Form 10-Q
period 1996-05-01
GT INTERACTIVE SOFTWARE CORP
filed 1996-05-14
CIK 1002607

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   __________
                                   FORM 10-Q
                                QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996.    Commission File No. 0-27338

                                   __________


                         GT INTERACTIVE SOFTWARE CORP.
             (Exact name of registrant as specified in its charter)



          Delaware                                      13-3689915
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification no.)


  16 East 40th Street, New York, NY                       10016
(Address of principal executive offices)                (Zip code)



      Registrant's telephone number, including area code:  (212) 726-6500


                                   __________


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                      No
                   ---------                    ---------

      As of May 1, 1996, there were 59,304,639 shares of the registrant's Common Stock outstanding.



                                 Page __ of ___
                       Exhibit index begins on page ____

                         GT INTERACTIVE SOFTWARE CORP.
                       1996 QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


Part I - Financial Information
                                                                Page
Item 1.      Financial Statements (Unaudited):

             Consolidated Balance Sheets as of December
             31, 1995 (audited) and March 31, 1996              3

             Consolidated Statements of Income for the
             three months ended March 31, 1995 and 1996         4

             Consolidated Statements of Cash Flows for
             the three months ended March 31, 1995 and 1996     5

             Notes to Consolidated Financial Statements         6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations      7


Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K                   10

Signatures                                                      11

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

                  GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                          December 31,     March 31,
                                              1995           1996
                                        --------------  -------------
                                           (audited)     (unaudited)
                                                (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                $    82,381    $    81,661
  Short-term investments                         9,563          9,660
  Receivables, net                              76,638         69,449
  Inventories, net                              45,756         44,195
  Royalty advances                              28,264         33,449
  Due from related party                            --            404
  Deferred income taxes                         12,640         15,819
  Prepaid expenses and other current
   assets                                        1,471          2,700
                                          ------------    -----------
     Total current assets                      256,713        257,337
Property and equipment, net                      5,111          5,861
Goodwill, net                                   21,286         21,013
Other assets                                       994          1,932
                                          ------------    -----------
     Total assets                           $  284,104     $  286,143
                                          ============    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $   85,708     $   72,131
  Accrued liabilities                           40,490         45,265
  Royalties payable                             22,213         21,280
  Deferred income                                3,410          5,158
  Income taxes payable                           1,766          8,079
  Current portion of long-term
   liabilities                                     969            732
  Due to related party                             955             --
                                          ------------    -----------
     Total current liabilities                 155,511        152,645
Other long-term liabilities                      7,689          7,573
                                          ------------    -----------
     Total liabilities                         163,200        160,218
                                          ------------    -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par, 150,000,000
   shares authorized, 59,304,639
   shares issued and outstanding                   593            593
  Cumulative translation adjustment                  3            (76)
  Additional paid-in capital                   112,466        112,466
  Retained earnings                              7,842         12,942
                                          ------------    -----------
     Total stockholders' equity                120,904        125,925
                                          ------------    -----------

     Total liabilities and
      stockholders' equity                  $  284,104     $  286,143
                                          ============    ===========

The accompanying footnotes are an integral part of these financial statements.

                  GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            For The Three Months
                                              Ended March 31,
                                           ----------------------
                                               1995       1996
                                           ----------  ----------
                                             (in thousands, except
                                                per share data)
Net sales                                    $ 27,181    $ 62,270
Cost of goods sold                             16,112      37,530
Selling and distribution expenses               3,587      10,855
General and administrative expenses             2,451       6,140
                                             --------    --------
     Operating income                           5,031       7,745
Interest and other income, net                    114       1,335
                                             --------    --------
     Income before income taxes                 5,145       9,080
Provision for (benefit from) income taxes      (2,051)      3,980
                                             --------    --------
     Net income                              $  7,196    $  5,100
                                             ========    ========

Pro forma adjustment to income tax
 provision                                      4,263
                                             --------

Pro forma net income                         $  2,933
                                             ========

Net income per share                                   $     0.09

Weighted average number of shares
 outstanding                                               59,305

The accompanying footnotes are an integral part of these financial statements.

                  GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                               For the Three Months
                                                 Ended March 31,
                                             -----------------------
                                                1995          1996
                                            ----------     ----------
                                                 (in thousands)

OPERATING ACTIVITIES:
  Net income                                $  7,196        $  5,100
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                 87             561
    Deferred income taxes                     (4,846)         (3,178)
    Deferred income                              216           1,617
    Changes in operating assets and
     liabilities:
      Receivables, net                        13,298           7,190
      Inventories, net                          (466)          1,560
      Royalty advances                        (6,380)         (5,185)
      Due from related party, net             (3,388)         (1,359)
      Prepaid expenses and other
       current assets                         (1,259)         (1,229)
      Accounts payable                         1,092         (13,577)
      Accrued liabilities                      4,695           4,775
      Royalties payable                       (1,461)           (933)
      Income taxes payable                     1,150           6,312
      Other                                     (119)         (1,018)
                                            ----------      ---------
        Net cash provided by
         operating activities                  9,815             636
                                            ----------      ---------

INVESTING ACTIVITIES:
 Purchases of short-term investments, net         --             (98)
 Purchase of property and equipment             (641)         (1,037)
                                            ----------      ---------
        Net cash used in investing
         activities                             (641)         (1,135)
                                            ----------      ---------


FINANCING ACTIVITIES:
 Issuance of Series A preferred stock
  and warrants                                    15              --
 Proceeds from issuance of note to a
  related party                               15,056              --
 Distributions to stockholders                (6,000)             --
 Repayment of notes                           (6,000)             --
 Long-term liabilities                          (219)           (221)
                                            ----------      ---------
        Net cash provided by (used
         in) financing activities              2,852            (221)
                                            ----------      ---------

Net increase (decrease) in cash and
 cash equivalents                             12,026            (720)
Cash and cash equivalents - beginning
 of year                                         544          82,381
                                            ----------      ---------
Cash and cash equivalents - end of period   $ 12,570        $ 81,661
                                            ==========      =========

The accompanying footnotes are an integral part of these financial statements.

                  GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - Significant Accounting Policies

Basis of Presentation

     The accompanying interim consolidated financial statements of GT Interactive Software Corp. and Subsidiary (the "Company") are unaudited but in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in GT Interactive Software Corp.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Net Income Per Share For The Three Months Ended March 31, 1996:

     Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period.

NOTE 2 - Inventories, net

     Inventories consist of the following:


                                                   December 31,     March 31,
                                                       1995           1996
                                                  -------------   ------------
                                                        (in thousands)
Finished goods                                       $   50,650    $   49,466
Raw materials                                             1,359         1,626
                                                    ------------  ------------
                                                         52,009        51,092
Less: reserve for obsolescence                            6,253         6,897
                                                    ------------  ------------
                                                     $   45,756    $   44,195
                                                    ============  ============


NOTE 3 - Commitments and Contingencies

     The Company had an unused letter of credit at March 31, 1996 amounting to approximately $11.7 million, which is secured by certain assets of the Company.


NOTE 4 - Supplemental Cash Flow Information


                                                         For the Three Months
                                                            Ended March 31,
                                                         --------------------
                                                           1995        1996
                                                         ---------  ---------
                                                            (in thousands)
Cash paid for income taxes                               $   1,246  $     843
Cash paid for interest                                          --         13


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

          The Company is a leading publisher, merchandiser and distributor of consumer software. Since it commenced operations in February 1993, the Company has experienced rapid revenue growth and its product and customer mix have changed substantially.

          An important element of the Company's financial performance is its product mix which has varied over time as the Company has built its business. The Company's product mix has been composed of three broad product categories:
(i) front-line published software; (ii) value-priced software; and (iii) third-party software. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net sales attributable to each category. In addition, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. To the extent that mass merchants require greater proportions of third party software products, some of which may yield lower margins, the Company's operating results may be impacted accordingly.

          Through February 28, 1995, the Company was an S corporation for Federal and New York state income tax purposes. The income tax provision for the three months ended March 31, 1995 includes a deferred tax benefit of approximately $3.5 million due to the Company's change in tax status.

          On June 23, 1995, the Company acquired all of the outstanding stock of Slash Corporation ("Slash"), a leading publisher, purchaser, repackager and distributor of value-priced software. Historically, Slash purchased excess inventory from major publishers and sublicensed catalog titles. It sold these products at lower price points or repackaged these and other products into compilation boxes, such as five-packs and ten-packs, for volume sales primarily to mass merchants. Slash's sales of purchased excess inventory have traditionally occurred at lower margins than its sales of sublicensed catalog products. The Company's value-priced software business primarily consists of sublicensed catalog titles which are sold largely to mass merchant customers. Slash's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

          Sales are recorded net of expected future returns which historically have been experienced and reserved for at approximately 30% of gross sales.

          The consumer software industry is seasonal. Net sales are typically highest during the fourth calendar quarter and are typically lower during the second calendar quarter. This seasonality is primarily a result of the increased demand for consumer software during the year-end holiday buying season.

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                           For the Three Months
                                              Ended March 31,
                                           ---------------------
                                              1995       1996
                                           ---------  ----------

Net sales                                     100.0 %     100.0 %
Cost of goods sold                             59.3        60.3
Selling and distribution expenses              13.2        17.4
General and administrative expenses             9.0         9.9
                                           ---------  ----------
Operating income                               18.5        12.4
Interest and other income, net                   .4         2.1
                                           ---------  ----------
Income before income taxes                     18.9        14.6
Provision for (benefit from) income taxes      (7.5)        6.4
                                           ---------  ----------
Net income                                     26.4 %       8.2 %
                                           =========  ==========


Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Net sales for the three months ended March 31, 1996 ("1996") increased approximately $35.1 million or 129% as compared to the three months ended March 31, 1995 ("1995"). Additionally, net units increased approximately 143% for 1996 as compared to 1995. This growth in net sales and volume was primarily attributable to the introduction of newly published front-line titles, such as
Heretic: Shadow of the Serpent Rider, Just Me and My Dad and Vikings: Strategy of the Ultimate Conquest, the continuing strong sales of Doom and Doom-related products and the expansion of the Company's value-priced line of software. In addition, an increase in the number of mass merchant stores supplied and serviced by the Company, an increase in the shelf space available to the Company from its existing mass merchant customers and an increase in sales from its existing mass merchant shelf space contributed to the growth in net sales. The purchase of Slash by the Company effective June 23, 1995 and the increase in the distribution of third party software also contributed to the growth in net sales.

     Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for 1996 increased approximately $21.4 million or 133% as compared to 1995. Costs of goods sold as a percentage of net sales for 1996 increased to 60.3% from 59.3% for 1995. The percentage increase in cost of goods sold was primarily due to a change in product mix driven by mass merchants for third-party software products which yielded the Company lower margins. The percentage increase was partially offset by a shift in the overall Company mix toward the Company's higher margin published front-line and value-priced products, which increased to slightly in excess of 50% of net sales in 1996 compared to approximately 40% in 1995.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $7.3 million or 203% during 1996 as compared to 1995. The increase was due to the additional advertising costs of approximately $1.9 million to support the growth of the Company's published products and an increase of $1.2 million in shipping costs attributable to the overall increase in sales volume. In addition, costs associated with the expansion of the Company's sales and distribution staff and distribution center increased approximately $3.2 million to support its growth. Selling and distribution expenses as a percentage of net sales for 1996 increased to 17.4% from 13.2% in 1995.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for 1996 increased approximately $3.7 million or 151% as compared to 1995. The increase was due primarily to costs of approximately $1.1 million associated with additional personnel required to support the expansion of the Company's operations, costs of approximately $.4 million associated with new facilities (including depreciation) to accommodate the increase in personnel and other expenses related to the expansion of the Company's operations. General and administrative expenses as a percentage of net sales for 1996 increased to 9.9% from 9.0% for 1995.

     In the near term, selling and distribution and general and administrative expenses are expected to rise, reflecting additions to the sales, distribution, operational and administrative infrastructure associated with the Company's anticipated growth. These expenses are expected to decline over time as a percentage of the Company's net sales, though there are no assurances to this effect.

     Interest and other income, net for 1996 increased approximately $1.2 million or 1,018% as compared to 1995. This is attributable to the income earned on the Company's short-term investments and cash equivalents.

Liquidity and Capital Resources

     As of March 31, 1996, the Company's principal sources of liquidity included cash and short-term investments of approximately $91.3 million. Cash from operating activities for the three months ended March 31, 1996 amounted to approximately $.6 million as compared to $9.8 million for the three months ended March 31, 1995. This decrease is attributable to the internally generated funds used to support the Company's growth and fluctuations in relative levels of receivables, inventory, royalty advances, accounts payable and income taxes payable. The relative level of inventory to accounts payable as of March 31, 1996 increased compared to March 31, 1995 primarily as a result of the timing of sales and the scheduled payment of the accounts payable.

     On February 28, 1995, the Company borrowed $15.0 million from an outside investor. This loan was repaid in December 1995, with proceeds from the Company's initial public offering. In addition, during the three months ended March 31, 1995, the Company repaid a note to a related party for $6.0 million and made distributions to stockholders of the S Corporation in the amount of $6.0 million.

     As of March 31, 1996, the Company has certain outstanding standby letters of credit amounting to approximately $11.7 million, which are secured by certain assets of the Company.

     The Company believes that existing cash, cash equivalents and short-term investments together with cash expected to be generated from operations, will be sufficient to fund the Company's anticipated operations for the next twelve months.

     Except for historical information contained in this Form 10-Q, the information set forth herein may include forward looking statements that are dependent on certain risks and uncertainties. Important factors that could cause actual results to differ materially from the anticipated results include, but are not limited to, world-wide business and industry conditions, adoption of new hardware systems, software development requirements and their impact on product launches, Company customer relations and other risks detailed, from time to time, in the Company's SEC filings including, but not limited to, the Report on Form 10-K for the fiscal year ended December 31, 1995.

Part II. - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
- - --------------

         The following exhibits are filed as part of this report:


Exhibit No.        Description
- - -----------        -----------
3.1                Amended and Restated Certificate of Incorporation
                   (incorporated herein by reference to the exhibit with the
                   corresponding number filed as part of the Company's Annual
                   Report on Form 10-K for the fiscal year ended December 31,
                   1995).

3.2 Amended and Restated By-laws (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on October 20, 1995, and all amendments thereto (File
                   No. 33-98448)).

10.1 Second Amendment to GTIS Master Option and License Agreement between the Registrant and Williams Entertainment Group, dated March 27, 1996.*

10.2               Amendment to GTIS Master Option and License Agreement (Home
                   Video Games) between the Registrant and Williams
                   Entertainment Group, dated March 27, 1996.*

10.3 Master Option and License Agreement for Atari PC Games between the Registrant and WMS Industries Inc., dated March
                   27, 1996.*

10.4               Master Option and License Agreement for Atari Home Video
                   Games between the Registrant and WMS Industries Inc., dated
                   March 27, 1996.*

10.5               Employment Agreement between the Registrant and Andrew
                   Gregor.

27.1               Financial Data Schedule.

____________

* Confidential treatment requested.


(b) Reports on Form 8-K
- - -----------------------

        No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GT INTERACTIVE SOFTWARE CORP.


                                   By:    /s/  RONALD CHAIMOWITZ
                                       ---------------------------
                                          Ronald Chaimowitz
                                          Chief Executive Officer and Director
                                          Date:  May 14, 1996

                                   By:    /s/  ANDREW GREGOR
                                       ---------------------------
                                          Andrew Gregor
                                          Chief Financial Officer and Senior
                                          Vice President, Finance and
                                          Administration
                                          Date:  May 14, 1996

                                   Exhibits
                                   --------


Exhibit No.    Description                                                              Page
- - -----------    -----------                                                              ----
3.1            Amended and Restated Certificate of Incorporation (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
3.2            Amended and Restated By-laws (incorporated herein by reference to the exhibit with the corresponding number filed as part of the
               Company's Registration Statement on Form S-1 filed on October 20,
               1995, and all amendments thereto (File No. 33-98448)).
10.1           Second Amendment to GTIS Master Option and License Agreement
               between the Registrant and Williams Entertainment Group, dated
               March 27, 1996.*
10.2           Amendment to GTIS Master Option and License Agreement (Home Video
               Games) between the Registrant and Williams Entertainment Group, dated March 27, 1996.*
10.3           Master Option and License Agreement for Atari PC Games between the Registrant and WMS Industries Inc., dated March 27, 1996.*
10.4           Master Option and License Agreement for Atari Home Video Games
               between the Registrant and WMS Industries Inc., dated March 27,
               1996.*
10.5           Employment Agreement between the Registrant and Andrew Gregor.
27.1           Financial Data Schedule.





- - ------------

*  Confidential treatment requested.