Form 10-Q
period 1996-06-30
GT INTERACTIVE SOFTWARE CORP
filed 1996-08-14
CIK 1002607

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    ______
                                   FORM 10-Q
                               QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996         Commission File No. 0-27338

                                    ______

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

                                    ______

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes   X             No_____
                                              ------

    As of August 1, 1996, there were 66,181,791 shares of the registrant's
                           Common Stock outstanding.

                                 Page__ of ___
                       Exhibit index begins on page ____

                         GT INTERACTIVE SOFTWARE CORP.
                      1996 QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                               Page
Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets as of December 31, 1995 (audited) and June 30, 1996      3

          Consolidated Statements of Income for the three months and the six months ended
          June 30, 1995 and 1996                                                               4

          Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and
          1996                                                                                 5

          Notes to Consolidated Financial Statements                                           6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                           8

PART II - OTHER INFORMATION

Item 4    Submission of Matters to a vote of Security Holders                                  12

Item 6.   Exhibits and Reports on Form 8-K                                                     12

Signatures                                                                                     15

PART I.  FINANCIAL INFORMATION
Item I.  Financial Statements (Unaudited)

                GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           December 31,         June 30,
                                                                              1995                1996
                                                                          -------------        -----------
                                                                            (audited)          (unaudited)
                                                                                  (in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                                $       82,799      $      59,976
 Short-term investments                                                            9,563              9,767
 Receivables, net                                                                 83,191             63,226
 Inventories, net                                                                 48,512             44,514
 Royalty advances                                                                 29,577             48,757
 Deferred income taxes                                                            14,046             15,465
 Prepaid expenses and other current assets                                         1,914              4,246
                                                                          ---------------     --------------
   Total current assets                                                          269,602            245,951
Property and equipment, net                                                        5,670              6,954
Goodwill, net                                                                     21,286             20,740
Investments                                                                           --              2,794
Other assets                                                                       1,011              1,422
                                                                          ---------------     --------------
   Total assets                                                           $      297,569      $     277,861
                                                                          ===============     ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                                         $       87,366      $      64,946
 Accrued liabilities                                                              44,452             35,599
 Royalties payable                                                                23,466             25,507
 Deferred income                                                                   3,824              5,347
 Income taxes payable                                                              4,738              4,390
 Current portion of long-term liabilities                                          1,184              1,536
 Due to related party                                                                955                159
                                                                          ---------------     --------------
   Total current liabilities                                                     165,985            137,484
Other long-term liabilities                                                        7,788              6,506
                                                                          ---------------     --------------
   Total liabilities                                                             173,773            143,990
                                                                          ---------------     --------------

Commitments and contingencies


Stockholders' equity:
  Common stock, $.01 par, 150,000,000 shares authorized,
   62,687,416 shares issued and outstanding                                          627                627
  Additional paid-in capital                                                     112,763            112,763
  Retained earnings                                                               10,406             20,481
                                                                          ---------------     --------------
   Total stockholders' equity                                                    123,796            133,871
                                                                          ---------------     --------------

   Total liabilities and stockholders' equity                             $      297,569      $     277,861
                                                                          ===============     ==============

 The accompanying footnotes are an integral part of these financial statements.

                   GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                                  For the Three Months     For The Six Months
                                                                      Ended June 30,         Ended June 30,
                                                                  --------------------    --------------------
                                                                    1995        1996        1995       1996
                                                                  --------    --------    --------   ---------
                                                                      (in thousands, except per share data)
Net sales                                                         $ 30,298    $ 72,032    $ 64,420   $ 140,934
Cost of goods sold                                                  17,440      41,144      36,368      81,687
Selling and distribution expenses                                    5,358      16,191      10,924      29,561
General and administrative expenses                                  4,028       5,873       7,347      12,885
                                                                  --------    --------    --------   ---------
  Operating income                                                   3,472       8,824       9,781      16,801
Merger costs                                                           ---      (1,573)        ---      (1,573)
Interest and other income, net                                         125         918         254       2,459
                                                                  --------    --------    --------    --------
  Income before income taxes                                         3,597       8,169      10,035      17,687
Provision for income taxes                                           1,457       3,381         318       7,599
                                                                  --------    --------    --------    --------
  Net income                                                      $  2,140    $  4,788     $ 9,717    $ 10,088
                                                                  ========    ========    ========    ========
Pro forma adjustment to income tax  provision                                                3,997
                                                                                          --------
Pro forma net income                                                                      $  5,720
                                                                                          ========
Net income per share                                                           $  0.08                $   0.16

Weighed average shares outstanding                                              62,687                  62,687

The accompanying footnotes are an intergal part of these financial statements.

                GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            For the Six Months
                                                               Ended June 30,
                                                           ---------------------
                                                             1995        1996
                                                           --------    ---------
                                                              (in thousands)
OPERATING ACTIVITIES:
 Net income                                                $   9,717   $ 10,088
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                 389      1,228
   Deferred income taxes                                      (5,756)    (1,419)
   Deferred income                                             1,065        216
   Changes in operating assets and liabilities:
    Receivables, net                                          17,620     19,965
    Inventories, net                                          (5,300)     3,998
    Royalty advances                                         (10,725)   (19,180)
    Due to related party, net                                 (1,697)      (796)
    Prepaid expenses and other current assets                 (1,338)    (2,332)
    Accounts payable                                          (1,117)   (22,420)
    Accrued liabilities                                       (1,675)    (8,853)
    Royalties payable                                           (723)     2,041
    Income taxes payable                                       1,803       (348)
    Other                                                       (861)      (358)
                                                            ---------  ---------
     Net cash provided by (used in) operating activities       1,402    (18,170)
                                                            ---------  ---------
INVESTING ACTIVITIES:
 Purchases of investments                                        ---     (2,794)
 Purchase of property and equipment                           (2,862)    (2,064)
 Purchases of short-term investments, net                        ---       (204)
 Proceeds from disposal of property and equipment                ---         32
 Purchases of Slash Corporation, net of cash acquired of
  approximately $516,000                                         461        ---
                                                            ---------  ---------
       Net cash used in investing activities                  (2,401)    (5,030)
                                                            ---------  ---------
FINANCING ACTIVITIES:
 Issuance of Series A preferred stock and warrants            15,015        ---
 Proceeds from issuance of note to a related party            15,225        ---
 Repayment of notes                                          (10,471)       ---
 Distributions to stockholders                                (6,000)       ---
 Long-term liabilities                                          (510)       377
                                                            ---------  ---------
       Net cash provided by financing activities              13,259        377
                                                            ---------  ---------

 Net increase (decrease) in cash and cash equivalents         12,260    (22,823)
 Cash and cash equivalents - beginning of year                 1,217     82,799
                                                            ---------  ---------
 Cash and cash equivalents - end of period                  $ 13,477   $ 59,976
                                                            =========  =========

The accompanying footnotes are an integral part of these financial statements.

                GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE -1- Significant Accounting Policies

Basis of Presentation

     The accompanying interim consolidated financial statements of GT Interactive Software Corp. and Subsidiaries (the "Company") are unaudited but in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Net Income Per Share For The Three and Six Months Ended June 30, 1996

     Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period.


NOTE 2 - Acquisitions

     On June 24, 1996, the Company acquired all of the outstanding common stock of WizardWorks Group, Inc. ("WizardWorks"), a publisher of consumer software, in exchange for 2.35 million shares of the Company's common stock.

     On June 28, 1996, the Company acquired all of the outstanding common stock of Candel, Inc., the parent company of FormGen Corp. ("FormGen"), a publisher of multimedia consumer software, in exchange for 1,032,777 shares of the Company's common stock.

     WizardWorks and FormGen (collectively the "Aquired Companies") have been accounted for as pooling of interests and accordingly are included in the Company's Consolidated Financial Statements as if the acquisitions had occured on January 1, 1994.

     The following represents the summarized results of operations for the period prior to the consummation of the transaction, which is the three months ended March 31, 1996, on a seperate company basis and combined basis:

                            GT Interactive       Acquired        Pro Forma
                             Software Corp.      Companies       Combined
                           ------------------  --------------  ------------
                                               (in thousands)
Net revenue                $   62,270           $   6,632       $   68,902
Operating income                7,745                 232            7,977
Net income                      5,100                 200            5,300

                GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

NOTE 3-Inventories, net

     Inventories consists of the following:

                                                  December 31,        June 30,
                                                      1995              1996
                                                 --------------    -------------
                                                          (in thousands)
Finished goods                                     $  51,545         $  51,205
Raw materials                                          3,648             2,633
                                                  -----------       -----------
                                                      55,193            53,838
Less: reserve for obsolescence                         6,681             9,324
                                                  -----------       -----------
                                                   $  48,512         $  44,514
                                                  ===========       ===========

NOTE 4-Supplemental Cash Flow Information

                                                            For the Six Months
                                                              Ended June 30,
                                                          ----------------------
                                                            1995          1996
                                                          --------      --------
                                                              (in thousands)
Issuance of Common Stock in connection with the
 acquisition of Slash Corporation                         $ 20,000      $    --
Cash paid for income taxes                                   3,980         9,336
Cash paid for interest                                         170            43

NOTE 5-Subsequent Event

     On July 9, 1996, the Company acquired all of the outstanding common stock of Humongous Entertainment, Inc., a premier developer and publisher of quality children's software, in exchange for 3,458,375 shares of the Company's common stock. This acquisition has been accounted for as a pooling of interests.

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

     Through February 28, 1995, the Company was an S corporation for Federal and New York state income tax purposes. The income tax provision for the six months ended June 30, 1995 includes a deferred tax benefit of approximately $3.5 million due to the Company's change in tax status.

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

     On June 24, 1996, the Company acquired all of the outstanding stock of WizardWorks Group, Inc. ("WizardWorks"), a leading publisher of value-priced interactive entertainment, edutainment and productivity software. WizardWorks publishes and distributes consumer software developed by external developers for Windows, DOS and Macintosh formats.

     On June 28, 1996, the Company acquired all of the outstanding stock of Candel, Inc., the parent company of FormGen Corp. ("FormGen"), a leading publisher of interactive entertainment PC shareware and software.

     WizardWorks and FormGen (collectively the "Acquired Companies") have each been accounted for as a pooling of interests, whereby the Company exchanged 3,382,777 newly issued shares of its common stock for all the outstanding shares of the Acquired Companies' common stock. Accordingly, the Company's Financial Statements for the six months ended June 30, 1995 have been restated to include the results of the Acquired Companies.

     Sales are recorded net of expected future returns which historically have been experienced and reserved for at approximately 30% of gross sales.

     The consumer software industry is seasonal. Net sales are typically highest during the fourth calender quarter and are typically lower during the second calender quarter. This seasonality is primarily a result of the increased demand for consumer software during the year-end holiday buying season.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                        For the Three            For the Six
                                           Months                   Months
                                        Ended June 30,          Ended June 30,
                                       ----------------        ----------------
                                        1995      1996          1995      1996
                                       ------    ------        ------    ------
Net sales                               100.0  % 100.0  %      100.0  %  100.0 %
Cost of goods sold                       57.6     57.1          56.5      58.0
Selling and distribution expenses        17.7     22.5          17.0      21.0
General and administrative expenses      13.3      8.1          11.4       9.1
                                       ------    ------        ------    ------
Operating income                         11.4     12.3          15.1      11.9
Merger costs                               --     (2.2)           --      (1.1)
Interest and other income, net             .4      1.3            .4       1.8
                                       ------    ------        ------    ------
Income before income taxes               11.8     11.4          15.5      12.6
Provision for income taxes                4.8      4.7            .5       5.4
                                       ------    ------        ------    ------
Net income                                7.0  %   6.7  %       15.0  %    7.2 %
                                       ======    ======        ======    ======

     Net sales for the three months and six months ended June 30, 1996 increased approximately $41.7 million or 138% and $76.5 million or 119%, respectively, as compared to the three and six months ended June 30, 1995. This growth in net sales for the three and six months ended June 30, 1996 was primarily attributable to the introduction of newly published front-line titles, such as
Heretic: Shadow of the Serpent Rider, Gender Wars, Kingdom O'Magic and Duke Nukem 3D, the continuing strong sales of Doom and Doom-related products and the expansion of the Company's value-priced line of software. In addition, an increase in the number of mass merchant stores supplied and serviced by the Company, an increase in the shelf space available to the Company from its existing mass merchant customers and an increase in sales from its existing mass merchant shelf space contributed to the growth in net sales. The purchase of Slash by the Company effective June 23, 1995 and the increase in the distribution of third party software also contributed to the growth in net sales. Additionally, during the six months ended June 30, 1996, the Company released Just Me & My Dad and Vikings: Strategy of the Ultimate Conquest.

     Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for the three and six months ended June 30, 1996 increased approximately $23.7 million or 136% and $45.3 million or 125%, respectively, as compared to the three and six months ended June 30, 1995. Costs of goods sold as a percentage of net sales for the three months ended June 30, 1996 decreased to 57.1% from 57.6% for the three months ended June 30, 1995. This decrease was primarily due to a change in product mix toward the Company's higher margin published front-line and value-priced products, which increased to approximately 50% of net sales during the three months ended June 30, 1996 compared to approximately 32% during the three months ended June 30, 1995. During the six months ended June 30, 1996, cost of goods sold as a percentage of net sales increased to 58.0% from 56.5% for the comparable period of the prior year. This increase was primarily due to a change in product mix driven by mass merchants for third party software products which yielded the Company lower margins. The percentage increase was partially offset by a shift in the overall Company mix toward the Company's higher margin published front-line and value-priced products, which increased to approximately 52% of net sales during the six months ended June 30, 1996 compared to approximately 44% during the six months ended June 30, 1995.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $10.8 million or 202% and $18.6 million or 171% during the three and six months ended June 30, 1996, respectively, compared to the comparable periods of the prior year. The increase was due to the additional advertising costs to support the growth of the Company's published products and an increase in shipping costs attributable to the overall increase in sales volume. In addition, costs associated with the expansion of the Company's sales and distribution staff and distribution center increased to support its growth. Selling and distribution expenses as a percentage of net sales for the three and six months ended June 30, 1996 increased to 22.5% and 21.0%, respectively, compared to 17.7% and 17.0% during the three and six months ended June 30, 1995, respectively.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three and six months ended June 30, 1996 increased approximately $1.8 million or 46% and $5.5 million or 75%, respectively, as compared to the three and six months ended June 30, 1995. The increase was due primarily to the expansion of the Company's operations. General and administrative expenses as a percentage of net sales for the three and six months ended June 30, 1996 decreased to 8.1% and 9.1%, respectively, from 11.4% and 13.3% for the three and six months ended June 30, 1995, respectively.

     In the near term, selling and distribution and general and administrative expenses are expected to rise, reflecting additions to the sales, distribution, operational and administrative infrastructure associated with the Company's anticipated growth. These expenses are expected to decline over time as a percentage of the Company's net sales, though there are no assurances to this effect.

     Merger costs consist of legal, accounting and other professional fees incurred by the Company to complete the acquisition of WizardWorks and FormGen.

     Interest and other income, net increased approximately $.8 million and $2.2 million for the three and six months ended June 30, 1996, respectively, as compared to the comparable periods of the prior year. This is primarily attributable to greater short-term investments and cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company's principal sources of liquidity included cash and short-term investments of approximately $69.7 million. Cash used in operating activities for the six months ended June 30, 1996 amounted to approximately $18.2 million as compared to cash provided by operating activities of $1.4 million for the six months ended June 30, 1995. This decrease is attributable to the internally generated funds used to support the Company's growth and fluctuations in relative levels of receivables, inventory, royalty advances, accounts payable and income taxes payable. The relative level of inventory to accounts payable as of June 30, 1996 increased compared to June 30, 1995 primarily as a result of the timing of sales and the scheduled payment of the accounts payable.

     The Company believes that existing cash, cash equivalents and short-term investments together with cash expected to be generated from operations, will be sufficient to fund the Company's anticipated operations for the next twelve months.

     Except for historical information contained in this Form 10-Q, the information set forth herein may include forward looking statements that are dependent on certain risks and uncertainties. Important factors that could cause actual results to differ materially from the anticipated results include, but are not limited to, world-wide business and industry conditions, adoption of new hardware systems, software development requirements and their impact on product launches, company customer relations and other risks detailed, from time to time, in the Company's SEC filings including, but not limited to, the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Part II.- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company held its Annual Meeting of Stockholders on June 20, 1996.

(b)       The directors elected at the meeting were:

                                        For                 Withheld       Non-Voting
                                        ---                 --------       ----------
          Kenneth Cayre                 55,677,069          45,700         3,581,870
          Jordan A. Levy                55,677,069          45,700         3,581,870
          William E. Ford               55,677,569          45,200         3,581,870

          Other directors whose terms of office continued after the meeting are as follows:
          Joseph J. Cayre, Stanley Cayre, Jack J. Cayre, Ron Chaimowitz, Steven
          A. Denning.

(c) Other matters voted upon at the meeting and the results of those votes are as follows:

                                        For            Against        Abstain   Non-Voting
                                        ---            -------        -------   ----------
Ratification of Arthur Andersen LLP
as the Company's independent auditors   55,721,469     1,200          100       3,581,870

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
- -------------

         The following exhibits are filed as part of this report:

Exhibit No.    Description
- -----------    -----------

2.1 Agreement and Plan of Reorganization by and among GT Interactive Software Corp., GT Acquisition Sub, Inc., WizardWorks Group, Inc. and the Stockholders of WizardWorks Group, Inc. dated June 24, 1996 (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed July 9, 1996).

2.2 Escrow Agreement by and among GT Interactive Software Corp., Paul D. Rinde, as the Stockholder Representative of Wizard-Works Group Inc., and Republic National Bank of New York, as Escrow Agent, dated June 24, 1996 (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed July 9, 1996).

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

27.1           Financial Data Schedule.


____________

(b) Reports on Form 8-K
- -----------------------

     A report on Form 8-K, dated June 24, 1996 was filed with the Securities and Exchange Commission on July 9, 1996 announcing the acquisition of WizardWorks Group, Inc. and Candel, Inc. in stock-for-stock mergers pursuant to the respective Agreements and Plans of Reorganization.

               GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      PRO FORMA STATEMENTS OF OPERATIONS

The following pro forma statements of operations give effect to the merger of GT Interactive Software Corp. (the "Company") and WizardWorks Group Inc. and Candel, Inc., the parent company of FormGen Corp., (collectively the "Acquired Companies"), which were accounted for as poolings of interests. The pro forma statements of operations combine the results of operations of the Company for the three years ending December 31, 1995 with the results of operations of the Acquired Companies for the three years ended December 31, 1995. These pro forma financial statements should be read in conjunction with the historical financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, Current Report on Form 8-K filed on July 9, 1996 and the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                                   FOR THE YEAR ENDED DECEMBER 31, 1995
                                   ------------------------------------

                                   GT Interactive         Acquired                              Pro Forma
                                   Software Corp.         Companies        Adjustments          Combined
                                   --------------      --------------     --------------     --------------
                                                                 (in thousands)
Net sales                          $      204,135      $       24,861     $      (3,223)     $      225,773
Cost of goods sold                        129,552               9,821            (3,048)            136,325
Selling, general and
 administrative expenses                   43,290              13,293               ---              56,583
                                   --------------      --------------     --------------     --------------
Operating income                           31,293               1,747              (175)             32,865
Interest and other income, net                609                 163               ---                 772
                                   --------------      --------------     --------------     --------------
Income before income taxes                 31,902               1,910              (175)             33,637
Provision for income taxes                  9,262               1,330               (75)             10,517
                                   --------------      --------------     --------------     --------------
Net income                         $       22,640      $          580     $        (100)     $       23,120
                                   ==============      ==============     ==============     ==============

                                   FOR THE YEAR ENDED DECEMBER 31, 1994
                                   ------------------------------------

                                   GT Interactive        Acquired                               Pro Forma
                                   Software Corp.        Companies         Adjustments          Combined
                                   --------------      --------------     --------------     --------------
                                                                 (in thousands)
Net sales                          $       85,176      $       14,853     $          ---     $      100,029
Cost of goods sold                         47,470               6,128                ---             53,598
Selling, general and
 administrative expenses                   17,366               6,905                ---             24,271
                                   --------------      --------------     --------------     --------------
Operating income                           20,340               1,820                ---             22,160
Interest and other income, net                 30                 (10)               ---                 20
                                   --------------      --------------     --------------     --------------
Income before income taxes                 20,370               1,810                ---             22,180
Provision for income taxes                  1,661                 770                ---              2,431
                                   --------------      --------------     --------------     --------------
Net income                         $       18,709      $        1,040     $          ---     $       19,749
                                   ==============      ==============     ==============     ==============

                GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                  PRO FORMA FINANCIAL STATEMENTS (CONTINUED)

                                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                     ------------------------------------

                                     GT Interactive         Acquired                               Pro Forma
                                     Software Corp.         Companies         Adjustments          Combined
                                   -----------------   -----------------   -----------------   -----------------
                                                                   (in thousands)
Net sales                            $       10,306      $        7,769      $           --      $       18,075
Cost of goods sold                            4,050               3,271                  --               7,321
Selling, general and
 administrative expenses                      5,325               4,052                  --               9,377
                                   -----------------   -----------------   -----------------   -----------------
Operating income                                931                 446                  --               1,377
Interest and other income, net                    1                  22                  --                  23
                                   -----------------   -----------------   -----------------   -----------------
Income before income taxes                      932                 468                  --               1,400
Provision for income taxes                       89                 197                  --                 286
                                   -----------------   -----------------   -----------------   -----------------
Net income                           $          843      $          271      $           --      $        1,114
                                   =================   =================   =================   =================


Note: The adjustments made to the above pro forma statements of operations reflect the elimination of sales and purchases between the Company and the Acquired Companies, the elimination of the gross profit remaining in ending inventory relating to these sales and the income tax effect of these eliminations.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GT INTERACTIVE SOFTWARE CORP.



                                    By:  /s/ RONALD CHAIMOWITZ
                                        ------------------------
                                          Ronald Chaimowitz
                                          Chief Executive Officer and Director
                                          Date: August 14, 1996


                                    By:  /s/ ANDREW GREGOR
                                        -----------------------
                                          Andrew Gregor
                                          Chief Financial Officer and Senior
                                          Vice President, Finance and
                                          Administration
                                          Date: August 14, 1996

                                     Exhibits
                                     --------

Exhibit No.         Description                                                      Page
- ----------          -----------                                                      ----
2.1                Agreement and Plan of Reorganization by and among GT
                   Interactive Software Corp., GT Acquisition Sub, Inc., Wizard-
                   Works Group, Inc. and the Stockholders of WizardWorks Group,
                   Inc. dated June 24, 1996 (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed July 9, 1996).

2.2                Escrow Agreement by and among GT Interactive Software Corp.,
                   Paul D. Rinde, as the Stockholder Representative of
                   WizardWorks Group, Inc.,and Republic National Bank of New
                   York, as Escrow Agent, dated June 24, 1996 (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on form
                   8-K filed July 9, 1996).

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

27.1               Financial Data Schedule.

_______________