Form 10-Q
period 1996-09-30
GT INTERACTIVE SOFTWARE CORP
filed 1996-11-14
CIK 1002607

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ----------

                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended September 30, 1996   Commission File No. 0-27338

                                   ----------


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


                                   ----------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  __X__                          No______

     As of November 1, 1996, there were 66,304,499 shares of the registrant's Common Stock outstanding.


                                 Page __ of ___

                        Exhibit index begins on page ____

                          GT INTERACTIVE SOFTWARE CORP.
                       1996 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


                                                                            Page
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of December 31, 1995 (audited)
           and September 30, 1996                                             3

         Consolidated Statements of Income for the three months and the nine months ended September 30, 1995 and 1996
                                                                              4

         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1995 and 1996
                                                                              5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
                                                                              8


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           December 31,   September 30,
                                                               1995           1996
                                                             --------       --------
                                                            (audited)      (unaudited)
                                                                (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 84,069       $ 16,016
  Short-term investments                                        9,625          4,895
  Receivables, net                                             84,810         95,594
  Inventories, net                                             49,145         63,057
  Royalty advances                                             29,577         57,357
  Deferred income taxes                                        14,014         13,543
  Prepaid expenses and other current assets                     1,996          7,079
                                                             --------       --------
     Total current assets                                     273,236        257,541
Property and equipment, net                                     6,087          8,079
Goodwill, net                                                  21,286         20,466
Investments                                                        --          9,521
Other assets                                                    1,032          2,119
                                                             --------       --------
     Total assets                                            $301,641       $297,726
                                                             ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 87,518       $ 68,655
  Accrued liabilities                                          45,306         40,179
  Royalties payable                                            23,509         29,354
  Deferred income                                               4,091          5,481
  Income taxes payable                                          4,696          4,673
  Current portion of long-term liabilities                      1,413          1,324
  Due to related party                                            955            245
                                                             --------       --------
     Total current liabilities                                167,488        149,911
Other long-term liabilities                                     8,113          5,332
                                                             --------       --------
     Total liabilities                                        175,601        155,243
                                                             --------       --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par, 150,000,000 shares authorized,
     66,304,499 shares issued and outstanding                     661            663
  Additional paid-in capital                                  117,919        117,811
  Retained earnings                                             7,460         24,009
                                                             --------       --------
     Total stockholders' equity                               126,040        142,483
                                                             --------       --------

     Total liabilities and stockholders' equity              $301,641       $297,726
                                                             ========       ========

 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION

                                                                            For the Three Months              For The Nine Months
                                                                            Ended September 30,               Ended September 30,
                                                                         -------------------------         -------------------------
                                                                           1995             1996             1995             1996
                                                                         --------         --------         --------         --------
                                                                                                 (unaudited)
                                                                                      (in thousands, except per share data)
Net sales                                                                $ 63,755         $ 86,192         $130,401         $230,475
Cost of goods sold                                                         41,093           47,684           77,832          130,232
Selling and distribution expenses                                          10,438           17,769           23,542           51,063
General and administrative expenses                                         5,695            7,432           13,876           21,089
Merger costs                                                                   --            1,120               --            2,694
                                                                         --------         --------         --------         --------
     Operating income                                                       6,529           12,187           15,151           25,397
Interest and other income, net                                                281              575              535            2,827
                                                                         --------         --------         --------         --------
     Income before income taxes                                             6,810           12,762           15,686           28,224
Provision for income taxes                                                  3,053            4,032            3,316           11,599
                                                                         --------         --------         --------         --------
     Net income                                                          $  3,757         $  8,730         $ 12,370         $ 16,625
                                                                         ========         ========         ========         ========

Pro forma adjustment to income tax provision                                                                 4,569
                                                                                                           -------

Pro forma net income                                                                                       $ 7,801
                                                                                                           =======

Net income per share                                                                      $   0.13                           $  0.24

Weighted average shares outstanding                                                         69,217                            68,903



 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                       ----------------------------
                                                                                                         1995                1996
                                                                                                       --------            --------
                                                                                                                (unaudited)
                                                                                                               (in thousands)
OPERATING ACTIVITIES:
  Net income                                                                                           $ 12,370            $ 16,625
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                                        986               2,089
       Deferred income taxes                                                                             (8,910)                471
       Deferred income                                                                                    1,492              (1,119)
       Changes in operating assets and liabilities:
          Receivables, net                                                                              (22,481)            (10,784)
          Inventories, net                                                                              (12,549)            (13,912)
          Royalty advances                                                                              (12,390)            (27,780)
          Due to related party, net                                                                      (1,460)               (710)
          Prepaid expenses and other current assets                                                        (929)             (5,083)
          Accounts payable                                                                               27,700             (18,862)
          Accrued liabilities                                                                            11,220              (5,126)
          Royalties payable                                                                                 974               5,844
          Income taxes payable                                                                            4,462               1,173
          Other                                                                                            (176)               (904)
                                                                                                       --------            --------
             Net cash provided by (used in) operating activities                                            309             (58,078)
                                                                                                       --------            --------

INVESTING ACTIVITIES:
  Purchases of investments                                                                                   --              (9,521)
  Purchase of property and equipment                                                                     (4,334)             (3,518)
  Purchases of short-term investments, net                                                                   --               4,730
  Purchases of Slash Corporation, net of cash acquired of approximately
    $516,000                                                                                                218                  --
                                                                                                       --------            --------
             Net cash used in investing activities                                                       (4,116)             (8,309)
                                                                                                       --------            --------

FINANCING ACTIVITIES:
  Repurchase of warrants                                                                                     --              (1,935)
  Proceeds from exercise of stock options                                                                    --                 632
  Issuance of preferred stock and warrants                                                               15,015                  --
  Proceeds from issuance of note to a related party                                                      15,056                  --
  Repayment of notes                                                                                    (10,471)                 --
  Distributions to stockholders                                                                          (6,000)                 --
  Long-term liabilities                                                                                    (779)               (363)
                                                                                                       --------            --------
             Net cash provided by (used in) financing activities                                         12,821              (1,666)
                                                                                                       --------            --------

 Net increase (decrease) in cash and cash equivalents                                                     9,014             (68,053)
Cash and cash equivalents - beginning of year                                                             4,496              84,069
                                                                                                       --------            --------
Cash and cash equivalents - end of period                                                              $ 13,510            $ 16,016
                                                                                                       ========            ========

 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE -1 - SIGNIFICANT ACCOUNTING POLICIES

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

Net Income Per Share For The Three and Nine Months Ended September 30, 1996

     Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period.


NOTE 2 - ACQUISITIONS

     On June 24, 1996, the Company acquired all of the outstanding common stock of WizardWorks Group, Inc. ("WizardWorks"), a developer and publisher of consumer software, in exchange for 2,350,000 shares of the Company's common stock.

     On June 28, 1996, the Company acquired all of the outstanding common stock of Candel Inc., the parent company of FormGen Corp. ("FormGen"), a publisher of multimedia consumer software, in exchange for 1,032,777 shares of the Company's common stock.

     On July 9, 1996, the Company acquired all of the outstanding common stock of Humongous Entertainment, Inc., ("Humongous") a premier developer and publisher of quality children's software, in exchange for 3,458,375 shares of the Company's common stock.

     WizardWorks, FormGen and Humongous (collectively the "Acquired Companies") have been accounted for as pooling of interests and accordingly are included in the Company's Consolidated Financial Statements as if the acquisitions had occurred on January 1, 1994.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 3 - INVENTORIES, NET

            Inventories consist of the following:

                                                        December 31,   September 30,
                                                           1995           1996
                                                         -------         -------
                                                             (in thousands)
Finished goods                                           $52,144         $67,197
Raw materials                                              4,067           3,179
                                                         -------         -------
                                                          56,211          70,376
Less: reserve for obsolescence                             7,066           7,319
                                                         -------         -------
                                                         $49,145         $63,057
                                                         =======         =======


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                           For the Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                           1995           1996
                                                         -------         -------
                                                             (in thousands)
Issuance of Common Stock in connection with the
  acquisition of Slash Corporation                       $20,000         $    --
Cash paid for income taxes                                 7,242           9,360
Cash paid for interest                                       442             660


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, world-wide business and industry conditions, adoption of new hardware systems, product delays, software development requirements and their impact on product launches, company customer relations and other risks and factors detailed, from time to time, in the Company's SEC filings including, but not limited to, the factors described on pages 7-10 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the risk factors set forth on pages 6-12 of the Registration Statement on Form S-1 (Registration No. 333-14441) filed October 18, 1996, as amended.

OVERVIEW

     The Company creates, publishes and merchandises interactive entertainment, edutainment and value-priced consumer software for a variety of platforms on a world-wide basis. Since it commenced operations in February 1993, the Company has experienced rapid revenue growth and its product and customer mix have changed substantially.

     An important element of the Company's financial performance is its product mix which has varied over time as the Company has built its business. The Company's product mix has been composed of two broad product categories: published software and third-party software. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net sales attributable to each category. In addition, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. To the extent that mass merchants require greater proportions of third-party software products, some of which may yield lower margins, the Company's operating results may be impacted accordingly.

     Through February 28, 1995, the Company was an S corporation for Federal and New York state income tax purposes. The income tax provision for the nine months ended September 30, 1995 includes a deferred tax benefit of approximately $3.5 million due to the Company's change in tax status.

     On June 23, 1995, the Company acquired all of the outstanding stock of Slash Corporation ("Slash"), a leading publisher, purchaser, repackager and distributor of value-priced software in exchange for 2,793,000 newly issued shares of the Company's Common stock and a nominal amount of cash. Historically, Slash purchased excess inventory from major publishers and sublicensed catalog titles. It sold these products at lower price points or repackaged these and other products into compilation boxes, such as five-packs and ten-packs, for volume sales primarily to mass merchants. Slash's sales of purchased excess inventory have traditionally occurred at lower margins than its sales of sublicensed catalog products. The Company's value-priced software business primarily consists of sublicensed catalog titles which are sold largely to mass merchant customers. Slash's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

     On June 24, 1996, the Company acquired all of the outstanding stock of WizardWorks Group, Inc. ("WizardWorks"), a leading developer and publisher of value-priced interactive entertainment, edutainment and productivity software, in exchange for 2,350,000 newly issued shares of the Company's Common Stock. WizardWorks develops, publishes and distributes consumer software for Windows, DOS and Macintosh formats.

     On June 28, 1996, the Company acquired all of the outstanding stock of Candel Inc., the parent company of FormGen, Inc. ("FormGen"), a leading publisher of interactive personal computer ("PC") shareware and software in exchange for 1,032,777 newly issued shares of the Company's Common Stock.

     On July 9, 1996, the Company acquired all of the outstanding common stock of Humongous Entertainment, Inc. ("Humongous"), a premier developer and publisher of quality children's software, in exchange for 3,458,375 newly issued shares of the Company's Common Stock.

     WizardWorks, FormGen and Humongous (collectively the "Acquired Companies"), have each been accounted for as a pooling of interests. Accordingly, the Company's historical Financial Statements have been restated to include the results of the Acquired Companies.

     Sales are recorded net of expected future returns which historically have been experienced and reserved for at approximately 30% of gross sales.

     The consumer software industry is seasonal. Net sales are typically highest during the fourth calendar quarter. This seasonality is primarily a result of the increased demand for consumer software during the year-end holiday buying season.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:


                                                            For the Three                          For the Nine
                                                            Months Ended                           Months Ended
                                                            September 30,                          September 30,
                                                   -------------------------------        --------------------------------
                                                       1995               1996               1995                1996
                                                   -------------       -----------        ------------        -----------
Net sales                                                 100.0  %          100.0  %            100.0  %           100.0  %
Cost of goods sold                                         64.5              55.3                59.7               56.5
Selling and distribution expenses                          16.4              20.6                18.1               22.2
General and administrative expenses                         8.9               8.6                10.6                9.2
Merger costs                                                 --               1.3                  --                1.2
                                                   ------------       -----------        ------------        -----------
Operating income                                           10.2              14.1                11.6               11.0
Interest  and other income, net                              .5                .7                  .4                1.2
                                                   ------------       -----------        ------------        -----------
Income before income taxes                                 10.7              14.8                12.0               12.2
Provision for income taxes                                  4.8               4.7                 2.5                5.0
                                                   ------------       -----------        ------------        -----------
Net income                                                  5.9  %           10.1  %              9.5  %             7.2  %
                                                   ============       ===========        ============        ===========


     Net sales for the three months and nine months ended September 30, 1996 increased approximately $22.4 million or 35% and $100.1 million or 77% , respectively, as compared to the three and nine months ended September 30, 1995. In the third quarter of 1995, Microsoft(R) Windows(R) 95 was introduced. This one time event added net sales of approximately $13.2 million; without these sales, net sales for the three and nine months ended September 30, 1996 would have increased 71% and 97%, respectively. This growth in net sales for the three months ended September 30, 1996 was primarily attributable to the introduction of newly published titles such as Quake (full version in Europe, shareware version in North America), Area 51, Final Doom for the Sony PlayStation, Bedlam, "9" and Just Me & My Mom, the continuing strong sales of Doom and Doom-related products and Duke Nukem 3D and increased royalty income. During the nine months ended September 30, 1996, the growth in net sales was attributable to such releases as well as the initial release of Duke Nukem 3D, Heretic: Shadow of the Serpent Rider and Just Me & My Dad. Additionally, the expansion of the Company's value-priced line of software, an increase in the shelf space available from its existing mass merchant customers, an increase in the number of mass merchant stores supplied and serviced by the Company and an increase in sales from its existing mass merchant shelf space contributed to the growth in net sales during the nine month period. The purchase of Slash by the Company effective June 23, 1995 and the increase in the distribution of third party software also contributed to the growth in net sales during such period.

     Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for the three and nine months ended September 30, 1996 increased approximately $6.6 million or 16% and $52.4 million or 67%, respectively, as compared to the three and nine months ended September 30, 1995. Cost of goods sold as a percentage of net sales for the three and nine months ended September 30, 1996 decreased to 55.3% and 56.5%, respectively, compared to 64.5% and 59.7% during the three and nine months ended September 30, 1995. This decrease was primarily due to a change in product mix toward the Company's higher margin published products, which increased to approximately 63% and 57% of net sales during the three and nine months ended September 30, 1996, respectively, as compared to approximately 48% and 47% during the three and nine months ended September 30, 1995.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $7.3 million or 70% and $27.5 million or 117% during the three and nine months ended September 30, 1996, respectively, compared to the comparable periods of the prior year. The increase was due to the additional advertising costs of approximately $1.3 million and $6.9 million for the three and nine months ended September 30, 1996, respectively, to support the growth of the Company's published products and an increase in shipping costs of approximately $.8 million and $3.6 million for the three and nine months ended September 30, 1996, respectively, attributable to the overall increase in sales volume. In addition, costs associated with the expansion of the Company's sales and distribution staff and distribution center increased approximately $4.8 million and $11.5 million for the three and nine months ended September 30, 1996, respectively, to support its growth. Selling and distribution expenses as a percentage of net sales for the three and nine months ended September 30, 1996 increased to 20.6% and 22.2%, respectively, compared to 16.4% and 18.1% for the three and nine months ended September 30, 1995, respectively.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three and nine months ended September 30, 1996 increased approximately $1.7 million or 31% and $7.2 million or 52%, respectively, as compared to the three and nine months ended September 30, 1995. The increase was due primarily to the expansion of the Company's operations. General and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 1996 decreased to 8.6% and 9.2%, respectively, from 8.9% and 10.6% for the three and nine months ended September 30, 1995, respectively, due to certain economies of scale.

     Merger costs consist of legal, accounting and other professional fees incurred by the Company to complete the acquisitions of WizardWorks, FormGen and Humongous.

     Operating income and operating margins for the three months ended September 30, 1996 increased from approximately $6.5 million and 10.2% to $12.2 million and 14.1%. For the nine months ended September 30, 1996 operating income increased from approximately $15.2 million to approximately $25.4 million, while operating margins remained relatively consistent. Excluding merger costs, operating income and operating margins would have been approximately $13.3 million and 15.4% and $28.1 million and 12.2%, respectively, for the three and nine months ended September 30, 1996.

     Interest and other income, net increased approximately $.3 million and $2.3 million for the three and nine months ended September 30, 1996, respectively, as compared to the comparable periods of the prior year. This is primarily attributable to greater short-term investments and cash balances.

     The Company's provision for income taxes for the three and nine months ended September 30, 1996 includes the reversal of a valuation allowance relating to a net operating loss carry-forward of one of the Acquired Companies. Additionally, had the Company been a C Corporation for the entire nine months ended September 30, 1995, the Company's provision for income taxes would have been approximately $7.9 million and 6.0% of net sales for the period.

     Net income and net income as a percentage of net sales, on a tax adjusted basis, for the three and the nine months ended September 30, 1996 increased from $3.8 million and 5.9% and $7.8 million and 6.0%, respectively, to $8.7 million and 10.1% and $16.6 million and 7.2%. Excluding merger costs after taxes, net income and net income as a percentage of net sales, on a pro forma basis, would have been $9.4 million and 10.9% and $18.2 million and 7.9%, respectively, for the three and nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company's principal sources of liquidity included cash and short-term investments of approximately $20.9 million. Cash used for the nine months ended September 30, 1996 amounted to approximately $68.1 million as compared to cash provided of approximately $9.0 million for the nine months ended September 30, 1995. This decrease in cash and short-term investments during the nine months ended September 30, 1996 was used to fund royalty advances of $33.1 million, investments of $9.5 million, property and equipment of $3.5 million and the repurchase of warrants for $1.9 million, with the remainder, net of cash generated from operations, used for working capital requirements to support the Company's growth. Working capital, funded by available cash and internally generated funds, grew during the period ended September 30, 1996 to approximately $107.6 million. Accounts receivable approached seasonally high levels with sales in the third quarter of 1996 occurring late in the quarter, while sales in the comparable quarter of the prior year occurred earlier in the quarter, resulting in earlier collections. Inventory increased $ 31.8 million during the period ended September 30, 1996 as compared to the comparable period of the prior year primarily to fund the rapid sales growth. When adjusting for the one time introduction of Microsoft(R) Windows(R) 95 in the third quarter of 1995, net sales for the third quarter of 1996 increased approximately 71% when compared to the third quarter of 1995 and inventory increased accordingly. Royalty advances of $57.4 million as of September 30, 1996 represents advances to over 90 developers for various products which are expected to be developed through the year 2001. Such advances are amortized to cost of goods sold on a per unit basis as licensed products are sold in accordance with the individual agreements. Accounts payable at September 30, 1996 was only 5% higher than accounts payable at September 30, 1995.

     The Company believes that existing cash, cash equivalents and short-term investments together with cash expected to be generated from operations, will be sufficient to fund the Company's anticipated operations for the next twelve months.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following exhibits are filed as part of this report:



Exhibit No.    Description
-----------    -----------

3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.2 Amended and Restated By-laws (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on October 20,
               1995, and all amendments thereto (Registration No. 33-98448)).

10.1           Lease Agreement between the Company and Plymouth 2200, LLP, dated
               September 6, 1996.

27.1           Financial Data Schedule.


------------


(b)   Reports on Form 8-K

     A report on Form 8-K, dated July 10, 1996, was filed with the Securities and Exchange Commission (the "Commission") on July 15, 1996 announcing the acquisition of Humongous Entertainment, Inc. in a stock-for-stock merger pursuant to the Agreement and Plan of Reorganization.

     A report on Form 8-K, dated June 24, 1996, was filed with the Commission on July 9, 1996 announcing the acquisition of WizardWorks Group, Inc. and Candel Inc. in stock-for-stock mergers pursuant to the respective Agreements and Plans of Reorganization. The audited combined financial statements of WizardWorks as of March 31, 1996 and 1995 were filed therewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               GT INTERACTIVE SOFTWARE CORP.





                               By:  /s/    RONALD CHAIMOWITZ
                                   --------------------------------
                                   Ronald Chaimowitz
                                   Chief Executive Officer and Director
                                   Date:  November 14, 1996

                               By:  /s/    ANDREW GREGOR
                                   --------------------------------
                                   Andrew Gregor
                                   Chief Financial Officer and Senior
                                   Vice President, Finance and
                                   Administration
                                   Date:  November 14, 1996

                                    Exhibits

Exhibit No.    Description                                              Page
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

3.2 Amended and Restated By-laws (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on October 20, 1995, and all amendments thereto (Registration No. 33-98448)).

10.1           Lease Agreement between the Company and
               Plymouth 2200, LLP, dated September 6, 1996.

27.1           Financial Data Schedule.



------------