Form 10-K
period 1996-12-31
GT INTERACTIVE SOFTWARE CORP
filed 1997-03-31
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.        Commission File No. 0-27338

                                   -----------
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

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $0.01 par value

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                   -----------

     The aggregate market value of the registrant's Common Stock, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on February 28, 1997 as reported on the Nasdaq National Market, was $166,940,983.

     As of February 28, 1997, there were 66,398,458 shares of the registrant's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement ("Proxy Statement") for the 1997 Annual Meeting of Stockholders are incorporated by reference into
Part III hereof.

                          Total Number of Pages ______
                        Index to Exhibits at Page _______

                          GT INTERACTIVE SOFTWARE CORP.
                         1996 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                    PART I
Item 1.             Business.....................................................................   1

Item 2.             Properties...................................................................  15

Item 3.             Legal Proceedings............................................................  16

Item 4.             Submission of Matters to a Vote of Security Holders .........................  16

Item 4A.            Executive Officers of the Registrant ........................................  17

                                                   PART II

Item 5.             Market for the Registrant's Common Equity and Related Stockholder Matters ...  18

Item 6.             Selected Financial Data .....................................................  19

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...................................................................  22

Item 8.             Index to the Financial Statements and Supplementary Data.....................  28

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure...................................................................  28

                                                 PART III

Item 10.            Directors and Executive Officers of the Registrant...........................  29

Item 11.            Executive Compensation ......................................................  29

Item 12.            Security Ownership of Certain Beneficial Owners and Management...............  29

Item 13.            Certain Relationships and Related Transactions...............................  29

                                                  PART IV

Item 14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K .............  30


Signatures          .............................................................................  33

                                     PART I

This annual report contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 10 to 15.

ITEM 1. BUSINESS
GENERAL

     GT Interactive Software Corp. (the "Company"), a Delaware corporation incorporated in September 1992, creates, publishes and merchandises interactive entertainment, edutainment and value-priced consumer software for a variety of platforms on a world-wide basis. Similar to major film studios and record companies, the Company employs a portfolio approach to achieve a broad base of products across most major consumer software categories. The Company obtains new software content by blending its internal software development capabilities with the multi-title publishing relationships it has established with a variety of independent software design groups and content providers. Recognizing that software distribution capabilities attract software publishing content, the Company has used its strong distribution foundation to build its current position as a leader in the consumer software publishing business. According to PC Data, in 1996 the Company achieved the industry's second highest market share in number of units sold in the personal computer ("PC") software game category and the industry's highest market share in number of units sold in the PC software budget/value-priced category. The Company has experienced significant growth in its published front-line titles, growing from 5 titles released in 1994 to 24 titles released in 1995 to 67 titles released in 1996.

     The Company believes that it is currently the largest distributor of consumer software to mass merchants in the United States. The Company is the primary supplier of its own and third party consumer software to approximately 2,320 Wal-Mart stores and approximately 760 Target stores and supplies value-priced software under specially designed programs to approximately 2,150 Kmart stores. In addition, the Company has established direct selling relationships for its own published software with a variety of major retailers, including Sam's Club, Price-Costco, CompUSA, Best Buy, Egghead and Computer City, among others.

     In December 1995, following the Company's initial public offering, the Company's Common Stock was listed on the Nasdaq National Market under the symbol "GTIS". Unless the context otherwise provides, the "Company" or "GTIS" refers to GT Interactive Software Corp. and its subsidiaries.


INDUSTRY BACKGROUND

     The world-wide consumer software market has grown dramatically in recent years, driven by the increasing installed base of multimedia PCs in the home, the introduction of new dedicated game systems from Sony, Sega, Nintendo and others, the proliferation of software titles, and the development of new and expanding distribution channels. Recent improvements in computer technology have presented an opportunity to fundamentally change the user's PC experience by introducing an interactive element to audio and visual entertainment. Multimedia PCs, generally configured with enhanced memory, high-resolution color monitors, sound boards, stereo speakers and high-capacity CD-ROM drives, provide interactive entertainment and learning environments that combine text, realistic sound, advanced graphics and animation. Rapidly declining prices of microprocessors and CD-ROM drives have made these computers more affordable.

     The world-wide consumer software industry has also recently undergone a number of profound changes with the introduction of new hardware platforms and new technologies, such as on-line networks and the Internet. The "next generation" of game systems are based on 32- and 64-bit microprocessors that incorporate dedicated graphics chipsets. The Sony PlayStation ("PlayStation") and Sega Saturn ("Saturn") hardware systems began shipping in Japan in the last quarter of 1994 and in North America in 1995. The Nintendo 64 ("N64") system began shipping in Japan in June 1996 and began shipping in North America in 1996. Historically, sales of console software titles have exceeded sales of PC titles in both units and dollars. In addition, the proliferation of on-line networks and the Internet has created new opportunities for the consumer software industry, including on-line game playing by users in various locations, additional promotional techniques including on-line distribution of shareware, and direct on-line marketing, sales and distribution to end users.

     Growth in the installed base of multimedia PCs and in other powerful and functional platforms has created a mass market for consumer software products. The development of a mass market for software products has been characterized by the rise in importance of mass merchant software sales as a distribution channel, increasing price pressure as well as competition for limited retail shelf space to accommodate the abundance of new titles. This abundance has resulted in the increased importance of brand name recognition in a hit driven market. Faced with the challenges of marketing and distribution, many independent software developers and content providers are pursuing relationships with publishing companies with broader distribution capabilities, including enhanced access to mass market retailers and greater merchandising, marketing and promotional support. At the same time, retailers are faced with the challenge of managing the increasing number of new titles with limited shelf space. Another result of these market pressures is the trend in the industry toward the consolidation of software companies and the diversification of products offered by such companies.

     The Company believes that success in the industry will be achieved by those companies that are able to create significant brand name recognition or hits, establish strong retail relationships and consistently offer a diversified high-quality software portfolio providing significant sell-through opportunities for retailers of all kinds.

BUSINESS STRATEGY

     The Company's objective is to become one of the world's leading consumer software companies. GTIS' initial business strategy was to establish a strong distribution capability as a foundation to build its current position as a leader in the consumer software publishing business.

     The Company believes that significant growth opportunities exist in international markets and across a variety of next generation hardware platforms, including PlayStation, Saturn and N64, for which the Company is creating software products. Key elements of its strategy are to:


     Continue to expand and diversify the publishing business. The Company's current strategy is to obtain new software content by blending its in-house software development capabilities with the multi-title publishing relationships it has established with independent software developers and content providers. To that end, the Company completed several acquisitions of leading software companies in 1995 and 1996 which have substantially increased its internal development capabilities and its publishing base. The Company acquired Humongous Entertainment, Inc. ("Humongous"), a premier developer and publisher of award-winning children's software which has become the centerpiece of its edutainment business. In addition, the Company acquired WizardWorks Group, Inc. ("WizardWorks"), a developer and publisher of value-priced software, and Candel Inc., the parent company of FormGen, Inc. ("FormGen"), a publisher of interactive PC shareware and software. These 1996 acquisitions supplemented the Company's 1995 acquisition of Slash Corporation ("Slash"), a publisher, purchaser, repackager and distributor of value-priced software. On an ongoing basis, GTIS intends to evaluate potential acquisitions of or investments in other software publishers or developers which it believes will complement or enhance its existing business.

     With the acquisitions of Slash and WizardWorks, the Company has significantly enhanced its presence in the value-priced software market. WizardWorks' internal development capabilities have enabled the Company to create original lines of value-priced software. The Company's value-priced software marketing operations give the Company the flexibility to offer a particular product at various price points in response to market pricing pressures. This enables the Company to manage the entire life-cycle of its published product from the initial release of the product through the final closeout sale.

     The Company intends to seek additional ways to deepen and broaden its software product lines, including exploring new genres and platforms. Pursuant to this goal, the Company's strategies include attracting and retaining top developers and content providers, such as id Software Inc. ("id Software"), Williams Entertainment Group ("Williams"), 3d Realms, Mercer Mayer, Stan and Jan Berenstain and Scavenger, as well as developing its own titles. Similar to the music industry, GTIS employs its own "A&R" (Artists & Repertoire) group whose sole responsibilities are to identify, attract and retain independent software developers.

     Develop a leading position in the 32- and 64-bit game platforms. The Company is leveraging its strength in the PC software market to build a leading position in the emerging 32- and 64-bit game software market. To that end, the Company has become an approved licensee of PlayStation and Saturn in North America. Nintendo has approved the Company as a licensee of its products, and they are in the process of finalizing a definitive agreement which will cover N64 products. In addition, the Company has entered into multi-title relationships with id Software, Williams, 3D Realms and other content providers and software developers for the publishing of titles for use on these game systems. As additional platforms that are suited to the Company's products emerge, the Company intends to publish products that it believes will have the greatest sales potential in the consumer software market.

     Broaden its international presence. The Company believes that markets outside the United States present significant growth opportunities. The Company began to broaden its international sales efforts in late 1994 by establishing relationships with software publishers and distributors in the largest international markets. In January 1995, the Company established a publishing operation in the United Kingdom with responsibility for European markets. That operation was expanded in November 1996 when the Company acquired the business of Warner Interactive Entertainment Europe ("Warner Interactive Europe"), a subsidiary of Warner Music Group. In 1996, GTIS successfully launched Doom for PlayStation in Europe and in Japan. In addition, the Company released Quake for PCs in Europe, where it was the number one selling title upon its release.

     In September 1995, the Company entered into joint venture agreements with SOFTBANK Corporation ("SOFTBANK"), the leading distributor of PC software in Japan, and Roadshow Entertainment PTY LTD ("Roadshow"), a leading entertainment company in Australia, for the publishing and distribution of the Company's products in Japan and Australia, respectively. It was pursuant to the SOFTBANK arrangement that Doom was launched in Japan. The Company is aggressively seeking new opportunities to form alliances with local publishers and distributors in other foreign markets.

     Develop new brands and leverage hit titles. The Company believes that, with the proliferation of software titles and the competition for shelf space, brand name recognition of its published products, whether created internally or by third parties, is an important component of its success as a publisher. For example, the Company has licensed titles from Mercer Mayer in order to capitalize on the popularity of Mercer Mayer's multi-million selling The Little Critter book series. In addition, the popularity of Doom has resulted in the success of Doom-related products which have sold over 4.0 million copies. Further, Humongous has built significant brand name recognition in the edutainment area with its critically acclaimed software titles and identifiable characters. The Company intends to further build its characters and other properties to which the Company has exclusive rights through licensing and merchandising across various media, including books, television and films.

     Pursue the Internet and on-line network opportunities. The Internet and on-line networks are an integral element of all GTIS marketing and promotional efforts. The Company generates awareness through its Web site for its software titles prior to their market debut. The wide acceptance of the Internet into consumers' homes has created new opportunities for the consumer software industry. The Company intends to further explore these opportunities, including on-line game playing by users in various locations, additional promotional techniques including on-line distribution of shareware, and direct on-line marketing, sales and distribution to end users.

     Maintain its leadership position as a distributor and merchandiser. GTIS believes that it is the largest distributor of third party computer software to mass merchants in the United States and intends to maintain its position in this area. The Company believes that its distribution capabilities have served as a foundation upon which it has built its current position as a leader in the consumer software publishing business. The Company's proprietary state-of-the-art distribution and point-of-sale replenishment system, as well as its experienced management team, enable it to handle efficiently high sales volumes, manage and replenish inventory on a store by store basis and assemble for its customers regional and store by store data based on product sell-through. GTIS intends to continue to invest in and upgrade that system and seeks to explore innovative value-added programs to establish and strengthen retail relationships.

     There can be no assurance that the Company will successfully implement all or any part of its strategy.

GTIS PUBLISHING

     The Company publishes high quality consumer software, developed internally or in collaboration with independent developers, which is available in various formats for use on multiple platforms. Like major film studios and record companies, GTIS employs a portfolio approach to achieve a broad base of products across all major consumer software categories. The Company combines its internal software development capabilities with relationships with a variety of independent software design groups, such as id Software, a leading developer of 3-D action games (Quake, Final Doom, Doom II and Hexen); Williams, the home entertainment division of leading arcade company WMS Industries (Mortal Kombat 3, NBA Hang Time and War Gods); 3D Realms, the creator of the best selling Duke Nukem 3D; Scavenger, designers of Scorcher, Amok and Into the Shadows; and Cybersites, creators of the popular Internet game, S.P.Q.R.

     During 1996, the Company has consummated a number of strategic acquisitions and investments that have significantly increased its internal development capabilities and added to its expanding publishing base. In July 1996, the Company acquired Humongous, a premier developer and publisher of original interactive children's entertainment software. Humongous' award-winning software line features popular characters such as Putt-Putt, Freddi Fish, Fatty Bear and Buzzy the Knowledge Bug. USA Today (December 26, 1995) listed Humongous as one of "Six Firms Worth Watching in '96," and Fortune magazine (July 10, 1995) named Humongous one of "25 Cool Companies." Humongous, which has become the centerpiece of the Company's edutainment business, joins the Company's existing popular children's titles, strengthening the Company's presence in the growing children's software category.

     The Company further increased its internal software development capabilities in June 1996 when it acquired WizardWorks, a developer and publisher of a wide variety of consumer software products. The WizardWorks product line includes GameWizards, a series of gaming strategy, hint and tip guides on CD-ROM that incorporate full-motion video game segments, cheat codes and detailed maps. WizardWorks also offers the !Zone line of add-on levels that complement the industry's most popular entertainment titles, including GTIS titles such as Doom, Heretic, Hexen and Duke Nukem 3D. Through the CompuWorks line, WizardWorks offers a line of home office productivity software that includes such well-known titles as CompuWorks Publisher and CompuWorks Draw. Also included in the acquisition of WizardWorks was MacSoft, a leading publisher of entertainment, edutainment and productivity software for the Macintosh. GTIS is consolidating all of its Macintosh offerings under the MacSoft brand, strengthening its position in this segment of the market.

     In June 1996, the Company also acquired FormGen, a publisher of interactive PC shareware and software. Foremost among FormGen's current titles is the best-selling Duke Nukem 3D for PCs, published under license from 3D Realms. Independent of its acquisition of FormGen, the Company has secured the rights to publish Duke Nukem 3D world-wide directly from 3D Realms for all next generation platforms.

     In November 1996, the Company invested in convertible preferred stock of Off World Entertainment, Inc. (also known as "OddWorld Inhabitants" or "OddWorld"), which is convertible into 50% of the common equity. OddWorld's principal developers have extensive experience in the ground-breaking application of computer-generated images in film, commercials and theme park rides. OddWorld is currently developing "StoryDwellings" -- a game series that combines life-like character motion with intuitive controller interfaces inside highly rendered backgrounds, bringing players into a rich, deeply developed world that is more like a film than a game.

     The Company has also pursued strategic relationships with independent developers of software products. GTIS believes it has been successful in identifying talented developers and establishing mutually beneficial relationships with those developers. The Company's early publishing success was based in large part on the Doom series of software titles. These products have sold an aggregate of over 4.0 million copies since the introduction of the series in 1994 and have been the Company's most popular titles. The Doom series, which includes Doom II, Doom-related products, Heretic and Hexen, is licensed to the Company from, and developed by, id Software. Another id Software title, Quake, is currently being published by the Company in the U.S. and Europe.

     The Company believes that its success with the Doom-related titles and its software distribution capabilities have enabled it to attract and retain additional quality independent software developers and content providers. Consequently, the Company has experienced significant growth in its published titles, growing from 5 front-line titles released in 1994 to 24 titles released in 1995 to 67 titles released during 1996.

     The Company has entered into several multi-title publishing contracts with Williams, pursuant to which the Company has acquired the rights to publish software products based on virtually all of Williams' coin-operated video games, for use on a number of platforms world-wide, excluding Japan and North America. The Company has acquired similar rights to games developed by Atari Games Corporation ("Atari"), which was recently acquired by Williams.


     GTIS is also leveraging its strength in the PC software market to build a leading position in the emerging 32- and 64-bit video game software market. To that end, the Company has become an approved licensee of PlayStation and Saturn in North America. Nintendo has approved the Company as a licensee of its products, and they are in the process of finalizing a definitive agreement which will cover N64 products. In addition, the Company has entered into relationships with id Software, Williams, 3D Realms and other content providers and software developers for the publishing of next generation titles, such as Doom II, Quake, Duke Nukem 3D and Mortal Kombat 3.


Edutainment

     In July 1996, the Company acquired Humongous, a premier developer and publisher of original interactive children's entertainment software. Humongous software features popular characters such as Putt-Putt, Freddi Fish, Fatty Bear and Buzzy the Knowledge Bug. Humongous titles, such as Putt-Putt Saves The Zoo, Freddi Fish and the Case of the Missing Kelp Seeds and Fatty Bear's Birthday Surprise, have won dozens of awards in the past few years.

     Humongous has become the centerpiece of the Company's edutainment business. Current Humongous titles join GTIS' existing popular children's properties, including those from award-winning children's author Mercer Mayer (Just Me and My Dad and Just Me and My Mom), strengthening the Company's presence in the growing children's software category. Among the edutainment software products to be published by the Company are software titles based on the Berenstain Bears series, created by Stan and Jan Berenstain.

Value-Priced Software

     In addition to publishing front-line software, GTIS also creates, publishes and distributes a variety of value-priced products. The Company believes that the value-priced segment of the consumer software market affords a growth opportunity as a result of the proliferation of software titles which cannot find front-line shelf space and the demand by many PC owners for moderately priced products. The Company's value-priced marketing operations give the Company the flexibility to offer a particular product at various price points in response to market pricing pressures. This enables the Company to manage the entire life-cycle of its published product from the initial release of the product through the final closeout sale.

     In early 1995, the Company began to repackage and offer for distribution to mass merchants five- and ten-pack boxes of value-priced software titles. These generally include previously top-selling software titles whose popularity had peaked at higher retail price points or titles that never realized substantial popular recognition. The Company's acquisition in June 1995 of Slash, a leading publisher, purchaser, repackager and distributor of value-priced software, solidified the Company's presence in the value-priced market. Through its Slash Division, the Company licenses catalog titles, purchases excess inventory (primarily in the CD-ROM format) from major publishers and may repackage the titles into compilation boxes, such as five-packs and ten-packs.

     The Company further expanded its value-priced product line in June 1996, when it acquired WizardWorks, a leading developer and publisher of value-priced interactive entertainment, edutainment and productivity software. The WizardWorks value-priced product line includes GameWizards, a series of gaming strategy, hint and tip guides; the !Zone line of add-on level software that complements the industry's most popular entertainment titles; and the CompuWorks line of home office productivity software. The Company believes that the recent consolidation of the Slash Division and WizardWorks into one distinct value-priced division will serve to strengthen its position in the value-priced market.

     In 1995, the Company commenced supplying value-priced software under specially designed fixture-based programs to Kmart and Wal-Mart. These programs utilize sophisticated distribution and point of sale replenishment systems similar to those already in use by the Company for front-line products.

International

     In January 1995, the Company established a publishing operation in London, England, with responsibility for European markets. The Company is currently publishing, marketing and distributing its consumer software products in over 39 countries world-wide, including Quake which was the number one selling PC title in Europe upon its release. The Company distributes its products direct to retail merchants in most of the U.K., through a sub-distribution agreement with Virgin Interactive Entertainment plc in French- and German-speaking countries and through wholesalers in most of the rest of the European market.

     The Company believes that the European market for 32- and 64-bit game systems software represents a significant growth opportunity. In late 1995, the Company successfully launched Doom for PlayStation in Europe and, in Spring 1996, in Japan. Through its strategic alliance with Williams, the Company has acquired the exclusive right to publish and distribute, in most major markets excluding North America and Japan, 32- and 64-bit software products based on virtually all of Williams' coin-operated video games, as well as games developed by Atari, which was recently acquired by

Williams. These titles include NBA Hang Time, based on the popular arcade basketball game, NHL Open Ice, an arcade-style hockey brawl, Robotron X, the sequel to the arcade classic, Mortal Kombat Trilogy, based on the record-setting martial arts arcade series, and Area 51, based on the popular arcade game.

     In November 1996, the Company acquired the business of Warner Interactive Europe, a European subsidiary of Warner Music Group. The acquisition established direct GTIS operations in France and Germany, as well as Australia. As part of the transaction, the Company also acquired an internal product development team based in Manchester, England.

     The Company has also entered into joint venture agreements with SOFTBANK, the leading distributor of personal computer software in Japan, and Roadshow, a leading entertainment company in Australia, under which the Company and each of the other parties publish and distribute the Company's titles in Japan and Australia, respectively. In October 1995, the Company and SOFTBANK further strengthened their relationship through the purchase from the Company and certain stockholders, by an affiliate of SOFTBANK, of an equity interest in the Company. Additionally, in June 1996, the Company purchased a 9.9% interest in, and entered into a multi-title publishing agreement with, Mirage, a U.K. developer of entertainment software. The Company is aggressively seeking new opportunities to form strategic alliances with local publishers and distributors in other foreign markets.

THE GTIS MERCHANDISING AND DISTRIBUTION APPROACH


     The Company believes that it is the only software publisher that sells directly to substantially all of the major retailers of computer software in the U.S. and that it is the largest distributor of computer software to mass merchants in the U.S. GTIS sells its own published titles to specialty retailers and distributes its own products, as well as those of other publishers, to certain mass merchants. The Company is the primary supplier of its own and third-party consumer software to approximately 2,320 Wal-Mart stores and approximately 760 Target stores and supplies value-priced software under specially designed fixture-based programs to approximately 2,150 Kmart stores. In addition, the Company sells its own published products to a variety of major retailers, including Sam's Club, Price-Costco, CompUSA, Best Buy, Egghead and Computer City, among others.


     The Company believes that its merchandising and distribution capability is an important element of its success and gives it a competitive advantage. The Company's distribution approach is based on direct sales to a significant number of specialty, multi-purpose and mass merchant retailers of computer software. This approach includes shipment of software directly to individual stores or warehouse locations for each of its retail accounts, in-store merchandising programs for a variety of its retail accounts and value-added distribution programs employing a proprietary point-of-sale inventory replenishment system for certain of its mass merchant accounts.

     GTIS initially designed its merchandising and distribution program in collaboration with Wal-Mart. Under this program currently executed for certain mass merchants, the Company typically manages substantially all of a store's software inventory, by designing, supplying and restocking displays of software according to a program plan devised in concert with the customer specifically for each individual store. Drawing upon its regional and store specific data base, the Company updates each store plan on a continual basis. This store-specific program plan, together with the Company's proprietary point-of-sale replenishment system, enables the Company to ensure that the mass merchants' shelves will remain fully stocked with a tailored mix of titles designed to maximize the sales volume per square foot of shelf space.

     Utilizing its point-of-sale replenishment systems and electronic data interchange (EDI) links with its largest mass merchant accounts, the Company is able to efficiently handle high sales volumes to those customers, manage and replenish inventory on a store-by-store basis and assemble for its customers regional and store-by-store data based on product sell-through. The Company utilizes state-of-the-art technology systems for order processing, inventory management, purchasing and tracking of shipments thereby increasing the efficiency and accuracy of order processing and payments and shortening order turnaround time. These systems automatically track software orders from order processing to point-of-sale, thereby enhancing customer satisfaction through prompt delivery of the desired software titles.

     Based on the strength of its current consumer software distribution operation, GTIS has successfully attracted other publishers to utilize its mass merchant distribution services for their products. Such products are generally distributed by GTIS under the name of the publisher who is, in turn, responsible for the publishing, packaging, marketing and customer support of such products. GTIS believes that its program of distributing other publishers' products leverages the Company's distribution capabilities and adds a source of revenue that does not require additional product development expenditures. The Company's agreements with other publishers typically provide for certain retail distribution rights in designated territories for a specific period of time, after which those rights are subject to negotiated renewal.

MARKETING

     GTIS believes that marketing is critically important to the success of its products. The Company employs a wide range of sophisticated marketing techniques including (i) in-store promotions that utilize display towers and endcaps, (ii) direct mailings, (iii) advertising in computer and general consumer publications and (iv) on-line marketing to promote sales of its products. The Company monitors and measures the effectiveness of its marketing strategies throughout the product lifecycle.

     The Internet is an integral element of GTIS' marketing efforts used, in part, to generate awareness for its titles months prior to their market debut. GTIS incorporates the Internet into its marketing programs through the creation of product-dedicated mini-sites, on-line promotions and news group seedings.

     To capitalize on the innovative nature of its products, the Company has developed a public relations program that has resulted in coverage for the Company by trade journals and also by well-recognized publications such as The New York Times, Entertainment Weekly, Newsweek and USA Today. Among the marketing strategies the Company utilizes is the creation of special press events to coincide with the launch of a new product.

     GTIS' marketing programs have continued to expand along with the Company's publishing business. For example, to launch Just Me and My Mom, an interactive storybook based on the popular Mercer Mayer book, GTIS unveiled a multi-tiered marketing campaign which included cross-promotions with Family PC magazine and Scholastic Software Clubs, the showcasing of the game at an EPCOT Center exhibit and magazine subscriber invoice inserts, as well as game demos sent to approximately 750,000 educators.

     As of December 31, 1996, the Company's staff included 105 employees in domestic sales and marketing and 84 employees in international marketing and distribution. The Company expects to increase its sales and marketing staff to provide greater penetration into the retail market and increased marketing support for its products. The Company also uses independent field sales representative organizations to assist in the sales of software products and customer support.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company generally sells a significant portion of its published software under licenses from independent developers and, in such cases, does not acquire the copyrights for the underlying work. The Company relies primarily on a combination of trademark, copyright, trade secret and other proprietary rights laws, license agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights and the rights of its developers. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized duplication or infringement of the Company's software.

     Policing unauthorized use of an easily duplicated and broadly disseminated product such as computer software is very difficult. Software piracy is expected to be a persistent problem for the software industry. These problems are particularly acute in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East. If a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected.

     Software developers and publishers are subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products.

     There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. Any such claims or litigation, with or without merit, could be costly and a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could have a material adverse effect on the Company's business, operating results and financial condition. The Company is presently in litigation against Micro Star Software ("Micro Star"), the publisher of a product entitled "Nuke It" comprised largely of additional levels of play for Duke Nukem 3D which are created by game users and available over the Internet ("Player Created Levels"). The Company contends that the sale of Nuke It infringes the copyright on Duke Nukem 3D (which the Company publishes under license with the owner of 3D Realms) and violates the Lanham Act's trademark, unfair competition and false advertising provisions. On September 26, 1996, the Company obtained a preliminary injunction in federal court in San Diego, California ordering the recall of all copies of Nuke It then in the stores, based on the use of Duke Nukem 3D's protected expression on Nuke It's packaging and in some copies of the Nuke It CD-ROM. The Court also held as a preliminary matter that the Player Created Levels contained in Nuke It did not themselves contain expression from the Duke Nukem 3D game in protectable form. Because the Company believes that this holding is erroneous, it is pursuing an appeal to the U.S. Court of Appeals for the Ninth Circuit, seeking an injunction halting the sale of Nuke It and any subsequent Micro Star product containing additional levels of play for Duke Nukem 3D. Micro Star has appealed the Court's decision granting the injunction. The Company intends vigorously to pursue this litigation to protect its intellectual property rights.

EMPLOYEES

     As of December 31, 1996, GTIS had 967 employees, consisting of 105 in domestic sales and marketing, 504 in distribution, 39 in manufacturing, 84 in international marketing and distribution, 96 in publishing and product development, 28 in information services, 9 in purchasing and 102 in administration and finance. Of the 504 employees in distribution, 312 are members of Local 734, L.I.U. of N.A., AFL-CIO (the "Union"). These employees, who are located at the Company's distribution center in Edison, New Jersey, are subject to a collective bargaining agreement the Company entered into with the Union on May 12, 1995. The Company believes that its relations with its employees are good.

                      FACTORS AFFECTING FUTURE PERFORMANCE

CUSTOMER CONCENTRATION AND CREDIT RISK

     The Company is the primary supplier of software to Wal-Mart, including titles published by the Company and products from other publishers. On a pro forma basis, giving effect to the acquisition of Slash, sales to Wal-Mart accounted for approximately 48% and 45% of the Company's net sales for 1995 and 1996, respectively. The Company's status as Wal-Mart's primary supplier is not based upon any written agreement or understanding. Accordingly, such status could be terminated at any time by Wal-Mart. In addition, Wal-Mart has dedicated, and the Company currently anticipates that Wal-Mart will continue to dedicate, the software department in a limited number of stores to other software distributors on a test basis. There can be no assurance that Wal-Mart will continue to use the Company as its primary supplier of consumer software, or at all. The loss of Wal-Mart as a customer, a significant decrease in product shipments to or an inability to collect receivables from Wal-Mart or any other adverse change in the Company's relationship with Wal-Mart would have a material adverse effect on the Company's business, operating results and financial condition. In late March 1997, the Company and Wal-Mart reached an understanding whereby Wal-Mart expects to begin testing direct purchasing of software from three publishers (CUC International, Electronic Arts, and Lucas Arts Entertainment) during the second half of 1997. Sales of products of these publishers to Wal-Mart accounted for approximately $20 million of the Company's net sales in 1996.

RISKS ASSOCIATED WITH ACQUISITIONS

     In June 1995 the Company acquired Slash, in June 1996 the Company acquired WizardWorks and FormGen, in July 1996 the Company acquired Humongous and in November 1996 the Company acquired the business of Warner Interactive Europe. The Company undertook these acquisitions to expand its publishing and distribution capabilities with the assumption that the combined entity would be better able to take advantage of market opportunities than if each of the companies were operated individually. This synergy will depend in part on the ability of the Company to retain in-house publishing staffs and third-party relationships and to utilize distribution, sales and marketing capabilities. The Company is in the process of integrating the acquired companies by consolidating certain operations, offices and facilities, and combining administrative, accounting, sales and marketing and distribution functions. The integration of these acquired companies will involve, among other things, the opening of new facilities or the expansion of existing facilities, the expansion of accounting systems, controls and procedures, the increase in warehouse and distribution capabilities, the closing of redundant facilities and the elimination of duplicate personnel. The Company is in the early stages of integrating certain of the acquired companies and there can be no assurance that the integration will be completed without disrupting the Company's business. Should the Company not be able to achieve such integration in a timely manner or in a coordinated fashion, it could materially and adversely affect the Company's business, operating results or financial condition.

     The Company believes that its future growth will depend, in part, on its ability to continue to identify, acquire and integrate companies which have software development and publishing capabilities. While the Company reviews acquisition opportunities in the ordinary course of its business, some of which may be material and some of which are currently under investigation or discussion, the Company presently has no commitments or understandings with respect to any material acquisitions and there can be no assurance that the Company will be successful in identifying and acquiring suitable acquisition candidates or integrating the acquired businesses into the Company's operations.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

     The Company has experienced and may continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors, including fluctuations in the mix of products with varying profit margins sold by the Company, the size and timing of acquisitions, the size and growth rate of the consumer software market, market acceptance of the Company's products (including the Company's published and third-party distributed titles) and those of its competitors, development and promotional expenses relating to the introduction of new products or enhancements of existing products, projected and actual changes in computing platforms, the timing and success of product introductions by the Company and its competitors, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. In addition, delays in the introduction of the Company's front-line titles could result in material fluctuations of the Company's operating results. The Company has experienced, and expects to experience in the future, significant fluctuations in its quarterly net sales and operating results as a result of such factors. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's business, operating results and financial condition. Products are generally shipped as orders are received and, accordingly, the Company operates with little backlog. The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be disproportionately adversely affected by a decrease in sales or a failure to meet the Company's sales expectations. Defective front-line published products may result in higher customer support costs and product returns. Further, the consumer software business is seasonal. Net sales are typically significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net sales in other quarters are generally lower and vary significantly. Accordingly, the Company believes that period to period comparisons of operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis. Due to all of the foregoing factors, the Company's operating results in any quarter may be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock would likely be materially and adversely affected. See "--Possible Volatility of Stock Price".

DEPENDENCE ON NEW PRODUCT AND PRODUCT ENHANCEMENT INTRODUCTIONS; PRODUCT DELAYS

     The Company's continued success in the publishing business depends on the timely introduction of successful new products or enhancements of existing products to replace declining revenues from older products. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. If revenues from new products or enhancements were to fail to replace declining revenues from existing products, the Company's business, operating results and financial condition could be adversely affected. The process of developing software products such as those offered by the Company is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are addressed. A significant delay in the introduction of one or more new products or enhancements could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business.

     The Company's contracts with hardware licensors, which are also some of the Company's chief competitors, often grant significant control to the licensor over the manufacturing of the Company's products. This fact could, in certain circumstances, leave the Company unable to get its products manufactured and shipped to customers. In most events, control of the manufacturing process by hardware companies increases both the manufacturing lead times and the expense to the Company over the lead times and costs that the Company can achieve independently. In fiscal 1996, for example, the Company experienced delays in the manufacturing of PlayStation products which caused delays in shipping those products. The results of future periods may be affected by similar delays. Finally, the Company's contracts with its hardware licensers often require the Company to take significant risks in holding or prepaying for its inventory of products. See "-- Reliance on Third-Party Software Developers; Reliance on Other Publishers," "-- Fluctuations in Quarterly Operating Results; Seasonality," and

"Business -- GTIS Publishing."

RELIANCE ON THIRD-PARTY SOFTWARE DEVELOPERS; RELIANCE ON OTHER PUBLISHERS

     Although the Company substantially increased, primarily through acquisitions, its internal software development capabilities in 1996, a significant portion of the Company's published products have been licensed from, or developed by, the Company in collaboration with independent software developers. Due primarily to the increased demand for consumer software programs, the payment of advances and guaranteed royalties to independent developers has increased and may continue to increase. As of December 31, 1996, the Company had recorded approximately $69.2 million of royalty advances on its balance sheet. There can be no assurance that the release of products associated with such advances will not be delayed, which would delay the Company's ability to receive revenue to offset such advances or royalties, or that the sales of such products will be sufficient to cover the amount of such advances or royalty prepayments. The Company's success depends in part on its continued ability to obtain and renew product development agreements with independent software developers. As independent developers are in high demand, there can be no assurance that independent developers, including those which have developed products for the Company in the past, will be available to develop products for the Company in the future. For instance, the Company does not currently have any contractual agreement with id Software pursuant to which the Company has control over, or has been promised rights to, future products to be developed by id Software; such rights are negotiated on a title-by-title basis. Many independent developers have limited financial resources, which could expose the Company to the risk that such developers may go out of business prior to completing a project. In addition, because the Company's published products are often developed with outside developers, the Company cannot always control the timing of the introduction of its products. While the Company maintains production liaisons with independent developers, there can be no assurance that new products developed by third-party developers whose products are published by the Company will be introduced on schedule or at all or within acceptable quality guidelines or that they will achieve market acceptance. The Company's success is also dependent in part on its ability to obtain content for its products from external sources. There can be no assurance that the Company will be able to obtain or renew product development agreements, or to obtain such content, on favorable terms, or at all. Such agreements are terminable, in some cases without notice, upon the occurrence of one or more of the following events: those involving the bankruptcy or insolvency of either party to such agreements, the cessation of operations by either of such parties or the material breach of specified provisions of such agreements which breach is not cured within a designated time frame. See "Business -- GTIS Publishing."

     The Company also distributes products on behalf of other publishers. There can be no assurance that the Company will obtain or renew any rights to distribute such products. Failure to retain or obtain such rights could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- The GTIS Merchandising and Distribution Approach" and "-- GTIS Publishing."

CHANGING PRODUCT PLATFORMS

     The consumer software market is characterized by rapidly changing technology, particularly with respect to product platforms. The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses to publish or develop a product for a new platform, it may be required to make a substantial development investment one to two years in advance of shipments of products on that platform. If the Company invests in the development of a product for a platform that does not achieve significant market penetration, the Company's planned revenues from that product will be adversely affected and it may not recover its development investment. If the Company does not choose to publish or co-develop for a platform that achieves significant market success, the Company's revenue growth may also be adversely affected. See "Business -- Industry Background" and "-- GTIS Publishing."

INTERNATIONAL SALES

     The Company began to broaden its international sales efforts in late 1994 by establishing relationships with software publishers and distributors in leading international markets. The Company expects that international sales will account for a significant portion of its net sales in the future. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, potential political instability, difficulties installing and managing foreign operations and difficulty in collection of accounts receivable. In addition, acceptance of the Company's products in certain markets has required, and may in the future require extensive, time-consuming and costly modifications to localize the products for use in particular markets. Software piracy presents a particularly acute problem in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East, and the laws of foreign jurisdictions may not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these or other factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition. See "Business -- GTIS Publishing" and "-- International."

COMPETITION

     The market for consumer software products is highly competitive. Only a small percentage of products introduced in the consumer software market achieve any degree of sustained market acceptance. Competition is based primarily upon price, access to retail shelf space, product enhancements, ability to operate on popular platforms, availability of titles, new product introductions, marketing support and distribution systems. Many of the companies with which the Company currently competes or may compete in the future have comparable or greater financial, technical, marketing, sales and customer support resources, larger and more seasoned internal development teams, greater name recognition and a larger customer base, than the Company. In addition, the Company believes that large software companies, media companies and film studios are increasing their focus on the interactive entertainment and edutainment software markets and, as a result of their financial and other resources, name recognition and customer base, may become significant competitors of the Company. Moreover, in a number of geographic markets, certain of the titles offered by the Company, including various hit titles, are offered on a limited number of platforms and compete with the same titles offered by the Company's competitors on other platforms. Current and future competitors with greater financial resources than the Company may be able to carry larger inventories, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and licensors than the Company. The market is also extremely competitive with respect to access to third party developers and content providers. This competition is based primarily on breadth of distribution, development funding, reputation and royalty rates. To the extent that competitors maintain or achieve greater title portfolio breadth, title rights for popular platforms, or access to third party developers and content providers, or price, shelf access, marketing support, distribution or other selling advantages, the Company could be materially and adversely affected. In addition, several competitors of the Company have recently sought to expand their distribution capabilities. New hardware platforms and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition for the Company. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully with current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. In addition, as part of its value-added distribution program, the Company seeks to provide its mass merchant customers with a wide variety of popular titles. Achieving such a product mix requires the Company to supplement the distribution of its published products with certain third party software products, including products published by the Company's competitors. There can be no assurance that such competitors will continue to provide such products to the Company for distribution at the Company's mass merchant customers. The failure to obtain software titles developed or published by one or more of the Company's competitors, and not being able to obtain these products from other distributors could have a material adverse effect on the Company's relationships with such mass merchant customers, which in turn would have a material adverse effect on the Company's business, operating results and financial condition. In late March 1997, the Company and Wal-Mart reached an understanding whereby Wal-Mart expects to begin testing direct purchasing of software from three publishers during the second half of 1997. See "-- Customer Concentration and Credit Risk".

DEPENDENCE ON KEY PERSONNEL

     The continued success of the Company depends to a significant extent upon the continued performance and contribution of its senior management and on its ability to continue to attract, motivate and retain highly qualified employees. In particular, the Company is highly dependent on the management services of Joseph J. Cayre, the Chairman of the Board of Directors, Ronald Chaimowitz, the President and Chief Executive Officer of the Company and Charles F. Bond, President of the Company's Slash Division. The loss of the services of any of the Company's senior management could have a material adverse effect on the Company's business, operating results and financial condition. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. In addition, while the Company has entered into employment agreements with Messrs. Chaimowitz and Bond, there can be no assurance that such employees will not leave or compete with the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially and adversely affect the Company's business, operating results and financial condition.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market prices for the Common Stock have been, and may in the future be, volatile. Market prices for the Company's Common Stock will be influenced by a number of factors, including quarterly variations in the financial results of the Company and its competitors, acquisitions, changes in earnings estimates by analysts and conditions in the computer software industry, the overall economy and the financial markets. These and other factors may adversely affect the market price of the Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters".

PRODUCT RETURNS

     The Company accepts product returns or provides markdowns or other credits on varying terms in the event that the customer holds excess inventory of the Company's products. Software products as complex as those published by the Company may contain undetected errors when first introduced or when new versions are released. It is the Company's practice to accept returns of defective or damaged products at any time. At the time of product shipment, the Company establishes a return reserve which covers expected future returns and, if necessary, price protection, the Company's policies for stock balancing and returns of defective or damaged products. This estimate of the potential for future returns of products is based on historical return rates, seasonality of sales, retailer inventories of the Company's products and other factors. The Company has historically experienced, and reserved for, product returns at a rate of approximately 30% of gross sales. Product returns that exceed the Company's reserves, or loss of or delay in market acceptance of a new product as a result of software failures or otherwise, could materially and adversely affect the Company's business, operating results and financial condition. Although the Company maintains reserves which it believes to be adequate with respect to product returns and price reductions, there can be no assurance that actual returns to the Company will not exceed the reserves established.

RAPID EXPANSION

     The Company has experienced significant and rapid sales growth since it commenced operations. There can be no assurance that the Company will be able to maintain its present level of sales or continue to experience sales growth. There can be no assurance that, if the Company continues to experience sales growth, it can do so without adversely affecting its profitability.

     The Company's ability to manage its growth effectively will require it to continue to attract, train, motivate, manage and retain key employees and to improve its operational, financial and management information systems. If the Company's management becomes unable to manage growth effectively, the Company's business, operating results and financial condition could be adversely affected. See "Business- Business Strategy" and "Properties".

RISK OF CUSTOMER BUSINESS FAILURE

     Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. For example, the Company currently has an uninsured receivable in the amount of approximately $1.6 million from Neostar, a retailer currently engaged in Chapter 11 bankruptcy proceedings. A motion to convert the proceedings to Chapter 7 liquidation proceedings has been made, but no decision in respect thereto has been made as of March 28, 1997. The Company believes its existing reserves are adequate to cover its exposure with respect to such receivable. Although the Company maintains a reserve for uncollectible receivables that it believes to be adequate, there can be no assurance that such reserve is adequate or that additional payment defaults on significant sales would not materially and adversely affect its business, operating results and financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company sells a significant portion of its published software under licenses from independent developers and, in such cases, does not acquire the copyrights for the underlying work. The Company relies primarily on a combination of patent, trademark, copyright, trade secret and other proprietary rights laws, license agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights and the rights of its co-developers. Unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's published products or products distributed by it were to occur, the Company's business, operating results and financial condition could be materially and adversely affected. Also, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. Any such claims or litigation, with or without merit, could be costly and cause a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Intellectual Property and Proprietary Rights" for the description of the Company's litigation against Micro Star Software.


ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing and development facilities are located in approximately 18,000 square feet of space at 16 East 40th Street and approximately 13,000 square feet of space at 10 East 40th Street in New York City. The leases on the facility located at 16 East 40th Street will expire in December 2002, and the lease on the facility located at 10 East 40th Street will expire in June 1997. Due to the Company's significant and rapid expansion, the Company has leased approximately 60,000 square feet of new office space, which is currently being renovated, at 417 Fifth Avenue in New York City under a lease expiring in 2007. The Company expects to move the operations currently located at 16 East 40th Street and 10 East 40th Street to the new office space in late 1997. Rent payments under this lease do not begin until December 1997. The Company intends to either sublet or assign the leases for its space at 16 East 40th Street, although there is no assurance that it will be able to do so.

     The Company also maintains a facility in London, England of approximately 6,000 square feet, from which it conducts its European operations, under a lease that expires in the year 2020. The buildings which house the 16 East 40th Street facility in New York City and the London facility are owned by 16 East 40th Associates and Marylebone 248 Realty LLC, respectively, affiliates of Joseph J. Cayre. The Company believes that the terms of the leases are no less favorable to the Company than those it could obtain from independent third parties.

     The Company maintains a 192,900 square-foot distribution center in Edison, New Jersey under a lease that expires in July 1999. In Redwood, California, the Company maintains 4,000 square-feet of office space under a lease that expires in November 1998.

     The Slash and WizardWorks businesses have been consolidated and are occupying approximately 240,000 square feet of office, warehouse and distribution space in the Minneapolis, Minnesota area under a lease that expires in September 1999. The Company is actively trying to sublet its prior offices and warehouse space (although there is no assurance that it will be able to do so) which consists of 2,400 square feet of office space in Edina, Minnesota, a 34,400 square foot distribution center in Edina, Minnesota, a 79,900 square foot distribution center in Edina, Minnesota, and 15,000 square feet of office space, warehouse and distribution space in the Minneapolis area.

     The Company also maintains offices in Scottsdale, Arizona and Woodinville, Washington for each of its FormGen and Humongous subsidiaries, respectively. In Scottsdale, the Company maintains 25,000 square-feet of office space under a lease that expires in December 1998. In Woodinville, the Company maintains 25,000 square-feet of office and warehouse space under a lease that expires in December 1997.

     In addition, in connection with the Company's recent acquisition of the business of Warner Interactive Europe, the Company has assumed the leases for offices in Hamburg, Germany and Paris, France. Such leases will expire in March 1998 and December 2003, respectively.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no items submitted to a vote of security holders during the quarter ended December 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their respective ages as of March 28, 1997 and their positions held with the Company, are as follows:

      Name              Age                  Position
      ----              ---                  --------
Ronald Chaimowitz       49     President, Chief Executive Officer and Director
Jack J.  Cayre          24     Executive Vice President and Director
Harry M.  Rubin         44     Executive Vice President and General Manager -
                               International Division and Business Affairs
Andrew Gregor           48     Chief Financial Officer and Senior Vice
                               President, Finance and Administration
Chris Garske            41     Senior Vice President of Publishing
Richard Burns           42     Senior Vice President of Sales
Charles F.  Bond        40     President, Slash Division
Frank Herman            63     Chairman and Managing Director, G.T. Interactive
                               Software (Europe) Limited


     Ronald Chaimowitz, a co-founder of the Company, has been President and Chief Executive Officer of the Company since February 1995. From January 1994 to January 1995, Mr. Chaimowitz served as Executive Vice President and General Manager of the Company. From December 1990 to December 1992, Mr. Chaimowitz was the President of Entertainment Consultants, a management consultant firm to the entertainment industry. Prior thereto, Mr. Chaimowitz served as Executive Vice President of GoodTimes Home Video Corp., a publisher and distributor of pre-recorded video tapes.

     Jack J. Cayre has been Executive Vice President and a Director of the Company since its incorporation. From January 1993 to January 1995, Mr. Cayre was Vice President of Licensing and Product Acquisition. From January 1990 to August 1992, Mr. Cayre was the President of Double J Records, a privately-held record company.

     Harry M. Rubin has been Executive Vice President and General Manager -- International Division and Business Affairs of the Company since March 1995. From June 1994 to August 1995, Mr. Rubin served as Chief Financial Officer of the Company. From November 1993 to June 1994, Mr. Rubin was an independent management consultant to several entertainment companies. From 1988 to November 1993, Mr. Rubin was the Vice President and General Manager of Home Video Operations for the National Broadcasting Company, Inc.

     Andrew Gregor has been Chief Financial Officer of the Company since August 1995. Prior to being appointed as Senior Vice President, Finance and Administration, in April 1996, Mr. Gregor had been Vice President of Finance of the Company since August 1995. From February 1992 to August 1995, Mr. Gregor served as Vice President and Chief Financial Officer of Lillian Vernon Corp., a consumer direct merchant. For more than five years prior thereto, Mr. Gregor was Senior Vice President and Chief Financial Officer of McCrory Corp., a national retailer.

     Chris Garske has been Senior Vice President of Publishing since September 1995. From December 1991 to August 1995, Mr. Garske was employed by Sega of America, a manufacturer of video game consoles and related products, where he served in various capacities, including the group Vice President of Marketing. From April 1991 to December 1991, Mr. Garske served as Brand Manager of Sierra On-line, a consumer software publisher. Prior thereto, Mr. Garske served as Director of Marketing for Activision, a consumer software publisher.

     Richard Burns has been Senior Vice President of Sales since December 1995. From March to November 1995, Mr. Burns was Vice President and General Manager of Mattel Media, Inc., a consumer software publisher. From October 1994 to March 1995, Mr. Burns was Vice President of Worldwide Sales of Rocket Science Games, Inc., a startup consumer software company. From July 1991 to October 1994, Mr. Burns served as Senior Vice President of Sales for Sega of America, Inc. Prior thereto, Mr. Burns was Senior Zone Vice President of Sony Corporation of America.

     Charles F. Bond has been President of the Slash Division of the Company since June 1995, when Slash Corporation was acquired by the Company. From May 1991 to June 1995, Mr. Bond was the President of Slash Corporation. Prior thereto, Mr. Bond was Vice President -- Merchandising for Lieberman Enterprise, a rack-jobber.

     Frank Herman has been Chairman and Managing Director of G.T. Interactive Software (Europe) Limited since May 1995. From April to October 1995, Mr. Herman was also Chairman of Probe Software Ltd., a software development house. From July 1991 to April 1995, Mr. Herman was Deputy Chairman and Managing Director of Sega (Europe) Ltd. From August 1988 to July 1991, Mr. Herman served as Managing Director of Virgin Mastertronic Ltd., an entertainment software publisher.

     Each executive officer is elected annually by the Board of Directors of the Company and serves at the pleasure of the Board.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the periods since the Company's initial public offering in December 1995 are summarized below. These over-the-counter market quotations reflect interdealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent the actual transactions.

                                                          HIGH          LOW
                                                      ----------    ----------
1995
Fourth Quarter ( from December 14, 1995 )             $   16 1/2    $   12 1/4

1996
First Quarter                                         $   15        $    8 7/8
Second Quarter                                        $   25        $   10 5/8
Third Quarter                                         $   26 3/4    $   16 3/4
Fourth Quarter                                        $   26 3/4    $    6 5/8


     On February 28, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $7 7/8. As of February 28, 1997, there were approximately 129 registered holders of record of the Common Stock.

     The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the payment of cash dividends may be limited by financing agreements entered into by the Company in the future. Prior to March 1995, the Company had elected to be treated as an S corporation for tax purposes. During the two months ended February 28, 1995, the Company paid distributions of $6.0 million to its stockholders out of funds generated from operations. The Company has not paid cash dividends on its Common Stock or other securities since its conversion to a C corporation for Federal and New York state tax purposes on March 1, 1995.

     There were no issuances of unregistered securities by the Company during the year ended December 31, 1996, except the issuance: (i) in May 1996, to Big Tuna New Media, LLC, of warrants to purchase 250,000 shares of Common Stock at an exercise price of $20.00 per share, in connection with a licensing arrangement; (ii) in May 1996, to Apogee Software, Ltd., of warrants to purchase 250,000 shares of Common Stock at an exercise price of $19.125 per share, in connection with a licensing arrangement; (iii) in June 1996, to the former stockholders of WizardWorks of 2,350,000 shares of Common Stock, in connection with the acquisition of WizardWorks; (iv) in June 1996, to the former stockholders of Candel Inc. ("Candel"), of 1,032,777 shares of Common Stock, in connection with the acquisition of Candel; (v) in July 1996, to the former stockholders of Humongous of 3,458,375 shares of Common Stock, in connection with the acquisition of Humongous; (vi) in August 1996, to Epic Megagames, Inc., of warrants to purchase 37,500 shares of Common Stock at an exercise price of $20.00 per share, in connection with a licensing arrangement; and (vii) in October 1996, to Midway Home Entertainment Inc., the assignee of the warrants originally issued to WMS Industries Inc., an aggregate of 24,754 shares of Common Stock, upon the exercise of such warrants. All of such issuances were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial information of the Company which, for each of the three years in the period ended December 31, 1996, is derived from the restated audited consolidated financial statements of the Company. Pro forma information is unaudited and reflects the acquisition of Slash as if the acquisition had occurred as of January 1, 1995 and the income tax provision that would have been provided had both the Company and Slash been C corporations for the relevant periods. These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

                                                              YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                                                               PRO FORMA
                                                 1994            1995             1995(1)          1996
                                           ------------- --------------- ---------------- ----------------
                                                         (in thousands, except per share data)
Statement of Operations Data:
Net sales                                     $  101,826      $  234,461       $  253,851       $  365,490
Cost of goods sold                                54,449         138,662          152,381          214,580
Selling and distribution expenses                 16,104          41,740           43,661           74,396
General and administrative expenses               10,539          21,201           22,986           34,911
Merger and other costs                                --              --               --            3,718
Amortization of goodwill                              --             567            1,092            1,092
                                           ------------- --------------- ---------------- ----------------
Operating income                                  20,734          32,291           33,731           36,793
Interest and other income, net                        41             795              840            3,974
                                           ------------- --------------- ---------------- ----------------
Income before income taxes                        20,775          33,086           34,571           40,767
Provision for (benefit) from income
taxes:
  Federal and state (historical)                   2,427          14,002           14,002           15,628
  Benefit from change in tax status(2)                --          (3,520)          (3,520)              --
  Pro forma adjustment to Federal and
     state taxes (unaudited)(3)                       --              --            5,461               --
                                           ------------- --------------- ---------------- ----------------
       Total provision for income taxes            2,427          10,482           15,943           15,628
                                           ------------- --------------- ---------------- ----------------
Net income                                    $   18,348      $   22,604      $    18,628       $   25,139
                                           ============= =============== ================ ================

Net income per share                                                                            $     0.38

Weighted average shares outstanding                                                                 66,391

Pro forma net income per share (unaudited)                                    $      0.30

Pro forma number of weighted average
shares outstanding (unaudited)(4)                                                  61,082


                                                                                       DECEMBER 31,
                                                                         ---------------------------------
                                                                                  1995             1996
                                                                         ---------------- ----------------
Balance Sheet Data:
Cash, cash equivalents and short-term investments                             $    93,694       $   76,584
Working capital                                                                   105,748          113,652
Total assets                                                                      301,641          367,111
Stockholders' equity                                                              126,040          152,138

(1) Reflects the Company's acquisition of Slash as if the same had been consummated on January 1, 1995 and the income tax provision that would have been provided had both the Company and Slash been C corporations for the relevant periods. (See Note 2 and Note 9 of the Notes to the Company's Consolidated Financial Statements).

(2) The benefit from change in tax status occurred as a result of the transition from an S corporation to a C corporation on March 1, 1995, which allowed the Company to accrue certain tax benefits which would otherwise have flowed to the stockholders of the S corporation. This benefit would not have arisen for the year ended December 31, 1995 had the Company been a C corporation beginning January 1, 1994.

(3) Reflects additional income tax provision that would have been provided had both the Company and Slash been C corporations for the relevant periods. (See Note 2 and Note 9 of the Notes to the Company's Consolidated Financial Statements).

(4) Pro forma weighted average number of shares outstanding has been calculated as if all stock issued in the twelve month period prior to the initial public offering (including common stock equivalents such as options and warrants) had been outstanding throughout the periods presented and assuming the proceeds from such issuances (including the assumed exercise prices of options and warrants) had been used to reacquire shares at the initial public offering price at the beginning of the period.

PRO FORMA FINANCIAL DATA

     The following unaudited pro forma consolidated statements of operations are based on the historical consolidated statements of operations of the Company for the year ended December 31, 1995 and the historical statements of operations of Slash for the period ended June 22, 1995. The pro forma consolidated statements of operations reflect the acquisition of Slash as if the same had been consummated on January 1, 1995 and the income tax provision that would have been provided had both the Company and Slash been C corporations for the relevant periods.

     The unaudited pro forma consolidated statements of operations are presented for informational purposes only and are not necessarily indicative of what the results of operations would have been had the events referred to above been consummated as of January 1, 1995, nor are they necessarily indicative of the Company's future results of operations.

                                                              DECEMBER 31, 1995
                                              --------------------------------------------------
                                                COMPANY      SLASH (1)  ADJUSTMENTS   PRO FORMA
                                              ---------    ---------   ---------       ---------
                                                    (in thousands, except per share data)
Statement of Operations Data:
Net sales                                     $ 234,461    $  21,525   $  (2,135)(2)   $ 253,851
Cost of goods sold                              138,662       15,700      (1,981)(2)     152,381
Selling and distribution expenses                41,740        1,921        --            43,661
General and administrative expenses              21,201        1,785        --            22,986
Amortization of goodwill                            567         --           525 (3)       1,092
                                              ---------    ---------   ---------       ---------
Operating income                                 32,291        2,119        (679)         33,731
Interest and other income, net                      795           45        --               840
                                              ---------    ---------   ---------       ---------
Income before income taxes                       33,086        2,164        (679)         34,571
Provision for (benefit) from income taxes:
  Federal and state (historical)                 14,002         --          --            14,002
  Benefit from change in tax status              (3,520)        --          --            (3,520)
  Pro forma adjustment to Federal and state
    taxes (unaudited)(4)                           --           --         5,461 (4)       5,461
                                              ---------    ---------   ---------       ---------
         Total provision for income taxes        10,482         --         5,461          15,943
                                              ---------    ---------   ---------       ---------
Net income                                    $  22,604    $   2,164   $  (6,140)      $  18,628
                                              =========    =========   =========       =========

Pro forma net income per share (unaudited)(5)                                          $    0.30

Pro forma number of weighted average shares
  outstanding (unaudited)(5)                                                              61,082


(1) Reflects the results of operations of Slash for the period to June 22, 1995. The results of Slash subsequent to June 22, 1995 are included in the Company's results of operations.

(2) Reflects the elimination of intercompany sales between the Company and Slash.

(3) Reflects amortization of goodwill, which has an estimated useful life of 20 years, arising from the acquisition of Slash to the extent not already reflected in the Company's historical statements of operations.

(4) Reflects the additional income tax provision that would have been provided had both the Company and Slash been C corporations for the relevant periods (See Note 2 and Note 9 of the Notes to the Company's Consolidated Financial Statements) resulting in an effective rate of 46.1% for the year ended December 31, 1995 due to some of the acquired companies not being able to utilize net operating losses.

(5) Pro forma weighted average number of shares outstanding has been calculated as if all stock issued in the twelve month period prior to the initial public offering (including common stock equivalents such as options and warrants) had been outstanding throughout the periods presented and assuming the proceeds from such issuances (including the assumed exercise prices of options and warrants) had been used to reacquire shares at the initial public offering price at the beginning of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company creates, publishes, merchandises and distributes interactive entertainment, edutainment and value-priced consumer software for a variety of platforms on a world-wide basis. Since it commenced operations in February 1993, the Company has experienced rapid revenue growth and its product and customer mix have changed substantially.

     An important element of the Company's financial performance is its product mix, which has varied over time as the Company has built its business. The Company's product mix has been composed of two broad product categories: published software and third-party software. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net sales attributable to each category. In addition, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. To the extent that mass merchants require greater proportions of third party software products, some of which may yield lower margins, the Company's operating results may be impacted accordingly.

     Through February 28, 1995, the Company was an S corporation for Federal and New York state income tax purposes. The income tax provision for the year ended December 31, 1995 includes a deferred tax benefit of approximately $3.5 million due to the Company's change in tax status.

     On June 23, 1995, the Company acquired all of the outstanding stock of Slash, a leading publisher, purchaser, repackager and distributor of value-priced software in exchange for 2,793,600 (after giving effect to the Company's initial public offering) newly issued shares of the Company's Common Stock and a nominal amount of cash. Historically, Slash purchased excess inventory from major publishers and sublicensed catalog titles. It sold these products at lower price points or repackaged these and other products into compilation boxes, such as five-packs and ten-packs, for volume sales primarily to mass merchants. Slash's sales of purchased excess inventory have traditionally occurred at lower margins than its sales of sublicensed catalog products. The Company's value-priced software business primarily consists of sublicensed catalog titles which are sold largely to mass merchant customers. Slash's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

     On June 24, 1996, the Company acquired all of the outstanding stock of WizardWorks, a leading developer and publisher of value-priced interactive entertainment, edutainment and productivity software, in exchange for 2,350,000 newly issued shares of the Company's Common Stock. WizardWorks develops, publishes and distributes consumer software for Windows, DOS and Macintosh formats.

     On June 28, 1996, the Company acquired all of the outstanding stock of Candel Inc., the parent company of FormGen, a leading publisher of interactive PC shareware and software in exchange for 1,032,777 newly issued shares of the Company's Common Stock.

     On July 9, 1996, the Company acquired all of the outstanding common stock of Humongous, a premier developer and publisher of quality children's software, in exchange for 3,458,375 newly issued shares of the Company's Common Stock.

     WizardWorks, FormGen and Humongous (collectively the "Acquired Companies"), have each been accounted for as a pooling of interests. Accordingly, the Company's historical Financial Statements have been restated to include the results of the Acquired Companies.

     In November 1996, the Company acquired the business of Warner Interactive Europe for approximately $6.3 million in cash, including acquisition costs. Warner's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                     YEARS ENDED
                                                     DECEMBER 31,
                                         --------------------------------
                                         1994           1995         1996
                                         ----           ----         ----
Net sales                               100.0 %        100.0 %      100.0 %
Cost of goods sold                       53.5           59.1         58.7
Selling and distribution expenses        15.8           17.8         20.3
General and administrative expenses      10.3            9.1          9.6
Merger and other costs                    --             --           1.0
Amortization of goodwill                  --             0.2          0.3
                                         ----            ---          ---
Operating income                         20.4           13.8         10.1
Interest  and other income, net           --             0.3          1.1
                                         ----            ---          ---
Income before income taxes               20.4           14.1         11.2
Provision for income taxes                2.4            4.5          4.3
                                         ----            ---          ---
Net income                               18.0 %          9.6 %        6.9 %
                                         ====            ===          ===


1996 COMPARED TO 1995

     Net sales for the year ended December 31, 1996 ("1996") increased approximately $131.0 million or 56% as compared to the year ended December 31, 1995 ("1995"). In the third quarter of 1995, Microsoft(R) Windows(R) 95 was introduced and distributed to certain retailers by the Company. This one time event added net sales of approximately $15.2 million. Without these sales, net sales would have increased 67%. This growth in net sales was primarily attributable to the introduction of newly published titles such as Duke Nukem 3D, Quake, Area 51, Final Doom for the PlayStation, Heretic: Shadow of the Serpent Rider, Bedlam, "9" and Just Me & My Dad, the continuing strong sales of Doom and Doom-related products and increased royalty income. Additionally, the expansion of the Company's value-priced line of software, an increase in the shelf space available from its existing mass merchant customers, an increase in the number of mass merchant stores supplied and serviced by the Company and an increase in sales from its existing mass merchant shelf space contributed to the growth in net sales. The purchase of Slash by the Company effective June 23, 1995 and the increase in the distribution of third party software also contributed to the growth in net sales.

     Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for 1996 increased approximately $75.9 million or 55% as compared to 1995. Cost of goods sold as a percentage of net sales decreased to 58.7% in 1996 compared to 59.1% in

1995. This decrease was primarily due to a change in product mix toward the Company's higher margin published products, which increased to approximately 53.8% of net sales in 1996 as compared to approximately 50.7% in 1995. Additionally, during the last half of 1995, the Company's sales of Microsoft(R) Windows(R) 95 contributed to the increase in cost of goods sold as a percentage of net sales for that year.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $32.7 million or 78% during 1996 compared to 1995. The increase was due in part to additional advertising costs of approximately $9.6 million to support the growth of the Company's published products and an increase in shipping costs of approximately $4.8 million attributable to the overall increase in sales volume. In addition, costs associated with the expansion of the Company's sales and distribution staff and distribution center increased approximately $13.7 million to support its growth. Selling and distribution expenses as a percentage of net sales increased to 20.3% for 1996 compared to 17.8% for 1995.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for 1996 increased approximately $13.7 million or 65% as compared to 1995. The increase was due primarily to the expansion of the Company's operations. General and administrative expenses as a percentage of net sales increased to 9.6% from 9.1%.

     Merger costs consist of legal, accounting and other professional fees incurred by the Company to complete the acquisitions of the Acquired Companies and for the Company's canceled second offering.

     Amortization of goodwill increased by approximately $.5 million or 93% during 1996 compared to 1995. This increase is attributable to the full year impact of the June 1995 acquisition of Slash.

     Operating income for 1996 increased from approximately $32.3 million to approximately $36.8 million, while operating margins decreased from 13.8% to 10.1%. Excluding merger costs, operating income and operating margins would have been approximately $40.5 million and 11.1% for 1996.

     Interest and other income, net increased approximately $3.2 million for 1996 as compared to 1995. This is primarily attributable to greater short-term investments and cash balances.

     The Company's provision for income taxes for 1996 includes the reversal of a valuation allowance relating to a net operating loss carry-forward of one of the Acquired Companies. Additionally, had the Company been a C corporation for the entire year ended December 31, 1995, the Company's provision for income taxes would have been approximately $15.1 million and 6.4% of net sales for the period.

     Net income and net income as a percentage of net sales, on a tax adjusted basis, for 1996 increased from $18.0 million and 7.7% to $25.1 million and 6.9%. Excluding merger costs, net income and net income as a percentage of net sales would have been $28.9 million and 7.9% for 1996.

1995 COMPARED TO 1994

     Net sales for 1995 increased approximately $132.6 million or 130% as compared to the year ended December 31, 1994 ("1994"). This growth in net sales was primarily attributable to an increase in the number of mass merchant stores supplied and serviced by the Company, an increase in the shelf space available to the Company from its existing mass merchant customers, an increase in sales from its existing mass merchant shelf space, the purchase of Slash by the Company effective June 23, 1995, which accounted for approximately $30.4 million of net sales, and the Company's sales of Microsoft(R) Windows(R) 95, which accounted for approximately $15.2 million in net sales. In addition, the introduction of newly published front-line titles, such as Hexen, Mortal Kombat 3 and Ultimate Doom, the continuing strong sales of other Doom products and the expansion of its value-priced line of software contributed to the growth in net sales.

     Cost of goods sold for 1995 increased approximately $84.2 million or 155% as compared to 1994. Costs of goods sold as a percentage of net sales for 1995 increased to 59.1% from 53.5% for 1994. The percentage increase in cost of goods sold was primarily due to a change in product mix driven by increased demand from mass merchants for third-party software products which yielded the Company lower margins. Additionally, the Company's sales of Microsoft(R) Windows(R) 95 during the last half of 1995 and, less significantly, certain product lines of Slash contributed to the increase in cost of goods sold. Excluding Microsoft(R) Windows(R) 95 and the acquisition of Slash, cost of goods sold as a percentage of net sales would have been approximately 53.8%. The percentage increase was partially offset by increased sales of the Company's higher margin published front-line and value-priced products.

     Selling and distribution expenses increased approximately $25.6 million or 159% during 1995 as compared to 1994. The increase was due to the Company's increased sales volume, additional advertising costs of approximately $11.7 million to support the Company's published products and costs associated with the expansion of sales and distribution staff and distribution center of approximately $1.2 million, to support the Company's growth. Selling and distribution expenses as a percentage of net sales increased to 17.8% for 1995 as compared to 15.8% for 1994.

     General and administrative expenses increased approximately $10.7 million or 101% as compared to 1994. The increase was due primarily to costs of approximately $6.6 million associated with additional personnel required to support the expansion of the Company's operations, costs of approximately $1.0 million associated with new facilities (including depreciation) to accommodate the increase in personnel, approximately $1.5 million in professional fees, and other expenses related to the expansion of the Company's operations. General and administrative expenses as a percentage of net sales for 1995 decreased to 9.1% from 10.3% for 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Resources used to finance significant expenditures for the three years ended December 31, 1996 are reflected in the following table:

                                                               YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                               1994      1995      1996
                                                             ------    ------    ------
                                                                   (in millions)
Resources used:
  Royalty advances                                           $ (5.4)   $(23.6)   $(33.3)
  Inventories, net                                             (9.7)    (30.5)    (10.5)
  Purchase of investments                                      --        --        (9.8)
  Receivables, net                                            (39.2)    (36.0)     (8.9)
  Purchase of Warner Interactive Europe                        --        --        (6.3)
  Purchase of property and equipment                           (1.3)     (5.3)     (5.7)
  Repayment of notes                                           --       (10.5)     --
  Distributions to shareholders                               (28.4)     (6.0)     --
  Other, net                                                   --       (11.0)     (0.6)
                                                             ------    ------    ------
                                                              (84.0)   (122.9)    (75.1)
                                                             ------    ------    ------
Financed by:
  Net income                                                   18.3      22.6      25.1
  Payables and accrued liabilities                             56.5      86.9      37.1
  Issuance of stock and warrants and exercise of stock
   options                                                      5.2      93.0       0.7
  Proceeds from issuance of note                                6.0      --        --
  Other, net                                                    0.3      --        --
                                                             ------    ------    ------
                                                               86.3     202.5      62.9
                                                             ------    ------    ------
    Cash and cash equivalents balance - increase (decrease)  $  2.3    $ 79.6    $(12.2)
                                                             ======    ======    ======

     As of December 31, 1996, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $76.6 million. Cash and cash equivalents decreased for the twelve months ended December 31, 1996 by approximately $12.2 million. The primary source of cash during 1996 was net income of $25.1 million and an increase in payables and accrued liabilities, which includes accounts payable, royalties payable, income taxes payable and accrued liabilities, of $37.1 million. These internally generated funds were used to fund royalty advances of $33.3 million, investments of $9.8 million, purchase of Warner of $6.3 million and property and equipment of $5.7 million. Financing of inventory and receivables were also a use of cash of approximately $10.5 million and $8.9 million, respectively. Inventory and receivables balances increased reflecting higher calendar fourth quarter sales and their replenishment. Additionally, inventory increased to fund anticipated sales growth. Royalty advances of $69.2 million as of December 31, 1996 represent advances to approximately 135 developers for various products expected to be developed throughout the next several years. Such advances are amortized to cost of goods sold on a per unit basis as licensed products are sold in accordance with the individual agreements. Working capital at December 31, 1996 was $113.7 million compared to $105.7 at December 31, 1995.

     On January 21, 1997, the Company entered into a revolving credit agreement (the "Credit Agreement") with banks expiring on December 31, 1998. The Credit Agreement provides for a maximum of $40 million for borrowings and letters of credit. The borrowings under the Credit Agreement bear interest at either the banks' reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate plus 1 1/4%. The Company pays a commitment fee of 1/4% based on the unused portion of the line. The Credit Agreement requires maintenance of certain financial ratios and net income levels.

     As of December 31, 1996, the Company had an outstanding standby letter of credit amounting to approximately $1.7 million.

     The Company expects continued volatility in the use of cash due to varying seasonable and quarterly working capital needs to finance its growing publishing and distribution business.

     The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations and cash available through the Agreement, will be sufficient to fund the Company's anticipated operations for the next twelve months.

ITEM 8. INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, and notes thereto, and the Financial Statement Schedule of the Company, are presented on pages F-1 through F-21 hereof as set forth below:

                                                                     Page

GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

  Report of Independent Public Accountants                           F-1
  Consolidated Balance Sheets as of December 31, 1995 and 1996       F-2
  Consolidated Statements of Operations for the years ended
    December 31, 1994, 1995 and 1996                                 F-3
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1994, 1995 and 1996                                 F-4
  Consolidated Statement of Stockholders' Equity for the years
    ended December 31, 1994, 1995 and 1996                           F-5
  Notes to the Consolidated Financial Statements                     F-6 to F-20

FINANCIAL STATEMENT SCHEDULE
  For the Three Years Ended December 31, 1996

  Schedule II -- Valuation and Qualifying Accounts                   F-21

        The Combined Financial Statements, and notes thereto, of Wizardworks Group, set forth on pages F-20 through F-29 in the Prospectus included in the Company's Registration Statement on Form S-1 (Registration No. 333-14441) at effectiveness, are incorporated by reference herein. The report of Ernst & Young LLP with respect to such financial statements is included in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's last two fiscal years, there have been no changes in the independent accountants nor disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in this Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the directors of the Company required by this
Item 10 is incorporated herein by reference to the section entitled "Election of Directors" in the Company's Proxy Statement. The information regarding executive officers of the Company required by this Item 10 is included in Item 4A hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K

(A) (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         See Item 8 hereof.

         Report of Ernst & Young LLP:

                         Report of Independent Auditors

Board of Directors and Shareholders
WizardWorks Group
Armstrong-Olson, Inc.
Promotional Software Group, Inc.
SVI,LLC

We have audited the combined balance sheets of WizardWare Group, Inc. (d.b.a. WizardWorks), Armstrong-Olson, Inc., Promotional Software Group, Inc. and SVI, LLC (hereafter referred to as WizardWorks Group or the Company) as of March 31, 1996 and 1995, and the related combined statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of WizardWorks Group at March 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                                 Ernst & Young LLP
May 10, 1996


(A) (3) EXHIBITS

Exhibit No.          Description
-----------          -----------
2.1             (1)  Agreement  and Plan of  Reorganization  by and among the  Registrant,  GT Acquisition
                     Sub, Inc.,  WizardWorks  Group, Inc. and the Stockholders of WizardWorks Group, Inc.,
                     dated June 24, 1996.

2.2             (1)  Escrow  Agreement by and among the  Registrant,  Paul D.  Rinde,  as the  Stockholder
                     Representative  of WizardWorks  Group,  Inc., and Republic National Bank of New York,
                     as Escrow Agent, dated June 24, 1996.

3.1             (2)  Amended and Restated Certificate of Incorporation.

3.2             (3)  Amended and Restated By-laws (as amended on October 31, 1996).

4.1             (4)  Specimen form of stock certificate for Common Stock.

10.1            (3)  The 1995 Stock Incentive Plan (as amended on October 31, 1996).

10.2            (4)  Services  Agreement  between the Registrant and GoodTimes Home Video Corp.,  dated as of January 1, 1995.

10.3            (4)  4.5% Subordinated Secured Promissory Note, due February 28, 1996.

10.4            (4)  Employment Agreement between the Registrant and Ronald Chaimowitz.

10.5            (4)  Employment Agreement between the Registrant and Charles F.  Bond.

10.6            (4)  Non-Competition Agreement between the Registrant and Charles F.  Bond.

10.7            (4)  Employment Agreement between the Registrant and Harry M.  Rubin.

10.8            (4)  Employment Agreement between the Registrant and Harry Steck.

10.9            (4)  Employment Agreement between the Registrant and Chris Garske.

10.10           (4)  GTIS Master  Option and License  Agreement  between the  Registrant  and the Williams
                     Entertainment  Group, dated  December 28,  1994, and the Amendment to such agreement, dated March 31, 1995.

10.11           (4)  GTIS Master Option and License  Agreement  (Home Video Games)  between the Registrant and the Williams Entertainment Group, dated March 31, 1995.

Exhibit No.          Description
-----------          -----------
10.12           (4)  Agreement between the Registrant and SOFTBANK Corporation, dated October 9, 1995.

10.13           (4)  Agreement between the Registrant and Roadshow PTY LTD, dated October 3, 1995.

10.14           (4)  Agreement  and  Plan  of  Reorganization  by and  between  Charles  F.   Bond,  Slash
                     Corporation and the Registrant, dated June 22, 1995.

10.15           (4)  Lease Agreements between the Registrant and 16 East 40th Associates.

10.16           (4)  Sub-lease   Agreement   between  the  Registrant  and  Michael  Stevens  Ltd.,  dated
                     February 22, 1995.

10.17           (4)  Lease Agreement between  GT Interactive  Software (Europe) Limited and Marylebone 248
                     Realty LLC, dated May 2, 1995.

10.18           (4)  Stockholders' Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre,
                     Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Registrant.

10.19           (4)  Registration Rights Agreement by and among Joseph J.  Cayre,  Kenneth Cayre,  Stanley
                     Cayre,  Jack J.  Cayre,  the Trusts  listed on  Schedule I  attached  thereto and the
                     Registrant.

10.20           (4)  Agreement by and between the Registrant and REPS.

10.21           (5)  Second Amendment to GTIS Master Option and License  Agreement  between the Registrant and Williams Entertainment Group, dated March 27, 1996.

10.22           (5)  Amendment to GTIS Master Option and License  Agreement (Home Video Games) between the
                     Registrant and Williams Entertainment Group, dated March 27, 1996.

10.23           (5)  Master Option and License  Agreement for Atari PC Games  between the  Registrant  and
                     WMS Industries Inc., dated March 27, 1996.

10.24           (5)  Master  Option  and  License  Agreement  for  Atari  Home  Video  Games  between  the
                     Registrant and WMS Industries Inc., dated March 27, 1996.

10.25           (5)  Employment Agreement between the Registrant and Andrew Gregor.

10.26           (3)  6.15% Promissory Note, due August 31, 1998, of Andrew Gregor.

10.27           (3)  6.15% Promissory Note, due August 31, 1998, of Chris Garske.

10.28           (6)  Lease  Agreement  between the Registrant and Plymouth 2200,  LLP, dated  September 6,
                     1996.

10.29                Agreement of Lease,  dated as of December 12, 1996, by and between the Registrant and
                     F.S. Realty Corp.

10.30                Amendment to  Stockholders  Agreement,  dated as of December  18, 1995,  by and among

Exhibit No.          Description
-----------          -----------
                     Joseph J. Cayre,  Kenneth  Cayre,  Stanley Cayre,  Jack J. Cayre,  the trusts parties thereto and the Registrant.

10.31 Credit Agreement, dated as of January 21, 1997, by and among the Registrant, the banks parties thereto and Republic National Bank of New York, as Agent.

11.1                 Computation of Pro Forma Earnings Per Share.

11.2                 Computation of Earnings Per Share.

21.1                 The Registrant's Subsidiaries.

23.1                 Consent of Ernst & Young LLP

23.2                 Consent of Arthur Andersen LLP

27.1                 Financial Data Schedule for the year ended December 31, 1996.

--------------
(1) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Registrant's Current Report on Form 8-K filed on July 9, 1996.

(2) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Registrant's Registration Statement on Form S-1 filed October 18, 1996, and all amendments thereto (Registration No. 333-14441).

(4) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Registrant's Registration Statement on Form S-1 filed October 20, 1995, and all amendments thereto (Registration No. 33-98448).

(5) Incorporated herein by reference to an exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(6) Incorporated herein by reference to an exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.


(B) REPORTS ON FORM 8-K

     A report on Form 8-K, dated November 5, 1996, was filed with the Securities and Exchange Commission on November 6, 1996 announcing the Company's decision not to proceed with its proposed follow-on public offering.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GT Interactive Software Corp.


                                 By: /s/ Ronald Chaimowitz
                                     -----------------------------------
                                 Name: Ronald Chaimowitz
                                 Title: President and Chief Executive Officer
                                 Date: March 28, 1997


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities and on the dates indicated.

      Signature                                Title(s)                                Date
      ---------                                --------                                ----
/s/  Joseph J. Cayre                      Chairman of the Board                    March 28, 1997
--------------------
Joseph J. Cayre

/s/  Andrew Gregor                        Senior Vice President, Finance           March 28, 1997
------------------                        and Administration, and Chief
Andrew Gregor                             Financial Officer (Principal
                                          Financial and Accounting Officer)


/s/  Ronald Chaimowitz                    President, Chief Executive Officer       March 28, 1997
----------------------                    and Director
Ronald Chaimowitz

/s/  Jack J. Cayre                        Executive Vice President, Director       March 28, 1997
------------------
Jack J. Cayre

/s/  Kenneth Cayre                        Director                                 March 28, 1997
------------------
Kenneth Cayre

/s/  Stanley Cayre                        Director                                 March 28, 1997
------------------
Stanley Cayre

/s/  Steven A. Denning                    Director                                 March 28, 1997
----------------------
Steven A. Denning

/s/  William E. Ford                      Director                                 March 28, 1997
--------------------
William E. Ford

/s/  Jordan A. Levy                       Director                                 March 28, 1997
-------------------
Jordan A. Levy

/s/ Alvin N. Teller                       Director                                 March 28, 1997
-------------------
Alvin N. Teller

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
GT Interactive Software Corp. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of GT Interactive Software Corp. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1994 financial statements of WizardWorks Group, a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 1. Such statements are included in the consolidated financial statements of GT Interactive Software Corp. and Subsidiaries and reflect total assets and total net sales of 3.3% and 6.6% in 1995, respectively, and total net sales of 9.4% in 1994, of the related consolidated totals. The 1995 and 1994 financial statements of WizardWorks Group were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for WizardWorks Group, is based solely upon the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of GT Interactive Software Corp. and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements and supplementary data is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       ARTHUR ANDERSEN LLP


New York, New York
February 7, 1997

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                  December 31,
                                                            ----------------------
                                                                1995         1996
                                                            ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  84,069    $  71,867
  Short-term investments                                        9,625        4,717
  Receivables, net                                             84,810       95,941
  Inventories, net                                             49,145       60,457
  Royalty advances                                             29,577       69,202
  Deferred income taxes                                        14,014       15,283
  Prepaid expenses and other current assets                     1,996        6,510
                                                            ---------    ---------
     Total current assets                                     273,236      323,977
Property and equipment, net                                     6,087       10,082
Investments                                                      --          9,829
Goodwill, net                                                  21,286       21,003
Other assets                                                    1,032        2,220
                                                            ---------    ---------
     Total assets                                           $ 301,641    $ 367,111
                                                            =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  87,518    $ 107,842
  Accrued liabilities                                          45,306       52,812
  Royalties payable                                            23,509       33,378
  Deferred income                                               4,091        4,783
  Income taxes payable                                          4,696        9,575
  Current portion of long-term liabilities                      1,413        1,334
  Due to related party                                            955          601
                                                            ---------    ---------
     Total current liabilities                                167,488      210,325
Other long-term liabilities                                     8,113        4,648
                                                            ---------    ---------
     Total liabilities                                        175,601      214,973
                                                            ---------    ---------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par, 150,000,000 shares authorized,
    66,391,318 shares issued and outstanding                      661          664
  Cumulative translation adjustment                               (28)         813
  Additional paid-in capital                                  117,919      118,220
  Retained earnings                                             7,488       32,441
                                                            ---------    ---------
     Total stockholders' equity                               126,040      152,138
                                                            ---------    ---------

     Total liabilities and stockholders' equity             $ 301,641    $ 367,111
                                                            =========    =========


 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                      Years Ended December 31,
                                                  ------------------------------
                                                     1994       1995       1996
                                                  --------   --------   --------
Net sales ($0,$0, and $3,488 to a related party
  for the periods presented, respectively)        $101,826   $234,461   $365,490
Cost of goods sold ($717, $3,558,
  and $7,516 to a related party for the periods
  presented, respectively)                          54,449    138,662    214,580
Selling and distribution expenses
  ($7,234, $3,129, and $3,577 to a
  related party for the periods presented,
  respectively)                                     16,104     41,740     74,396
General and administrative expenses
  ($2,284, $654, and $931 to a related
  party for the periods presented,
  respectively)                                     10,539     21,201     34,911
Merger and other costs                                --         --        3,718
Amortization of goodwill                              --          567      1,092
                                                  --------   --------   --------
     Operating income                               20,734     32,291     36,793
Interest and other income, net                          41        795      3,974
                                                  --------   --------   --------
     Income before income taxes                     20,775     33,086     40,767
Provision for income taxes                           2,427     10,482     15,628
                                                  --------   --------   --------
     Net income                                   $ 18,348   $ 22,604   $ 25,139
                                                  ========   ========   ========

Pro forma adjustment to income tax provision
  (unaudited)                                        7,098      4,616
                                                  --------   --------

Pro forma net income (unaudited)                  $ 11,250   $ 17,988
                                                  ========   ========

Net income per share                                                    $   0.38

Weighted average shares outstanding                                       66,391




 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended December 31,
                                                                 --------------------------------
                                                                    1994        1995        1996
                                                                 --------    --------    --------
OPERATING ACTIVITIES:
  Net income                                                     $ 18,348    $ 22,604    $ 25,139
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   289       1,494       3,202
      Deferred income taxes                                        (1,133)    (11,660)     (1,269)
      Deferred income                                                 596      11,090      (3,754)
      Changes in operating assets and liabilities:
         Receivables, net                                         (39,241)    (35,983)     (8,880)
         Inventories, net                                          (9,675)    (30,473)    (10,481)
         Royalty advances                                          (5,436)    (23,590)    (33,293)
         Due to related party, net                                  1,546        (591)       (354)
         Prepaid expenses and other current assets                    134        (832)     (1,316)
         Accounts payable                                          25,590      49,821      16,480
         Accrued liabilities                                       17,748      23,630       7,507
         Royalties payable                                         10,842      11,219       6,720
         Income taxes payable                                       2,313       2,246       6,382
         Other                                                       (161)       (798)     (1,907)
                                                                 --------    --------    --------
           Net cash provided by operating activities               21,760      18,177       4,176
                                                                 --------    --------    --------

INVESTING ACTIVITIES:
  Purchases of investments                                           --          --        (9,829)
  Purchases of property and equipment                              (1,303)     (5,275)     (5,703)
  Purchases (sales) of short-term investments, net                   --        (9,625)      4,908
  Purchase of Slash Corporation, net of cash
    acquired of approximately $516                                   --           218        --
  Purchase of  Warner Interactive Entertainment Europe
    net of cash acquired of approximately $7                         --          --        (6,297)
                                                                 --------    --------    --------
           Net cash used in investing activities                   (1,303)    (14,682)    (16,921)
                                                                 --------    --------    --------

FINANCING ACTIVITIES:
  Repurchase of warrants                                             --          --        (1,935)
  Proceeds from exercise of stock options                            --          --           636
  Issuance of common stock                                           --        77,935         100
  Long-term liabilities                                              (980)       (417)        901
  Issuance of preferred stock and warrants                          5,182      15,017        --
  Proceeds from issuance of note to a related party                 6,000        --          --
  Repayment of notes                                                 --       (10,471)       --
  Distributions to stockholders                                   (28,390)     (6,000)       --
                                                                 --------    --------    --------
           Net cash provided by (used in) financing activities    (18,188)     76,064        (298)
                                                                 --------    --------    --------

Effect of exchange rates on cash and cash equivalents                  24          14         841
Net increase (decrease) in cash and cash equivalents                2,293      79,573     (12,202)
Cash and cash equivalents - beginning of year                       2,203       4,496      84,069
                                                                 --------    --------    --------
Cash and cash equivalents - end of year                          $  4,496    $ 84,069    $ 71,867
                                                                 ========    ========    ========


 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                              Cumulative  Additional   Retained
                                 Common      Translation    Paid-in    Earnings
                                  Stock       Adjustment    Capital    (Deficit)      Total
                              ----------------------------- --------------- ---------------
Balance, January 1, 1994         $    --     $     (18)   $     380    $     886    $   1,248
Proceeds from sale of
  preferred stock                     --          --          5,182         --          5,182
Net income                            --          --           --         18,348       18,348
Distributions                         --          --            (41)     (28,350)     (28,391)
Currency translation
  adjustment                          --           (24)        --           --            (24)
                                 ---------   ---------    ---------    ---------    ---------
Balance December 31, 1994             --           (42)       5,521       (9,116)      (3,637)

Increase in par value of stock         468        --           (468)        --           --
Issuance of stock in
  connection with the
  acquisition of Slash
  Corporation                           28        --         19,972         --         20,000
Proceeds from sales of
  preferred stock and
  warrants                            --          --         15,017         --         15,017
Proceeds from sales of
  common stock in
  private placement                      4        --          7,647         --          7,651
Net proceeds from initial
  public offering                       55        --         70,229         --         70,284
Conversion of preferred
  stock to common
  stock immediately prior to
  the initial public offering          106        --           (106)        --           --
Exercise of stock options             --          --            107         --            107
Net income                            --          --           --         22,604       22,604
Distributions                         --          --           --         (6,000)      (6,000)
Currency translation
  adjustment                          --            14         --           --             14
                                 ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1995             661         (28)     117,919        7,488      126,040

Exercise of stock options                2        --            634         --            636
Tax benefit relating to
  exercise of stock options           --          --          1,503         --          1,503
Issuance of stock                        1        --             99         --            100
Repurchase of warrants                --          --         (1,935)        --         (1,935)
Net income                            --          --           --         25,139       25,139
Currency translation
  adjustment                          --           841         --           --            841
Unrealized loss on securities         --          --           --           (186)        (186)
                                 ---------   ---------    ---------    ---------    ---------

Balance, December 31, 1996       $     664   $     813    $ 118,220    $  32,441    $ 152,138
                                 =========   =========    =========    =========    =========


 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     GT Interactive Software Corp., a Delaware corporation, and its subsidiaries (the "Company") is a leading developer, publisher, merchandiser and distributor of consumer software. The Company derives its revenues primarily from the sale of its published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in selected international locations. The Company was incorporated in September 1992 and commenced operations in February 1993.

  Restatements

     In 1996, the Company acquired all of the outstanding common stock of WizardWorks Group, Inc. ("WizardWorks"), all of the outstanding common stock of Candel Inc., the parent company of FormGen, Inc. ("FormGen"), and all of the outstanding common stock of Humongous Entertainment, Inc. ("Humongous").

     WizardWorks, FormGen and Humongous (collectively, the "Acquired Companies") have been accounted for as pooling of interests and accordingly are included in the Company's Consolidated Financial Statements as if the acquisitions had occurred as of the beginning of all periods presented.

  Principles of Consolidation

     The consolidated financial statements include the accounts of GT Interactive Software Corp. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

  Revenue Recognition

     Revenue is recognized upon shipment of merchandise to customers. At the time the revenue is recognized, a reserve is provided for expected future returns net of the related cost of such items. The net reserve is included in accrued liabilities.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash in banks and highly liquid, short-term investments with original maturities of three months or less at the date acquired.

  Inventories

     Inventories are stated at the lower of cost (based upon the first-in, first-out method) or market. Allowances are established (and reassessed quarterly) to reduce the recorded cost of obsolete inventory and slow moving inventory to its net realizable value.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Royalty Advances

     Royalty advances represent the unamortized elements of prepayments to third party licensors of software products for the right to manufacture and/or distribute their products under various licensing agreements. Such advances are amortized to cost of goods sold on a per unit basis as licensed products are sold in accordance with the individual agreements. Future realization of royalty advances is assessed quarterly by management and charged to expense if it is not likely that the amounts will be recovered through sales of the related product.

  Goodwill

     Goodwill is amortized using the straight-line method over a 20 year life. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of goodwill, principally based on forecasts of future undiscounted cash flows of businesses acquired.

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

  Income Taxes

     The Company recognizes income taxes in accordance with the liability method. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Through February 28, 1995 the Company was an S corporation for Federal and New York state income tax purposes. On March 1, 1995, the Company became a C corporation for Federal and New York state income taxes. Unaudited pro forma adjustments to the income tax provision represent the additional tax provision the Company would have recorded had it been a C corporation for Federal and New York state income tax purposes during the relevant periods.

  Fair Values of Financial Instruments

     The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short term nature of such items.

  Research and Development Costs

     Research and development costs related to the designing, developing and testing of new software products are charged to expense as incurred. Research and development expense for the years ended December 31, 1994, 1995 and 1996 amounted to $117, $520 and $342, respectively.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1994, 1995 and 1996 amounted to $2,675, $14,387 and $23,987, respectively.

  Foreign Currency Translation

     The Company's foreign subsidiaries maintain their accounting records in their local currency. The currencies are then converted to United States dollars and the effect of the foreign currency translation is reflected as a component of stockholders' equity.

  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to classifications used in the current period.

  Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are shares issuable upon the exercise of stock options and warrants, net of shares assumed to have been purchased using the treasury stock method.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2-ACQUISITION OF SLASH CORPORATION

     On June 23, 1995, the Company acquired Slash Corporation ("Slash"), for a total purchase price of approximately $20,299. The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the results of operations of Slash as of the date of acquisition. The excess cost over fair value of assets acquired of approximately $21,853 is being amortized on a straight-line basis over twenty years. The fair value of acquired assets and assumed liabilities is as follows as of the acquisition date:

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 2-ACQUISITION OF SLASH CORPORATION (CONTINUED)

Purchase price:
  Cash paid                                                            $    299
  Common stock issued                                                    20,000
                                                                       --------
     Total purchase price                                              $ 20,299
                                                                       ========
Allocated as follows:
  Current assets                                                       $ 11,437
  Other assets                                                              132
  Current liabilities                                                   (13,123)
  Cost in excess of net assets acquired                                  21,853
                                                                       --------
                                                                       $ 20,299
                                                                       ========

     The following unaudited pro forma summary represents the consolidated results of operations of the Company as though the acquisition had been made as of January 1, 1995:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1995
                                                              -----------------
Net sales                                                          $253,851
Operating income                                                     33,731
Net income                                                           18,628
Pro forma net income per share                                         0.30
Pro forma weighted average shares outstanding                        61,082


     The primary pro forma adjustments for the year ended December 31, 1995 are the additional taxes that would have been provided had Slash been a C corporation for the relevant periods of approximately $845, the elimination of sales between the Company and Slash of approximately $2,135 and the recording of the amortization of goodwill of approximately $525.

     In association with the filing of the Company's 1995 income tax return, the Company adjusted the estimated deferred tax asset recorded on Slash relating to the differences in the financial statement and tax basis of the assets and liabilities acquired to the actual amounts. This resulted in an increase in goodwill amounting to approximately $810.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 3 - ACQUISITION OF THE BUSINESS OF WARNER INTERACTIVE ENTERTAINMENT EUROPE

     In November 1996, the Company purchased 100% of the business of Warner Interactive Entertainment Europe, which consisted of Warner Interactive Entertainment Limited, Bramblewold Computers Limited, Warner Interactive France S.A. and Warner Interactive Entertainment Germany GmbH, for approximately $6,300 in cash. Immediately subsequent to the acquisition, the Company renamed three of the four companies to: Renegade Interactive Entertainment Limited, GT Interactive Software France S.A. and GT Interactive Entertainment Germany GmbH. This acquisition has been accounted for as a purchase and accordingly the operating results of the acquired companies have been included in the Company's Consolidated Financial Statements as of the date of the acquisition.

     Management has not yet finalized the allocation of the purchase price to the net assets acquired and does not believe this will have a material impact on the Company's Consolidated Financial Statements.


NOTE 4 - RECEIVABLES, NET

     Receivables consist of the following:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           1995           1996
                                                         --------       --------
Trade accounts receivable                                $ 86,518       $ 98,995
Royalties receivable                                          136          1,015
                                                         --------       --------
                                                           86,654        100,010
Less: allowance for doubtful accounts                       1,844          4,069
                                                         --------       --------
                                                         $ 84,810       $ 95,941
                                                         ========       ========


NOTE 5 - INVENTORIES, NET

     Inventories consist of the following:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           1995           1996
                                                         --------       --------
Finished goods                                           $ 45,078       $ 58,464
Raw materials                                               4,067          1,993
                                                         --------       --------
                                                         $ 49,145       $ 60,457
                                                         ========       ========

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 6 - INVESTMENTS

     In 1996, the Company purchased for approximately $2,507 in cash a 9.9% investment in, and entered into a multi-titled publishing agreement with Mirage, a U.K. developer of entertainment software.

     In 1996, the Company invested approximately $7,122 in convertible preferred stock of Off World Entertainment, Inc., a developer of entertainment software, which is convertible into 50% of the common equity.


NOTE 7 - PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           1995            1996
                                                         -------         -------
Computer equipment                                       $ 1,990         $ 4,704
Furniture and fixtures                                     2,059           4,726
Machinery and equipment                                    2,312           3,232
Leasehold improvements                                     1,212           1,463
                                                         -------         -------
                                                           7,573          14,125
Less: accumulated depreciation                             1,486           4,043
                                                         -------         -------
                                                         $ 6,087         $10,082
                                                         =======         =======

     Depreciation expense for the years ended December 31, 1994, 1995 and 1996 amounted to approximately $289, $1,065 and $2,110, respectively.


NOTE 8 - ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           1995            1996
                                                         -------         -------
Sales return reserve                                     $37,567         $37,367
Other                                                      7,739          15,445
                                                         -------         -------
                                                         $45,306         $52,812
                                                         =======         =======

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 9 - INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                      1994        1995        1996
                                                   --------    --------    --------
Federal:
  Current                                          $    181    $ 16,199    $ 20,474
  Deferred                                              452      (5,607)     (9,286)
                                                   --------    --------    --------
                                                        633      10,592      11,188
                                                   --------    --------    --------

State and local:
  Current                                             2,689       3,773       4,376
  Deferred                                             (955)       (812)     (1,737)
                                                   --------    --------    --------
                                                      1,734       2,961       2,639
                                                   --------    --------    --------
Foreign
  Current                                                60         449       1,801
                                                   --------    --------    --------

Provision for income taxes                            2,427      14,002      15,628
                                                   --------    --------    --------

Benefit arising from change in tax status              --        (3,520)       --
                                                   --------    --------    --------

                                                   $  2,427    $ 10,482    $ 15,628
                                                   ========    ========    ========

Pro forma adjustment to income taxes (unaudited)      7,098       4,616
                                                   --------    --------

Pro forma provision for income taxes (unaudited)   $  9,525    $ 15,098
                                                   ========    ========

     On March 1, 1995, the Company became a C corporation for Federal and New York state income tax purposes. As a result, the C corporation assumed the tax basis of the assets and liabilities of the former S corporation, which differed from the financial statement basis of those items. Accordingly, the Company recorded a deferred tax asset as of March 1, 1995 of approximately $3,520, which primarily relates to the sales return reserve and inventory valuation.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 9 - INCOME TAXES (CONTINUED)

     The reconciliation of the income tax provision computed at the Federal statutory rate to the reported unaudited pro forma provision for income taxes is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -----------------------
                                                         1995         1996
                                                      ---------     ---------
Provision computed at Federal statutory rate           $ 11,580     $ 14,268
Increase (decrease) in provision resulting from:
  State and local taxes, net of Federal tax benefit       2,647        2,683
  Reversal of deferred tax asset valuation allowance       --         (1,306)
  Non-deductible merger costs                              --          1,158
  Foreign tax benefit                                      (150)         (36)
Other, net                                                1,021       (1,139)
                                                       --------     --------
Pro forma provision for income taxes (unaudited)       $ 15,098
                                                       ========
Provision for income taxes                                          $ 15,628
                                                                    ========
Effective income tax rate                                   46%          38%


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -----------------------
                                                         1995         1996
                                                      ---------     ---------
Deferred tax assets:
Inventory valuation                                    $  5,342     $  6,154
Deferred income                                           4,425        3,851
Sales return reserve                                      2,037        2,196
Tax loss carryforwards                                    1,255        1,255
Other                                                     2,278        1,934
                                                       --------     --------
                                                         15,337       15,390
                                                       --------     --------

Deferred tax liabilities:
Depreciation                                                (17)        (107)
                                                       --------     --------
                                                            (17)        (107)
                                                       --------     --------

Valuation allowance                                      (1,306)        --
                                                       --------     --------

Net deferred tax asset                                 $ 14,014     $ 15,283
                                                       ========     ========


     As of December 31, 1996, one of the Company's subsidiaries had a net operating loss carryforward of approximately $2,915 for tax purposes expiring in the years 2007 through 2011.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 10 - STOCKHOLDERS' EQUITY

     Capital Stock consists of the following:

                                                              DECEMBER 31,
                                                       -------------------------
                                                         1995              1996
                                                       -------           -------
Preferred Stock:
  Par value per share                                  $   .01           $   .01
  Shares authorized                                      5,000             5,000
  Shares issued                                           --                --

Common Stock:
  Par value per share                                  $   .01           $   .01
  Shares authorized                                    150,000           150,000
  Shares issued                                         66,146            66,391


     On July 31, 1995, the Company established par value at $.01 on all classes of its stock. Concurrently, the Company effected a four thousand for one split of its then existing Class A and Class B Common Stock together with an increase in the number of authorized shares.

     On February 28, 1995, the Company's stockholders sold 10.5% of their then outstanding shares in the Company to an investor (the "Investor"). The Company issued warrants to the Investor for the right to purchase an aggregate of 2,520 shares of Common Stock at an exercise price of $4.17 per share.

     Additionally, the Company received a $15,000 loan from the Investor. This loan was repaid upon the consummation of the initial public offering and bore interest at 4.5% per annum. In conjunction with such loan the Company issued warrants to the Investor representing the right to purchase an aggregate of 504 shares of Common Stock at an exercise price of $4.17 per share. Under certain circumstances, the Company has the right to redeem the warrants for a nominal amount.

     The Company received $15 in connection with the issuance of the aforementioned warrants.

     On June 30, 1995, the Investor paid the Company $15,000 for five hundred twenty five shares of Series A Convertible Preferred Stock, which was converted into 2,520 shares of Common Stock immediately prior to the consummation of the Company's initial public offering. Additionally, the Investor surrendered its warrants to purchase an aggregate of 2,520 shares of Class A and Class B Common Stock.

     In connection with the acquisition of Slash on June 23, 1995, the Company issued approximately 2,794 shares of its Common Stock.

     In October 1995, the Company sold approximately $7,650 of Common Stock to another investor.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

     As of December 31, 1996, the Company had outstanding warrants to content-providers to purchase an aggregate of approximately 956 shares of Common Stock at exercise prices (ranging from $9.47 to the initial public offering price) not less than the fair market value at the date of issue. None of the outstanding warrants vested prior to May 1996; vesting subsequent to such date is dependent upon the achievement of sales levels of certain products, the rights to which were granted to the Company. On July 19, 1996, the Company repurchased approximately 211 of these warrants amounting to $1,936.

     On June 24, 1996, the Company acquired all of the outstanding common stock of WizardWorks in exchange for 2,350 shares of the Company's common stock.

     On June 28, 1996, the Company acquired all of the outstanding common stock of FormGen in exchange for approximately 1,033 shares of the Company's common stock.

     On July 9, 1996, the Company acquired all of the outstanding common stock of Humongous in exchange for approximately 3,458 shares of the Company's common stock.


NOTE 11 - STOCK OPTIONS

     The Company has a stock option plan (the "Plan") which began in 1995. The Company accounts for this Plan under APB Opinion No. 25, under which no compensation cost has been recognized.

     In connection with the acquisition of Humongous, the Company converted options outstanding under Humongous' stock option plan to options under the Company's plan. No additional shares will be granted under Humongous' stock option plan.

     Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                1995               1996
                                             ----------         ----------
Net income:               As reported        $   22,604         $   25,139
                          Pro forma              21,701             21,872

Net income per share:     As reported        $      --          $     0.38
                          Pro forma          $      --          $     0.33


     Under the Plan, options may be granted to purchase shares of the Company's common stock at no less than the fair market value at the date of the grant, vest over a period of four or five years and are exercisable for a period of ten years from the grant date.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 11 - STOCK OPTIONS (CONTINUED)

     A summary of the status of the Company's Plan at December 31, 1995 and 1996 and changes during the years then ended is as follows (conversion of Humongous' stock options have been treated as though they were granted in 1995).

                                                  1995                             1996
                                    -------------------------------  ---------------------------------
                                                       Weighted                            Weighted
                                                        Average                             Average
                                                        Exercise                            Exercise
                                         Shares           Price             Shares            Price
                                    ---------------  --------------  -----------------  --------------
Outstanding at beginning of year                 --      $       --              4,865      $    10.22
Granted                                       4,873           10.20                916           15.35
Exercised                                        (8)            .12               (218)           2.92
Forfeited                                        --              --               (105)          14.08
Expired                                          --              --                --               --
                                    ---------------                  -----------------
Outstanding at end of year                    4,865           10.22              5,458           11.30

                                    ---------------                  -----------------
Exercisable at end of year                      311             .05              1,041            9.28
Weighted average fair value
  of options granted                                     $     5.27                         $     7.66

     2,220 of the 5,458 options outstanding at December 31, 1996 have exercise prices between $.04 and $12.38 per share, a weighted average exercise price of $6.03 and a weighted average remaining contractual life of approximately eight years. Approximately 639 of these options are exercisable. The remaining 3,238 options outstanding at December 31, 1996 have exercise prices between $14 and $23.50, with a weighted average exercise price of $14.91 and a weighted average remaining contractual life of approximately nine years. Approximately 402 of these options are exercisable.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: no dividends will be paid for the entire term of the option, expected volatility of 57.9% for both years, risk-free interest rates averaging 5.15% for both years and expected lives of five years in 1995 and four years in 1996, respectively.


NOTE 12 - RELATED PARTY TRANSACTIONS

     During 1996, the Company sold approximately $3,488 of software to a related party, GoodTimes Home Video Corporation ("GoodTimes") at fair market value. At December 31, 1996, the Company had a receivable from GoodTimes for this merchandise amounting to approximately $3,343.

     During 1994, the Company had an agreement with GoodTimes, whereby GoodTimes and affiliated companies provided certain management, accounting, selling and distribution services. The amount charged to operations for these services was $10,235 in 1994. This fee was based on a percentage of gross sales plus a fixed amount. The amount due for 1994 included $6,000 which was unpaid as of December 31, 1994. This amount was paid in January 1995.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

     On January 1, 1995, the Company entered into a one year services agreement with GoodTimes. The services agreement was intended to facilitate the Company's establishment of fully independent systems and administration during 1995. The services agreement provided for a fee based on specific services performed and was terminable by the Company at any time upon written notice. The total amount charged to operations for services provided by GoodTimes and affiliated companies for the year ended December 31, 1995 amounted to approximately $7,341. As of December 31, 1995, there were no services being provided to the Company under the services agreement, however, GoodTimes is providing manufacturing services under a separate manufacturing agreement. The total amount charged to operations for manufacturing services for the year ended December 31, 1996 amounted to $7,516.

     In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by three directors of the Company. REPS provides such services to the Company as well as to third parties. The Company has an agreement with REPS pursuant to which REPS will supply such services, at its cost, through December 31, 1997. Prior to entering into the REPS Agreement, REPS' services were provided to the Company as part of the services agreement with GoodTimes. The total amount charged to operations for these services amounted to approximately $3,025 for the year ended December 31, 1996.

     The Company frequently hires Taughannock Aviation Corp. ("Taughannock") and Eastway Aircraft Services Inc. ("Eastway") to provide business travel services for its officers and employees. Taughannock leases one plane from JT Aviation Corp. ("JTAC"), a company owned by Joseph J. Cayre, Chairman of the Board of Directors of the Company, and one plane from KCS Aviation Corp., a company owned by Kenneth Cayre, a Director of the Company. Eastway leases two planes from JTAC. Neither Taughannock nor Eastway is owned in whole or in part by any member of the Cayre family.

     Taughannock and Eastway provide air travel to the Company at an hourly rate and on an as needed and as available basis. During the years ended December 31, 1995 and 1996 the Company's aggregate air travel fees paid to Taughannock were approximately $357 and $219, respectively. The Company made no payments to Eastway during the year ended December 31, 1995. During the year ended December 31, 1996, the Company paid approximately $226 to Eastway. There were no payments to Eastway or Taughannock during the year ended December 31, 1994.

     The Company believes that the amounts charged by related parties materially approximate those amounts which would have been incurred from non-affiliates.

     On December 30, 1994, the Company extended a loan to Ronald Chaimowitz, President of the Company, in the principal amount of $209. Such loan bore interest at the rate of 4.5% per annum and has been repaid.

     On August 31, 1996, the Company extended a loan to Andrew Gregor, Chief Financial Officer of the Company, in the principal amount of $250. Such loan bears interest at the rate of 6.15% per annum and becomes due and payable on August 31, 1998.

     On August 31, 1996, the Company extended a loan to Chris Garske, a Senior Vice President of the Company, in the principal amount of $200. Such loan bears interest at a rate of 6.15% per annum and becomes due and payable on August 31, 1998.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company has extended loans to the former stockholders of FormGen and a former employee of the Company in the aggregate amount of $2,245. Such loans bear interest at rates ranging from 6% to 8.25% per annum and become due and payable on dates ranging from January 8, 1997 to December 1, 1997.

     The Company has entered into agreements with Upgrade Corporation of America (doing business as SOFTBANK Services Group) ("Upgrade") pursuant to which Upgrade (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a per service basis. The agreement relating to customer support service expired on December 17, 1996 and the agreement providing for the fulfillment service expires on August 2, 1997. Both agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. As of December 31, 1996, the Company has charged to operations approximately $164 in fees to Upgrade. Jordan
A. Levy, a Director of the Company, is the President and the Co-Chief Executive Officer of Upgrade.

     See Notes 10 and 13 for information concerning other related party transactions.

NOTE 13 - LEASES

     The Company leases its executive and administrative offices from a related party, and its distribution center, under leases that are accounted for as operating leases. These leases have expiration dates ranging from 2002 through 2020. Future minimum annual rental payments and receipts under the leases are as follows:

1997                                                                     $ 3,350
1998                                                                       3,773
1999                                                                       3,180
2000                                                                       2,211
2001                                                                       2,240
Thereafter                                                                13,129
                                                                         -------
                                                                         $27,883
                                                                         =======


     Total rent expense charged to operations for the years ended December 31, 1994, 1995 and 1996 amounted to approximately $444, $1,824 and $3,207, respectively. Of the total rent expense charged to operations, approximately $100, $751 and $1,037 was paid to the Company's related party during the years ended December 31, 1994, 1995 and 1996, respectively.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

     The Company had an outstanding standby letter of credit at December 31, 1995 and 1996 amounting to approximately $26,700 and $1,667, respectively. The letter of credit outstanding at December 31, 1995 was secured by certain assets of the Company.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 15 - ROYALTY ADVANCES

     The Company has committed to pay advance royalty payments under certain royalty agreements. These obligations are not guaranteed and are dependent, in part, on the delivery of the contracted services by the licensor. Future advance royalty payments due under these royalty agreements are as follows:

1997                                                                 $ 49,003
1998                                                                    6,287
1999                                                                      --
2000                                                                      --
2001                                                                    5,000
Thereafter                                                                --
                                                                      -------
                                                                      $60,290
                                                                      =======



NOTE 16 - CONCENTRATION OF CREDIT RISK

     The Company extends credit to various companies in the retail and mass merchandising industry for the purchase of its merchandise which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential losses are maintained.

     The Company had sales constituting 61%, 52% and 45% of net sales to a single customer in the years ended December 31, 1994, 1995 and 1996, respectively.

     Accounts receivable due from this significant customer aggregated 48% and 22% of accounts receivable at December 31, 1995 and 1996, respectively.

     The Company continually monitors its positions with, and the credit quality of, the financial institutions with which the Company conducts business. Cash and cash equivalents and short-term investments consist of cash on hand and investments in state and local government bonds.


NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                      YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                   1994        1995         1996
                                                  -------     -------      -------
Issuance of common stock in connection with
  the  acquisition of Slash Corporation           $  --       $20,000      $  --
Cash paid for income taxes                         1,416       19,169       9,783
Cash paid for interest                                31          669         685

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the year ended December 31, 1995 are as follows:

                                                  THREE MONTHS ENDED
                                    -----------------------------------------------
                                    MARCH 31     JUNE 30  SEPTEMBER 30  DECEMBER 31
                                    --------     -------  ------------  -----------
Net sales                           $ 34,894    $ 31,752    $ 63,755    $104,060
Operating income                       5,668       2,954       6,529      17,140
Net income                             6,931       1,682       3,757      10,234
Net income per share                                                    $   0.16
Weighted average shares
  outstanding                                                             62,786

     Summarized quarterly financial data for the year ended December 31, 1996 are as follows:

                                                  THREE MONTHS ENDED
                                    ----------------------------------------------
                                    MARCH 31     JUNE 30  SEPTEMBER 30  DECEMBER 31
                                    --------     -------  ------------  -----------
Net sales                           $ 70,757    $ 73,526    $ 86,192    $135,015
Operating income                       7,211       5,999      12,187      11,396
Net income                             4,392       3,502       8,730       8,515
Net income per share                $   0.07    $   0.05    $   0.13    $   0.13
Weighted average shares
  outstanding                         66,145      66,145      69,217      66,391


NOTE 19 - SUBSEQUENT EVENTS

     On January 21, 1997, the Company entered into a Revolving Credit Agreement (the "Agreement") with banks expiring on December 31, 1998. The Agreement provides for a maximum of $40,000 for borrowings and letters of credit. The borrowings under this agreement bear interest at either the banks reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate plus 1 1/4%. The Company pays a commitment fee of 1/4% based on the unused portion of the line. The Agreement requires maintenance of certain financial ratios and net income levels.

     On January 13, 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop Direct Limited, a leading European value software publisher, for approximately $400 in cash.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                 Additions
                                                Balance-         Charged to                             Balance-
                                              Beginning of       Costs and                               End of
Description                                      Year             Expenses          Deductions            Year
-----------                                   ----------         ----------         ----------         ----------
Allowance for doubtful accounts:
     Years ended:

      December 31, 1996                       $    1,844         $    2,225         $      --          $    4,069
                                              ==========         ==========         ==========         ==========

      December 31, 1995                       $      235         $    1,609         $      --          $    1,844
                                              ==========         ==========         ==========         ==========

      December 31, 1994                       $       30         $      205         $      --          $      235
                                              ==========         ==========         ==========         ==========

Reserve for obsolescence:
     Years ended:

      December 31, 1996                       $    7,066         $      --          $     (985)        $    6,081
                                              ==========         ==========         ==========         ==========

      December 31, 1995                       $    1,561         $    5,505        $       --          $    7,066
                                              ==========         ==========         ==========         ==========

      December 31, 1994                       $      315         $    1,246        $       --          $    1,561
                                              ==========         ==========         ==========         ==========

                                  EXHIBIT INDEX

                                                                                                 Page
Exhibit No.          Description                                                                 Number
-----------          -----------                                                                 ------
2.1             (1)  Agreement  and  Plan  of  Reorganization  by  and  among  the  Registrant,
                     GT Acquisition Sub, Inc.,  WizardWorks Group, Inc. and the Stockholders of
                     WizardWorks Group, Inc.  dated June 24, 1996.

2.2             (1)  Escrow  Agreement  by and  among the  Registrant,  Paul D.  Rinde,  as the
                     Stockholder Representative of WizardWorks Group, Inc., and
                     Republic National Bank of New York, as Escrow Agent, dated
                     June 24, 1996.

3.1             (2)  Amended and Restated Certificate of Incorporation.

3.2             (3)  Amended and Restated By-laws (as amended on October 31, 1996).

4.1             (4)  Specimen form of stock certificate for Common Stock.

10.1            (3)  The 1995 Stock Incentive Plan (as amended on October 31, 1996).

10.2            (4)  Services  Agreement between the Registrant and GoodTimes Home Video Corp., dated as of January 1, 1995.

10.3            (4)  4.5% Subordinated Secured Promissory Note, due February 28, 1996.

10.4            (4)  Employment Agreement between the Registrant and Ronald Chaimowitz.

10.5            (4)  Employment Agreement between the Registrant and Charles F.  Bond.

10.6            (4)  Non-Competition Agreement between the Registrant and Charles F.  Bond.

10.7            (4)  Employment Agreement between the Registrant and Harry M.  Rubin.

10.8            (4)  Employment Agreement between the Registrant and Harry Steck.

10.9            (4)  Employment Agreement between the Registrant and Chris Garske.

10.10           (4)  GTIS Master Option and License  Agreement  between the  Registrant and the
                     Williams  Entertainment Group, dated December 28,  1994, and the Amendment to such agreement, dated March 31, 1995.

10.11           (4)  GTIS Master Option and License  Agreement  (Home Video Games)  between the
                     Registrant and the Williams Entertainment Group, dated March 31, 1995.

10.12           (4)  Agreement   between  the  Registrant  and  SOFTBANK   Corporation,   dated
                     October 9, 1995.

10.13           (4)  Agreement  between the Registrant  and Roadshow PTY LTD, dated  October 3,
                     1995.

                                                                                                 Page
Exhibit No.          Description                                                                 Number
-----------          -----------                                                                 ------
10.14           (4)  Agreement  and Plan of  Reorganization  by and  between  Charles F.  Bond,
                     Slash Corporation and the Registrant, dated June 22, 1995.

10.15           (4)  Lease Agreements between the Registrant and 16 East 40th Associates.

10.16           (4)  Sub-lease  Agreement  between the  Registrant  and Michael  Stevens  Ltd., dated February 22, 1995.

10.17           (4)  Lease  Agreement  between  GT Interactive  Software  (Europe)  Limited and
                     Marylebone 248 Realty LLC, dated May 2, 1995.

10.18           (4)  Stockholders'  Agreement  by and among  Joseph J.  Cayre,  Kenneth  Cayre,
                     Stanley Cayre,  Jack J.  Cayre,  the Trusts listed on Schedule I  attached thereto and the Registrant.

10.19           (4)  Registration  Rights  Agreement  by and among  Joseph J.   Cayre,  Kenneth
                     Cayre,  Stanley  Cayre,  Jack J.  Cayre,  the Trusts  listed on Schedule I attached thereto and the Registrant.

10.20           (4)  Agreement by and between the Registrant and REPS.

10.21           (5)  Second Amendment to GTIS Master Option and License  Agreement  between the
                     Registrant and Williams Entertainment Group, dated March 27, 1996.

10.22           (5)  Amendment to GTIS Master Option and License  Agreement  (Home Video Games)
                     between the Registrant and Williams  Entertainment  Group, dated March 27,
                     1996.

10.23           (5)  Master  Option  and  License  Agreement  for  Atari PC Games  between  the
                     Registrant and WMS Industries Inc., dated March 27, 1996.

10.24           (5)  Master  Option and License  Agreement  for Atari Home Video Games  between the Registrant and WMS Industries Inc., dated March 27, 1996.

10.25           (5)  Employment Agreement between the Registrant and Andrew Gregor.

10.26           (3)  6.15% Promissory Note, due August 31, 1998, of Andrew Gregor.

10.27           (3)  6.15% Promissory Note, due August 31, 1998, of Chris Garske.

10.28           (6)  Lease  Agreement  between the  Registrant  and Plymouth  2200,  LLP, dated
                     September 6, 1996.

10.29                Agreement  of Lease,  dated as of December  12,  1996,  by and between the
                     Registrant and F.S. Realty Corp.

10.30                Amendment to  Stockholders  Agreement,  dated as of December 18, 1995,  by and among Joseph J. Cayre,  Kenneth Cayre,  Stanley Cayre,  Jack J. Cayre,
                     the trusts parties thereto and the Registrant.

10.31                Credit  Agreement,  dated  as of  January  21,  1997,  by  and  among  the
                     Registrant,  the banks parties  thereto and Republic  National Bank of New
                     York, as Agent.

                                                                                                 Page
Exhibit No.          Description                                                                 Number
-----------          -----------                                                                 ------
11.1                 Computation of Pro Forma Earnings Per Share.

11.2                 Computation of Earnings Per Share.

21.1                 The Registrant's Subsidiaries.

23.1                 Consent of Ernst & Young LLP

23.2                 Consent of Arthur Andersen LLP

27.1                 Financial Data Schedule for the year ended December 31, 1996.



-----------

(1) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Registrant's Current Report on Form 8-K filed on July 9, 1996.

(2) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Registrant's Registration Statement on Form S-1 filed October 18, 1996, and all amendments thereto (Registration No. 333-14441).

(4) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Registrant's Registration Statement on Form S-1 filed October 20, 1995, and all amendments thereto (Registration No. 33-98448).

(5) Incorporated herein by reference to an exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(6) Incorporated herein by reference to an exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.