Form 10-Q
period 1997-03-31
GT INTERACTIVE SOFTWARE CORP
filed 1997-05-15
CIK 1002607

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997        Commission File No. 0-27338

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

                           Yes   X          No
                                ---             ---

     As of May 1, 1997, there were 66,398,458 shares of the registrant's Common Stock outstanding.


                                 Page    of
                        Exhibit index begins on page

                          GT INTERACTIVE SOFTWARE CORP.
                       1997 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


                                                                                               Page
Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets as of December 31, 1996  and March 31, 1997                3

          Consolidated Statements of Income for the three months ended March 31, 1996 and
          1997                                                                                   4

          Consolidated Statements of Cash Flows for the three months ended March 31, 1996
          and 1997                                                                               5

          Notes to Consolidated Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                             8


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                      13

Signatures                                                                                      14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              December 31,    March 31,
                                                                 1996           1997
                                                              -----------     --------
                                                               (audited)     (unaudited)
                                                                    (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 71,867       $ 16,640
  Short-term investments                                           4,717            105
  Receivables, net                                                95,941        115,254
  Inventories, net                                                60,457         67,475
  Royalty advances                                                69,202         70,344
  Deferred income taxes                                           15,283         20,678
  Prepaid expenses and other current assets                        6,510          9,503
                                                                --------       --------
     Total current assets                                        323,977        299,999
Property and equipment, net                                       10,082         11,290
Goodwill, net                                                     21,003         21,924
Investments                                                        9,829          9,759
Other assets                                                       2,220          1,635
                                                                --------       --------
     Total assets                                               $367,111       $344,607
                                                                ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $107,842       $ 87,832
  Accrued liabilities                                             52,812         48,461
  Royalties payable                                               33,378         29,934
  Deferred income                                                  4,783          6,963
  Income taxes payable                                             9,575         13,658
  Current portion of long-term liabilities                         1,334             87
  Due to related party                                               601          1,028
                                                                --------       --------
     Total current liabilities                                   210,325        187,963
Other long-term liabilities                                        4,648          1,158
                                                                --------       --------
     Total liabilities                                           214,973        189,121
                                                                --------       --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par, 150,000,000 shares authorized,
     66,398,458 shares issued and outstanding                        664            664
  Cumulative translation adjustment                                  813           (223)
  Additional paid-in capital                                     118,220        118,221
  Retained earnings                                               32,441         36,824
                                                                --------       --------
     Total stockholders' equity                                  152,138        155,486
                                                                --------       --------

     Total liabilities and stockholders' equity                 $367,111       $344,607
                                                                ========       ========

 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)


                                                    For The Three Months
                                                       Ended March 31,
                                                   ----------------------
                                                      1996          1997
                                                    -------       -------
                                                  (in thousands, except per
                                                         share data)
Net sales                                           $70,757       $93,381
Cost of goods sold                                   41,071        57,883
Selling and distribution expenses                    15,132        17,265
General and administrative expenses                   7,070        10,391
Merger and other costs                                   --           185
Amortization of goodwill                                273           347
                                                    -------       -------
     Operating income                                 7,211         7,310
Interest and other income, net                        1,368           247
                                                    -------       -------
     Income before income taxes                       8,579         7,557
Provision for income taxes                            4,186         3,103
                                                    -------       -------
     Net income                                     $ 4,393       $ 4,454
                                                    =======       =======

Net income per share                                $  0.07       $  0.07

Weighted average number of shares outstanding        66,145        66,395

 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              -----------------------
                                                                               1996            1997
                                                                              -------        --------
                                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net income                                                                  $ 4,393        $  4,454
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                              648             955
       Deferred income taxes                                                   (3,021)         (5,395)
       Deferred income                                                          1,584          (1,672)
       Changes in operating assets and liabilities:
          Receivables, net                                                      9,392         (18,189)
          Inventories, net                                                      2,153          (6,528)
          Royalty advances                                                     (5,429)         (1,142)
          Due to related party, net                                            (1,359)            428
          Prepaid expenses and other current assets                            (1,442)         (2,798)
          Accounts payable                                                    (13,909)        (21,696)
          Accrued liabilities                                                   3,955          (4,351)
          Royalties payable                                                      (626)         (3,444)
          Income taxes payable                                                  5,715           4,051
          Other                                                                (1,054)            (92)
                                                                              -------        --------
             Net cash provided by (used in) operating activities                1,000         (55,419)
                                                                              -------        --------

INVESTING ACTIVITIES:
  Purchase of One Stop                                                             --            (846)
  Purchase of property and equipment                                           (1,381)         (1,659)
  Purchases of investments                                                         --              70
  Purchases (sales) of short-term investments, net                               (140)          4,612
                                                                              -------        --------
             Net cash provided by (used in) investing activities               (1,521)          2,177
                                                                              -------        --------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                          --               1
  Long-term liabilities                                                          (240)           (950)
                                                                              -------        --------
             Net cash used in financing activities                               (240)           (949)
                                                                              -------        --------

Effect of exchange rates on cash and cash equivalents                             (88)         (1,036)
Net decrease in cash and cash equivalents                                        (849)        (55,227)
Cash and cash equivalents - beginning of year                                  84,069          71,867
                                                                              -------        --------
Cash and cash equivalents - end of period                                     $83,220        $ 16,640
                                                                              =======        ========

 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE -1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying interim consolidated financial statements of GT Interactive Software Corp. and Subsidiaries (the "Company") are unaudited but in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         WizardWorks, FormGen and Humongous (collectively the "Acquired Companies") have been accounted for as pooling of interests and accordingly are included in the Company's Consolidated Financial Statements as if the acquisitions had occurred as of the beginning of the periods presented.

         In November 1996, the Company acquired the business of Warner Interactive Europe for approximately $6.3 million in cash, including acquisition costs. Warner's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

         On January 13, 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop Direct Limited, a leading European value software publisher, for approximately $.8 million in cash. One Stop's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 3 - INVENTORIES, NET

         Inventories consist of the following:

                      December 31,      March 31,
                         1996             1997
                      ------------      ---------
                            (in thousands)
Finished goods          $58,464          $64,571
Raw materials             1,993            2,904
                        -------          -------
                        $60,457          $67,475
                        =======          =======


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         On January 21, 1997, the Company entered into a Revolving Credit Agreement (the "Credit Agreement") with banks expiring on December 31, 1998. The Credit Agreement provides for a maximum of $40,000,000 to be used for borrowings and letters of credit. The borrowings under this agreement bear interest at either the banks reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate plus 1 1/4%. The Company pays a commitment fee of 1/4% based on the unused portion of the line. The Credit Agreement requires maintenance of certain financial ratios and net income levels.

         The Company had outstanding letters of credit at March 31, 1997 amounting to approximately $2,505,000.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                    For the Three Months
                                       Ended March 31,
                                    --------------------
                                     1996          1997
                                    ------        ------
                                       (in thousands)
Cash paid for income taxes          $2,239        $4,192
Cash paid for interest                  40            36

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, world-wide business and industry conditions, adoption of new hardware systems, product delays, software development requirements and their impact on product launches, company customer relations and other risks and factors detailed, from time to time, in the Company's SEC filings including, but not limited to, the factors described on pages 10-15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

         On January 13, 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop Direct Limited ("One Stop"), a leading European value software distributor and publisher, for approximately $.8 million in cash. One Stop's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                          FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          --------------------------
                                                                            1996              1997
                                                                            -----             ----
Net sales                                                                   100.0%            100.0%
Cost of goods sold                                                           58.0              62.0
Selling and distribution expenses                                            21.4              18.5
General and administrative expenses                                          10.0              11.1
Merger and other costs                                                         --               0.2
Amortization of goodwill                                                      0.4               0.4
                                                                            -----             -----
Operating income                                                             10.2               7.8
Interest  and other income, net                                               1.9                .3
                                                                            -----             -----
Income before income taxes                                                   12.1               8.1
Provision for income taxes                                                    5.9               3.3
                                                                            -----             -----
Net income                                                                    6.2%              4.8%
                                                                            =====             =====

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net sales for the three months ended March 31, 1997 ("1997") increased approximately $22.6 million or 32% as compared to the three months ended March 31, 1996 ("1996"). This growth in net sales was primarily attributable to an increase in sales from its existing mass merchant shelf space and an increase in the number of mass merchant stores supplied and serviced by the Company. Additionally, the introduction of newly published titles such as Doom and Hexen for the Sega Saturn and Tigershark for the Sony PlayStation, continuing strong sales of Duke Nukem 3D, Quake, Doom and Doom-related products and increased royalty income contributed to the growth in net sales.

         Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for 1997 increased approximately $16.8 million or 41% as compared to 1996. Cost of goods sold as a percentage of net sales increased to 62.0% in 1997 compared to 58.0% in 1996. This increase was primarily due to a change in product mix toward third party products, which increased to approximately 54% of net sales in 1997 compared to approximately 44% in 1996.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $2.1 million or 14% during 1997 compared to 1996. This change is primarily due to an increase in the variable costs associated with the sales growth. Selling and distribution expenses as a percentage of net sales decreased to 18.5% for 1997 compared to 21.4% for 1996 due to the Company realizing greater economies of scale.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for 1997 increased approximately $3.3 million or 47% as compared to 1996. The increase was due primarily to additional personnel required to support the expansion of the Company's publishing operations. General and administrative expenses as a percentage of net sales increased to 11.1% from 10.0%.

         Merger costs consist of legal, accounting and other professional fees incurred by the Company to complete the acquisitions of Warner Interactive and One Stop and for fees associated with registering the stock associated with the Acquired Companies.

         Operating income for 1997 increased from approximately $7.2 million to approximately $7.3 million, while operating margins decreased from 10.2% to 7.8%. Excluding merger costs, operating income and operating margins would have been approximately $7.5 million and 8.0% for 1997.

         Interest and other income, net decreased approximately $1.1 million for 1997 as compared to 1996. This is primarily attributable to a decrease in short-term investments and cash balances.

         Net income increased from $4.4 million in 1996 to $4.5 million in 1997, while net income as a percentage of net sales decreased from 6.2% to 4.8%. Excluding merger costs, net income and net income as a percentage of net sales would have been $4.6 million and 5.0% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Resources used to finance significant expenditures for the three months ended March 31, 1997 and 1996 are reflected in the following table:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     1996         1997
                                                     -----       ------
                                                        (in millions)
Resources used:
  Payables and accrued liabilities                   $(4.9)      $(25.4)
  Receivables, net                                      --        (18.2)
  Inventories, net                                      --         (6.5)
  Purchase of One Stop                                  --          (.8)
  Purchase of property and equipment                  (1.4)        (1.7)
  Royalty advances                                    (5.4)        (1.1)
  Other, net                                          (5.1)        (6.0)
                                                     -----       ------
                                                     (16.8)       (59.7)
                                                     -----       ------
Financed by:
  Net income                                           4.4          4.5
  Receivables, net                                     9.4           --
  Inventories, net                                     2.1           --
                                                     -----       ------
                                                      15.9          4.5
                                                     -----       ------
    Cash and cash equivalents balance decrease       $ (.9)      $(55.2)
                                                     =====       ======


         As of March 31, 1997, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of approximately $16.7 million. Cash and cash equivalents decreased for the three months ended March 31, 1997 by approximately $55.2 million. The primary source of cash during 1997 was net income of $4.5 million. These internally generated funds were used to fund payables and accrued liabilities (which includes accounts payable, royalties payable, income taxes payable and accrued liabilities) of $25.4 million, receivables of $18.2 million and inventory of $6.5 million. The decrease in payables is primarily attributable to the payment for inventory sold during the fourth quarter of 1996, which was partially offset by normal replenishment and purchases for the current quarter sales. Inventory and receivables balances increased, reflecting higher sales at the end of the quarter and their replenishment. Additionally, inventory increased due to normally higher seasonal returns. Royalty advances of $70.3 million as of March 31, 1997 represent advances to approximately 135 entities for various products expected to be delivered throughout the next several years. Such advances are amortized to cost of goods sold on a per unit basis as licensed products are sold in accordance with the individual agreements. Working capital at March 31, 1997 was $112.0 million compared to $113.7 at December 31, 1996.

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

         As of March 31, 1997, the Company had outstanding letters of credit amounting to approximately $2.5 million.

         The Company expects continued volatility in the use of cash due to varying seasonable, receivable payment cycles and quarterly working capital needs to finance its growing publishing and distribution business.

         The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations and cash available through the Credit Agreement, will be sufficient to fund the Company's anticipated operations for the next twelve months.

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

3.2 Amended and Restated By-laws (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on October 18, 1996, and all amendments thereto (Registration No. 33-14441)).

10.1 Credit Agreement, dated as of January 21, 1997, by and among the Registrant, the banks parties thereto and Republic National Bank of New York, as Agent (incorporated herein by reference to Exhibit number 10.31 filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1996).

27.1             Financial Data Schedule.

------------


(b)   Reports on Form 8-K

         A report on Form 8-K, dated February 10, 1997, was filed with the Securities and Exchange Commission (the "Commission") on February 11, 1997 announcing the results of operations for the quarter and the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   GT INTERACTIVE SOFTWARE CORP.





                                   By:   /s/  RONALD CHAIMOWITZ
                                         ----------------------------------
                                         Ronald Chaimowitz
                                         Chief Executive Officer and
                                         Director
                                         Date:  May 15, 1997

                                   By:   /s/  ANDREW GREGOR
                                         ----------------------------------
                                         Andrew Gregor
                                         Chief Financial Officer and Senior
                                         Vice President, Finance and
                                         Administration
                                         Date:  May 15, 1997

                                    Exhibits

Exhibit No.      Description                                           Page

3.1              Amended and Restated Certificate of
                 Incorporation (incorporated herein by
                 reference to the exhibit with the
                 corresponding number filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3.2 Amended and Restated By-laws (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on October 18, 1996, and all amendments thereto (Registration No. 33-14441)).

10.1 Credit Agreement, dated as of January 21, 1997, by and among the Registrant, the banks parties thereto and Republic National Bank of New York, as Agent (incorporated herein by reference to Exhibit number 10.31 filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

27.1             Financial Data Schedule.


------------