Form 10-Q
period 1997-06-30
GT INTERACTIVE SOFTWARE CORP
filed 1997-08-14
CIK 1002607

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


For the quarterly period ended June 30, 1997         Commission File No. 0-27338


                          GT INTERACTIVE SOFTWARE CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                             13-3689915
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                             identification no.)

16 East 40th Street, New York                                     10016
    (Address of principal                                       (Zip code)
      executive offices)

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

                              Yes |X|    No |_|

      As of August 1, 1997, there were 67,005,218 shares of the registrant's Common Stock outstanding.

                       Exhibit index begins on page 16

                          GT INTERACTIVE SOFTWARE CORP.
                       1997 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I - Financial Information

                                                                         Page
Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets as of December 31, 1996             3
          (audited) and June 30, 1997

          Consolidated Statements of Income for the three months
          and the six months ended June 30, 1996 and 1997                 4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1996 and 1997                             5

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8


Part II - Other Information

Item 2.   Changes in Securities                                           13

Item 4.   Submission of Matters to a Vote of Security Holders             13

Item 6.   Exhibits and Reports on Form 8-K                                14

Signatures                                                                15

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,  June 30,
                                                             1996        1997
                                                         ----------- -----------
                                                          (audited)  (unaudited)
                                                              (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 71,867    $  4,041
  Short-term investments                                       4,717         105
  Receivables, net                                            95,941     131,072
  Inventories, net                                            60,457      62,334
  Royalty advances                                            69,202      83,591
  Deferred income taxes                                       15,283      16,325
  Prepaid expenses and other current assets                    6,510      10,045
                                                            --------    --------
     Total current assets                                    323,977     307,513
Property and equipment, net                                   10,082      16,680
Goodwill, net                                                 21,003      21,209
Investments                                                    9,829       9,867
Other assets                                                   2,220       1,494
                                                            --------    --------
     Total assets                                           $367,111    $356,763
                                                            ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $107,842    $ 83,116
  Accrued liabilities                                         52,812      41,391
  Royalties payable                                           33,378      29,320
  Deferred income                                              4,783       5,148
  Income taxes payable                                         9,575       9,319
  Current portion of long-term liabilities                     1,334          80
  Due to related party                                           601         909
                                                            --------    --------
     Total current liabilities                               210,325     169,283
Long-term debt                                                     -      23,200
Other long-term liabilities                                    4,648       1,972
                                                            --------    --------
     Total liabilities                                       214,973     194,455
                                                            --------    --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par, 150,000,000 shares
     authorized, 67,005,218 shares issued and
     outstanding                                                 664         670
  Additional paid-in capital                                 119,033     120,470
  Retained earnings                                           32,441      41,168
                                                            --------    --------
     Total stockholders' equity                              152,138     162,308
                                                            --------    --------

     Total liabilities and stockholders' equity             $367,111    $356,763
                                                            ========    ========

 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     For the Three Months   For The Six Months
                                         Ended June 30,       Ended June 30,
                                     --------------------   --------------------
                                        1996      1997        1996        1997
                                     ---------  ---------   --------    --------
                                         (in thousands, except per share data)
Net sales                              $73,526  $ 102,737   $144,283  $ 196,118
Cost of goods sold                      41,477     60,163     82,548    118,046
Selling and distribution expenses       18,162     21,764     33,294     39,028
General and administrative
expenses                                 7,615     11,991     14,685     22,567
Amortization of goodwill                   273        283        546        631
                                       -------  ---------   --------  ---------
     Operating income                    5,999      8,536     13,210     15,846
Interest and other income, net             884       (625)     2,252       (378)
                                       -------  ---------   --------  ---------
     Income before income taxes          6,883      7,911     15,462     15,468
Provision for income taxes               3,381      3,442      7,567      6,545
                                       -------  ---------   --------  ---------
     Net income                        $ 3,502  $   4,469   $  7,895  $   8,923
                                       =======  =========   ========  =========

Net income per share                   $  0.05  $    0.07   $   0.12  $    0.13

Weighted average shares
outstanding                             66,145     66,779     66,145     66,587

 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For the Six Months
                                                               Ended June 30,
                                                             -------------------
                                                               1996       1997
                                                             --------  ---------
                                                                (in thousands)
OPERATING ACTIVITIES:
  Net income                                                $  7,895   $  8,923
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                           1,341      2,134
       Deferred income taxes                                  (1,451)    (1,042)
       Deferred income                                           115     (2,898)
       Changes in operating assets and liabilities:
          Receivables, net                                    20,934    (34,008)
          Inventories, net                                     3,886     (1,387)
          Royalty advances                                   (19,300)   (14,389)
          Due to related party, net                             (796)       309
          Prepaid expenses and other current assets           (2,295)    (3,337)
          Accounts payable                                   (21,965)   (26,401)
          Accrued liabilities                                 (8,752)   (11,423)
          Royalties payable                                    2,079     (4,058)
          Income taxes payable                                  (306)      (288)
          Other                                                 (364)       353
                                                            --------   --------
             Net cash used in operating activities           (18,979)   (87,512)
                                                            --------   --------

INVESTING ACTIVITIES:
  Purchase of One Stop                                            --       (846)
  Purchase of property and equipment                          (2,551)    (7,944)
  Purchases of investments                                    (2,794)       (38)
  Sales (purchases) of short-term investments, net              (142)     4,613
  Proceeds from disposal of property and equipment                32         --
                                                            --------   --------
             Net cash used in investing activities            (5,455)    (4,215)
                                                            --------   --------

FINANCING ACTIVITIES:
  Proceeds from exercise of warrants and stock options            --      2,109
  Long-term debt                                                  --     23,200
  Long-term liabilities                                          724       (731)
                                                            --------   --------
             Net cash provided by financing activities           724     24,578
                                                            --------   --------

Effect of exchange rates on cash and cash equivalents             --       (677)
Net decrease in cash and cash equivalents                    (23,710)   (67,149)
Cash and cash equivalents - beginning of year                 84,069     71,867
                                                            --------   --------
Cash and cash equivalents - end of period                   $ 60,359   $  4,041
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

NOTE 2 - Acquisitions

      In June 1996, the Company acquired all of the outstanding common stock of WizardWorks Group, Inc. ("WizardWorks"), a developer and publisher of consumer software, in exchange for 2.4 million shares of the Company's common stock, par value $.01 per share ("Common Stock").

      In June 1996, the Company acquired all of the outstanding common stock of Candel Inc., the parent company of FormGen Corp. ("FormGen"), a publisher of multimedia consumer software, in exchange for 1.0 million shares of the Company's Common Stock.

      In July 1996, the Company acquired all of the outstanding common stock of Humongous Entertainment, Inc. ("Humongous"), a premier developer and publisher of quality children's software, in exchange for 3.5 million shares of the Company's Common Stock.

      WizardWorks, FormGen and Humongous (collectively the "Acquired Companies") have been accounted for as pooling of interests and accordingly are included in the Company's Consolidated Financial Statements as if the acquisitions had occurred as of the beginning of the periods presented.

      In November 1996, the Company acquired the business of Warner Interactive Europe ("Warner")for $6.3 million in cash, including acquisition costs. Warner's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

      In January 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop Direct Limited ("One Stop"), a leading European value software publisher, for $.8 million in cash. One Stop's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 3 - Inventories, net

      Inventories consist of the following:

                                                   December 31,   June 30,
                                                      1996          1997
                                                   -----------  ----------
                                                       (in thousands)

Finished goods                                      $ 58,464      $58,342
Raw materials                                          1,993        3,992
                                                    --------      -------
                                                    $ 60,457      $62,334
                                                    ========      =======

NOTE 4 - Commitments and Contingencies

      On January 21, 1997, the Company entered into a Revolving Credit Agreement (the "Credit Agreement") with banks expiring on December 31, 1998. The Credit Agreement was amended on June 30, 1997 to increase the facility from $40 million to a maximum of $65 million to be used for borrowings and letters of credit. Borrowing is limited to fifty percent of adjusted, as defined, consolidated accounts receivable, and is secured by these receivables. The borrowings under this agreement bear interest at either the banks' reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate plus 1 1/4%. The Company pays a commitment fee of 1/4% based on the unused portion of the line. The Credit Agreement requires maintenance of certain financial ratios and net income levels.

      At June 30, 1997, the Company had outstanding long-term debt of $23.2 million, representing borrowings under the Credit Agreement, and letters of credit amounting to $6.9 million.

NOTE 5 - Supplemental Cash Flow Information

                                                     For the Six Months
                                                       Ended June 30,
                                                   -----------------------
                                                      1996        1997
                                                   -----------  ----------
                                                       (in thousands)

Cash paid for income taxes                           $ 9,073      $ 8,118
Cash paid for interest                                   119          352

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

      An important element of the Company's financial performance is its product mix, which has varied over time as the Company has built its business. The Company's product mix has been composed of two broad product categories: published software and third party software. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net sales attributable to each category. In addition, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. To the extent that mass merchants require greater proportions of third party software products, some of which may yield lower margins, the Company's operating results may be impacted accordingly.

      The world-wide consumer software industry has undergone a number of profound changes with the introduction of new hardware platforms. The "next generation" of game systems are based on 32- and 64-bit microprocessors that incorporate dedicated graphics chipsets. The Company began shipping Doom for the Sony PlayStation ("PlayStation") internationally in the first quarter of 1996. Domestically, shipments of Doom and Hexen for the Sega Saturn, and Tigershark for the PlayStation began shipping in the first quarter of 1997. Shipments of Hexen for the Nintendo 64 System ("N64") and PlayStation began shipping in the current quarter. As evidenced by the strong initial sales of these platforms, the Company believes that significant growth opportunities exist in both domestic and international markets and across a variety of next generation hardware platforms, including PlayStation, Sega Saturn, and N64, for which the Company is creating software products.

      In June 1996, the Company acquired all of the outstanding stock of WizardWorks, a leading developer and publisher of value-priced interactive entertainment, edutainment and productivity software, in exchange for 2.4 million newly issued shares of the Company's common stock, par value $.01 per share ("Common Stock"). WizardWorks develops, publishes and distributes consumer software for Windows, DOS and Macintosh formats.

      In June 1996, the Company acquired all of the outstanding stock of Candel Inc., the parent company of FormGen, a leading publisher of interactive PC shareware and software in exchange for 1.0 million newly issued shares of the Company's Common Stock.

      In July 1996, the Company acquired all of the outstanding common stock of Humongous, a premier developer and publisher of quality children's software, in exchange for 3.5 million newly issued shares of the Company's Common Stock.

      WizardWorks, FormGen and Humongous (collectively the "Acquired Companies"), have each been accounted for as a pooling of interests. Accordingly, the Company's historical Financial Statements have been restated to include the results of the Acquired Companies.

      In November 1996, the Company acquired the business of Warner Interactive Europe for $6.3 million in cash, including acquisition costs. Warner's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

      In January 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop, a leading European value software distributor and publisher, for $.8 million in cash. One Stop's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

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

Results of Operations

      The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                     For the Three       For the Six
                                        Months              Months
                                    Ended June 30,      Ended June 30,
                                    ----------------   -----------------
                                     1996     1997      1996     1997
                                    -------   ------   -------   ------

Net sales                            100.0 %  100.0 %   100.0 %  100.0 %
Cost of goods sold                    56.4     58.6      57.2     60.2
Selling and distribution expenses     24.7     21.2      23.1     19.9
General and administrative
expenses                              10.3     11.6      10.1     11.5
Amortization of goodwill               0.4      0.3       0.4      0.3
                                    -------   ------   -------   ------
     Operating income                  8.2      8.3       9.2      8.1
Interest  and other income, net        1.2     (0.5)      1.5     (0.3)
                                    -------   ------   -------   ------
     Income before income taxes        9.4      7.8      10.7      7.8
Provision for income taxes             4.6      3.4       5.2      3.3
                                    -------   ------   -------   ------
     Net income                        4.8 %    4.4 %     5.5 %    4.5 %
                                    =======   ======   =======   ======

      Net sales for the three months and six months ended June 30, 1997 increased approximately $29.2 million, or 40%, and $51.8 million, or 36%, respectively, as compared to the three and six months ended June 30, 1996. This growth in net sales for the three and six months ended June 30, 1997 was primarily attributable to the release of Hexen for N64 and the PlayStation, Mortal Kombat Trilogy for N64, the introduction of Blood, a newly published title, the continuing strong sales of Duke Nukem 3D and Quake and an increase in royalty income. In addition, an increase in sales from its existing mass merchant shelf space and an increase in the number of mass merchant stores supplied and serviced by the Company contributed to the sales growth. Additionally, during the six months ended June 30, 1997, the Company released Doom and Hexen for Sega Saturn and Tigershark for PlayStation.

      Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for the three and six months ended June 30, 1997 increased approximately $18.7 million, or 45%, and $35.5 million, or 43%, respectively, as compared to the three and six months ended June 30, 1996. Cost of goods sold as a percentage of net sales for the three and six months increased to 58.6% and 60.2%, respectively, compared to 56.4% and 57.2% during the three and six months ended June 30, 1997. The increases were primarily due to the increase in sales of lower margin N64 titles and the decline in the average wholesale price of the Company's value priced products. The increase for the three months ended June 30, 1997, was partially offset by a shift in the Company's overall sales mix toward its published and value priced products which increased to approximately 63% of net revenue compared to approximately 52% during the prior period.

      Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $3.6 million, or 19.8%, and $5.7 million, or 17.2%, during the three and six months ended June 30, 1997, respectively, compared to the comparable periods of the prior year. The increase is attributable to the overall increase in sales volume. Selling and distribution expenses as a percentage of net sales for the three and six months ended June 30, 1997 decreased to 21.2% and 19.9%, respectively, compared to 24.7% and 23.1% during the three and six months ended June 30, 1996, respectively, due to the Company realizing greater economies of scale.

      General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three and six months ended June 30, 1997 increased approximately $4.3 million, or 57.5%, and $7.9 million, or 53.7%, respectively, as compared to the three and six months ended June 30, 1996. The increase was due primarily to additional personnel required to support the expansion of the Company's research and development and publishing operations. General and administrative expenses as a percentage of net sales for the three and six months ended June 30, 1997 increased to 11.6% and 11.5%, respectively, from 10.3% and 10.1% for the three and six months ended June 30, 1996, respectively.

      Interest and other income, net decreased approximately $1.5 million and $2.6 million for the three and six months ended June 30, 1997, respectively, as compared to the comparable periods of the prior year. This is primarily attributable to the decrease in short-term investments and cash balances and the interest costs associated with borrowings under the Revolving Credit Agreement (the "Credit Agreement").

Liquidity and Capital Resources

      Resources used to finance significant expenditures for the six months ended June 30, 1997 and 1996 are reflected in the following table:

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1996       1997
                                                        ------     ------
                                                          (in millions)
Resources used:
   Payables and accrued liabilities                     $(28.9)    $(42.2)
   Receivables, net                                       20.9      (34.0)
   Inventories, net                                        3.9       (1.4)
   Purchase of One Stop                                     --       (0.8)
   Purchase of property and equipment                     (2.6)      (7.9)
   Royalty advances                                      (19.3)     (14.4)
   Other, net                                             (5.5)      (3.1)
                                                        ------     ------
                                                         (31.5)    (103.8)
                                                        ------     ------

Financed by:
  Net income                                               7.9        8.9
  Long-term debt                                            --       23.2
  Sales (purchases) of short-term investments, net        (0.1)       4.6
                                                        ------     ------
                                                           7.8       36.7
                                                        ------     ------
    Cash and cash equivalents balance decrease          $(23.7)    $(67.1)
                                                        ======     ======

      As of June 30, 1997, the Company's working capital increased to $138.2 million compared to $113.7 million at December 31, 1996. Cash and cash equivalents decreased for the six months ended June 30, 1997 by approximately $67.1 million. The primary sources of cash during the six months ended June 30, 1997 were bank borrowings of $23.2 million under the Credit Agreement and net income of $8.9 million. These externally and internally generated funds were primarily used to fund payables and accrued liabilities (which includes accounts payable, royalties payable, income taxes payable and accrued liabilities) of $42.2 million, receivables of $34.0 million, property and equipment of $7.9 million and royalty advances of $14.4 million. The decrease in payables is primarily attributable to payment of the seasonally high balance of December 31, 1996, the shift in sales toward published titles versus third party products, which on average have higher costs than published products and that Nintendo, Sega and Sony products require cash payments on most purchases. The Company utilizes its Credit Agreement to fund these purchases when required. The receivable balance increase reflected higher sales at the end of the quarter. The increase in property and equipment is primarily due to the investment in computer hardware and software to support the Company's growth. Royalty advances of $83.6 million as of June 30, 1997 represent advances to approximately 110 entities for various products expected to be delivered throughout the next several years. Such advances are amortized to cost of goods sold on a per unit basis as licensed products are sold in accordance with the individual agreements.

      On January 21, 1997, the Company entered into the Credit Agreement with banks expiring on December 31, 1998. The Credit Agreement was amended on June 30, 1997 to increase the facility from $40 million to a maximum of $65 million to be used for borrowings and letters of credit. At June 30, 1997, the Company had outstanding, under the Credit Agreement, long-term debt and letters of credit issued of approximately $23.2 million and $6.9 million, respectively.

      General Atlantic Partners II, L.P., an affiliate of various General Atlantic Partners entities which are stockholders of the Company, exercised its warrants to purchase an aggregate of 504,000 shares of Common Stock on May 2, 1997 for approximately $2.1 million in cash.

      The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its growing publishing and distribution business.

      The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations and cash available through the Credit Agreement, will be sufficient to fund the Company's anticipated operations for the next twelve months.

      On June 18, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), pursuant to which the Company agreed to acquire all the capital stock of SingleTrac for an aggregate purchase price of $16 million. The Agreement allows for up to approximately $5 million of the purchase price to be in cash and the balance in Common Stock of the Company. The Company anticipates that the acquisition will be completed in the fourth quarter, at which time it is expected that the Company will take a one time charge of $10 to $12 million for the write off of purchased in process research and development costs. Additionally, pursuant to the Agreement the Company has structured a one time retention oriented bonus pool of up to approximately $10 million in cash and Common Stock of the Company, which will be distributed to SingleTrac employees based on the achievement of certain performance goals of SingleTrac over the succeeding two years.

Part II - Other Information

Item 2.  Changes in Securities

         There were no sales of unregistered securities by the Company during the quarter ended June 30, 1997, except the issuance of an aggregate of 504,000 shares of Common Stock to General Atlantic Partners II, L.P., upon the exercise on May 2, 1997 of certain of its warrants at an aggregate exercise price of $2,101,680. Such issuance was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Company held its Annual Meeting of Stockholders on June 10, 1997.

(b)      The directors elected at the meeting were:



                                   For          Withheld        Non-Votes
                                   ---          --------        ---------

          Jack J. Cayre         57,671,071       202,063          9,000

          Steven A. Denning     57,675,921       197,213          9,000

          Alvin N. Teller       57,675,921       197,213          9,000

         Other directors whose terms of office continued after the meeting are as follows: Joseph J. Cayre, Stanley Cayre, Kenneth Cayre, Ron Chaimowitz, William E. Ford and Jordan A. Levy.


(c) Other matters voted upon at the meeting and the results of those votes are as follows:



                                                    For        Against     Abstain     Non-Votes
                                                    ---        -------     -------     ---------

Approval of the Company's 1997 Stock            49,300,240    1,525,339    135,298     6,921,257
Incentive Plan

Ratification of Arthur Andersen LLP as the      57,740,016      129,108     13,010         0
Company's independent auditors

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

3.2 Amended and Restated By-laws (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on October 18, 1996, and all amendments thereto (Registration No. 333-14441)).

10.1 Amendment, dated as of June 30, 1997, to the Credit Agreement, dated as of January 21, 1997, by and among the Company, the banks parties thereto and Republic National Bank of New York, as Agent.

10.2                  Employment Agreement between the Company and David
                      Chemerow.

10.3                  The 1997 Stock Incentive Plan.

27.1                  Financial Data Schedule.

(b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GT INTERACTIVE SOFTWARE CORP.





                             By:      /s/  RONALD CHAIMOWITZ
                                      ------------------------------------
                                      Ronald Chaimowitz
                                      Chief Executive Officer, President
                                      and Director
                                      Date: August 14, 1997


                             By:      /s/ ANDREW GREGOR
                                      ------------------------------------
                                      Andrew Gregor
                                      Chief Financial Officer and Senior
                                      Vice President, Finance and
                                      Administration
                                      Date: August 14, 1997

                                EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------

3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1995).

3.2 Amended and Restated By-laws (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on October 18, 1996, and all amendments thereto (Registration No. 333-14441)).

10.1 Amendment, date as of June 30, 1997, to the Credit Agreement, dated as of January 21, 1997, by and among the Company, the banks parties thereto and Republic National Bank of New York, as Agent.

10.2                  Employment Agreement between the Company and David
                      Chemerow.

10.3                  The 1997 Stock Incentive Plan.

27.1                  Financial Data Schedule.