Form 10-Q
period 1997-09-30
GT INTERACTIVE SOFTWARE CORP
filed 1997-11-14
CIK 1002607

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

For the quarterly period ended September 30, 1997    Commission File No. 0-27338

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

                   Yes |X|                         No |_|

        As of November 1, 1997, there were 67,829,641 shares of the registrant's Common Stock outstanding.

                          GT INTERACTIVE SOFTWARE CORP.
                       1997 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I - Financial Information

                                                                            Page
Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets as of December 31, 1996
        (audited) and September 30, 1997                                     3

        Consolidated Statements of Operations for the three months and
        the nine months ended September 30, 1996 and 1997                    4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1996 and 1997                                    5

        Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            9

Part II - Other Information

Item 1. Legal Proceedings                                                   14

Item 2. Changes in Securities                                               14

Item 6. Exhibits and Reports on Form 8-K                                    15

Signatures                                                                  16

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,  September 30,
                                                             1996         1997
                                                         ------------  -------------
                                                           (audited)    (unaudited)
                                                                (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                $ 71,867     $  8,070
  Short-term investments                                      4,717          105
  Receivables, net                                           95,941      141,099
  Inventories, net                                           60,457       83,047
  Royalty advances                                           69,202       87,542
  Deferred income taxes                                      15,283        9,452
  Prepaid expenses and other current assets                   6,510       10,796
                                                           --------     --------
     Total current assets                                   323,977      340,111
Property and equipment, net                                  10,082       19,252
Goodwill, net                                                21,003       20,286
Investments                                                   9,829        9,992
Other assets                                                  2,220        1,176
                                                           --------     --------
     Total assets                                          $367,111     $390,817
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $107,842     $ 92,604
  Accrued liabilities                                        52,812       44,854
  Royalties payable                                          33,378       33,071
  Deferred income                                             4,783          596
  Current portion of long-term liabilities                    1,334            8
  Due to related party                                          601        1,143
  Income taxes payable                                        9,575        5,362
                                                           --------     --------
     Total current liabilities                              210,325      177,638
Long-term debt                                                   --       40,400
Other long-term liabilities                                   4,648        1,606
                                                           --------     --------
     Total liabilities                                      214,973      219,644
                                                           --------     --------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par, 150,000,000 shares authorized,
  67,097,347 shares issued and outstanding                      664          671
  Additional paid-in capital                                119,033      120,800
  Retained earnings                                          32,441       49,702
                                                           --------     --------
     Total stockholders' equity                             152,138      171,173
                                                           --------     --------

     Total liabilities and stockholders' equity            $367,111     $390,817
                                                           ========     ========


 The accompanying footnotes are an integral part of these financial statements.
                                     Page 3

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For The Three Months           For The Nine Months
                                               Ended September 30,           Ended September 30,
                                              ---------------------       ------------------------
                                                1996          1997           1996          1997
                                              -------      ---------       --------      ---------
                                                             (in thousands, except per share data)
Net sales                                     $86,192      $ 120,990       $230,475      $ 317,108
Cost of goods sold                             47,684         65,767        130,232        183,813
Selling and distribution expenses              17,709         26,671         50,757         65,699
General and administrative expenses             8,223         13,619         22,918         35,679
Amortization of goodwill                          273            283            819            913
                                              -------      ---------       --------      ---------
     Operating income                          12,303         14,650         25,749         31,004
Interest and other income (expense), net          575           (612)         2,827           (990)
                                              -------      ---------       --------      ---------
     Income before income taxes                12,878         14,038         28,576         30,014
Provision for income taxes                      4,148          5,512         11,951         12,565
                                              -------      ---------       --------      ---------
     Net income                               $ 8,730      $   8,526       $ 16,625      $  17,449
                                              =======      =========       ========      =========

Net income per share                          $  0.13      $    0.13       $   0.24      $    0.26

Weighted average shares outstanding            69,217         67,032         68,903         66,600
                                              =======      =========       ========      =========


 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                      -----------------------
                                                                         1996         1997
                                                                      ---------      --------
                                                                           (in thousands)
OPERATING ACTIVITIES:
  Net income                                                          $ 16,625       $ 17,449
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                     2,089          3,459
       Deferred income taxes                                               471          5,831
       Deferred income                                                  (1,119)        (8,092)
       Changes in operating assets and liabilities:
          Receivables, net                                             (10,784)       (44,034)
          Inventories, net                                             (13,912)       (22,101)
          Royalty advances                                             (27,780)       (18,340)
          Due to related party, net                                       (710)           542
          Prepaid expenses and other current assets                     (5,083)        (4,088)
          Accounts payable                                             (18,862)       (16,912)
          Accrued liabilities                                           (5,126)        (7,959)
          Royalties payable                                              5,844           (308)
          Income taxes payable                                           1,173         (4,245)
          Other                                                           (904)         1,320
                                                                      --------       --------
             Net cash used in operating activities                     (58,078)       (97,478)
                                                                      --------       --------

INVESTING ACTIVITIES:
  Purchase of investments                                               (9,521)          (163)
  Purchase of One Stop                                                      --           (846)
  Purchase of property and equipment                                    (3,518)       (11,558)
  Sales of short-term investments, net                                   4,730          4,613
                                                                      --------       --------
             Net cash used in net investing activities                  (8,309)        (7,954)
                                                                      --------       --------

FINANCING ACTIVITIES:
  Issuance of stock                                                        632             --
  Repurchase of warrants                                                (1,935)            --
  Long-term debt                                                            --         40,400
  Proceeds from exercise of warrants and stock options                      --          2,788
  Other long-term liabilities                                             (363)          (528)
                                                                      --------       --------
             Net cash provided by (used in) financing activities        (1,666)        42,660
                                                                      --------       --------

Effect of exchange rates on cash and cash equivalents                       --         (1,025)
Net decrease in cash and cash equivalents                              (68,053)       (62,772)
Cash and cash equivalents - beginning of year                           84,069         71,867
                                                                      ========       ========
Cash and cash equivalents - end of period                             $ 16,016       $  8,070
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

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform classifications used in the current period.

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

         In November 1996, the Company acquired the business of Warner Interactive Europe ("Warner") for $6.3 million in cash, including acquisition costs. Warner's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

         In January 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited ("One Stop"), the parent company of One Stop Direct Limited, a leading European value software publisher, for $.8 million in cash. One Stop's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 3 - Inventories, net

         Inventories consist of the following:

                                                  December 31,    September 30,
                                                      1996           1997
                                                  ------------    -------------
                                                         (in thousands)
Finished goods                                      $58,464         $78,322
Raw materials                                         1,993           4,725
                                                    -------         -------
                                                    $60,457         $83,047
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

         At September 30, 1997, the Company had outstanding long-term debt of $40.4 million, representing borrowings under the Credit Agreement, and letters of credit amounting to $15.1 million.

NOTE 5 - Supplemental Cash Flow Information

                                                          For the Nine Months
                                                          Ended September 30,
                                                      -------------------------
                                                        1996              1997
                                                       ------            -------
                                                            (in thousands)
Cash paid for income taxes                             $9,204            $10,223
Cash paid for interest                                    134              1,013

NOTE 6 - Subsequent Events

         On October 5, 1997, the Company entered into an agreement to acquire by merger MicroProse, Inc., a Delaware corporation ("MicroProse") and a developer, producer and publisher of entertainment software for personal computers and certain console platforms. Under the proposed transaction, the Company will exchange 0.700 shares of its Common Stock for each of MicroProse's outstanding shares of common stock and, additionally, the Company will exchange one share of its newly created series of convertible preferred stock for each outstanding share of MicroProse's convertible preferred stock. The transaction, which is anticipated to be completed in the quarter ending December 31, 1997, will be accounted for as a pooling of interests.

         On October 10, 1997, the Credit Agreement was seasonally amended to increase the facility from $65 million to a maximum of $75 million through December 31, 1997.

         On October 15, 1997, the Company completed its acquisition of SingleTrac Entertainment Technologies, Inc., a Delaware corporation ("SingleTrac") and a developer of entertainment software. Total consideration included approximately $5 million of cash and approximately 731,000 shares of the Company's Common Stock, as well as an assumption of the outstanding options of SingleTrac which are now convertible into an aggregate of approximately 307,000 shares of the Company's Common Stock. The transaction will be accounted for as a purchase. The Company anticipates taking a one time charge of $12 to $14 million, during the quarter ending December 31, 1997, for the write off of purchased-in-process research and development costs. Additionally, pursuant to the agreement, the Company has structured a one time retention oriented bonus pool of up to approximately $10 million in cash and Common Stock of the Company, which will be distributed to SingleTrac employees based on the achievement of certain performance goals of SingleTrac over the succeeding two years.

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

         The world-wide consumer software industry has undergone a number of profound changes with the introduction of new hardware platforms. The "next generation" of game systems are based on 32- and 64-bit microprocessors that incorporate dedicated graphics chipsets. The Company began shipping Doom for the Sony PlayStation ("PlayStation") internationally in the first quarter of 1996. Domestically, shipments of Doom and Hexen for the Sega Saturn, Tigershark for the PlayStation and Hexen for the Nintendo 64 System ("N64") and PlayStation began shipping during the first half of 1997. Shipment of Abe's Oddysee for the PlayStation began shipping in the quarter ended September 30, 1997. As evidenced by the strong initial sales of these platforms, the Company believes that significant growth opportunities exist across a variety of next generation hardware platforms, including PlayStation and N64, for which the Company is creating software products.

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

         WizardWorks, FormGen and Humongous (collectively the "Acquired Companies"), have each been accounted for as a pooling of interests. Accordingly, the Company's historical Consolidated Financial Statements have been restated to include the results of the Acquired Companies.

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

Results of Operations

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                 For the Three Months       For the Nine
                                                                               Months
                                                 Ended September 30,     Ended September 30,
                                               -----------------------  ---------------------
                                                  1996        1997         1996       1997
                                                 -----       -----        -----       -----
Net sales                                        100.0%      100.0%       100.0%      100.0%
Cost of goods sold                                55.3        54.4         56.5        58.0
Selling and distribution expenses                 20.5        22.0         22.0        20.7
General and administrative expenses                9.5        11.3          9.9        11.3
Amortization of goodwill                           0.3         0.2          0.4         0.3
                                                 -----       -----        -----       -----
     Operating income                             14.3        12.1         11.2         9.8
Interest  and other income (expense), net          0.7        (0.5)         1.2        (0.3)
                                                 -----       -----        -----       -----
     Income before income taxes                   14.9        11.6         12.4         9.5
Provision for income taxes                         4.8         4.6          5.2         4.0
                                                 -----       -----        -----       -----
     Net income                                   10.1%        7.0%         7.2%        5.5%
                                                 =====       =====        =====       =====

         Net sales for the three months and nine months ended September 30, 1997 increased approximately $34.8 million, or 40.4%, and $86.6 million, or 37.6%, respectively, as compared to the three and nine months ended September 30, 1996. This growth in net sales for the three and nine months ended September 30, 1997 was primarily attributable to the release of newly published titles which include Abe's Oddysee for the PlayStation, Total Annihilation and Shadow Warrior, the continuing strong sales of Duke Nukem 3D and Quake and an increase in royalty income. In addition, an increase in sales from its existing mass merchant shelf space and an increase in the number of mass merchant stores supplied and serviced by the Company contributed to the sales growth. Additionally, during the nine months ended September 30, 1997, the Company released Hexen for the N64 and the PlayStation, Blood, Putt Putt Travels Through Time and Tigershark for the PlayStation.

         Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for the three and nine months ended September 30, 1997 increased approximately $18.1 million, or 37.9%, and $53.6 million, or 41.1%, respectively, as compared to the three and nine months ended September 30, 1996. Cost of goods sold as a percentage of net sales for the three months ended September 30, 1997 decreased to 54.4% as compared to 55.3% for the three months ended September 30, 1996, and increased during the nine months ended September 30, 1997 to 58.0% from 56.5% for the comparable period of the prior year. The decrease for the three months ended September 30, 1997 was primarily due to a shift in the Company's overall sales mix toward its published and value priced products which increased to approximately 68% of net revenue compared to approximately 63% during the prior period and a change in product mix within the third party business to higher margin products. The release of internally developed titles, most notably Total Annihilation, contributed to an increase in margins for the three months ended September 30, 1997. The increase in cost of goods sold for the nine months ended September 30, 1997 was primarily due to the increase in sales of lower margin N64 titles and the decline in the average wholesale price of the Company's value priced products.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $9.0 million, or 50.6%, and $14.9 million, or 29.4%, during the three and nine months ended September 30, 1997, respectively, compared to the comparable periods of the prior year. The increase is attributable to the overall increase in sales volume. Selling and distribution expenses as a percentage of net sales for the three months ended September 30, 1997 increased to 22.0% as compared to 20.5% for the three months ended September 30, 1996. This increase was primarily attributable to the growth in advertising expense to promote the Company's published titles. For the nine months ended September 30, 1997 these expenses as a percentage of net sales decreased to 20.7%, as compared to 22.0% during the nine months ended September 30, 1996, due to the Company realizing greater economies of scale.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three and nine months ended September 30, 1997 increased approximately $5.4 million, or 65.6%, and $12.8 million, or 55.7%, respectively, as compared to the three and nine months ended September 30, 1996. The increase was due primarily to additional personnel required to support the expansion of the Company's research and development and publishing operations. This increase was partially offset by the decline in professional fees attributable to the Company's acquisitions. General and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 1997 increased to 11.3%, from 9.5% and 9.9% for the three and nine months ended September 30, 1996, respectively.

         Interest and other income, net decreased approximately $1.2 million and $3.8 million for the three and nine months ended September 30, 1997, respectively, as compared to the comparable periods of the prior year. This decrease was primarily attributable to the decrease in short-term investments and cash balances and the interest costs associated with borrowings under the Credit Agreement.

Liquidity and Capital Resources

         Resources used to finance significant expenditures for the nine months ended September 30, 1997 and 1996 are reflected in the following table:

                                                      Nine Months Ended
                                                        September 30,
                                                 ------------------------
                                                     1996         1997
                                                 -----------   ----------
                                                     (in millions)
 Resources used:
   Total Payables and accrued liabilities           $(17.0)      $(29.4)
   Receivables, net                                  (10.8)       (44.0)
   Inventories, net                                  (13.9)       (22.1)
   Purchase of investments                            (9.5)        (0.2)
   Purchase of One Stop                                 --         (0.8)
   Purchase of property and equipment                 (3.5)       (11.6)
   Royalty advances                                  (27.8)       (18.3)
   Other, net                                         (6.9)          --
                                                    ------       ------
                                                     (89.4)      (126.4)
Financed by:
  Net income                                          16.6         17.4
  Long-term debt                                        --         40.4
  Sales of short-term investments, net                 4.7          4.6
  Other, net                                            --          1.2
                                                    ------       ------
                                                      21.3         63.6
                                                    ------       ------
    Cash and cash equivalents balance decrease      $(68.1)      $(62.8)
                                                    ======       ======

         As of September 30, 1997, the Company's working capital increased to $162.5 million compared to $113.7 million at December 31, 1996. Cash and cash equivalents decreased for the nine months ended September 30, 1997 by approximately $62.8 million. The primary sources of cash during the nine months ended September 30, 1997 were bank borrowings of $40.4 million under the Credit Agreement and net income of $17.4 million. These externally and internally generated funds were primarily used to fund payables and accrued liabilities (which includes accounts payable, royalties payable, income taxes payable and accrued liabilities) of $29.4 million, receivables of $44.0 million, inventories of $22.1 million, property and equipment of $11.6 million and royalty advances of $18.3 million. The decrease in payables for the nine months ended September 30, 1997, as compared to the comparable period in 1996, was primarily attributable to payment of the seasonally high balance of December 31, 1996, the shift in sales toward published titles versus third party products, which on average have higher costs than published products and the fact that Nintendo, Sega and Sony products require cash payments on most purchases. The Company utilizes its Credit Agreement to fund these purchases when required. The receivable balance increase reflected higher sales at the end of the quarter. The increase in property and equipment is primarily due to the investment in computer hardware and software to support the Company's growth.

         Royalty advances of $87.5 million as of September 30, 1997 represented advances to outside parties for various products expected to be delivered throughout the next several years. The Company regularly reviews the expected return of prepaid royalties over the anticipated life of these products developed or to be developed and establishes reserves where appropriate for products not expected to recoup prepaid royalties. In light of the acquisition of SingleTrac in October 1997 and the anticipated acquisition of MicroProse in December 1997, the Company is reviewing the status of these advances to determine the expected rate of return and whether, in view of the Company's evolving strategy of increasing its focus on internally developed product, certain of these third party products may be abandoned in favor of internally generated products or for other reasons. To the extent the Company determines as a result of this review that any product will not be supported or pursued, the Company expects to expense the applicable advance account in connection with the acquisition of MicroProse.

         On January 21, 1997, the Company entered into the Credit Agreement with banks expiring on December 31, 1998. The Credit Agreement was amended on June 30, 1997 to increase the facility from $40 million to a maximum of $65 million to be used for borrowings and letters of credit. On October 10, 1997, the Credit Agreement was seasonally amended to increase the facility from $65 million to a maximum of $75 million through December 31, 1997. At September 30, 1997, the Company had outstanding, under the Credit Agreement, long-term debt and letters of credit issued of approximately $40.4 million and $15.1 million, respectively.

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

         On October 5, 1997, the Company entered into an agreement to acquire by merger MicroProse, Inc., a Delaware corporation ("MicroProse") and a developer, producer and publisher of entertainment software for personal computers and certain console platforms. Under the proposed transaction, the Company will exchange 0.700 shares of its Common Stock for each of MicroProse's outstanding shares of common stock and, additionally, the Company will exchange one share of its newly created series of convertible preferred stock for each outstanding share of MicroProse's convertible preferred stock. The transaction, which is anticipated to be completed in the quarter ending December 31, 1997, will be accounted for as a pooling of interests.

         On October 15, 1997, the Company completed its acquisition of SingleTrac Entertainment Technologies, Inc., a Delaware corporation ("SingleTrac") and a developer of entertainment software. Total consideration included approximately $5 million of cash and approximately 731,000 shares of the Company's Common Stock, as well as an assumption of the outstanding options of SingleTrac which are now convertible into an aggregate of approximately 307,000 shares of the Company's Common Stock. The transaction will be accounted for as a purchase. The Company anticipates taking a one time charge of $12 to $14 million, during the quarter ending December 31, 1997, for the write off of purchased-in-process research and development costs. Additionally, pursuant to the agreement, the Company has structured a one time retention oriented bonus pool of up to approximately $10 million in cash and Common Stock of the Company, which will be distributed to SingleTrac employees based on the achievement of certain performance goals of SingleTrac over the succeeding two years.

         Part II - Other Information

         Item 1.  Legal Proceedings

         On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed an action against the Company in New York State Supreme Court (New York County) claiming that the Company breached a software development contract between the parties dated November 28, 1995 (the "Development Agreement"). By a letter dated January 20, 1997, the Company had given notice of Scavenger's material breach for its failure to comply with the delivery requirements under the Development Agreement, and, by a letter dated March 12, 1997, the Company terminated the Development Agreement. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master discs for two computer games, refused to pay additional advances, including advances relating to the development of two additional games under the Development Agreement. On a breach of contract theory, Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company believes it has meritorious defenses to all of these claims. On October 10, 1997, the Company filed an answer to the complaint and counterclaimed for damages of not less than $5 million.

         The Company is also involved in certain other claims or litigation arising in the ordinary course of business which are not considered material to the operations of the Company.

         Item 2.  Changes in Securities

         There were no sales of unregistered securities by the Company during the quarter ended September 30, 1997.

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

         27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 GT INTERACTIVE SOFTWARE CORP.





                                 By:      /s/ Ronald Chaimowitz
                                          -------------------------------------
                                          Ronald Chaimowitz
                                          Chief Executive Officer, President
                                          and Director
                                          Date: November 14, 1997


                                 By:      /s/ Andrew Gregor
                                          -------------------------------------
                                          Andrew Gregor
                                          Chief Financial Officer and Senior
                                          Vice President, Finance and
                                          Administration
                                          Date: November 14, 1997