Form 10-K405
period 1997-12-31
GT INTERACTIVE SOFTWARE CORP
filed 1998-03-31
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-K
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.         Commission File No. 0-27338

                                   -----------

                          GT INTERACTIVE SOFTWARE CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                          13-3689915
    (State or other jurisdiction of                            (I.R.S. employer
     incorporation or organization)                          identification no.)
     417 Fifth Avenue, New York, NY                                 10016
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

                                   -----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's Common Stock, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 20, 1998 as reported on the Nasdaq National Market, was $173,243,024. As of March 20, 1998, there were 67,990,879 shares of the registrant's Common Stock outstanding.

      Portions of the registrant's definitive proxy statement ("Proxy Statement") for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                          GT INTERACTIVE SOFTWARE CORP.
                         1997 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

Item 1.      Business ...................................................     1

Item 2.      Properties .................................................     13

Item 3.      Legal Proceedings ..........................................     14

Item 4.      Submission of Matters to a Vote of Security Holders ........     15

Item 4A.     Executive Officers of the Registrant .......................     15

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
              Stockholder Matters .......................................     17

Item 6.      Selected Financial Data ....................................     17

Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................     20

Item 8.      Index to the Financial Statements and Supplementary Data ...     25

Item 9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .......................     26

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant .........     27

Item 11.     Executive Compensation .....................................     27

Item 12.     Security Ownership of Certain Beneficial Owners
              and Management ............................................     27

Item 13.     Certain Relationships and Related Transactions .............     27

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K ...............................................     28

Signatures ..............................................................     31

                                     PART I

      This Annual Report on Form 10-K contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 7 to 13.

ITEM 1. BUSINESS

General

      GT Interactive Software Corp., a Delaware corporation (the "Company" or "GT"), creates, publishes and merchandises interactive entertainment, edutainment and value-priced consumer software for a variety of platforms on a worldwide basis. Similar to major film studios and record companies, the Company employs a portfolio approach to achieve a broad base of products across most major consumer software categories. The Company obtains new software content by blending its internal software development capabilities with the publishing relationships it has established with a variety of independent software design groups and content providers. Recognizing that software distribution capabilities attract software publishing content, the Company has used its strong distribution foundation to build its current position as a leader in the consumer software publishing business. According to PC Data, the Company achieved the industry's second highest market share for 1997 in number of units sold in the personal computer ("PC") software game category and, for the second consecutive year, the industry's highest market share for 1997 in dollars and number of units sold in the PC software budget/value-priced category. In addition, the Company achieved the industry's fourth highest market share for 1997 in number of units sold in the PC edutainment software category.

      The Company believes that it is also the largest distributor of consumer software to mass merchants in the United States. The Company believes that it is the largest supplier of consumer software (including its own and third-party published software) to approximately 2,325 Wal-Mart Stores, Inc. ("Wal-Mart") and approximately 790 Target stores and supplies value-priced software under specially designed programs to approximate 2,115 Kmart stores. In addition, the Company has established direct selling relationships for its own published software with a variety of major retailers, including Sam's Club, Price-Costco, CompUSA, Best Buy and Computer City, among others.

      The Company's Common Stock is listed on the Nasdaq National Market under the symbol "GTIS." Unless the context otherwise provides, the "Company" or "GT" refers to GT Interactive Software Corp. and its subsidiaries.

Industry Background

      The worldwide consumer software market has grown dramatically in recent years, driven by the increasing installed base of multimedia PCs in the home, dedicated game systems from Sony, Sega and Nintendo, the proliferation of software titles, and the development of new and expanding distribution channels. Rapidly declining prices of microprocessors and CD-ROM drives have made high-end interactive computer entertainment more affordable, and have also prompted the advent of under-$1,000 PCs targeted to the mass market or "casual users."

      The worldwide consumer software industry has also recently undergone a number of profound changes with the introduction of new hardware platforms and new technologies, such as on-line networks and the Internet. Game systems which have proliferated in the last two years, such as the Sony PlayStation ("PlayStation") and Nintendo 64 ("N64"), are based on 32- and 64-bit microprocessors that incorporate dedicated graphics chipsets. Historically, sales of console software titles have exceeded sales of PC titles in both units and dollars. In addition, the proliferation of on-line networks and the Internet has created new opportunities for the consumer software industry, including on-line game playing by users in various locations and direct on-line marketing, sales and distribution to end users.

      Growth in the installed base of multimedia PCs and console platforms has created a mass market for consumer software products. The development of a mass market for software products has been characterized by the rise in importance of mass merchant software sales as a distribution channel, increasing price pressure as well as competition for retail shelf space. This increased competition has resulted in the rise in importance of marketing, merchandising and brand name recognition in a hit driven market. Faced with the challenges of marketing and distribution, many independent software developers and content providers are pursuing relationships with publishing companies with broader distribution capabilities, including enhanced access to mass market retailers and greater merchandising, marketing and promotional support. At the same time, retailers with limited shelf space are faced with the challenge of managing an increasing number of new titles. Another result of these market pressures is the trend in the industry toward the consolidation of software companies and the diversification of products offered by such companies.

      The Company believes that success in the industry will be achieved by those companies that are able to create significant brand name recognition or hits, establish strong retail relationships and consistently offer a diversified high-quality software portfolio providing significant sell-through opportunities for retailers of all kinds.

Publishing

      The Company publishes high quality consumer software, developed internally or in collaboration with independent developers, which is available in various formats for use on multiple platforms. Like major film studios and record companies, the Company employs a portfolio approach to achieve a broad base of products across most major consumer software categories. The Company combines its internal software development capabilities with relationships with a variety of independent software design groups. Since June 1996, the Company has consummated a number of strategic acquisitions and investments that have significantly increased its internal development capabilities and added to its expanding publishing base, and the Company has recently determined to increase its emphasis and financial commitment to internally-developed product.

      In July 1996, The Company acquired Humongous Entertainment, Inc. ("Humongous"), a premier developer and publisher of original interactive children's entertainment software. Humongous' award-winning software line features popular characters such as Putt-Putt, Freddi Fish, Pajama Sam and Spy Fox.

      In 1997, Humongous formed a development studio, Cavedog Entertainment ("Cavedog"), for the creation of front-line entertainment software including its first title, Total Annihilation, a highly acclaimed real-time 3D strategy game. As of early February 1998, Total Annihilation fans had made http://www.totalannihilation.com/ one of the 36 most visited websites overall on the Internet and the third most visited gaming website, according to www.hot100.com. Total Annihilation has earned more than 45 industry awards of excellence, in addition to receiving top reviews and honors from the world's gaming press.

      The Company further increased its internal software development capabilities and presence in the growing value-priced software category in June 1996 when it acquired WizardWorks Group ("WizardWorks"), a developer and publisher of a wide variety of consumer software products. WizardWorks has since been consolidated into the Company's Value Price and Distribution Division (the "Value Price Division") and has helped the Company attain its leadership position in the PC value-priced software category over the last two consecutive years. In January 1998, Deer Hunter, an interactive deer hunting challenge published by WizardWorks, was the best-selling PC game in number of units sold. WizardWorks also offers add-on levels that complement the industry's most popular entertainment titles, including the Company's titles such as Duke Nukem 3D. Through the CompuWorks label, WizardWorks offers a line of home office productivity software that includes such well-known titles as CompuWorks Publisher and CompuWorks Draw. Also included in the acquisition of WizardWorks was MacSoft, a leading publisher of entertainment, edutainment and productivity software for the Macintosh. The Company has consolidated all of its Macintosh offerings under the MacSoft brand.

      In June 1996, the Company also acquired Candel Inc., the parent company of FormGen Inc. ("FormGen"), a publisher of interactive PC shareware and software, including the best-selling Duke Nukem 3D for PCs, published under license from 3D Realms. Independent of its acquisition of FormGen, the Company has secured the rights to publish Duke Nukem 3D worldwide directly from 3D Realms for all PC and console platforms.

      In November 1996, the Company invested in convertible preferred stock of OddWorld Inhabitants, Inc. ("OddWorld"), which is convertible into 50% of the common equity of OddWorld. OddWorld's principals have extensive experience in the ground-breaking application of computer-generated images in film, commercials and theme park rides. In 1997, the Company released (for use on the PlayStation and PC formats) Abe's Oddysee, the first in a five-game series that combine life-like character motion with intuitive controller interfaces inside highly rendered backgrounds, bringing players into a rich, deeply developed world that is more like a film than a game.

      In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a leading developer of front-line action software titles, including best-selling PlayStation titles JetMoto, Twisted Metal, Twisted Metal II and WarHawk. The Company believes that SingleTrac will, together with the Company's in-house game studio, Cavedog, significantly increase the Company's internal development capabilities.

      The Company has also released titles from independent developers of software products. The Company believes it has been successful in identifying talented developers and establishing mutually beneficial relationships with those developers and works with them to develop brand franchises across a variety of products. For example, the Duke Nukem franchise created by 3D Realms has generated for the Company unit sales to date in excess of two million. In February 1998, the Company and 3D Realms entered into an exclusive agreement with Threshold Entertainment, an intellectual property management company, to exploit the Duke Nukem franchise across film, television and home video media worldwide.

      The Company has leveraged its strength in the PC software market to build a leading position in the game console software market. The Company markets titles for the PlayStation and N64 in major territories throughout the world, and, in 1997, released 22 game console titles, including Duke Nukem 3D, Mortal Kombat 3 and Abe's Oddysee. Sales of products for consoles comprised 49% of the Company's front-line software sales in 1997, as compared to 9% in 1996.

Edutainment

      Humongous is currently the centerpiece of the Company's edutainment business focusing on developing and marketing products combining entertainment and learning experiences for children ages three to ten. Humongous software features popular characters such as Putt-Putt, Freddi Fish, Pajama Sam and Spy Fox. Humongous titles, such as Putt-Putt Saves The Zoo, Freddi Fish and the Case of the Missing Kelp Seeds and Fatty Bear's Birthday Surprise, have won dozens of awards in the past few years. Most recently, Humongous and Nickelodeon entered into an exclusive five-year worldwide agreement to develop CD-ROMs based on Blue's Clues, Nickelodeon's highly popular preschool television show. This agreement marks the first time that Humongous will develop software based on a character outside of its family of award-winning originals.

Value Price Divison

      In early 1995, the Company began to repackage and offer for distribution to mass merchants multi-pack boxes of value-priced software titles. These generally include previously top-selling software titles whose popularity had peaked at higher retail price points or titles that never realized substantial popular recognition. The Company's acquisition in June 1995 of Slash Corporation ("Slash"), a leading publisher, purchaser, repackager and distributor of value-priced software, solidified the Company's presence in the value-priced market. Through its Value Price Division, into which Slash was consolidated, the Company licenses catalog titles, purchases excess inventory (primarily in the CD-ROM format) from major publishers and may repackage the titles into compilation boxes.

      The Company further expanded its value-priced product line in June 1996, when it acquired WizardWorks, a leading developer and publisher of value-priced interactive entertainment, edutainment and productivity software and in January 1997, when it acquired Premier Promotion Limited, the parent company of One Stop Direct Limited ("One Stop"), a value-priced products distributor located in the U.K. The Company believes that the consolidation of the Slash Division, WizardWorks and One Stop into the Value Price Division has served to strengthen its position in the value-priced market.

      The Company also currently supplies value-priced software under specially designed fixture-based programs to Kmart, Wal-Mart and CompUSA. These programs utilize sophisticated distribution and point of sale replenishment systems similar to those already in use by the Company for front-line products.

International

      In January 1995, the Company established a publishing operation in London, England, with responsibility for European markets. In November 1996, the Company acquired the business of Warner Interactive Europe ("Warner"), a European subsidiary of Warner Music Group. In January, 1997, the Company acquired One Stop, a U.K. value-priced products distributor. Through these subsidiaries in the United Kingdom, France, Germany and Australia, the Company publishes, markets and distributes its products throughout Europe and Australia.

      In 1997, international revenue increased to 24% of net revenue compared to 13% in 1996. The Company is currently publishing, marketing and distributing its consumer software products in over 39 countries worldwide. Additionally in 1997, the Company sold over one million units of Abe's Oddysee for the PlayStation and PC worldwide, approximately half of which were sold in foreign markets, and over one million units worldwide of Duke Nukem for the PlayStation and N64. The Company distributes its products direct to retail merchants in most of the European market.

      The Company believes that the European market for game console software continues to represent a significant growth opportunity. Through its alliance with Midway Games, Inc. and Midway Home Entertainment (collectively, "Midway"), the Company currently has the exclusive right to publish and distribute, in most major markets excluding North America and Japan, virtually all Midway games for PC and 32- and 64-bit platforms. The Company has similar rights for games developed or acquired by Atari Games Corporation, which is owned by Midway. These titles include NBA Hangtime, based on the popular arcade basketball game, Open Ice, an arcade-style hockey brawl, and Mortal Kombat Trilogy, based on the record-setting martial arts arcade series. In March 1998, the Company sold back to Midway the publication rights to Midway's PC games in North America. The Company is aggressively seeking new opportunities to form strategic alliances with local publishers and distributors in other foreign markets.

The GT Merchandising and Distribution Approach

      The Company believes that it is one of the few software publishers that sells directly to substantially all of the major retailers of computer software in the U.S. and that it is the largest distributor of computer software to mass merchants in the U.S. The Company sells its own published titles to specialty retailers and distributes its own products, as well as those of other publishers, to certain mass merchants. GT believes it is the largest supplier of consumer software (including its own and third-party published software) to approximately 2,325 Wal-Mart stores and approximately 790 Target stores and supplies value-priced software under specially designed fixture-based programs to approximately 2,115 Kmart stores. In addition, the Company sells its own published products to a variety of major retailers, including Sam's Club, Price-Costco, CompUSA, Best Buy and Computer City, among others. During 1997, Wal-Mart began purchasing consumer software direct from five publishers whose software was previously sold to Wal-Mart through the Company. Wal-Mart may commence direct purchases from other publishers whose software is currently sold to Wal-Mart through the Company.

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

      Based on the strength of its current consumer software distribution operation, the Company has successfully attracted other publishers to utilize its mass merchant distribution services for their products. Such products are generally distributed by the Company under the name of the publisher who is, in turn, responsible for the publishing, packaging, marketing and customer support of such products. The Company's agreements with other publishers typically provide for certain retail distribution rights in designated territories for a specific period of time, after which those rights are subject to negotiated renewal.

      During 1997, the Company launched an affiliate label program. Empire Interactive became the Company's first affiliate label with such products as Pro Pinball, Timeshock, Flying Corp. Gold, Combat Chess and The Golf Pro with Gary Player. Under this program, the Company intends to sell and distribute interactive software for, and provide marketing consulting services to, a variety of publishers on a global basis.

Marketing

      The Company believes that marketing is critically important to the success of its products. The Company utilizes an integrated marketing approach by employing a wide range of sophisticated marketing techniques including (i) TV advertising, (ii) in-store promotions that utilize display towers and endcaps,
(iii) direct mailings, (iv) advertising in computer and general consumer publications and (v) on-line marketing to promote sales of its products. The Company monitors and measures the effectiveness of its marketing strategies throughout the product lifecycle.

      The Internet is an integral element of the Company marketing efforts used, in part, to generate awareness for its titles months prior to their market debut. The Company incorporates the Internet into its marketing programs through the creation of product-dedicated mini-sites and on-line promotions. In addition, the Company provides editorial material to on-line publications that reach the core gaming audience.

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

      The Company marketing programs have continued to expand along with the Company's publishing business, with an emphasis not just on launching products but on raising the public's awareness of new brands and franchises. For example, the Company began to develop an integrated marketing program for Abe's Oddysee more than a year in advance of its release. This integrated marketing approach included grass roots press outreach, development of point-of-purchase displays, print and TV advertising, Internet outreach, east and west coast press events and a global synchronized launch on "Odd Friday."

      As of December 31, 1997, the Company's staff included 128 employees in domestic sales and marketing and 61 employees in international sales and marketing and distribution. The Company also uses independent field sales representative organizations to assist in servicing its mass merchant accounts.

Intellectual Property and Proprietary Rights

      The Company generally sells a significant portion of its published software under licenses from independent developers and, in such cases, does not acquire the copyrights. The Company relies primarily on a combination of trademark, copyright, trade secret and other proprietary rights laws, license agreements, employee and third-party nondisclosure agreements and other legal methods to protect its proprietary rights and the rights of its developers. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized duplication or infringement of the Company's software.

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

      There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. Any such claims or litigation, with or without merit, could be costly and a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could have a material adverse effect on the Company's business, operating results and financial condition. The Company is presently in litigation against Micro Star Software ("Micro Star"), the publisher of a product entitled Nuke It comprised largely of additional levels of play for Duke Nukem 3D which are created by game users and available over the Internet ("Player Created Levels"). The Company contends that the sale of Nuke It infringes the copyright on Duke Nukem 3D (which the Company publishes under license with the owner of 3D Realms) and violates the Lanham Act's trademark, unfair competition and false advertising provisions. On September 26, 1996, the Company obtained a preliminary injunction in federal court in San Diego, California ordering the recall of all copies of Nuke It then in the stores, based on the use of Duke Nukem 3D's protected expression on Nuke It's packaging and in some copies of the Nuke It CD-ROM. The Court also held as a preliminary matter that the Player Created Levels contained in Nuke It did not themselves contain expression from the Duke Nukem 3D game in protectable form. Because the Company believes that this holding is erroneous, it is pursuing an appeal to the U.S. Court of Appeals for the Ninth Circuit, which was argued on November 4, 1997, seeking an injunction halting the sale of Nuke It and any subsequent Micro Star product containing additional levels of play for Duke Nukem 3D. Micro Star has appealed the Court's decision granting the injunction.

Employees

      As of December 31, 1997, the Company had 1,337 employees worldwide. Domestically, there were a total of 1,215 employees with 112 in administration and finance, 64 in operations, 128 in sales and marketing, 284 in product development and 627 in manufacturing and distribution. Included in the 627 for manufacturing and distribution are 459 employees who are members of Local 734 of the L.I.U. of N.A. of the AFL-CIO (the "Union"). The union employees are all located at the Edison, NJ distribution and return centers and are subject to a collective bargaining agreement between the Company and the Union which expires on May 31, 1998. The Company and the Union have entered into negotiations for the purpose of continuing their relationship. The Company believes its relations with its employees are good.

      Internationally, the Company has 120 employees with 30 in administration, 4 in operations, 47 in sales and marketing, 27 in product development and 14 in distribution.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Customer Concentration and Credit Risk

      The Company believes it is the largest supplier of consumer software to Wal-Mart, including titles published by the Company and products from other publishers. On a pro forma basis, giving effect to the acquisition of Slash, sales to Wal-Mart accounted for approximately 48%, 45% and 36% of the Company's net sales for 1995, 1996 and 1997, respectively. The Company's status as Wal-Mart's largest supplier is not based upon any written agreement or understanding. Accordingly, such status could be terminated at any time by Wal-Mart. In addition, Wal-Mart has dedicated the software department in a limited number of stores to other software publishers on a test basis. There can be no assurance that Wal-Mart will continue to use the Company as its largest supplier of consumer software, or at all. The loss of Wal-Mart as a customer, a significant decrease in product shipments to or an inability to collect receivables from Wal-Mart or any other adverse change in the Company's relationship with Wal-Mart would have a material adverse effect on the Company's business, operating results and financial condition. During the second half of 1997, Wal-Mart began purchasing software directly from five publishers (gross sales of whose products to Wal-Mart aggregated approximately $37 million and $29 million for the year ended December 31, 1996 and the six months ended June 30, 1997, respectively) and may begin purchasing products directly from other publishers. Such direct purchases could significantly reduce the Company's sales to Wal-Mart.

Risks Associated with Acquisitions

      In June 1995 the Company acquired Slash, in June 1996 the Company acquired WizardWorks and FormGen, in July 1996 the Company acquired Humongous, in November 1996 the Company acquired Warner, in January 1997 the Company acquired One Stop and in October 1997, the Company acquired SingleTrac. The Company undertook these acquisitions to expand its publishing and distribution capabilities with the assumption that the combined entity would be better able to take advantage of market opportunities than if each of the companies were operated individually. Realization of these benefits will depend in part on the ability of the Company to retain in-house publishing staffs and third-party relationships and to utilize distribution, sales and marketing capabilities. The Company has partially integrated the acquired companies by consolidating certain operations, offices and facilities, and combining administrative, accounting, sales and marketing and distribution functions. The integration of these acquired companies involves, among other things, the opening of new facilities or the expansion of existing facilities, the expansion of accounting systems, controls and procedures, the increase in warehouse and distribution capabilities, the closing of redundant facilities and the elimination of duplicate personnel. The Company is in the early stages of integrating certain of the more recently acquired companies and there can be no assurance that the integration will be completed without disrupting the Company's business. Should the Company not be able to achieve such integration in a timely manner or in a coordinated fashion, it could materially and adversely affect the Company's business, operating results or financial condition.

      The Company believes that its future growth will depend, in part, on its ability to continue to identify, acquire and integrate companies which have software development and publishing capabilities. While the Company reviews acquisition opportunities in the ordinary course of its business, some of which may be material and some of which are currently under investigation or discussion, the Company presently has no commitments or undertakings with respect to any material acquisitions and there can be no assurance that the Company will be successful in identifying and acquiring suitable acquisition candidates or integrating the acquired businesses into the Company's operations.

Fluctuations in Quarterly Operating Results; Seasonality

      The Company has experienced and may continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors, including fluctuations in the mix of products with varying profit margins sold by the Company, the size and timing of acquisitions, the size and growth rate of the consumer software market, market acceptance of the Company's products (including the Company's published and third-party distributed titles) and those of its competitors, development and promotional expenses relating to the introduction of new products or enhancements of existing products, projected and actual changes in product platforms, the timing and success of product introductions by the Company and its competitors, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. In addition, delays in the introduction of the Company's front-line titles could result in material fluctuations of the Company's operating results. The Company has experienced, and expects to experience in the future, significant fluctuations in its quarterly net sales and operating results as a result of such factors. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's business, operating results and financial condition. Products are generally shipped as orders are received and, accordingly, the Company operates with little backlog. The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be disproportionately adversely affected by a decrease in sales or a failure to meet the Company's sales expectations. Defective front-line published products may result in higher customer support costs and product returns. Further, the consumer software business is seasonal. Net sales are typically significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net sales in other quarters are generally lower and vary significantly. Accordingly, the Company believes that period to period comparisons of operating results are not necessarily meaningful, unless such comparisons are made between the comparable periods in different years, and should not be relied upon as an indication of future performance. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis. Due to all of the foregoing factors, the Company's operating results in any quarter may be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock would likely be materially and adversely affected. See "Possible Volatility of Stock Price."

Dependence on New Product and Product Enhancement Introductions; Product Delays

      The Company's continued success in the publishing business depends on the timely introduction of successful new products or enhancements of existing products to replace declining revenues from older products. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. If revenues from new products or enhancements were to fail to replace declining revenues from existing products, the Company's business, operating results and financial condition could be adversely affected. The process of developing software products such as those offered by the Company is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are addressed. A significant delay in the introduction of one or more new products or enhancements could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. See "Reliance on Third-Party Software Developers - Reliance on Other Publishers" and "Fluctuations in Quarterly Operating Results; Seasonality."

Control Over, and Expense of, Game Console Products

      The Company's contracts with hardware licensors such as Sony and Nintendo, which are also some of the Company's chief competitors, often grant significant control to the licensor over the manufacturing of the Company's products. This fact could, in certain circumstances, leave the Company unable to have its products manufactured and shipped to customers. In most events, control of the manufacturing process by hardware companies increases both the manufacturing lead times and the expense to the Company over the lead times and costs that the Company can achieve independently. The Company could experience delays in the manufacturing of products which would cause delays in shipping those products. The results of future periods could be affected by such delays. Finally, the Company's contracts with its hardware licensors often require the Company to take significant risks in prepaying for and holding its inventory of products.

Reliance on Third-Party Software Developers - Reliance on Other Publishers

      Although the Company substantially increased, primarily through acquisitions, its internal software development capabilities in 1996 and 1997, a significant portion of the Company's published products have been licensed from, or developed by, independent software developers. Due primarily to the increased demand for consumer software programs, the payment of advances and guaranteed royalties to independent developers has increased and may continue to increase. The Company's success depends in part on its continued ability to obtain and renew product development agreements with independent developers. As independent developers are in high demand, there can be no assurance that independent developers, including those which have developed products for the Company in the past, will be available to develop products for the Company in the future. For example, in January 1998, a newly formed consortium, in which a number of independent software developers (including Apogee Software (3D Realms), developer of Duke Nukem and Prey, and Epic Megagames, developer of Unreal) purport to have ownership interests, announced that it has secured publishing rights with respect to software titles to be produced by such developers. The consortium also announced, however, that such developers intend to fulfill their existing commitments to other software publishers, including the Company. Although the Company believes that at the present time it is premature to assess the competitive impact of the consortium, there can be no assurance that the competitive pressures exerted by the consortium will not have an adverse effect on the Company's ability to secure future publishing commitments from such developers or any other software developers and, consequently, on the Company's business, operating results and financial condition.

      Many independent developers have limited financial resources, which could expose the Company to the risk that such developers may go out of business prior to completing a project. In addition, the Company cannot always control the timing of the introduction of its products which are developed by or in conjunction with independent developers. While the Company maintains production liaisons with these developers, there can be no assurance that new products developed by them and published by the Company will be introduced on schedule or at all or within acceptable quality guidelines or that they will achieve market acceptance. The Company's success is also dependent in part on its ability to obtain content for its products from external sources. There can be no assurance that the Company will be able to obtain or renew product development agreements, or to obtain such content, on favorable terms, or at all. Such agreements are terminable, in some cases without notice, upon the occurrence of one or more of the following events: those involving the bankruptcy or insolvency of either party to such agreements, the cessation of operations by either of such parties or the material breach of specified provisions of such agreements which breach is not cured within a designated time frame. See "Publishing."

      The Company also distributes products on behalf of other publishers. There can be no assurance that the Company will obtain or renew any rights to distribute such products. Failure to retain or obtain such rights could have a material adverse effect on the Company's business, operating results and financial condition. See "Publishing" and "The GT Merchandising and
Distribution Approach."

Recovery of Prepaid Royalties and Guarantees; Change in Accounting Estimate

      In connection with its licensing arrangements with independent software developers, the Company had recorded $87.5 million of royalty advances on its balance sheet as of September 30, 1997. As a result of changes in marketplace forces discussed later herein (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the Company made a change in estimate with respect to royalty advances and expensed $73.8 million, and changed its accounting policies effective January 1, 1998, as discussed below. At December 31, 1997, there remained $15.9 million of royalty advances, associated with multi-year output contracts, on the Company's balance sheet after this change in estimate. There can be no assurance that the Company's release of products associated with such remaining royalty advances will not be delayed, which would delay the Company's ability to receive revenue to recoup such advances. Further, the sales volumes of products subject to such arrangement may not be sufficient to recover such advances and guarantees.

      Beginning January 1, 1998, royalty advances to independent developers will be expensed as incurred, rather than capitalized and recorded as an asset on the Company's balance sheet. Although the Company has determined to increase its expenditures on internal product development, it expects to continue to enter into licensing arrangements with independent developers, which will likely require significant additional royalty advances. All such internal development costs and third party royalty advances will be charged as an expense as incurred, which could, under certain circumstances, result in lower reported earnings during the year in which such expenses are incurred than if such third party royalty advances were capitalized and expensed as sales of product occur.

Changing Product Platforms

      The consumer software market is characterized by rapidly changing technology, particularly with respect to product platforms. The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses to publish or develop a product for a new platform, it may be required to make a substantial development investment one to two years in advance of shipments of products for that platform. If the Company invests in the development of a product for a platform that does not achieve significant market penetration, the Company's planned revenues from that product will be adversely affected and it may not recover its development investment. In addition, if the Company does not choose to publish or co-develop for a platform that achieves significant market success, the Company's revenue growth and competitive position may also be adversely affected. See "Publishing."

Internet Strategies

      The Company believes that the proliferation of the Internet and on-line networks has created new opportunities for the consumer software industry, including opportunities for the Company to strengthen customer relationships, direct marketing, promotion and distribution, broaden its reach to new customers, add value to existing products and to develop new products and markets. The Company has initiated steps to take advantage of these opportunities, including the expansion of its site on the World Wide Web and the development of its Internet infrastructure and capabilities, including electronic distribution capabilities, incorporation of on-line functionality into existing products, and continued development of, and investment in, new Internet-based businesses and products, including multi-user entertainment products. The Company has incurred, and expects to incur, significant additional costs in connection with its Internet infrastructure, including costs associated with the acquisition and maintenance of hardware and software necessary to allow for on-line commerce and multi-user games, as well as the maintenance of its web site and personnel who dedicate significant amount of time thereto. Although the Company believes that these platforms and technologies are an integral part of its overall business, there can be no assurance that the Company's Internet strategies will be successful, or that the costs and investments will provide adequate returns, or any at all.

International Sales

      The Company has increased international sales materially over the past three years, and expects that international sales will account for a significant portion of its net sales in the future. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, potential political instability, difficulties installing and managing foreign operations and difficulty in collection of accounts receivable. In addition, acceptance of the Company's products in certain markets has required, and may in the future require, extensive, time-consuming and costly modifications to localize the products for use in particular markets. Software piracy presents a particularly acute problem in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East, and the laws of foreign junctions may not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these or other factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition. See "Publishing" and "International."

Year 2000 Issues

      The Company has reviewed its critical information systems for Year 2000 compliance and is in the process of developing a plan to remedy any deficiencies in a timely manner. The Company expects to resolve Year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software with Year 2000 compliant applications. The cost of these upgrades or replacements, some of which have been budgeted for the year ending March 31, 1999 (the Company has announced its intention to change its fiscal year end to March 31), is not expected to be material to the Company's financial position or results of operations. However, there can be no assurance that such upgrades and replacements can be completed on schedule or within estimated costs or can successfully address the Year 2000 compliance issues. In addition, the Company is in the process of asking vendors to certify that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected.

Competition

      The market for consumer software products is highly competitive. Only a small percentage of products introduced in the consumer software market achieve any degree of sustained market acceptance. Competition is based primarily upon game appeal, price, access to retail shelf space, product enhancements, ability to operate on popular platforms, availability of titles, new product introductions, marketing support and distribution systems. Many of the companies with which the Company currently competes or may compete in the future have comparable or greater financial, technical, marketing, sales and customer support resources, larger and more seasoned internal development teams, greater name recognition and a larger customer base than the Company. In addition, the Company believes that large software companies, media companies and film studios are increasing their focus on the interactive entertainment and edutainment software markets and, as a result of their financial and other resources, name recognition and customer base, may become significant competitors of the Company. Moreover, in a number of geographic markets, certain of the titles offered by the Company, including various hit titles, are offered on a limited number of platforms and compete with the same titles offered by the Company's competitors on other platforms. Current and future competitors with greater financial resources than the Company may be able to carry larger inventories, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and licensors than the Company. The market is also extremely competitive with respect to access to third-party developers and content providers. This competition is based primarily on breadth of distribution, development funding, reputation and royalty rates. To the extent that competitors maintain or achieve greater title portfolio breadth, title rights for popular platforms, or access to third-party developers and content providers, or price, shelf access, marketing support, distribution or other selling advantages, the Company could be materially and adversely affected. In addition, several competitors of the Company have recently sought to expand their distribution capabilities. New hardware platforms and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition for the Company. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully with current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. In addition, as part of its value added distribution program, the Company seeks to provide its mass merchant customers with a wide variety of popular titles. Achieving such a product mix requires the Company to supplement the distribution of its published products with certain third-party software products, including products published by the Company's competitors. There can be no assurance that such competitors will continue to provide such products to the Company for distribution to the Company's mass merchant customers and, in fact, during 1997 five competitors began selling their products direct to Wal-Mart, rather than through the Company. See "Customer Concentration and Credit Risk." The failure to obtain software titles developed or published by one or more of the Company's competitors, and not being able to obtain these products from other distributors, could have a material adverse effect on the Company's relationships with such mass merchant customers, which in turn would have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Key Personnel

      The continued success of the Company depends to a significant extent upon the continued performance and contribution of its senior management and on its ability to continue to attract, motivate and retain highly qualified employees. The loss of the services of any of the Company's senior management could have a material adverse effect on the Company's business, operating results and financial condition. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Specifically, the Company may experience increased costs in order to attract and retain skilled employees. In addition, while the Company has entered into employment agreements with certain members of its senior management, there can be no assurance that such employees will not leave or compete with the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially and adversely affect the Company's business, operating results and financial condition.

Possible Volatility of Stock Price

      The market price of the Company's Common Stock has been, and may in the future be, volatile. The market price of the Company's Common Stock will be influenced by a number of factors, including quarterly variations in the financial results of the Company and its competitors, acquisitions, changes in earnings estimates by analysts and conditions in the computer software industry, the overall economy and the financial markets. These and other factors may adversely affect the market price of the Company's Common Stock.

Product Returns

      The Company accepts product returns or provides markdowns or other credits on varying terms in the event that the customer holds excess inventory of the Company's products. Software products as complex as those published by the Company may contain undetected errors when first introduced or when new versions are released. It is the Company's practice to accept returns of defective or damaged products at any time. At the time of product shipment, the Company establishes a return reserve which covers expected future returns and, if necessary, price protection, the Company's policies for stock balancing and returns of defective or damaged products. This estimate of the potential for future returns of products is based on historical return rates, seasonality of sales, retailer inventories of the Company's products and other factors. The Company has historically experienced product returns at a rate of approximately 30% of gross sales. Product returns that exceed the Company's reserves, or the loss of or a delay in market acceptance of a new product as a result of software failures or otherwise, could materially and adversely affect the Company's business, operating results and financial condition. Although the Company maintains reserves which it believes to be adequate with respect to product returns and price reductions, there can be no assurance that actual returns to the Company will not exceed the reserves established.

Rapid Expansion

      The Company has experienced significant and rapid sales growth since it commenced operations. There can be no assurance that the Company will be able to maintain its present level of sales or continue to experience sales growth. There can be no assurance that, if the Company continues to experience sales growth, it can do so without adversely affecting its profitability. The Company's ability to manage its growth effectively will require it to continue to attract, train, motivate, manage and retain key employees and to improve its operational, financial and management information systems. If the Company's management becomes unable to manage growth effectively, the Company's business, operating results and financial condition could be adversely affected. See "Risks Associated with Acquisitions."

Risk of Customer Business Failure

      The Company's sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. The Company believes its existing reserves are adequate to cover its exposure with respect to such receivables. Although the Company maintains a reserve for uncollectible receivables that it believes to be adequate, there can be no assurance that such reserve is adequate or that additional payment defaults on significant sales would not materially and adversely affect its business, operating results and financial condition.

Intellectual Property and Proprietary Rights

      The Company sells a significant portion of published software under licenses from independent developers and, in such cases, does not acquire the copyrights for the underlying work. The Company relies primarily on a combination of patent, trademark, copyright, trade secret and other proprietary rights laws, license agreements, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights and the rights of its co-developers. Unauthorized copying occurs within the software industry, and if there is a significant increase in the amount of unauthorized copying of the Company's published products or products distributed by it, the Company's business, operating results and financial condition could be materially and adversely affected. Also, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. The Company has also initiated litigation to assert its intellectual property rights. Any such claims or litigation, whether against the Company, with or without merit, or brought by the Company, could be costly and cause a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2. PROPERTIES

      The Company's principal administrative, sales, marketing and development facilities are located in approximately 90,000 square feet of space at 417 Fifth Avenue in New York City under a lease expiring in 2007, which commenced in December 1996. The leases on the facility located at 16 East 40th Street, where the Company had its principal administrative, sales, marketing and development facilities through December 15, 1997, were terminated as of January 1, 1998.

      The Company maintains a 192,900 square foot distribution center and a 70,000 square foot return center in Edison, New Jersey under leases that expire in July 1999 and May 2000, respectively. In Redwood, California, the Company maintains approximately 4,000 square feet of office space under a lease that expires in November 1998.

      The Company also maintains a facility in London, England of approximately 6,000 square feet, from which it conducts a substantial portion of its European operations, under a lease that expires in the year 2020. The building which houses the London facility is owned by Marylebone 248 Realty LLC, an affiliate of Joseph J. Cayre, Chairman of the Board. The Company believes that the terms of this lease are no less favorable to the Company than those it could obtain from independent third parties.

      In connection with the acquisition of Warner, the Company maintains office space in Hamburg, Germany, and Melbourne and St. Leonards, Australia. These leases in Germany and Australia, which occupy approximately 4,000 and 4,600 square feet, will expire in August 2000 and November 2000, respectively. Also in connection with the Company's acquisition of Warner, the Company has assumed the lease for office space in Paris, France which will expire in December 2003.

     The Value Price Division is occupying approximately 240,000 square feet of office, warehouse and distribution space in the Plymouth, Minnesota area under a lease that expires in September 1999. The property in Hopkins, Minnesota, which consists of approximately 39,400 square feet, is operating under a month to month lease which the Value Price Division and the landlord agreed to terminate as of March 31, 1998. Approximately 25,100 square feet of storage space is occupied under a three month lease, with a quarterly renewal, in Plymouth, Minnesota. The Company is actively trying to sublet its prior office and warehouse space of approximately 15,000 square feet in Annapolis, Minnesota, under a lease that expires in December 1998, although there is no assurance that it will be able to do so.

      In Scottsdale, Arizona, the Company maintains two leases: a 25,000 square foot office space under a lease expiring in March 2006 which has been sublet for the remaining term, and a 2,900 square foot office space under a lease expiring in May 2000.

      The Company maintains offices in Woodinville and Bothell, Washington for its Humongous subsidiary. These leases provide approximately 31,700 and 13,000 square feet of office space that expire in June 1998 and August 1998, respectively. Due to the expansion of the Company's internal development, the Company has leased approximately 65,500 square feet of new office space which is currently being renovated, at Monte Villa, Washington, under a lease expiring in May 2008.

      In connection with the acquisitions of SingleTrac and One Stop, the Company has assumed the leases for approximately 15,500 and 4,000 square feet of office space in Salt Lake City, Utah and London, England, which will expire in November 2003 and December 1999, respectively.

ITEM 3. LEGAL PROCEEDINGS

      On September 18, 1997, Scavenger, Inc., a software developer ("Scavenger"), filed a lawsuit against the Company in New York Supreme Court claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment. A preliminary conference before the court was held on February 11, 1998, and discovery is proceeding. The Company believes the claims by Scavenger are without merit and intends to vigorously defend this action and pursue its counterclaim.

     In January, February, and March 1998, ten substantially similar complaints were filed against the Company, its Chairman and its Chief Executive Officer, and in certain actions, its Chief Financial Officer, in the United States District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997 and allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's Common Stock during the class period. Plaintiffs allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, which misstatements purportedly had the effect of overstating the Company's net income and net assets. The Company has not yet moved or answered with respect to the complaints, pending the anticipated filing of a consolidated amended complaint after the court's determination of a lead plaintiff and its counsel. The

Company believes that these complaints are without merit and intends to defend itself vigorously against these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      There were no items submitted to a vote of security holders during the quarter ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, their respective ages as of March 31, 1998 and their positions held with the Company are as follows:

      Name            Age                       Position
      ----            ---                       --------

Ronald W. Chaimowitz  50   President, Chief Executive Officer and Director
David I. Chemerow     46   Executive Vice President and Chief Operating Officer
Jack J.  Cayre        25   Executive Vice President and Director
Harry M.  Rubin       45   Executive Vice President and General Manager -
                           International Division and Business Affairs
Andrew Gregor         49   Chief Financial Officer and Senior Vice President,
                           Finance and Administration
Richard Burns         43   Executive Vice President, Domestic Publishing
Michael A. Ryder      46   Senior Vice President, Product Development
Charles F.  Bond      41   President, Value Price Division
Frank Herman          64   Chairman and Managing Director, G.T. Interactive
                           Software (Europe) Limited

      Ronald W. Chaimowitz, a co-founder of the Company, has been President and Chief Executive Officer of the Company since February 1995. From January 1994 to January 1995, Mr. Chaimowitz served as Executive Vice President and General Manager of the Company. From December 1990 to December 1992, Mr. Chaimowitz was the President of Entertainment Consultants, a management consultant firm to the entertainment industry. Prior thereto, Mr. Chaimowitz served as Executive Vice President of GoodTimes Home Video Corp., a publisher and distributor of pre-recorded video tapes.

      David I. Chemerow has been Executive Vice President and Chief Operating Officer since May 1997. Mr. Chemerow was Executive Vice President and Chief Financial Officer of ENTEX Information Services. Inc., a personal computer systems integrator, from April 1996 to January 1997. Prior to joining ENTEX, he was Executive Vice President, Finance and Operations, and Chief Financial Officer of Playboy Enterprises, Inc, a publisher of magazines, from 1990 to 1996. Mr. Chemerow is also a member of the Board of Directors of both Playboy Enterprises, Inc. and Dunham's Athleisure Corporation.

      Jack J. Cayre has been Executive Vice President and a Director of the Company since its incorporation. From January 1993 to January 1995, Mr. Cayre was Vice President of Licensing and Product Acquisition. From January 1990 to August 1992, Mr. Cayre was the President of Double J Records, a privately-held record company.

      Harry M. Rubin has been Executive Vice President and General Manager--International Division and Business Affairs of the Company since March 1995. From June 1994 to August 1995, Mr. Rubin served as Chief Financial Officer of the Company. From November 1993 to June 1994, Mr. Rubin was an independent management consultant to several entertainment companies. From 1988 to November 1993, Mr. Rubin was the Vice President and General Manager of Home Video Operations for the National Broadcasting Company, Inc.

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

      Richard Burns has been Executive Vice President, Domestic Publishing since June 1997. From December 1995 to May 1997, Mr. Burns served as Senior Vice President of Sales. From March to November 1995, Mr. Burns was Vice President and General Manager of Mattel Media, Inc., a consumer software publisher. From October 1994 to March 1995, Mr. Burns was Vice President of Worldwide Sales of Rocket Science Games, Inc., a startup consumer software company. From July 1991 to October 1994, Mr. Burns served as Senior Vice President of Sales for Sega of America, Inc. Prior thereto, Mr. Burns was Senior Zone Vice President of Sony Corporation of America.

      Michael A. Ryder has been Senior Vice President, Product Development since October 1997. From 1994 to October 1997, when SingleTrac was acquired by the Company, Mr. Ryder was the Chairman, Chief Executive Officer and co-founder of SingleTrac. From 1989 to 1994, Mr. Ryder served as Program Manager and Director of Commercial Business of Evans & Sutherland Computer Corporation.

      Charles F. Bond has been President of the Value Price Division since the consolidation of the Slash Division with the operations of WizardWorks. Prior thereto, Mr. Bond served as President of the Slash Division of the Company since June 1995, when Slash Corporation was acquired by the Company. From May 1991 to June 1995, Mr. Bond was the President of Slash Corporation. Prior thereto, Mr. Bond was Vice President--Merchandising for Lieberman Enterprise, a rack-jobber.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is quoted on the Nasdaq National Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the periods in the last two fiscal years are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                                High      Low
                                                               -------  -------
1996
First Quarter                                                  $    15  $ 8 7/8
Second Quarter                                                 $    25  $10 5/8
Third Quarter                                                  $26 3/4  $16 3/4
Fourth Quarter                                                 $26 3/4  $ 6 5/8

1997
First Quarter                                                  $ 9 1/4  $ 7 1/8
Second Quarter                                                 $11 7/8  $ 5 7/8
Third Quarter                                                  $12 3/4  $     9
Fourth Quarter                                                 $12 3/8  $ 6 1/8

      On March 20, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $7 11/16. As of March 20, 1998, there were approximately 242 registered holders of record of the Common Stock.

      The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the payment of cash dividends is limited by the Credit Agreement and may be limited by financing agreements entered into by the Company in the future. Prior to March 1995, the Company had elected to be treated as an S corporation for tax purposes. During the two months ended February 28, 1995, the Company paid distributions of $6.0 million to its stockholders out of funds generated from operations. The Company has not paid cash dividends on its Common Stock or other securities since its conversion to a C corporation for Federal and New York state tax purposes on March 1, 1995.

      There were no sales of unregistered securities by the Company during the year ended December 31, 1997, except (i) the issuance in October 1997 to the former stockholders of SingleTrac of 730,539 shares of Common Stock in connection with the acquisition of SingleTrac, and (ii) the issuance in February 1997 to Apogee Software Ltd. ("Apogee") of warrants to purchase an aggregate of 300,000 shares of Common Stock, at an exercise price of $8.50 per share. Such warrants were granted in connection with the development agreement between the Company and Apogee. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, in connection with such issuances of Common Stock and warrants. See also the issuance of Common Stock to General Partners II, L.P. which is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Such issuance was reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

ITEM 6. SELECTED FINANCIAL DATA

      The following tables set forth selected consolidated financial information of the Company which, for each of the three years in the period ended December 31, 1997, is derived from the audited consolidated financial statements of the Company. Pro forma information for 1995 is unaudited and reflects the acquisition of Slash as if the acquisition had occurred as of January 1, 1995 and the income tax provision that would have been provided had both the Company and Slash been C corporations for the relevant periods. These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

                                                                  Years Ended December 31,
                                                         ------------------------------------------
                                                                    Pro forma
                                                           1995      1995(1)       1996      1997
                                                         --------   --------     --------  --------
                                                             (in thousands, except per share data)
Statement of Operations Data:
Net sales                                                $234,461   $253,851     $365,490  $530,677
Cost of goods sold                                        138,662    152,381      214,580   315,134
Selling and distribution expenses                          41,740     43,661       74,396   101,279
General and administrative expenses                        21,201     22,986       34,911    56,795
Royalty advance write-off                                      --         --           --    73,821
Purchased research and development                             --         --           --    11,008
SingleTrac retention bonus                                     --         --           --     2,400
Merger and other costs                                         --         --        3,718     1,050
Amortization of goodwill                                      567      1,092        1,092     1,295
                                                         --------   --------     --------  --------
Operating income (loss)                                    32,291     33,731       36,793   (32,105)
Interest and other income (expense), net                      795        840        3,974    (2,075)
                                                         --------   --------     --------  --------
Income (loss) before income taxes                          33,086     34,571       40,767   (34,180)
Provision for (benefit from) income taxes:
 Federal and state (historical)                            14,002     14,002       15,628    (9,157)
Benefit from change in tax status(2)                       (3,520)    (3,520)          --        --
 Pro forma adjustment to Federal and state taxes
  (unaudited)(3)                                               --      5,461           --        --
                                                         --------   --------     --------  --------
 Total provision for (benefit from) income taxes           10,482     15,943       15,628    (9,157)
                                                         --------   --------     --------  --------
Net income (loss)                                        $ 22,604   $ 18,628     $ 25,139  $(25,023)
                                                         ========   ========     ========  ========
Basic net income (loss) per share                                                $   0.38  $  (0.37)
Weighted average shares outstanding                                                66,391    66,982
Diluted  net income (loss) per share                                             $   0.37  $  (0.37)
Weighted average share outstanding                                                 68,313    66,982
Pro forma diluted net income per share (unaudited)                  $   0.30
Pro forma number of weighted average shares outstanding
 (unaudited)                                                          61,082(4)

                                                                  December 31,
                                                              ------------------
                                                                1996      1997
                                                              --------  --------
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments                                       $ 76,584  $ 39,713
Working capital                                                113,652    77,965
Total assets                                                   367,111   457,725
Stockholders' equity                                           152,138   134,241

1) Reflects the Company's acquisition of Slash as if the same had been consummated on January 1, 1995 and the income tax provision that would have been provided had both the Company and Slash been C corporations for the relevant periods. (See Note 2 and Note 8 of the Notes to the Company's Consolidated Financial Statements).

2) The benefit from change in tax status occurred as a result of the transition from an S corporation to a C corporation on March 1, 1995, which allowed the Company to accrue certain tax benefits which would otherwise have flowed to the stockholders of the S corporation. This benefit would not have arisen for the year ended December 31, 1995 had the Company been a C corporation beginning January 1, 1994.

3) Reflects additional income tax provision that would have been provided had both the Company and Slash been C corporations for the relevant periods. (See Note 2 and Note 8 of the Notes to the Company's Consolidated Financial Statements).

4) Pro forma weighted average number of shares outstanding has been calculated as if all stock issued in the twelve month period prior to the initial public offering (including common stock equivalents such as options and warrants) had been outstanding throughout the periods presented and assuming the proceeds from such issuances (including the assumed exercise prices of options and warrants) had been used to reacquire shares at the initial public offering price at the beginning of the period.

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

                                                            December 31, 1995
                                             --------------------------------------------
                                              Company   Slash (1)  Adjustments  Pro forma
                                             --------   --------   -----------  ---------
                                                 (in thousands, except per share data)
Statement of Operations Data:
Net sales                                    $234,461    $21,525   $(2,135)(2)  $253,851
Cost of goods sold                            138,662     15,700    (1,981)(2)   152,381
Selling and distribution expenses              41,740      1,921        --        43,661
General and administrative expenses            21,201      1,785        --        22,986
Amortization of goodwill                          567         --       525(3)      1,092
                                             --------    -------   -------      --------
Operating income                               32,291      2,119      (679)       33,731
Interest and other income, net                    795         45        --           840
                                             --------    -------   -------      --------
Income before income taxes                     33,086      2,164      (679)       34,571
Provision for (benefit from) income taxes:
  Federal and state (historical)               14,002         --        --        14,002
  Benefit from change in tax status            (3,520)        --        --        (3,520)
  Pro forma adjustment to Federal and state
   taxes (unaudited)(4)                            --         --     5,461(4)      5,461
                                             --------    -------   -------      --------
         Total provision for income taxes      10,482         --     5,461        15,943
                                             --------    -------   -------      --------
Net income                                   $ 22,604    $ 2,164   $(6,140)     $ 18,628
                                             ========    =======   =======      ========
Pro forma  diluted net income per share
 (unaudited)(5)                                                                 $  0.30
Pro forma number of weighted average shares
  outstanding (unaudited)(5)                                                     61,082

(1) Reflects the results of operations of Slash for the period to June 22, 1995. The results of operations of Slash subsequent to June 22, 1995 are included in the Company's results of operations.
(2) Reflects the elimination of inter-company sales between the Company and Slash.
(3) Reflects amortization of goodwill, which has an estimated useful life of 20 years, arising from the acquisition of Slash to the extent not already reflected in the Company's historical statements of operations.
(4) Reflects the additional income tax provision that would have been provided had both the Company and Slash been C corporations for the relevant periods (See Note 2 and Note 8 of the Notes to the Company's Consolidated Financial Statements) resulting in an effective rate of 46.1% for the year ended December 31, 1995 due to some of the acquired companies not being able to utilize net operating losses.
(5) Pro forma weighted average number of shares outstanding has been calculated as if all stock issued in the twelve month period prior to the initial public offering (including common stock equivalents such as options and warrants) had been outstanding throughout the periods presented and assuming the proceeds from such issuances (including the assumed exercise prices of options and warrants) had been used to reacquire shares at the initial public offering price at the beginning of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company develops, publishes, merchandises and distributes interactive entertainment, edutainment and value-priced consumer software for a variety of platforms on a worldwide basis. Since it commenced operations in February 1993, the Company has experienced rapid revenue growth and its product and customer mix have changed substantially.

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

      The worldwide consumer software industry has undergone a number of profound changes with the introduction of new hardware platforms. During the year ended December 31, 1997 ("1997"), the hardware console market completed the transition from 16-bit video game platforms to "next generation" Sony PlayStation ("PlayStation") and Sega Saturn 32-bit systems, as well as Nintendo 64 ("N64"). In addition, the installed base of multimedia-enabled home computers has continued to grow as prices have declined and the quality and choices of software have increased dramatically. The Company develops and publishes products for multiple platforms, and this diversification continues to be a cornerstone of the Company's strategy. Sales of the Company's PlayStation, Sega Saturn and N64 titles ("Console Titles") increased from 9% of the Company's front-line revenue during the year ended December 31, 1996 ("1996") to 49% in 1997. Additionally, the Company released 22 Console Titles in 1997 compared to only one in 1996. As evidenced by the strong sales of these platforms, the Company believes that significant growth opportunities exist across a variety of next generation hardware platforms, in particular PlayStation and N64, for which the Company is creating software products.

      There has recently been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity in an increasingly hit-driven market place, and generally shorter product life cycles. In this environment, the Company has determined to rapidly increase its focus on building internal development, strategic alliances and acquisitions, and to reduce its relative dependence on third-party developers.

      Along with its industry competitors, the Company has historically capitalized royalties advanced to third-party developers as a prepayment in current assets and evaluated the realization of these royalty advances on a quarterly basis. The market changes noted above have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, in the quarter ended December 31,1997, the Company expensed royalty advances of $73.8 million on products that are currently in development or on sale. In connection with this change in the dynamics of the marketplace, the Company will prospectively expense royalty advances in a manner comparable to internal software development costs, which are expensed as incurred.

      Through February 28, 1995, the Company was an S corporation for Federal and New York state income tax purposes. The income tax provision for the year ended December 31, 1995 includes a deferred tax benefit of approximately $3.5 million resulting from the Company's change in tax status.

      In June 1996, the Company acquired all of the outstanding capital stock of WizardWorks, a developer and publisher of value-priced interactive entertainment, edutainment and productivity software, in exchange for 2.4 million newly issued shares of the Company's common stock, par value $.01 per share ("Common Stock").

WizardWorks develops, publishes and distributes consumer software for Windows, DOS and Macintosh formats.

      In June 1996, the Company acquired all of the outstanding capital stock of Candel Inc., the parent company of FormGen, a publisher of interactive PC shareware and software, in exchange for 1.0 million newly issued shares of the Company's Common Stock.

      In July 1996, the Company acquired all of the outstanding capital stock of Humongous, a premier developer and publisher of quality children's software, in exchange for 3.5 million newly issued shares of the Company's Common Stock.

      WizardWorks, FormGen and Humongous (collectively the "Acquired Companies"), have each been accounted for as a pooling of interests. Accordingly, the Company's historical Consolidated Financial Statements have been restated to include the results of the Acquired Companies.

      In November 1996, the Company acquired the business of Warner for $6.3 million in cash, including acquisition costs. Warner's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the periods since the acquisition.

      In January 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop, a leading European value software distributor and publisher, for $.8 million in cash. One Stop's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the periods since the acquisition.

      In October 1997, the Company acquired all of the outstanding capital stock of SingleTrac Entertainment Technologies, Inc. ("SingleTrac"). Total consideration, including acquisition costs, was approximately $12.6 million, of which $5.4 million consisted of cash and the balance consisted of the issuance of .7 million shares of the Company's Common Stock. SingleTrac's financial results have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition.

      Sales are recorded net of expected future returns which historically have been experienced at approximately 30% of gross sales.

      The consumer software industry is seasonal. Net sales are typically highest during the fourth calendar quarter. This seasonality is primarily a result of the increased demand for consumer software during the year-end holiday buying season.

Results of Operations

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                              Years Ended December 31,
                                           ------------------------------
                                            1995        1996         1997
                                           -----       -----        -----
Net sales                                  100.0%      100.0%       100.0%
Cost of goods sold                          59.1        58.7         59.4
Selling and distribution expenses           17.8        20.3         19.1
General and administrative expenses          9.1         9.6         10.7
Royalty advance write-off                     --          --         13.9
Purchased research and development            --          --          2.1
SingleTrac retention bonus                    --          --          0.4
Merger and other costs                        --         1.0          0.2
Amortization of goodwill                     0.2         0.3          0.2
                                           -----       -----        -----
Operating income (loss)                     13.8        10.1        (6.0)
Interest  and other income (expense), net    0.3         1.1        (0.4)
                                           -----       -----        -----
Income (loss) before income taxes           14.1        11.2        (6.4)
Provision for (benefit from) income taxes    4.5         4.3        (1.7)
                                           -----       -----        -----
Net income (loss)                            9.6%        6.9%       (4.7)%
                                           =====       =====        =====

1997 Compared to 1996

      Net sales for 1997 increased approximately $165.2 million, or 45.2%, as compared to 1996. This growth in net sales was primarily attributable to the release of newly published titles, both domestically and internationally, which included Abe's Oddysee for the PlayStation, Duke Nukem 3D for N64 and the PlayStation, Hexen for N64 and the PlayStation and Total Annihilation for the PC. The international release of Doom II, Mortal Kombat Trilogy, San Francisco Rush, NBA Hangtime and Mace for N64, the domestic release of Shadow Warrior for the PC, Critical Depth for the PlayStation, Blood for the PC, Putt Putt Travels Through Time for the PC and Courier Crisis for the PlayStation, as well as the continuing strong sales of Duke Nukem 3D and Quake and an increase in royalty income also contributed to the growth in net sales. In addition, the 30% increase in sales of the Company's value-priced line of software, an increase in sales from its existing mass merchant shelf space and an increase in the number of mass merchant stores supplied and serviced by the Company contributed to the sales growth.

      Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for 1997 increased approximately $100.1 million, or 46.9%, as compared to 1996. Cost of goods sold as a percentage of net sales increased to 59.4% in 1997 as compared to 58.7% in 1996. The increase of .7% was primarily due to the decline in the average wholesale price of the Company's value-priced products and an increase in the sales of N64 titles, which have lower margins. This increase was mostly offset by a shift in the Company's overall sales mix toward its published products and toward its value-priced products which increased to approximately 61% of net revenue in 1997 compared to approximately 54% during 1996 and a change in product mix within the third-party business to higher margin products.

      Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $26.9 million, or 36.1%, during 1997 compared to 1996. The increase is attributable to the overall increase in sales volume. Selling and distribution expenses as a percentage of net sales for 1997 decreased to 19.1% as compared to 20.3% for 1996. This decrease was primarily attributable to the reduction of freight as a percentage of net sales and the Company realizing greater economies of scale.

      General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 1997 increased approximately $21.9 million, or 62.7% as compared to 1996. General and administrative expenses as a percentage of net sales increased to 10.7% in 1997 from 9.6% in 1996. This increase was due primarily to additional personnel required to support the expansion of the Company's research and development and publishing operations, an increase in the reserve for bad debts and an increase in depreciation expense due to the write-off of the leasehold improvements at the Company's former headquarters.

      The charge for royalty advance write-off of $73.8 million during 1997 represents a change in estimate and accounting whereby royalty advances on products that are currently in development or on sale were expensed. In connection with this change, the Company will prospectively expense royalty advances in a manner comparable with internal software development costs, which are expensed as incurred. Management anticipates that this will result in cost of goods decreasing and research and development increasing; however, the amount of such increase in research and development costs will depend upon the amount of internal research and development expenditures as well as the amounts of royalty advances paid to third parties.

      In connection with the acquisition of SingleTrac, the Company incurred a charge of $11.0 million for purchased research and development. In addition, the Company incurred a charge of $2.4 million for a retention bonus for the SingleTrac employees, which was based on the achievement of certain performance goals. Pursuant to the SingleTrac purchase agreement, the Company has structured a retention oriented bonus pool of up to approximately $10 million in cash and Common Stock of the Company, which will be distributed to SingleTrac employees based on the achievement of certain performance goals of SingleTrac during calendar year 1998.

      Merger costs consist of legal, accounting and other professional fees incurred by the Company for the canceled acquisition of MicroProse, Inc., a Delaware corporation ("MicroProse") during 1997 and to complete the acquisitions of the Acquired Companies and for the Company's canceled secondary stock offering during 1996.

      Interest and other income (expense), net decreased approximately $6.0 million during 1997. This decrease was primarily attributable to the decrease in short-term investments and cash balances and the interest costs associated with borrowings under the Revolving Credit Agreement (the "Credit Agreement").

      The Company's effective tax rate, as a percentage of pre-tax income
(loss), decreased in 1997 to 27% compared to 38% in 1996 due to the non-deductible one time charge related to the acquisition of in-process research and development during the year.

      For 1997, the net loss was $25.0 million or $0.37 per share, compared to net income of $25.1 million, or $0.38 per share for 1996, with earnings per share for both 1997 and 1996 calculated based on the basic method. Excluding one time charges resulting from the charge for the royalty advance expense, purchased research and development, the retention bonus for the SingleTrac employees and the merger costs, the Company would have recognized net income of $33.9 million or $0.51 per share. Exclusive of the one time charge for merger costs, net income for 1996 would have been $27.3 million or $0.40 per share.

1996 Compared to 1995

      Net sales for 1996 increased approximately $131.0 million or 56% as compared to the year ended December 31, 1995 ("1995"). In the third quarter of 1995, Microsoft(R) Windows(R) 95 was introduced and distributed to certain retailers by the Company. This one time event added net sales of approximately $15.2 million. Without these sales, net sales would have increased 67%. This growth in net sales was primarily attributable to the introduction of newly published titles such as Duke Nukem 3D, Quake, Area 51, Final Doom for the PlayStation, Heretic: Shadow of the Serpent Rider, Bedlam, "9" and Just Me & My Dad, the continuing strong sales of Doom and Doom-related products and increased royalty income. Additionally, the expansion of the Company's value-priced line of software, an increase in the shelf space available from its existing mass merchant customers, an increase in the number of mass merchant stores supplied and serviced by the Company and an increase in sales from its existing mass merchant shelf space contributed to the growth in net sales. The purchase of Slash by the Company effective June 23, 1995 and the increase in the distribution of third-party software also contributed to the growth in net sales.

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

      Merger costs consist of legal, accounting and other professional fees incurred by the Company to complete the acquisitions of the Acquired Companies and for the Company's canceled secondary stock offering.

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

      Net income and net income as a percentage of net sales, on a tax adjusted basis, for 1996 increased from $18.0 million and 7.7% to $25.1 million and 6.9%. Excluding merger costs, net income and net income as a percentage of net sales would have been $27.3 million and 0.40% for 1996.

Liquidity and Capital Resources

      As of December 31, 1997, the Company's working capital decreased to $78.0 million compared to $113.7 million at December 31, 1996. Cash and cash equivalents decreased for the year ended December 31, 1997 by approximately $32.3 million compared to December 31, 1996. The primary sources of cash during the year ended December 31, 1997 were bank borrowings of $54.6 million under the Credit Agreement and net income of $20.8 million, after adding back the non-cash charge for the expensing of royalty advances. These externally and internally generated funds were primarily used to fund the net decrease in operating assets and liabilities of $123.7 million, property and equipment of $15.5 million and the cash portion of the purchase price for SingleTrac of $5.4 million. The decrease in payables for the year ended December 31, 1997, as compared to the year ended December 31, 1996, was primarily attributable to payment of the seasonally high balance of December 31, 1996, the shift in sales toward published titles versus third-party products, which on average have higher costs than published products and the fact that Nintendo, Sega Saturn and Sony products require cash payments on most purchases. The Company utilizes its Credit Agreement to fund these purchases when required. The receivable and inventory balances increase reflected 58 % higher fourth quarter sales and their replenishment. The increase in property and equipment is primarily due to the investment in computer hardware and software to support the Company's growth.

      On January 21, 1997, the Company entered into the Credit Agreement with certain banks expiring on December 31, 1998. The Credit Agreement was amended on June 30, 1997 to increase the facility from $40 million to a maximum of $65 million to be used for borrowings and letters of credit. On October 10, 1997, the Credit Agreement was seasonally amended to increase the facility from $65 million to a maximum of $75 million through December 31, 1997. At December 31, 1997, the Company had outstanding, under the Credit Agreement, debt and letters of credit issued of approximately $54.6 million and $3.8 million, respectively. As of February 28, 1998, the Company had outstanding, under the Credit Agreement, debt and letters of credit issued of approximately $13.6 million and $7.3 million, respectively.

      General Atlantic Partners II, L.P., an affiliate of various General Atlantic Partners entities which are stockholders of the Company, exercised its warrants to purchase an aggregate of 504,000 shares of Common Stock on May 2, 1997 for approximately $2.1 million in cash.

      The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its distribution and growing publishing businesses.

      The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations and cash available through the Credit Agreement, will be sufficient to fund the Company's anticipated operations for the next twelve months.

ITEM 8. INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements, and notes thereto, and the Financial Statement Schedule of the Company, are presented on pages F-1 through F-23 hereof as set forth below:

                                                                       Page
                                                                       ----

GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
  Report of Independent Public Accountants                              F-1
  Consolidated Balance Sheets as of December 31, 1996 and 1997          F-2
  Consolidated Statements of Operations for the years ended
    December 31, 1995, 1996 and 1997                                    F-3
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1996 and 1997                                    F-4
  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1995, 1996 and 1997                              F-5
  Notes to the Consolidated Financial Statements                    F-6 to F-22

FINANCIAL STATEMENT SCHEDULE
  For the Three Years Ended December 31, 1997

  Schedule II - Valuation and Qualifying Accounts                      F-23

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

      See Item 8 hereof.

Report of Ernst & Young LLP:

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Wizard Works Group
Armstrong-Olson, Inc.
Promotional Software Group, Inc.
SVI, LLC

We have audited the accompanying combined balance sheets of WizardWare Group, Inc. (d.b.a. WizardWorks), Armstrong-Olson, Inc., Promotional Software Group, Inc. and SVI, LLC (hereafter referred to as WizardWorks Group or the Company) as March 31, 1996 and 1995, and the related combined statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of WizardWorks Group at March 31, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


                                                Ernst & Young LLP


Minneapolis, Minnesota
May 10, 1996




(a)(3) Exhibits

Exhibit No.          Description
-----------          -----------

2.1             (1)  Agreement and Plan of Reorganization by and among the
                     Registrant, GT Acquisition Sub, Inc., WizardWorks Group, Inc. and the Stockholders of WizardWorks Group, Inc., dated June 24, 1996.

2.2             (1)  Escrow Agreement by and among the Registrant, Paul D.
                     Rinde, as the Stockholder Representative of WizardWorks Group, Inc., and Republic National Bank of New York, as Escrow Agent, dated June 24, 1996.

3.1             (2)  Amended and Restated Certificate of Incorporation.

3.2             (3)  Amended and Restated By-laws (as amended on October 31,
                     1996).

4.1             (4)  Specimen form of stock certificate for Common Stock.

10.1            (3)  The 1995 Stock Incentive Plan (as amended on October 31,
                     1996).

10.2            (4)  Services Agreement between the Registrant and GoodTimes
                     Home Video Corp., dated as of January 1, 1995.

10.3            (4)  4.5% Subordinated Secured Promissory Note, due February 28,
                     1996.

10.4            (4)  Employment Agreement between the Registrant and Ronald
                     Chaimowitz.

10.5            (4)  Employment Agreement between the Registrant and Charles F.
                     Bond.

10.6            (4)  Non-Competition Agreement between the Registrant and
                     Charles F. Bond.

10.7            (4)  Employment Agreement between the Registrant and Harry M.
                     Rubin.

10.8            (4)  Employment Agreement between the Registrant and Harry
                     Steck.

10.9            (4)  Employment Agreement between the Registrant and Chris
                     Garske.

10.10           (4)  GTIS Master Option and License Agreement between the
                     Registrant and the Midway Entertainment Group, dated December 28, 1994, and the Amendment to such agreement, dated March 31, 1995.

10.11           (4)  GTIS Master Option and License Agreement (Home Video Games)
                     between the Registrant and the Midway Entertainment Group, dated March 31, 1995.

10.12           (4)  Agreement between the Registrant and SOFTBANK Corporation, dated October 9, 1995.

10.13           (4)  Agreement between the Registrant and Roadshow PTY LTD, dated October 3, 1995.

10.14           (4)  Agreement and Plan of Reorganization by and between Charles
                     F. Bond, Slash Corporation and the Registrant, dated June 22, 1995.

10.15           (4)  Lease Agreements between the Registrant and 16 East 40th
                     Associates.

10.16           (4)  Sub-lease Agreement between the Registrant and Michael
                     Stevens Ltd., dated February 22, 1995.

10.17           (4)  Lease Agreement between GT Interactive Software (Europe)
                     Limited and Marylebone 248 Realty LLC, dated May 2, 1995.

10.18           (4)  Stockholders' Agreement by and among Joseph J. Cayre,
                     Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Registrant.

10.19           (4)  Registration Rights Agreement by and among Joseph J. Cayre,
                     Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Registrant.

10.20           (4)  Agreement by and between the Registrant and REPS.

10.21           (5)  Second Amendment to GTIS Master Option and License
                     Agreement between the Registrant and Midway Entertainment Group, dated March 27, 1996.

10.22           (5)  Amendment to GTIS Master Option and License Agreement (Home
                     Video Games) between the Registrant and Midway Entertainment Group, dated March 27, 1996.

10.23           (5)  Master Option and License Agreement for Atari PC Games
                     between the Registrant and WMS Industries Inc., dated March 27, 1996.

10.24           (5)  Master Option and License Agreement for Atari Home Video
                     Games between the Registrant and WMS Industries Inc., dated March 27, 1996.

10.25           (5)  Employment Agreement between the Registrant and Andrew
                     Gregor.

10.26           (3)  6.15% Promissory Note, due August 31, 1998, of Andrew
                     Gregor.

10.27           (3)  6.15% Promissory Note, due August 31, 1998, of Chris
                     Garske.

10.28           (6)  Lease Agreement between the Registrant and Plymouth 2200,
                     LLP, dated September 6, 1996.

10.29           (7)  Agreement of Lease, dated as of December 12, 1996, by and between the Registrant and F.S. Realty Corp.

10.30           (7)  Amendment to Stockholders Agreement, dated as of December
                     18, 1995, by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the trusts parties thereto and the Registrant.

10.31           (7)  Credit Agreement, dated as of January 21, 1997, by and among the Registrant, the banks parties thereto and Republic National Bank of New York, as Agent.

10.32           (8)  Amendment, dated as of June 30, 1997, to the Credit
                     Agreement, dated as of January 21, 1997 by and among the Registrant, the banks parties thereto and Republic National Bank of New York, as Agent.

10.33           (8)  Employment Agreement between the Registrant and David I.
                     Chemerow.

10.34           (8)  The 1997 Stock Incentive Plan.

10.35                Employment Agreement between the Registrant and Michael A.
                     Ryder.

10.36 Amended and Restated 6.15% Promissory Note, due August 31, 2000, of Andrew Gregor.

11.1                 Computation of Pro Forma Earnings Per Share.

21.1                 The Registrant's Subsidiaries.

23.1                 Consent of Ernst & Young LLP

23.2                 Consent of Arthur Andersen LLP

27.1                 Financial Data Schedule for the year ended December 31,
                     1997.

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

      (7) Incorporated herein by reference to an exhibit filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

      (8) Incorporated herein by reference to an exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

Reports on Form 8-K

      A Current Report on Form 8-K, dated October 5, 1997, was filed with the Securities and Exchange Commission ( the "Commission") on October 8, 1997 to report the execution of an Agreement and Plan of Merger, dated as of October 5, 1997 (the "MicroProse Merger Agreement"), among the Company, a wholly-owned subsidiary of the Company and MicroProse, Inc., a Delaware corporation ("MicroProse").

      A Current Report on Form 8-K, dated December 5, 1997, was filed with the Commission on December 5, 1997 to announce the termination of the MircoProse Merger Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GT Interactive Software Corp.

                                 By: /s/ Ronald W. Chaimowitz
                                    --------------------------------------------
                                 Name: Ronald W. Chaimowitz
                                 Title: President and Chief Executive Officer
                                 Date: March 31, 1998

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant in the capacities and on the dates indicated.

       Signature                          Title(s)                     Date
       ---------                          --------                     ----


/s/ Joseph J. Cayre                Chairman of the Board          March 31, 1998
---------------------------------
Joseph J. Cayre


/s/ Andrew Gregor                  Senior Vice President,         March 31, 1998
---------------------------------  Finance and Administration,
Andrew Gregor                      and Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


/s/ Ronald W. Chaimowitz           President, Chief Executive     March 31, 1998
---------------------------------  Officer and Director
Ronald W. Chaimowitz


/s/ Jack J. Cayre                  Executive Vice President,      March 31, 1998
---------------------------------  Director
Jack J. Cayre


/s/ Kenneth Cayre                  Director                       March 31, 1998
---------------------------------
Kenneth Cayre


/s/ Stanley Cayre                  Director                       March 31, 1998
---------------------------------
Stanley Cayre


/s/ Steven A. Denning              Director                       March 31, 1998
---------------------------------
Steven A. Denning


/s/ William E. Ford                Director                       March 31, 1998
---------------------------------
William E. Ford


/s/ Jordan A. Levy                 Director                       March 31, 1998
---------------------------------
Jordan A. Levy


/s/ Alvin N. Teller                Director                       March 31, 1998
---------------------------------
Alvin N. Teller


/s/ Phillip J. Riese               Director                       March 31, 1998
---------------------------------
Phillip J. Riese

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
GT Interactive Software Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of GT Interactive Software Corp. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of WizardWorks Group, a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of GT Interactive Software Corp. and Subsidiaries and reflect total assets and total net sales of 3.3% and 6.6% in 1995, respectively, of the related consolidated totals. The 1995 financial statements of WizardWorks Group were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for WizardWorks Group, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of GT Interactive Software Corp. and Subsidiaries as of December 31, 1996 and 1997 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements and supplementary data is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

New York, New York
February 13, 1998

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             December 31,
                                                       -----------------------
                                                         1996           1997
                                                       --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                            $ 71,867       $ 39,608
  Short-term investments                                  4,717            105
  Receivables, net                                       95,941        215,176
  Inventories, net                                       60,457         92,874
  Royalty advances                                       69,202         15,879
  Deferred income taxes                                  15,283         16,292
  Income taxes receivable                                    --         15,171
  Prepaid expenses and other current assets               6,510          4,545
                                                       --------       --------
     Total current assets                               323,977        399,650
Property and equipment, net                              10,082         23,245
Investments                                               9,829         10,089
Goodwill, net                                            21,003         23,495
Other assets                                              2,220          1,246
                                                       --------       --------
     Total assets                                      $367,111       $457,725
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $107,842       $148,625
  Accrued liabilities                                    52,812         63,904
  Revolving credit facility                                  --         54,600
  Royalties payable                                      33,378         47,432
  Deferred income                                         4,783            412
  Income taxes payable                                    9,575          5,954
  Current portion of long-term liabilities                1,334              5
  Due to related party                                      601            753
                                                       --------       --------
Total current liabilities                               210,325        321,685
Long-term liabilities                                     4,648          1,799
                                                       --------       --------
     Total liabilities                                  214,973        323,484
                                                       --------       --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par, 150,000,000 shares
  issued  authorized, 66,391,318 and 67,899,057
  shares and outstanding, respectively                      664            679
  Additional paid-in capital                            118,220        128,262
  Retained earnings                                      32,441          7,219
  Cumulative translation adjustment                         813         (1,919)
                                                       --------       --------
     Total stockholders' equity                         152,138        134,241
                                                       --------       --------
     Total liabilities and stockholders' equity        $367,111       $457,725
                                                       ========       ========


 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                  Years Ended December 31,
                                                          -------------------------------------
                                                            1995           1996          1997
                                                          --------       --------      --------
Net sales                                                 $234,461       $365,490     $ 530,677
Cost of goods sold                                         138,662        214,580       315,134
Selling and distribution expenses ($3,129,
    $3,577 and $5,304 to a related party
    for the periods presented, respectively)                41,740         74,396       101,279
General and administrative expenses ($654,
    $931 and $1,432 to a related party for
    the periods presented, respectively)                    21,201         34,911        56,795
Royalty advance write-off                                       --             --        73,821
Purchased research and development                              --             --        11,008
SingleTrac retention bonus                                      --             --         2,400
Merger and other costs                                          --          3,718         1,050
Amortization of goodwill                                       567          1,092         1,295
                                                          --------       --------      --------
     Operating income (loss)                                32,291         36,793       (32,105)
Interest and other income (expense), net                       795          3,974        (2,075)
                                                          --------       --------      --------
     Income (loss) before income taxes                      33,086         40,767       (34,180)
Provision for (benefit from) income taxes                   10,482         15,628        (9,157)
                                                          --------       --------      --------
     Net income (loss)                                    $ 22,604       $ 25,139      $(25,023)
                                                          ========       ========      ========
Pro forma adjustment to income tax provision (unaudited)     4,616
                                                          --------
Pro forma net income (unaudited)                          $ 17,988
                                                          ========
Basic net income (loss) per share                                        $   0.38      $  (0.37)
Weighted average shares outstanding                                        66,391        66,982
Diluted net income (loss) per share                                      $   0.37      $  (0.37)
Weighted average shares outstanding                                        68,313        66,982


 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended December 31,
                                                                 --------------------------------
                                                                   1995        1996        1997
                                                                 --------    --------   ---------
OPERATING ACTIVITIES:
 Net income (loss)                                               $ 22,604    $ 25,139   $ (25,023)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                 1,494       3,202       4,718
 Purchased research and development                                    --          --      11,008
 Royalty advance write-off                                             --          --      73,821
      Deferred income taxes                                       (11,660)     (1,269)     (1,010)
      Deferred income                                              11,090      (3,754)     (1,690)
      Changes in operating assets and liabilities:
         Receivables, net                                         (35,983)     (8,880)   (118,508)
         Inventories, net                                         (30,473)    (10,481)    (32,084)
         Royalty advances                                         (23,590)    (33,293)    (20,505)
         Due to related party, net                                   (591)       (354)       (349)
         Prepaid expenses and other current assets                   (832)     (1,316)      2,206
         Accounts payable                                          49,821      16,480      38,607
         Accrued liabilities                                       23,630       7,507       9,108
         Royalties payable                                         11,219       6,720      14,054
         Income taxes payable                                       2,246       6,382      (3,804)
      Income taxes receivable                                          --          --     (15,171)
         Other                                                       (798)     (1,907)        522
                                                                 --------    --------   ---------
       Net cash provided by (used in) operating activities         18,177       4,176     (64,100)
                                                                 --------    --------   ---------

INVESTING ACTIVITIES:
 Purchases of investments                                              --      (9,829)       (259)
 Purchases of property and equipment                               (5,275)     (5,703)    (15,553)
 Purchases (sales) of short-term investments, net                  (9,625)      4,908       4,613
 Acquisitions, net of cash acquired of approximately $516, $7
    and $135                                                          218      (6,297)     (5,833)
                                                                 --------    --------   ---------
       Net cash used in investing activities                      (14,682)    (16,921)    (17,032)
                                                                 --------    --------   ---------

FINANCING ACTIVITIES:
 Revolving credit facility                                             --          --      54,600
 Repurchase of warrants                                                --      (1,935)         --
 Proceeds from exercise of warrants                                    --          --       2,102
 Proceeds from exercise of stock options                               --         636         786
 Issuance of common stock                                          77,935         100          --
 Long-term liabilities                                               (417)        901      (8,186)
 Issuance of preferred stock and warrants                          15,017          --          --
 Proceeds from issuance of note to a related party                     --          --          --
 Repayment of notes                                               (10,471)         --          --
 Distributions to stockholders                                     (6,000)         --          --
                                                                 --------    --------   ---------
 Net cash provided by (used in) financing activities               76,064        (298)     49,302
                                                                 --------    --------   ---------
 Effect of exchange rates on cash and cash equivalents                 14         841        (429)
   Net increase (decrease) in cash and cash equivalents            79,559     (13,043)    (31,830)
   Cash and cash equivalents - beginning of year                    4,496      84,069      71,867
                                                                 --------    --------   ---------
   Cash and cash equivalents - end of year                       $ 84,069    $ 71,867   $  39,608
                                                                 ========    ========   =========


 The accompanying footnotes are an integral part of these financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                          Additional  Retained    Cumulative
                                  Common   Paid-in    Earnings   Translation
                                  Stock    Capital    (Deficit)   Adjustment    Total
                                   ----    --------   --------      -------   --------
Balance, December 31, 1994         $ --    $  5,521   $ (9,116)     $   (42)  $ (3,637)
Increase in par value of stock      468        (468)        --           --         --
Issuance of stock in connection
with the acquisition of Slash
Corporation                          28      19,972         --           --     20,000
Proceeds from sales of preferred
  stock and warrants                 --      15,017         --           --     15,017
Proceeds from sales of common
  stock in private placement          4       7,647         --           --      7,651
Net proceeds from initial
  public offering                    55      70,229         --           --     70,284
Conversion of preferred stock to
  common stock immediately prior
  to the initial public offering    106        (106)        --           --         --
Exercise of stock options            --         107         --           --        107
Net income                           --          --     22,604           --     22,604
Distributions                        --          --     (6,000)          --     (6,000)
Currency translation
  adjustment                         --          --         --           14         14
                                   ----    --------   --------      -------   --------
Balance, December 31, 1995          661     117,919      7,488          (28)   126,040

Exercise of stock options             2         634         --           --        636
Tax benefit relating to
  exercise of stock options          --       1,503         --           --      1,503
Issuance of stock                     1          99         --           --        100
Repurchase of warrants               --      (1,935)        --           --     (1,935)
Net income                           --          --     25,139           --     25,139
Currency translation
  adjustment                         --          --         --          841        841
Unrealized loss on securities        --          --       (186)          --       (186)
                                   ----    --------   --------      -------   --------
Balance, December 31, 1996          664     118,220     32,441          813    152,138

Issuance of stock in connection
  with the acquisition of
  SingleTrac                          7       7,162         --           --      7,169
Exercise of warrants                  5       2,097         --           --      2,102
Exercise of stock options             3         783         --           --        786
Net (loss)                           --          --    (25,023)          --    (25,023)
Currency translation
  adjustment                         --          --         --       (2,732)    (2,732)
Unrealized loss on securities        --          --       (199)          --       (199)
                                   ----    --------   --------      -------   --------
Balance, December 31, 1997         $679    $128,262   $  7,219      $(1,919)  $134,241
                                   ====    ========   ========      =======   ========


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

Principles of Consolidation

      The consolidated financial statements include the accounts of GT Interactive Software Corp. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

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

Royalty Advances

      During the fourth quarter of 1997, the convergence of marketplace forces led the Company to reconsider its royalty advance evaluation process. Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company expensed royalty advances of $73,821 on products that are currently in development or on sale. The Company will, prospectively, change its accounting for future royalty advances as well, treating such costs as research and development expenses, to be expensed as incurred. These changes will create symmetry in accounting for both internally and externally developed products. Multi-year output advances will be expensed over the development periods, in accordance with generally accepted accounting principles.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 1 - Operations and Summary of Significant Accounting Policies (continued)

Goodwill

      Goodwill is amortized using the straight-line method over periods not exceeding 20 years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of goodwill, principally based on forecasts of future undiscounted cash flows of businesses acquired.

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

Fair Values of Financial Instruments

      The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short-term nature of such items.

Research and Development Costs

      Research and development costs related to the designing, developing and testing of new software products are charged to expense as incurred. Research and development expense for the years ended December 31, 1995, 1996 and 1997 amounted to $2,185, $5,633 and $13,824, respectively.

Advertising Expenses

      Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1995, 1996 and 1997 amounted to $14,387, $23,987 and $32,034, respectively.

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

Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

Net Income (Loss) Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method.

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

NOTE 2 - Acquisitions

      In June 1995, the Company acquired Slash Corporation ("Slash"), for a total purchase price of approximately $20,299. The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the results of operations of Slash as of the date of acquisition. The excess cost over fair value of assets acquired of approximately $21,853 is being amortized on a straight-line basis over twenty years.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 2 - Acquisitions (continued)

      The following unaudited pro forma summary represents the consolidated results of operations of the Company as though the acquisition had been made as of January 1, 1995:

                                                                     Year Ended
                                                                    December 31,
                                                                         1995
                                                                    ------------
Net sales                                                             $253,851
Operating income                                                        33,731
Net income                                                              18,628
Pro forma diluted net income per share                                    0.30
Pro forma weighted average shares outstanding                           61,082

      The primary pro forma adjustments for the year ended December 31, 1995 are the additional taxes that would have been provided had Slash been a C corporation for the relevant periods of approximately $845, the elimination of sales between the Company and Slash of approximately $2,135, and the recording of the amortization of goodwill of approximately $525.

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

      In November 1996, the Company purchased 100% of the business of Warner Interactive Entertainment Europe, which consisted of Warner Interactive Entertainment Limited, Brambleworld Computers Limited, Warner Interactive France S.A. and Warner Interactive Entertainment Germany GmbH, for approximately $6,300 in cash. Immediately subsequent to the acquisition, the Company renamed three of the four companies to: Renegade Interactive Entertainment Limited, GT Interactive Software France S.A. and GT Interactive Entertainment Germany GmbH. This acquisition has been accounted for as a purchase and accordingly, the operating results of the acquired companies have been included in the Company's Consolidated Financial Statements as of the date of the acquisition.

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 2 - Acquisitions (continued)

      In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $12.6 million, of which $5.4 million was cash and the balance of the purchase price was the issuance of .7 million newly issued shares of the Company's Common Stock. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with the applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $11,008 of acquisition cost was expensed in the fourth quarter of 1997.

NOTE 3 - Receivables, net

      Receivables consist of the following:

                                                           December 31,
                                                     -----------------------
                                                       1996           1997
                                                     --------       --------
Trade accounts receivable                            $ 98,995       $218,992
Royalties receivable                                    1,015            563
                                                     --------       --------
                                                      100,010        219,555
Less: allowance for doubtful accounts                   4,069          4,379
                                                     --------       --------
                                                     $ 95,941       $215,176
                                                     ========       ========

NOTE 4 - Inventories, net

         Inventories consist of the following:

                                                           December 31,
                                                     -----------------------
                                                       1996           1997
                                                     --------       --------
Finished goods                                       $58,464         $89,207
Raw materials                                          1,993           3,667
                                                     --------       --------
                                                     $60,457         $92,874
                                                     ========       ========

NOTE 5 - Investments

      In 1996, the Company purchased for approximately $2,507 in cash a 9.9% investment in, and entered into a multi-titled publishing agreement with Mirage, a U.K. developer of entertainment software.

      In 1996, the Company invested approximately $7,122 in convertible preferred stock of OddWorld Entertainment, Inc., a developer of entertainment software, which is convertible into 50% of the common equity.

      In 1997, the Company purchased for $225 in cash a 9.9% investment in GameWizards, Inc., a developer of electronic and print based strategy guides on behalf of developers and publishers of software products.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 6 - Property and Equipment, Net

         Property and equipment consists of the following:

                                                           December 31,
                                                     ----------------------
                                                       1996           1997
                                                     -------        -------
Computer equipment                                   $ 4,704        $12,562
Machinery and equipment                                3,232          5,651
Capitalized computer software                             --          5,553
Furniture and fixtures                                 4,726          4,737
Leasehold improvements                                 1,463          3,457
                                                     -------        -------
                                                      14,125         31,960
Less: accumulated depreciation                         4,043          8,715
                                                     -------        -------
                                                     $10,082        $23,245
                                                     =======        =======

      Depreciation expense for the years ended December 31, 1995, 1996 and 1997 amounted to approximately $1,065, $2,110 and $6,139, respectively.

NOTE 7 - Accrued Liabilities

      Accrued liabilities consist of the following:

                                                           December 31,
                                                     -----------------------
                                                       1996           1997
                                                     --------       --------
Sales return reserve                                  $37,367        $33,077
Other                                                  15,445         30,827
                                                      -------        -------
                                                      $52,812        $63,904
                                                      =======        =======

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 8 - Income Taxes

      The components of the provision for income taxes are as follows:

                                                    Years Ended December 31,
                                                   --------------------------
                                                     1995      1996      1997
                                                   -------   -------   --------
Federal:
  Current                                          $16,199   $20,474   $(10,308)
  Deferred                                          (5,607)   (9,286)    (1,265)
                                                   -------   -------   --------
                                                    10,592    11,188    (11,573)
                                                   -------   -------   --------
State and local:
  Current                                            3,773     4,376        185
  Deferred                                            (812)   (1,737)    (1,726)
                                                   -------   -------   --------
                                                     2,961     2,639     (1,541)
                                                   -------   -------   --------
Foreign:
  Current                                              449     1,801      3,957
                                                   -------   -------   --------
Provision for income taxes                          14,002    15,628     (9,157)
                                                   -------   -------   --------
Benefit arising from change in tax status           (3,520)       --         --
                                                   -------   -------   --------
                                                   $10,482   $15,628   $ (9,157)
                                                   =======   =======   ========
Pro forma adjustment to income taxes (unaudited)     4,616
                                                   -------
Pro forma provision for income taxes (unaudited)   $15,098
                                                   =======

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

      The reconciliation of the income tax provision computed at the Federal statutory rate to the reported unaudited pro forma provision for income taxes is as follows:

                                                               Years Ended December 31,
                                                        ------------------------------------
                                                          1995          1996          1997
                                                        -------       -------       --------
Provision computed at Federal statutory rate            $11,580       $14,268       $(11,963)
Increase (decrease) in provision resulting from:
  State and local taxes, net of Federal tax benefit       2,647         2,683         (1,541)
  Reversal of deferred tax asset valuation allowance         --        (1,306)            --
  Non-deductible merger costs                                --         1,158             --
  Foreign taxes in excess of Federal statutory rate        (150)          (36)             9
Purchased research and development                                         --          4,293
Other, net                                                1,021        (1,139)            45
                                                        -------
Pro forma provision for income taxes (unaudited)        $15,098
                                                        =======       -------       --------
Provision for income taxes                                            $15,628       $ (9,157)
                                                                      =======       ========
Effective income tax rate                                    46%           38%            27%

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 8 - Income Taxes (continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows:

                                                             December 31,
                                                        ----------------------
                                                          1996           1997
                                                        -------        -------
Deferred tax assets:
Inventory valuation                                     $ 6,154        $ 6,727
Deferred income                                           3,851            318
Sales return reserve                                      2,196          5,147
Tax loss carryforwards                                    1,255          3,166
Other                                                     1,934          1,333
                                                        -------        -------
                                                         15,390         16,691
                                                        -------        -------
Deferred tax liabilities:
Depreciation                                              (107)           (399)
                                                        -------        -------
                                                          (107)           (399)
                                                        -------        -------
Valuation allowance                                          --             --
                                                        -------        -------
Net deferred tax asset                                  $15,283        $16,292
                                                        =======        =======

      As of December 31, 1997, two of the Company's subsidiaries had a combined net operating loss carryforward of approximately $5,911 for tax purposes expiring in the years 2007 through 2011.

NOTE 9 - Stockholders' Equity

      The Company has authorized 5,000 shares of preferred stock, $0.01 par value per share. No shares of preferred stock are issued or outstanding.

     On July 31, 1995, the Company established par value at $0.01 on all classes of its stock. Concurrently, the Company effected a four thousand for one split of its then existing Class A and Class B Common Stock together with an increase in the number of authorized shares.

      On February 28, 1995, the Company's stockholders sold 10.5% of their then outstanding shares in the Company to an investor (the "Investor"). The Company issued warrants to the Investor for the right to purchase an aggregate of 2,520 shares of Common Stock at an exercise price of $4.17 per share.

      Additionally, the Company received a $15,000 loan from the Investor. This loan was repaid upon the consummation of the initial public offering and bore interest at 4.5% per annum. In conjunction with such loan the Company issued warrants to the Investor representing the right to purchase an aggregate of 505 shares of Common Stock at an exercise price of $4.17 per share. The Investor exercised these warrants on May 2, 1997.

      The Company received $15 in connection with the issuance of the aforementioned warrants.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 9 - Stockholders' Equity (continued)

      On June 30, 1995, the Investor paid the Company $15,000 for 505 shares of Series A Convertible Preferred Stock, which was converted into 2,520 shares of Common Stock immediately prior to the consummation of the Company's initial public offering. Additionally, the Investor surrendered its warrants to purchase an aggregate of 2,520 shares of Class A and Class B Common Stock.

      In connection with the acquisition of Slash on June 23, 1995, the Company issued approximately 2,794 shares of its Common Stock.

      In October 1995, the Company sold approximately $7,650 of Common Stock to another investor.

      As of December 31, 1997 and 1996, the Company had issued warrants outstanding to purchase an aggregate of approximately 300 and 956 shares of Common Stock, respectively, to content-providers at exercise prices (ranging from $8.50 to $20.00) not less than the fair market value at the date of issue. None of the outstanding warrants vested prior to May 1996; vesting subsequent to such date is dependent upon the achievement of sales levels of certain products, the rights to which were granted to the Company. On July 19, 1996, the Company repurchased approximately 211 of these warrants amounting to $1,936.

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

      In connection with the acquisition of SingleTrac Entertainment Technologies, Inc. on October 15, 1997, the Company issued approximately 731 shares of its Common Stock.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 10 - Stock Options

      The Company has two stock option plans which began in 1995 and in 1997, respectively (the "Plans"). The Company accounts for these Plans under APB Opinion No. 25, under which no compensation cost has been recognized.

     In connection with the acquisition of Humongous, the Company converted options outstanding under Humongous' stock option plan to options under one of the Company's Plans. In connection with the acquisition of SingleTrac, the Company assumed SingleTrac's stock option plan. No additional shares will be granted under Humongous' and SingleTrac's stock option plans.


      Generally, under the Plans, options are granted to purchase shares of the Company's common stock at no less than the fair market value at the date of the grant, vest over a period of four or five years and are exercisable for a period of ten years from the grant date.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 10 - Stock options (continued)

      A summary of the status of the Company's Plans at December 31, 1995, 1996 and 1997 and changes during the years then ended is as follows (conversion of Humongous' stock options have been treated as though they were granted in 1995):

                                                            1995

                                                                        Weighted
                                                                         Average
                                                          Price Per     Exercise
                                               Shares       Share         Price
                                               ------     ---------     --------
Outstanding at beginning of year                  378   $0.04 -  0.18    $ 0.07
Granted                                         4,591    0.05 - 14.00     10.93
Exercised                                          (8)           0.12       .12
Forfeited                                          (1)          14.00     14.00
Expired                                            --              --        --
                                                -----
Outstanding at end of year                      4,960    0.04 - 14.00     10.12
                                                =====

                                                            1996
                                               ---------------------------------
                                                                        Weighted
                                                                         Average
                                                          Price Per     Exercise
                                               Shares       Share         Price
                                               ------     ---------     --------
Outstanding at beginning of year                4,960   $ 0.04 - 14.00   $10.12
Granted                                         1,122     0.35 - 23.50    12.53
Exercised                                        (218)    0.04 -  9.38     2.92
Forfeited                                        (104)   12.38 - 20.00    14.08
Expired                                            --               --       --
                                                -----
Outstanding at end of year                      5,760     0.04 - 23.50    10.79
                                                =====

                                                            1997
                                               ---------------------------------
                                                                        Weighted
                                                                         Average
                                                          Price Per     Exercise
                                               Shares       Share         Price
                                               ------     ---------     --------
Outstanding at beginning of year                 5,760  $0.04 - 23.50    $10.79
Granted                                          4,404   0.36 - 14.00      8.63
Exercised                                         (268)  0.04 -  9.38      2.89
Forfeited                                       (1,341)  0.35 - 23.50     15.36
Expired                                           (272)  7.94 - 17.75     11.26
                                                ------
Outstanding at end of year                       8,283   0.04 - 19.50      9.14
                                                ======

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 10 - Stock options (continued)

      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997:

                                    Options Outstanding                            Options Exercisable
                 ------------------------------------------------------  ------------------------------------
Actual Range of                      Weighted Average
Exercise Prices  Number Outstanding     Remaining      Weighted Average  Number Exercisable  Weighted Average
 150% increment      at 12/31/97     Contractual Life   Exercise Price      at 12/31/97       Exercise Price
---------------  ------------------  ----------------  ----------------  ------------------  ----------------
$ 0.04 -  0.05                141          4.8                $ 0.04                    141       $ 0.04
  0.18 -  0.18                 51          6.8                  0.18                     34         0.18
  0.35 -  0.36                125          7.8                  0.35                     43         0.36
  0.71 -  0.88                 35          8.3                  0.72                     14         0.72
  1.78 -  2.08                202          8.7                  1.94                    143         1.97
  4.17 -  6.13                700          7.4                  4.31                    410         4.17
  7.56 - 10.25              4,817          8.8                  8.55                  1,013         8.88
 14.00 - 19.50              2,213          8.0                 14.01                  1,116        14.00

      Had compensation cost for these plans been determined consistent with Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  1995      1996       1997
                                                  ----      ----       ----
Net income (loss):              As reported     $22,604   $25,139   $(25,023)
                                Pro forma        21,701    21,872    (32,140)

Basic net income (loss)
 per share:                     As reported     $    --   $  0.38   $  (0.37)
                                Pro forma       $    --   $  0.33   $  (0.48)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: no dividends will be paid for the entire term of the option, expected volatility of 57.9% for 1995 and 1996, and 67.5% for 1997, risk-free interest rates averaging 5.15% for 1995 and 1996, and 6.22% for 1997 and expected lives of five years in 1995 and four years in 1996 and 1997, respectively.

NOTE 11 - Related Party Transactions

      On January 1, 1995, the Company entered into a one year services agreement with GoodTimes Home Video Corporation ("GoodTimes"). The services agreement was intended to facilitate the Company's establishment of fully independent systems and administration during 1995. The services agreement provided for a fee based on specific services performed and was terminable by the Company at any time upon written notice. The total amount charged to operations for services provided by GoodTimes and affiliated companies for the year ended December 31, 1995 amounted to approximately $7,341. As of December 31, 1995, there were no services being provided to the Company under the services agreement, however, GoodTimes is providing manufacturing services under a separate manufacturing agreement. There is no formal expiration date to this agreement. Beginning in October 1997, the Company began performing these services internally. The Company enters into arms length manufacturing transactions with GoodTimes on an as needed basis. The total amount charged to operations for manufacturing services for the years ended December 31, 1995, 1996 and 1997 amounted to $3,558, $7,516 and $2,498, respectively.

      During 1996, the Company sold approximately $3,488 of software to a related party, GoodTimes at fair market value. At December 31, 1997, the Company had a receivable from GoodTimes for this merchandise

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


amounting to approximately $2,996. In February 1998, $2,869 of such receivable was paid.

      In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by three directors of the Company. REPS provides such services to the Company as well as to third parties. The Company has an agreement with REPS pursuant to which REPS will supply such services, at its cost, through December 31, 1997. The Company is in negotiation with REPS to extend this agreement and is currently operating on a month to month basis under the terms of the old agreement. Prior to entering into the REPS Agreement, REPS' services were provided to the Company as part of the services agreement with GoodTimes. The total amount charged to operations for these services amounted to approximately $3,025 and $4,817 for the years ended December 31, 1996 and 1997.

      The Company occasionally hires Taughannock Aviation Corp. ("Taughannock") and Eastway Aircraft Services Inc. ("Eastway") to provided business travel services for its officers and employees. Taughannock leases one plane from JT Aviation Corp. ("JTAC"), a company owned by Joseph J. Cayre, Chairman of the Board of Directors of the Company and one plane from KCS Aviation Corp., a company owned by Kenneth Cayre, a Director of the Company. Eastway leases two planes from JTAC. Neither Taughannock nor Eastway is owned in whole or in part by any member of the Cayre family.

      Taughannock and Eastway provide air travel to the Company at an hourly rate and on an as needed and as available basis. During the years ended December 31, 1995, 1996 and 1997 the Company's aggregate air travel fees paid to Taughannock were approximately $357, $219 and $0, respectively. During the years ended December 31, 1995, 1996 and 1997, the Company paid approximately $0, $226 and $370, respectively, to Eastway.

      The Company occasionally hired JC Aviation Corp ("JCAC"), a company owned by Jack J. Cayre, Executive Vice President and Director of the Company, to provide business transportation services for its officers. During the year ended December 31, 1997, the Company paid approximately $26 to JCAC.

      The Company believes that the amounts charged by related parties materially approximate those amounts which would have been incurred from non-affiliates.

      On August 31, 1996, the Company extended a loan to Andrew Gregor, Chief Financial Officer of the Company, in the principal amount of $250. Such loan bears interest at the rate of 6.15% per annum and was amended in March 1998 to extend the maturity date from August 31, 1998 to August 31, 2000.

      On August 31, 1996, the Company extended a loan to the former Senior Vice President of the Company, in the principal amount of $200. Such loan bears interest at a rate of 6.15% per annum and has been repaid.

      The Company has extended loans to the former stockholders of FormGen and a former employee of the Company in the aggregate amount of $2,245. The Company is in the process of extending such loans.

      The Company has extended non-interest bearing loans to three employees of the Company who were former stockholders of SingleTrac in the aggregate amount of $300. Such loans become due and payable at the earlier of the sale of their stock of the Company, in November 1999 or six months following termination of employment. Each of the three borrowers has pledged 20,000 shares of the Company's Common Stock owned by the borrowers, as collateral security for the payment of the loan.

      The Company has entered into agreements with Upgrade Corporation of America (doing business as SOFTBANK Services Group) ("Upgrade") pursuant to which Upgrade (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a per service basis. The agreement relating to customer support service expired on December 17, 1996 and the agreement providing for the fulfillment service expired on August 2, 1997. Both

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 11 - Related Party Transactions (continued)

agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. As of December 31, 1996 and 1997, the Company had charged to operations approximately $164 and $230, respectively, in fees to Upgrade. Jordan A. Levy, a Director of the Company, is the President and the Co-Chief Executive Officer of Upgrade.

      See Notes 8 and 12 for information concerning other related party transactions.

NOTE 12 - Leases

      The Company accounts for its leases as operating leases, with expiration dates ranging from 1998 through 2020. Future minimum annual rental payment and receipts under the leases are as follows:

1998                                                $ 5,320
1999                                                  4,959
2000                                                  3,715
2001                                                  3,392
2002                                                  3,403
Thereafter                                           18,417
                                                    -------
                                                    $39,206
                                                    =======

      Total rent expense charged to operations for the years ended December 31, 1995, 1996 and 1997 amounted to approximately $1,824, $3,207 and $4,894, respectively. Through December 31, 1997, the Company leased its executive and administrative offices from a related party. Of the total rent expense charged to operations, approximately $751, $1,037 and $1,522 was paid to the Company's related party during the years ended December 31, 1995, 1996 and 1997, respectively. This relationship terminated on December 31, 1997, when the outstanding lease for the Company's former executive and administrative offices was terminated.

NOTE 13 - Commitments and Contingencies

      On January 21, 1997, the Company entered into a Revolving Credit Agreement (the "Credit Agreement") with banks expiring on December 31, 1998. The Credit Agreement was amended on June 30, 1997 to increase the facility from $40,000 to a maximum of $65,000 to be used for borrowings and letters of credit. On October 10, 1997, the Credit Agreement was seasonally amended to increase the facility from $65,000 to $75,000 through December 31, 1997. Borrowing is limited to fifty percent of adjusted, as defined, consolidated accounts receivable, and is secured by these receivables. The borrowings under this agreement bear interest at either the banks' reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate plus 1 1/4%. The Company pays a commitment fee of 1/4% based on the unused portion of the line. The Credit Agreement requires maintenance of certain financial ratios and net income levels.

      At December 31, 1997, the Company had outstanding debt of $54,600, representing borrowings under the Credit Agreement, and letters of credit amounting to $3,771.

     In January, February, and March 1998, ten substantially similar complaints were filed against the Company, its Chairman and its Chief Executive Officer, and in certain actions, its Chief Financial Officer, in the United States District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997 and allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's Common Stock during the class period. Plaintiffs allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, which misstatements purportedly had the effect of overstating the Company's net income and net assets. The Company has not yet moved or answered with respect to the complaints, pending the anticipated filing of a consolidated amended complaint after the court's determination of a lead plaintiff and its counsel. The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 14 - Royalty Advances

      The Company has committed to pay advance royalty payments under certain royalty agreements. These obligations are not guaranteed and are dependent, in part, on the delivery of the contracted services by the licensor. Future advance royalty payments due under these royalty agreements are as follows:

1998                                           $22,943
1999                                             3,044
2000                                               375
2001                                             3,687
2002                                                --
Thereafter                                          --
                                               -------
                                               $30,049
                                               =======

NOTE 15 - Concentration of Credit Risk

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

      The Company had sales constituting 52%, 45% and 36% of net sales to a single customer in the years ended December 31, 1995, 1996 and 1997, respectively.

      Accounts receivable due from this significant customer aggregated 22% and 33% of accounts receivable at December 31, 1996 and 1997, respectively.

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


NOTE 16 - Operations by Geographic Areas

      The Company operates in one industry segment. Information about the Company's operations in the United States and other geographic locations for the years ended December 31, 1996 and 1997 are presented below. During 1995 the Company only operated in the United States.

                                                                        Other
                                                                      Geographic
                                                       United States  Locations    Total
                                                       -------------  ----------  --------
1996:
Net sales                                                 $331,592    $ 33,898    $365,490
Operating income                                            30,424       6,369      36,793
Total assets                                               321,347      45,764     367,111

1997:
Net sales                                                 $423,197    $107,480    $530,677
Operating income (loss)                                    (44,332)     12,227     (32,105)
Total assets                                               389,610      68,115     457,725

NOTE 17 - Supplemental Cash Flow Information

                                                     Years Ended December 31,
                                                     ------------------------
                                                       1995    1996     1997
                                                     -------  ------  -------
Issuance of common stock in connection with the
  acquisition of Slash                               $20,000  $   --  $    --
Issuance of common stock in connection with the
  acquisition of SingleTrac                               --      --    7,169
Cash paid for income taxes                            19,169   9,783   10,243
Cash paid for interest                                   669     685    1,802

NOTE 18 - Terminated Merger Agreement with MicroProse, Inc.

      On October 5, 1997, the Company entered into an agreement to acquire by merger MicroProse, Inc., a Delaware corporation ("MicroProse") and a developer, producer and publisher of entertainment software for personal computers and certain console platforms. On December 5, 1997, the companies' respective boards of directors mutually agreed to terminate the merger agreement. The Company charged $1,050 to operations in connection with the aborted acquisition of MicroProse.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

NOTE 19 - Quarterly Financial Data (unaudited)

      Summarized quarterly financial data for the year ended December 31, 1996 are as follows:

                                                   Three Months Ended
                                        --------------------------------------------
                                        March 31  June 30  September 30  December 31
                                        --------  -------  ------------  -----------
Net sales                               $70,757   $73,526     $86,192     $135,015
Operating income                          7,211     5,999      12,187       11,396
Net income                                4,392     3,502       8,730        8,515

Basic net income per share              $  0.07   $  0.05     $  0.13     $   0.13
Weighted average shares outstanding      66,145    66,145      69,217       66,391
Diluted net income (loss) per share     $  0.06   $  0.05     $  0.13     $   0.13
Weighted average shares outstanding      67,686    68,571      69,217       67,896

      Summarized quarterly financial data for the year ended December 31, 1997 are as follows:

                                                   Three Months Ended
                                        --------------------------------------------
                                        March 31  June 30  September 30  December 31
                                        --------  -------  ------------  -----------
Net sales                               $93,381   $102,737    $120,990    $ 213,569
Operating income (loss)                   7,593      8,761      14,650     (63,109)
Net income (loss)                         4,454      4,469       8,526     (42,472)

Basic net income (loss) per share       $  0.07   $   0.07    $   0.13    $  (0.63)
Weighted average shares
  outstanding                            66,395     66,779      67,032       67,717
Diluted net income (loss) per share     $  0.07   $   0.07    $   0.12    $  (0.63)
Weighted average shares outstanding      67,358     67,230      68,683       67,717


                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                  Additions
                                      Balance-    Charged to              Balance-
                                    Beginning of  Costs and               End of
Description                             Year      Expenses    Deductions   Year
-----------                             ----      --------    ----------   ----
Allowance for doubtful accounts:
     Years ended:

      December 31, 1997                $4,069      $4,106      $(3,796)   $4,379
                                       ======      ======      =======    ======
      December 31, 1996                $1,844      $2,225      $    --    $4,069
                                       ======      ======      =======    ======
      December 31, 1995                $  235      $1,609      $    --    $1,844
                                       ======      ======      =======    ======
Reserve for obsolescence:
     Years ended:

      December 31, 1997                $6,081      $3,107      $    --    $9,188
                                       ======      ======      =======    ======
      December 31, 1996                $7,066      $   --      $  (985)   $6,081
                                       ======      ======      =======    ======
      December 31, 1995                $1,561      $5,505      $    --    $7,066
                                       ======      ======      =======    ======