Form 10-K/A
period 1997-12-31
GT INTERACTIVE SOFTWARE CORP
filed 1998-04-30
CIK 1002607

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-27338

                         GT INTERACTIVE SOFTWARE CORP.
  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CERTIFICATE OF INCORPORATION)

                  DELAWARE                                      13-3689915
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

              417 FIFTH AVENUE
             NEW YORK, NEW YORK                                    10016
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (212) 726-6500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of shares of Common Stock of the registrant held by non-affiliates based on the closing sale price of the Common Stock on April 24, 1998 as reported on the Nasdaq National Market was $248,508,370.

     As of April 24, 1998, the registrant had 68,046,871 shares of Common Stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================

                         GT INTERACTIVE SOFTWARE CORP.

                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                          PART III
Item 10. Directors and Executive Officers of the
  Registrant................................................     2
Item 11. Executive Compensation.............................     6
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................    10
Item 13. Certain Relationships and Related Transactions.....    12
Signatures..................................................    15

                                AMENDMENT NO. 1
                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY
                GT INTERACTIVE SOFTWARE CORP. ON MARCH 31, 1998

     The following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by GT Interactive Software Corp. on March 31, 1998, as permitted by rules and regulations promulgated by the Securities and Exchange Commission. Part III of such Form 10-K is hereby amended and restated to insert such Items as hereinafter set forth. All capitalized terms used herein but not defined herein shall have the respective meanings ascribed to them in such Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding executive officers of the Company required by this Item 10 is included in Item 4A.

INFORMATION CONCERNING DIRECTORS

     Certain information regarding the Company's directors is set forth below. Each director has served continuously with the Company since his first election as indicated below. Joseph J. Cayre, Kenneth Cayre and Stanley Cayre are brothers and Jack J. Cayre is the son of Joseph J. Cayre.

                                                                          DIRECTOR     TERM
NAME                                             POSITION                  SINCE      EXPIRES
----                                             --------                 --------    -------
CLASS I DIRECTORS
Kenneth Cayre.....................  Director                                1992       1999
William E. Ford(3)(4).............  Director                                1995       1999
Jordan A. Levy(1)(3)..............  Director                                1996       1999

CLASS II DIRECTORS
Jack J. Cayre.....................  Executive Vice President and            1992       2000
                                    Director
Steven A. Denning(1)(2)...........  Director                                1995       2000
Phillip J. Riese(4)...............  Director                                1998       2000
Alvin N. Teller(1)(2).............  Director                                1996       2000

CLASS III DIRECTORS
Joseph J. Cayre(1)................  Chairman Emeritus of the Board of       1992       1998
                                    Directors
Ronald W. Chaimowitz(4)...........  Chairman of the Board of Directors      1995       1998
                                    and Chief Executive Officer
Stanley Cayre(3)(4)...............  Director                                1992       1998

---------------
(1) Member of the Compensation Committee.

(2) Member of the Executive Stock Option Subcommittee of the Compensation Committee.

(3) Member of the Audit Committee.

(4) Member of the Finance Committee.

     At the time of the Company's initial public offering in December 1995, Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, the various trusts for the benefit of their respective children, Jack J. Cayre (collectively, the "Cayre Family Stockholders") and the Company entered into a stockholders' agreement, which provides, among other things, that the Cayre Family Stockholders will vote their respective shares of Common Stock to elect as directors of the Company (i) two individuals designated by Mr. Joseph J. Cayre, (ii) one individual designated by Mr. Kenneth Cayre and (iii) one individual designated by Mr. Stanley Cayre.

     Steven A. Denning and William E. Ford are the Executive Managing Member and a managing member, respectively, of General Atlantic Partners, LLC. In connection with their acquisition of shares of Common Stock, certain affiliates of General Atlantic Partners, LLC entered into a stockholders' agreement with the Company and certain other stockholders, pursuant to which Messrs. Denning and Ford were elected to the Board of Directors in February 1995. This stockholders' agreement automatically expired by its terms upon the effectiveness of the Company's initial public offering.

     The name, age (as of April 1, 1998), principal occupation, business experience for at least the past five years and certain other information concerning each director are set forth below.

           NAME (AGE)                    BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS
           ----------                    -------------------------------------------
Joseph J. Cayre (56)............  Mr. Cayre, a co-founder of the Company, is Chairman
                                  Emeritus of the Board of Directors and, until April 28,
                                  1998, was Chairman of the Board of Directors of the
                                  Company since its incorporation in September 1992. Mr.
                                  Cayre also co-founded GoodTimes Home Video Corp. ("GTHV"), a privately-held publisher and distributor of pre-recorded video tapes, in 1984 and has served as its President since that time.
Ronald W. Chaimowitz (50).......  Mr. Chaimowitz, a co-founder of the Company, is Chairman of the Board of Directors and Chief Executive Officer of
                                  the Company and, until April 28, 1998, was President and
                                  Chief Executive Officer of the Company since February
                                  1995. From January 1994 to January 1995, Mr. Chaimowitz
                                  served as Executive Vice President and General Manager of
                                  the Company. From December 1990 to December 1992, Mr.
                                  Chaimowitz was the President of Entertainment Consultants,
                                  a management consultant firm to the entertainment
                                  industry. Prior thereto, Mr. Chaimowitz served as
                                  Executive Vice President of GTHV.
Stanley Cayre (62)..............  Mr. Cayre, a co-founder of the Company, has been a
                                  Director of the Company since its incorporation. Mr. Cayre is the Chairman of the Audit Committee. Mr. Cayre also
                                  co-founded GTHV and has served as its Chairman since that
                                  time.
Kenneth Cayre (54)..............  Mr. Cayre, a co-founder of the Company, has been a
                                  Director of the Company since its incorporation. Mr. Cayre also co-founded GTHV and has served as its Executive Vice
                                  President since that time.
Jack J. Cayre (25)..............  Mr. Cayre has been Executive Vice President and a Director of the Company since its incorporation. From January 1993
                                  to January 1995, Mr. Cayre was Vice President of Licensing
                                  and Product Acquisition. From January 1990 to August 1992,
                                  Mr. Cayre was the President of Double J Records, a
                                  privately-held record company.
Steven A. Denning (49)..........  Mr. Denning has served as a Director of the Company since
                                  February 1995. Mr. Denning is currently the Executive
                                  Managing Member of General Atlantic Partners, LLC, a
                                  private investment firm, and has been the Executive
                                  Managing Member of General Atlantic Partners, LLC or a
                                  general partner of its predecessor limited partnership
                                  since February 1989. From 1980 to 1989, Mr. Denning was
                                  Managing Director of General Atlantic Corporation. Mr.
                                  Denning is a member of the Boards of Directors of several
                                  private companies in which General Atlantic Partners, LLC
                                  or one of its affiliates is an investor.

           NAME (AGE)                    BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS
           ----------                    -------------------------------------------
William E. Ford (36)............  Mr. Ford has served as a Director of the Company since
                                  February 1995. Mr. Ford is a managing member of General
                                  Atlantic Partners, LLC, a private investment firm, and has been with General Atlantic Partners, LLC or a general
                                  partner of its predecessor partnership since July 1991.
                                  From August 1987 to July 1991, Mr. Ford was an associate
                                  with Morgan Stanley, Inc. in the mergers and acquisitions
                                  department. Mr. Ford is also a director of LHS Group Inc., a provider of telecommunications billing systems software,
                                  MAPICS, Inc., a provider of enterprise resource planning
                                  software, Envoy Corporation, an electronic transaction
                                  processing company, E*Trade Group, Inc., a deep-discount
                                  electronic brokerage company, SS&C Technologies, Inc., an
                                  investment management software company, and several
                                  private software companies in which General Atlantic
                                  Partners, LLC or one of its affiliates is an investor.
Jordan A. Levy (42).............  Mr. Levy has served as a Director of the Company since
                                  February 1996. Since January 1997, Mr. Levy has served as
                                  Co-Chairman of Upgrade Corporation of America (doing
                                  business as SOFTBANK Services Group) ("SOFTBANK"), an
                                  international outsourcing services company to the computer industry. From February 1991 to December 1996, Mr. Levy
                                  was Co-Chief Executive Officer and President of SOFTBANK.
Phillip J. Riese (48)...........  Mr. Riese has served as a Director of the Company since
                                  January 1998. Mr. Riese is currently the President of the
                                  Consumer Card Services Group for American Express Travel
                                  Related Services Company, Inc., a position to which he was appointed in September 1995. Since joining American
                                  Express in 1980, Mr. Riese has served the organization in
                                  various capacities, including as Executive Vice
                                  President/General Manager of the Charge Card Group,
                                  President of the Cardmember Financial Services Group, and
                                  Chairman of the Board and President of American Express
                                  Centurion Bank. Mr. Riese continues to serve as Chairman
                                  of the Board of American Express Centurion Bank.
Alvin N. Teller (53)............  Mr. Teller has served as a Director of the Company since
                                  October 1996. Mr. Teller has served as Co-Chairman, Chief
                                  Executive Officer, President and a Director of Alliance
                                  Entertainment Corp., a producer and distributor of
                                  recorded music and music- and entertainment-related
                                  products ("Alliance"), since August 1996. From July 1996,
                                  Mr. Teller served as Chairman and Chief Executive Officer
                                  of Red Ant Entertainment, a startup music industry
                                  enterprise, until it was acquired by Alliance in August
                                  1996. Prior thereto, Mr. Teller served as Chairman and
                                  Chief Executive Officer of MCA Music Entertainment Group,
                                  a producer and distributor of recorded music and
                                  music-related products, from September 1989 to November
                                  1995.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     The Company has an Audit Committee and a Compensation Committee. In 1997, the Board of Directors held 13 meetings, the Compensation Committee met nine times and the Audit Committee met three times. The Audit Committee reviews the adequacy of internal controls, the results and scope of annual audits and other services provided by the Company's independent public accountants. In 1997, the Audit Committee was comprised of Stanley Cayre, Jordan A. Levy and William E. Ford.

     The Compensation Committee establishes salaries, bonuses and other forms of compensation for officers of the Company. In 1997, the Compensation Committee was comprised of Joseph J. Cayre, Stanley Cayre, Steven A. Denning and Jordan A. Levy. In January 1998, the Compensation Committee was reconstituted to consist of Joseph J. Cayre, Steven A. Denning, Jordan A. Levy and Alvin N. Teller. In January 1998, the Board of Directors also established an Executive Stock Option Subcommittee of the Compensation Committee, comprised of Messrs. Denning and Teller. The Executive Stock Option Subcommittee may, without further approvals by the Board of Directors or the Compensation Committee, consider and grant any stock-based compensation permitted under the Company's stock incentive plans, and modify or amend any existing grants, to directors, executive officers and certain other employees of the Company. The full Board of Directors, however, retains the authority to make any such grants, modifications or amendment, independent of the Executive Stock Option Subcommittee or the Compensation Committee.

     A Finance Committee, comprised of Stanley Cayre, William E. Ford, Phillip
J. Riese and Ronald W. Chaimowitz, was also established by the Board of Directors in January 1998. The Finance Committee reviews, and makes recommendations to the full Board of Directors with respect to, the following matters: (i) the financial position and results of operations of the Company,
(ii) the capital requirements and financing policies and strategies of the Company, (iii) the acquisition or divesture of major assets, including by merger or consolidation, (iv) the establishment and review of annual budgets of the Company, and (v) the domestic and foreign investment policies of the Company.

     The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole. Any stockholder who wishes to make a nomination at an annual or special meeting for the election of directors must do so in compliance with the applicable procedures set forth in the Company's By-laws. The Company will furnish copies of such By-law provisions upon written request to the Company at its principal executive offices, 417 Fifth Avenue, New York, NY 10016,
Attention: Director, Investor Relations.

     During the period in which he served as a director, each director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors plus the total number of all committees of the Board on which he served.

DIRECTOR COMPENSATION

     Each non-employee director of the Company is paid an annual retainer of $15,000 and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof he attends.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1997, the Company's Compensation Committee consisted of Joseph J. Cayre, Stanley Cayre, Steven A. Denning and Jordan A. Levy. For certain transactions involving the Company and the members of the Compensation Committee or entities affiliated with such individuals, see "Certain Relationships and Related Transactions."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of these reports are also required to be supplied to the Company. The Company believes, upon a review of the copies of such reports received by the Company and written representations furnished by the Reporting Persons to the Company, that during the year ended December 31, 1997 the Reporting Persons complied with all applicable Section 16(a) reporting requirements except, as a result of the Company's inadvertent administrative omissions, (i) Michael A. Ryder, Senior Vice President, Product Development, of the Company did not report on his Form 3 a stock option he held; such option was subsequently reported on a Form 5 filed in February 1998, and (ii) Jordan A. Levy, a director of the Company, failed to file timely a Form 5 to report the grant of a stock option in February 1997; such grant was reported on a Form 5 filed in April 1998.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other four most highly compensated executive officers during the year ended December 31, 1997 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the years ended December 31, 1995, 1996 and 1997.

                                                                 LONG-TERM COMPENSATION
                                                                ------------------------
                                                                         AWARDS
                                                                ------------------------
                                                                              SECURITIES
                                     ANNUAL COMPENSATION        RESTRICTED    UNDERLYING     ALL OTHER
                                 ---------------------------      STOCK        OPTIONS      COMPENSATION
  NAME AND PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)    AWARDS($)        (#)            ($)
  ---------------------------    ----   ---------   --------    ----------    ----------    ------------
Ronald W. Chaimowitz...........  1997   $414,615    $251,988(2)       --       500,000         $4,750(3)
  Chairman of the Board of       1996    365,000          --(4)       --       250,000(4)       1,500(3)
  Directors and Chief Executive  1995    300,000          --(5)       --       975,000            718(3)
  Officer (1)
Harry M. Rubin.................  1997    299,808     151,800(2)       --       150,000             --
  President of the               1996    275,000      80,000(2)       --            --             --
  International Division(6)      1995    250,000      60,000          --       179,829             --
Richard Burns..................  1997    266,346     124,817(2)       --        60,000          4,750(3)
  Executive Vice President,      1996    201,538      40,000(2)  $49,030(9)         --             --
  Domestic Publishing (7)(8)     1995      6,923          --          --       100,000             --
Andrew Gregor..................  1997    265,000     107,272(2)       --       100,000          4,750(3)
  Senior Vice President, Finance 1996    245,962      40,015(2)       --            --             --
  and Administration, and Chief  1995     80,962      45,000      41,970(10)   144,000             --
  Financial Officer (7)
Charles F. Bond................  1997    300,001     743,750(12)       --       50,000          4,750(3)
  President of the Value Price   1996    300,001     500,000(12)       --           --             --
  and Distribution               1995    155,770     233,654(12)       --        6,000             --
  Division (7)(11)

---------------
 (1) From February 1995 to April 1998, Mr. Chaimowitz served as President and Chief Executive Officer of the Company. From January 1994 to January 1995, Mr. Chaimowitz served as Executive Vice President and General Manager of the Company.

 (2) This bonus was earned in the year indicated, but paid in the immediately subsequent year.

 (3) Represents Company contributions, on behalf of the Named Executive Officers, to the Company's 401(k) Profit Sharing Plan.

 (4) In lieu of cash bonus for 1996, in February 1997 Mr. Chaimowitz received options to purchase 250,000 shares of Common Stock at an exercise price of $14.00 per share. The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on the date of the grant was $8.125 per share. Such options become exercisable in four equal annual installments commencing on February 7, 1998.

 (5) In lieu of cash bonus for 1995, in December 1995, Mr. Chaimowitz received options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $14.00 per share.

 (6) From March 1995 to April 1998, Mr. Rubin served as Executive Vice President and General Manager -- International Division and Business Affairs of the Company. From June 1994 to August 1995, Mr. Rubin served as Chief Financial Officer of the Company.

 (7) Messrs. Burns, Gregor and Bond joined the Company in December, August and June 1995, respectively, and accordingly, the information contained herein for the year ended December 31, 1995 reflects a partial year.

 (8) From December 1995 to May 1997, Mr. Burns served as Senior Vice President, Sales, of the Company.

 (9) Represents the dollar value (net of consideration paid) of the award of restricted stock calculated by multiplying the market price of the Company's Common Stock on the date of grant, $19.125 per share, by the number of shares awarded. These shares vested on December 30, 1996.

(10) Represents the dollar value (net of the consideration paid) of the award of restricted stock, calculated by multiplying the initial public offering price of the Company's Common Stock, $14.00 per share, by the number of shares awarded. These shares vested on June 30, 1996.

(11) Mr. Bond has been President of the Value Price and Distribution Division since the consolidation of the Slash Division with the operations of WizardWorks Group, Inc., a wholly-owned subsidiary of the Company. Prior thereto, Mr. Bond served as President of the Slash Division since June 1995.

(12) Represents an annual bonus payable under an employment agreement, which the Company and Mr. Bond entered into in connection with the acquisition of Slash Corporation ("Slash"). See "Employment Agreements." This bonus was earned in the year indicated, but the entire amount or a portion thereof was paid in the immediately subsequent year.

     Option Grants. Shown below is information regarding grants of stock options under the Company's stock incentive plans to the Named Executive Officers during the fiscal year ended December 31, 1997.

                                                             INDIVIDUAL GRANTS
                                ---------------------------------------------------------------------------
                                              % OF TOTAL                     MARKET PRICE OF
                                NUMBER OF      OPTIONS                         UNDERLYING
                                SECURITIES    GRANTED TO                    SECURITIES ON THE
                                UNDERLYING    EMPLOYEES                     DATE OF GRANT IF
                                 OPTIONS      IN FISCAL       EXERCISE         HIGHER THAN       EXPIRATION
             NAME                GRANTED       YEAR(1)      PRICE($/SH)      EXERCISE PRICE         DATE
             ----               ----------    ----------    ------------    -----------------    ----------
Ronald W. Chaimowitz..........   250,000(2)      9.97         $14.0000             --               2/7/07
                                 500,000(3)     19.94           7.6250             --               5/8/07
Harry M. Rubin................   150,000(4)      5.98           8.1250             --              2/12/07
Richard Burns.................    60,000(4)      2.39           8.1250             --              2/12/07
Andrew Gregor.................    30,000(4)      1.20           8.1250             --              2/12/07
                                  30,000(5)      1.20           7.5625             --              5/21/07
                                  40,000(6)      1.60           6.1250             --             12/31/07
Charles F. Bond...............    50,000(4)      1.99           8.1250             --              2/12/07

---------------

(1) In 1997, the Company granted options for an aggregate of 2,507,513 shares to its employees, which included options for an aggregate of 407,450 shares issued to employees of SingleTrac Entertainment Technologies, Inc. ("SingleTrac") in connection with the October 1997 acquisition of SingleTrac by the Company.

(2) The option becomes exercisable in four equal annual installments commencing on February 7, 1998.

(3) The option becomes exercisable in four equal annual installments commencing on May 8, 1998.

(4) The option becomes exercisable in four equal annual installments commencing on February 12, 1998.

(5) The option becomes exercisable in four equal annual installments commencing on May 21, 1998.

(6) The option becomes exercisable in four equal annual installments commencing on December 31, 1998.

     The following table shows the hypothetical value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. These assumed rates of growth are required by the Commission for illustration purposes only and are not intended to forecast possible future stock prices.

                                                                POTENTIAL REALIZABLE VALUE OF
                                            NUMBER OF        ASSUMED ANNUAL RATES OF STOCK PRICE
                                           SECURITIES          APPRECIATION FOR OPTION TERM(1)
                                           UNDERLYING       --------------------------------------
                 NAME                    OPTIONS GRANTED        0%            5%           10%
                 ----                    ---------------    ----------    ----------    ----------
Ronald W. Chaimowitz...................      250,000            --                --    $1,768,539
                                             500,000            --        $2,397,650     6,076,141
Harry M. Rubin.........................      150,000            --           766,470     1,942,365
Richard Burns..........................       60,000            --           306,588       776,946
Andrew Gregor..........................       30,000            --           153,294       388,473
                                              30,000            --           142,680       361,578
                                              40,000            --           154,080       390,468
Charles F. Bond........................       50,000            --           255,490       647,455

---------------

(1) Represents the product of (i) difference between (A) the product of the per-share fair market value at the time of the grant compounded annually at the assumed rate of appreciation over the term of the option, and (B) the per-share exercise price of the option, and (ii) the number of shares underlying the grant at the fiscal year end.

     Aggregated Option Exercises and Year-End Option Values. Shown below is information relating to the exercise of stock options during the year ended December 31, 1997 for each of the Company's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

                                                             NUMBER OF
                                                            SECURITIES                      VALUE OF
                                                            UNDERLYING                     UNEXERCISED
                                                            UNEXERCISED                   IN-THE-MONEY
                           SHARES                           OPTIONS AT                     OPTIONS AT
                         ACQUIRED ON     VALUE            FISCAL YEAR-END              FISCAL YEAR-END(1)
         NAME             EXERCISE      REALIZED    (EXERCISABLE/UNEXERCISABLE)    (EXERCISABLE/UNEXERCISABLE)
         ----            -----------    --------    ---------------------------    ---------------------------
Ronald W. Chaimowitz...     --            --             560,000/1,095,000               878,425/514,200
Harry M. Rubin.........     --            --             118,329/209,400                 121,114/0
Richard Burns..........     --            --                   0/160,000                       0/0
Andrew Gregor..........     --            --              94,500/149,500                       0/7,500
Charles F. Bond........     --            --               3,000/53,000                        0/0

---------------

(1) Market value of underlying shares of Common Stock, based on the average of the high and low sales price ($6.3125), on December 31, 1997, minus the aggregate exercise price.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Ronald W. Chaimowitz, pursuant to which he serves as President-Chief Executive Officer and/or Chairman of the Board of Directors of the Company, in each case as determined in the sole discretion of the Company's Board of Directors, for a five-year term ending on April 27, 2003. On April 28, 1998, Mr. Chaimowitz was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. The agreement provides that Mr. Chaimowitz's annual salary is $550,000. Such base salary may be increased at the sole discretion of the Board of Directors, provided, however, that if the Company's net sales exceed $1 billion for any fiscal year ending during the term of his employment, Mr. Chaimowitz's base salary will be increased to an annual rate of $600,000. In addition, Mr. Chaimowitz is eligible to receive bonuses and stock option grants at the discretion of the Board of Directors, provided that Mr. Chaimowitz will participate in the Company's senior executive bonus plan with a target bonus of 60% of his base salary. Mr. Chaimowitz is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, Mr. Chaimowitz has agreed not to engage in any competitive business until the later of April 27, 2003 or, if his employment with the Company is terminated for disability, or other than for cause, or he resigns for good reason (as defined in the agreement), then for so long as the Company continues to pay him severance payments pursuant to the agreement. If Mr. Chaimowitz's employment is not terminated prior to a Change of Control (as defined below), then his obligation not to engage in any competitive business is limited to a period equal to the greater of (i) one year from the date of such Change of Control or (ii) the period during which he remains employed by the Company or its successor and parent company, if any. In addition, if, following a Change of Control, there occurs good reason (as defined in the agreement), Mr. Chaimowitz is not the President-Chief Executive Officer and/or Chairman of the Board of Directors of the Company or its successor and parent company, or if Mr. Chaimowitz's employment is terminated other than for cause, then Mr. Chaimowitz may, within 90 days of any such event, terminate his employment with the Company or its successor and parent company and in such case he will receive severance payments otherwise payable under the agreement with the same effect as if he were terminated without cause or resigned with good reason. Upon the happening of a Change of Control, or if Mr. Chaimowitz is terminated without cause, or for disability, or he resigns for good reason, or upon his death, all options then held by Mr. Chaimowitz will immediately vest and become exercisable. For purposes of the agreement, the term Change of Control means any of the following: (a) any person, as that term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (other than the Company, fiduciaries or trustees under the Company's employee benefit plan, members of the Cayre family, General Atlantic Partners, LLC ("GAP"), entities controlled or managed by GAP, or any entity more than 50% owned beneficially by any of the aforementioned), becomes the beneficial owner, directly or indirectly, of 50% or more of the voting power of the Company's then outstanding securities; (b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company (and any new director approved by such persons), cease for any reason to constitute at least a majority of the Board of Directors; (c) the approval by the Company's stockholders of certain mergers or consolidations of the Company with any other entity; or (d) the approval by the Company's stockholders of a plan of complete liquidation of the Company or an agreement for the sale or distribution of all or substantially all of the Company's assets.

     The Company has entered into an employment agreement with Harry M. Rubin, pursuant to which he serves as Executive Vice President and General
Manager -- International Division and Business Affairs for a three-year term ending on December 31, 2001. On April 28, 1998, Mr. Rubin was appointed President of the International Division. The agreement provides that Mr. Rubin's annual salary is $360,000 for the year ended 1998, subject to annual review during the term of Mr. Rubin's agreement in increases of not less than 5% per year, but otherwise in the Company's discretion. In addition, Mr. Rubin is eligible to receive bonuses and stock option grants at the discretion of the Board of Directors, provided that Mr. Rubin will participate in the Company's senior executive bonus plan with a target bonus of 50% of his base salary. Mr. Rubin is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, Mr. Rubin has agreed not to engage in any competitive business until the later of December 31, 2001 or, if his employment with the Company is terminated for disability, or other than for cause, or he resigns for good reason (as defined in the agreement), then for so long as the Company continues to pay him severance payments pursuant to the agreement. If Mr. Rubin's employment is not terminated prior to a Change of Control (as defined above), then his obligation not to engage in any competitive business is limited to a period equal to the greater of (i) two years from the date of such Change of Control or (ii) the period during which he remains employed by the Company or its successor and parent company, if any. In addition, if, following a Change of Control, there occurs good reason (as defined in the agreement), Mr. Rubin is not an Executive Vice President of the Company, its successor or parent company, or if Mr. Rubin's employment is terminated other than for cause, then Mr. Rubin may, within 90 days of any such event, terminate his employment with the Company or its successor and parent company and in such case he will receive severance payments otherwise payable under the employment agreement with the same effect as if he were terminated without cause or resigned with good reason. Upon the happening of a Change of Control, or if Mr. Rubin is terminated without cause, or for disability, or he resigns for good reason or upon his death, all options then held by Mr. Rubin will immediately vest and become exercisable.

     The Company has entered into an amended employment agreement with David Chemerow, pursuant to which he serves as President and Chief Operating Officer of the Company for a three-year term ending on

May 14, 2000. The agreement provides that Mr. Chemerow's annual salary is $360,000, that his base salary will be subject to discretionary increase by the Company's Board of Directors and that Mr. Chemerow will be eligible to receive annual bonuses not to exceed an amount equal to 50% of his base salary in effect at such time, in such amounts as determined by the Company's Chief Executive Officer and the Board of Directors. Mr. Chemerow is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, Mr. Chemerow has agreed not to engage in any competitive business until the later of May 14, 2000 or, if his employment with the Company is terminated for disability or other than for cause, then for so long as the Company continues to pay him severance payments pursuant to the agreement. If Mr. Chemerow's employment is not terminated prior to a Change of Control (as defined above), then his obligation not to engage in any competitive business is limited to a period equal to the greater of (i) two years from the date of such Change of Control or (ii) the period during which he remains employed by the Company or its successor and parent company, if any. If, following a Change of Control, (i) Mr. Chemerow's employment is terminated other than for cause (including a deemed termination as defined in the agreement) or
(ii) Mr. Chemerow is required to relocate as described in the agreement, then at any time within 90 days of any such event, Mr. Chemerow may terminate his employment with the Company or its successor and parent company and in such case he will receive severance payments otherwise payable under the agreement with the same effect as if he were terminated without cause. Upon the happening of a Change of Control, or if Mr. Chemerow's employment is terminated without cause, all options then held by Mr. Chemerow will immediately vest and become exercisable.

     The Company has entered into an employment agreement with Andrew Gregor, pursuant to which he serves as Chief Financial Officer and Senior Vice President, Finance and Administration. The agreement provides that Mr. Gregor's annual base salary is $235,000, that his base salary will be subject to discretionary increase by the Company's President and Board of Directors and that Mr. Gregor will be eligible to receive annual bonuses not to exceed an amount equal to 50% of his base salary in effect at such time, in such amounts as determined by the Company's President and Board of Directors. Mr. Gregor is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, Mr. Gregor has agreed not to engage in any competitive business until August 18, 1998 or, if his employment with the Company is terminated other than for cause, then for as long as the Company continues to pay severance amounts pursuant to the agreement. If, within one year following a Change of Control (as defined above), neither Joseph
J. Cayre nor Ronald W. Chaimowitz is the Chairman of the Board of Directors or the President of the Company or its successor, or if either person does hold one of such offices, Mr. Gregor does not report directly to one of such persons, then all options held by Mr. Gregor will immediately vest and become exercisable.

     The Company has entered into an employment agreement with Charles F. Bond, pursuant to which he serves as President of the Value Price and Distribution Division of the Company for a three-year term ending on June 30, 1998. The agreement also establishes a base salary of $300,000 per annum during the term of employment and provides that Mr. Bond will receive an annual bonus in prescribed amounts if certain pre-tax net income levels are reached by the Company. Mr. Bond is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, in connection with the purchase of Slash by the Company, as of June 23, 1995, the Company entered into a Non-Competition Agreement with Mr. Bond, pursuant to which he has agreed not to be involved in any competing business in the United States until the earlier of one year following termination without cause or June 23, 2000.

     Each of the employment agreements prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of April 24, 1998, concerning the Common Stock of the Company beneficially owned (i) by each director of the Company, (ii) by the Named Executive Officers and all executive officers and directors as a group, and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                               SHARES BENEFICIALLY
                                                                      OWNED
                                                              ---------------------
                                                                SHARES      PERCENT
                                                                --------    -------
Joseph J. Cayre(1)..........................................  13,909,388     20.4
Jack J. Cayre(2)............................................   3,692,585      5.4
Stanley Cayre(3)............................................   8,843,923     13.0
Kenneth Cayre(4)............................................   8,825,135     13.0
Ronald W. Chaimowitz(5).....................................   1,698,082      2.5
General Atlantic Partners, LLC(6)...........................   7,428,525     10.9
  3 Pickwick Plaza, Greenwich, CT 06830
Steven A. Denning(7)........................................   7,428,525     10.9
William E. Ford(8)..........................................   7,428,525     10.9
Jordan A. Levy(9)...........................................      71,000      *
Harry M. Rubin(10)..........................................     155,829      *
Alvin N. Teller(11).........................................      40,000      *
Phillip J. Riese............................................      13,000      *
Various trusts for the benefit of the children of Joseph J.
  Cayre.....................................................   6,380,000      9.4
  417 Fifth Avenue, New York, NY 10016
Various trusts for the benefit of the children of Stanley
  Cayre.....................................................   4,750,670      7.0
  417 Fifth Avenue, New York, NY 10016
Various trusts for the benefit of the children of Kenneth
  and Lillian Cayre.........................................   7,119,688     10.5
  417 Fifth Avenue, New York, NY 10016
Andrew Gregor(12)...........................................     112,500      *
Charles F. Bond(13).........................................   1,929,900      2.8
All executive officers and directors as a group (17
  persons)(14)..............................................  46,719,867     66.9

---------------
  *  Less than 1%

 (1) Includes 6,380,000 shares in the aggregate held in various trusts for the benefit of Joseph J. Cayre's children, for which trusts his wife serves as trustee. Also includes 1,759,388 shares held by a charitable foundation for which Joseph J. Cayre and his wife serve as trustees. Joseph J. Cayre disclaims beneficial ownership of the shares held by such trusts and such foundation. Also includes 420,000 shares held by Joseph J. Cayre in grantor retained annuity trusts.

 (2) Includes 105,000 shares held by Jack J. Cayre in grantor retained annuity trusts, 475,085 held by a charitable foundation for which he serves as trustee, and 142,500 shares subject to options exercisable within 60 days. Jack J. Cayre disclaims beneficial ownership of the shares held by such foundation.

 (3) Includes 4,750,670 shares in the aggregate held in various trusts for the benefit of Stanley Cayre's children, for which trusts his wife serves as trustee. Also includes 453,000 shares held by a charitable foundation whose trustees are Stanley Cayre and his wife. Stanley Cayre disclaims beneficial ownership of the shares held by such trusts and such foundation. Also includes 114,658 shares held by Stanley Cayre in a grantor retained annuity trust.

 (4) Includes 7,119,688 shares in the aggregate held in various trusts for the benefit of Kenneth and Lillian Cayre's children, for which trusts Lillian Cayre serves as trustee. Also includes 50,000 shares held by a charitable foundation whose trustees are Kenneth Cayre and Lillian Cayre. Kenneth Cayre disclaims beneficial ownership of the shares held by such trusts and such foundation. Also includes 41,242 shares held by Kenneth Cayre in a grantor retained annuity trust.

 (5) Includes 84,380 shares held in a trust for the benefit of Ronald W. Chaimowitz's daughter, for which trust Ronald W. Chaimowitz's wife serves as trustee. Ronald W. Chaimowitz disclaims beneficial ownership of such shares. Also includes 987,500 shares subject to options exercisable within 60 days.

 (6) Includes 4,184,545 shares held by General Atlantic Partners 16, L.P. ("GAP 16"), 2,092,273 shares held by General Atlantic Partners 19, L.P. ("GAP 19"), 647,707 shares held by GAP Coinvestment Partners, L.P. ("GAP Coinvestment") and 504,000 shares held by General Atlantic Partners II, L.P. ("GAP II"). The general partner of GAP 16, GAP 19 and GAP II is General Atlantic Partners, LLC, a Delaware limited liability company. The managing members of General Atlantic Partners, LLC are Steven A. Denning, David C. Hodgson, Stephen P. Reynolds, J. Michael Cline, William O. Grabe, William E. Ford, Nancy E. Cooper, Peter L. Bloom and Franchon M. Smithson. The same individuals are the general partners of GAP Coinvestment. Messrs. Denning and Ford, directors of the Company, are the Executive Managing Member and a managing member, respectively, of General Atlantic Partners, LLC and general partners of GAP Coinvestment. Messrs. Denning and Ford disclaim beneficial ownership of shares owned by GAP 16, GAP 19, GAP Coinvestment and GAP II, except to the extent of their respective pecuniary interests therein.

 (7) Includes 4,184,545 shares held by GAP 16, 2,092,273 shares held by GAP 19, 647,707 shares held by the GAP Coinvestment and 504,000 shares held by GAP
     II. Mr. Denning disclaims beneficial ownership of shares owned by GAP 16, GAP 19, GAP Coinvestment and GAP II, except to the extent of his respective pecuniary interests therein.

 (8) Includes 4,184,545 shares held by GAP 16, 2,092,273 shares held by GAP 19, 647,707 shares held by GAP Coinvestment and 504,000 shares held by GAP II. Mr. Ford disclaims beneficial ownership of shares owned by GAP 16, GAP 19, GAP Coinvestment and GAP II, except to the extent of his respective pecuniary interests therein.

 (9) Includes 62,500 shares subject to options exercisable within 60 days.

(10) Represents 155,829 shares subject to options exercisable within 60 days.

(11) Includes 7,500 shares subject to options exercisable within 60 days.

(12) Includes 109,500 shares subject to options exercisable within 60 days.

(13) Includes 50,000 shares held by Mr. Bond's wife (as to which shares he disclaims beneficial ownership), 100,000 shares held in a grantor retained annuity trust, and 15,500 shares subject to options exercisable within 60 days.

(14) Includes an aggregate of 1,789,079 shares subject to options exercisable within 60 days. Also includes 21,540 shares which are held in escrow and subject to certain indemnification rights of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES

     In December 1997, the Company relocated its principal administrative, sales, marketing and development facilities to 417 Fifth Avenue in New York City under a lease expiring in 2007. The landlord under this lease is an unaffiliated third party. The leases on the Company's previous headquarters located at 16 East 40th Street, which were owned by 16 East 40th Associates, an entity in which Joseph J. Cayre, Stanley Cayre and Kenneth Cayre collectively have a 50% ownership interest, were terminated as of January 1, 1998. During the year ended December 31, 1997, the Company paid approximately $657,000 in the aggregate in rent to 16 East 40th Associates.

     In May 1995, G.T. Interactive Software (Europe) Limited, the Company's European subsidiary, entered into a lease with respect to its principal executive offices with Marylebone 248 Realty LLC ("Marylebone 248"), an entity controlled by Joseph J. Cayre and Jack J. Cayre. This lease expires in 2020. During the year ended December 31, 1997, the Company paid approximately $394,000 in rent to Marylebone 248.

TRANSACTIONS WITH GOODTIMES HOME VIDEO CORP.

     During the year ended December 31, 1996, the Company sold approximately $3,488,000 of software products to GTHV, a majority of whose stock is owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. In connection with the sales of such products, the Company had a receivable from GTHV for approximately $2,996,000 at December 31, 1997. In February 1998, $2,869,000 of such receivable was paid.

     GTHV also performed certain assembly and packaging services for the Company. During the year ended December 31, 1997, the Company charged to operations approximately $2,498,000 in fees for such services.

REPS AGREEMENT

     In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. REPS provides such services to the Company as well as to third parties not affiliated with the Cayre family. The Company has an agreement with REPS pursuant to which REPS supplied such services, at its cost, through December 31, 1997. The Company is in negotiation with REPS to extend this agreement and is currently operating on a month to month basis under the terms of the old agreement. During the year ended December 31, 1997, the Company charged to operations approximately $4,817,000 in fees to REPS.

TRAVEL SERVICES

     The Company occasionally hires Eastway Aircraft Services, Inc. ("Eastway") to provide business travel services for its officers and employees. Eastway leases two planes from JT Aviation Corp., a company owned by Joseph J. Cayre. Eastway is not owned in whole or in part by any member of the Cayre family. Eastway provides air travel to the Company at an hourly rate and on an as needed as available basis. During the year ended December 31, 1997, the Company paid approximately $370,000 to Eastway.

     The Company also occasionally hires JC Aviation Corp. ("JCAC"), a company owned by Jack J. Cayre, to provide business transportation services for its officers. During the year ended December 31, 1997, the Company paid approximately $26,000 to JCAC.

TRANSACTIONS WITH SOFTBANK

     The Company has entered into agreements with SOFTBANK pursuant to which SOFTBANK (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a per service basis. Pursuant to its terms, the agreement relating to customer support service has been renewed on a month to month basis since the expiration of its initial term on December 17, 1996 and the expiration of the agreement providing for the fulfillment service on August 2, 1997. Both agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. During the year ended December 31, 1997, the Company charged to operations approximately $230,000 in fees to SOFTBANK. Jordan A. Levy is Co-Chairman of SOFTBANK.

     The Company believes that the terms of the foregoing transactions are no less favorable to the Company than could be obtained by the Company from unrelated parties on an arm's-length basis.

GREGOR LOAN

     On August 31, 1996, the Company extended a loan to Andrew Gregor in the principal amount of $250,000. Such loan bears interest at the rate of 6.15% per annum and was amended in March 1998 to extend the maturity date from August 31, 1998 to August 31, 2000.

GARSKE LOAN

     On August 31, 1996, the Company extended a loan to Chris Garske, the former Senior Vice President of Publishing of the Company, in the principal amount of $200,000. Such loan bore interest at the rate of 6.15% per annum and was repaid in full in 1997.

SINGLETRAC LOANS

     The Company has extended non-interest bearing loans to three employees of the Company who were former stockholders of SingleTrac, including Michael A. Ryder, Senior Vice President, Product Development, of the Company. The principal amount of each such loan is $100,000. Such loans become due and payable at the earliest of the sale of their stock of the Company, in November 1999 or six months following termination of the borrowers' respective employment with the Company. Each of the borrowers has pledged 20,000 shares of the Company's Common Stock, as collateral security for the loans.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GT INTERACTIVE SOFTWARE CORP.

                                          By:   /s/ RONALD W. CHAIMOWITZ
                                            ------------------------------------
                                            Name:    Ronald W. Chaimowitz
                                            Title:   Chairman of the Board of
                                                     Directors and Chief
                                                     Executive Officer
                                            Date:    April 30, 1998