Form 10-KT
period 1998-03-31
GT INTERACTIVE SOFTWARE CORP
filed 1998-06-29
CIK 1002607

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                               TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 1998 to March 31, 1998.     Commission
File No. 0-27338
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 726-6500
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.01 par value
                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                            ------------------------

     The aggregate market value of the registrant's Common Stock, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on June 19, 1998 as reported on the Nasdaq National Market, was $165,404,633. As of June 19, 1998, there were 68,072,073 shares of the registrant's Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                         GT INTERACTIVE SOFTWARE CORP.
                      1998 TRANSITION REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                     PART I

Item 1.     Business....................................................      2
Item 2.     Properties..................................................     18
Item 3.     Legal Proceedings...........................................     18

Item 4.     Submission of Matters to a Vote of Security Holders.........     19

                                    PART II
Item 5.     Market for the Registrant's Common Equity and Related            20
            Stockholder Matters.........................................
Item 6.     Selected Financial Data.....................................     21
Item 7.     Management's Discussion and Analysis of Financial Condition      22
            and Results of Operations...................................
Item 8.     Index to the Financial Statements and Supplementary Data....     29

Item 9.     Changes in and Disagreements with Accountants on Accounting      29
            and Financial Disclosure....................................

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........     30
Item 11.    Executive Compensation......................................     34
Item 12.    Security Ownership of Certain Beneficial Owners and              39
            Management..................................................

Item 13.    Certain Relationships and Related Transactions..............     41

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form      43
            8-K.........................................................
Signatures  ............................................................     47

                                     PART I

     This Transition Report on Form 10-K contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties. Actual events or the actual future results of the Company may differ materially from the results discussed in the forward-looking statements due to various factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 11 to 17. Unless otherwise indicated, all information in this Transition Report on Form 10-K gives effect to the Company's change in fiscal year end, beginning January 1, 1998, from December 31 to March 31.

ITEM 1.  BUSINESS

GENERAL

     GT Interactive Software Corp., a Delaware corporation (the "Company") creates, publishes, merchandises and distributes interactive entertainment, edutainment and value-priced consumer software for a variety of platforms on a worldwide basis. Similar to major film studios and record companies, the Company employs a portfolio approach to achieve a broad base of published products across most major consumer software categories. The Company publishes software titles that are developed both internally and through third-party publishing relationships it has established with a variety of independent software design groups and content providers. Externally developed titles are published through various arrangements with such independent developers and are generally published, reproduced, packaged, marketed, promoted and distributed by the Company. Recognizing that software distribution capabilities attract software publishing content, the Company has used its strong distribution foundation to build its current position as a leader in the consumer software publishing business. According to PC Data, for 1997 and the first three months of 1998, the Company achieved the industry's second highest market share in number of units sold in the personal computer ("PC") software game category and the industry's highest market share in dollars and number of units sold in the PC software value-priced category. In addition, the Company achieved the industry's fourth highest market share for 1997 and the third highest market share for the first three months of 1998 in number of units sold in the PC education software category.

     The Company believes that it is the largest distributor of consumer software to mass merchants in the United States and that it is the largest supplier of consumer software (including its own and third-party published software) to approximately 2,325 Wal-Mart stores and approximately 800 Target stores. Additionally, the Company supplies value-priced software under specially designed programs to approximately 2,115 Kmart stores and has established direct selling relationships for its own published titles with a variety of other major retailers, including Sam's Club, Price-Costco, CompUSA, Best Buy and Computer City.

     Over the last two years, the Company has consummated a number of strategic acquisitions and investments that have significantly increased its internal development capabilities and added to its expanding publishing base. In June 1996, the Company acquired WizardWorks Group, Inc. ("WizardWorks"), a publisher of a wide variety of consumer software products, and FormGen, Inc. ("FormGen"), a publisher of interactive PC shareware and software, including the popular Duke Nukem 3D for PCs, which is published under a license from 3D Realms. The Company subsequently acquired all other rights to publish Duke Nukem 3D worldwide for all PC and console platforms. In July 1996, the Company acquired Humongous Entertainment, Inc. ("Humongous"), a premier developer and publisher of original interactive children's entertainment software. Humongous' award-winning software line features popular characters such as Putt-Putt, Freddi Fish, Pajama Sam and Spy Fox. In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a leading developer of front-line action software titles, including popular PlayStation titles JetMoto, Twisted Metal, Twisted Metal II and WarHawk.

     Additionally, in November 1996, the Company acquired the operations of Warner Interactive Europe ("Warner Interactive"), a developer and publisher of interactive PC software, and in January 1997, One Stop Direct Limited ("One Stop"), a U.K. value-priced products distributor.

     In November 1996, the Company invested approximately $7.1 million in preferred stock of OddWorld Entertainment, Inc. ("OddWorld") which is convertible into 50% of the common equity of OddWorld. As a result of this investment, the Company appoints certain members of the Board of Directors of OddWorld. OddWorld's principals have extensive experience in the ground-breaking application of computer-generated images in film, commercials and theme park rides. In 1997, the Company entered into a publishing relationship with OddWorld that resulted in the release of OddWorld: Abe's Oddysee and gives the Company the right of first refusal over all games developed by OddWorld until 2002.

INDUSTRY BACKGROUND

     The worldwide interactive entertainment software market is comprised primarily of software for two distinct platforms: PCs and video game consoles. The market has grown dramatically in recent years due to the increasing installed base of multimedia PCs and current generation game console systems. In addition, the development of enabling multimedia technologies, the proliferation of software titles, the development of new and expanding distribution channels and the emergence of a strong international market for interactive entertainment software have spurred the rapid expansion of the interactive entertainment market.

     PC SYSTEMS. According to the International Data Corporation ("IDC"), households having a PC had grown to 43% of U.S. households with an installed base of 43 million households at the end of 1997. IDC is projecting households having a PC to grow to 53% of U.S. households, or to 56 million households, by the end of 2002. The advent of the sub-$1,000 PC has added a new demographic to the PC market and has further increased PC ownership. IDC believes that home PC hardware shipments in the United States will grow 12% to 12.0 million units in 1998 from 10.7 million units in 1997. Tracking the increase in penetration and growth in PC hardware, U.S. sales of PC entertainment software grew 19%, from $1.2 billion in 1996 to $1.4 billion in 1997. IDC expects 1998 entertainment software sales to increase to $1.7 billion. In terms of units, IDC projects that PC games/entertainment software shipments in the United States will increase 28% over 1997 shipments of 44.7 million units to 57.5 million units in 1998.

     CONSOLE SYSTEMS. The console market has historically been dominated by three console manufacturers: Sony, Nintendo and Sega. According to IDC, U.S. shipments for console hardware grew 32%, from 11.6 million units in 1996 to 15.3 million units in 1997. Much of this growth was fueled by the continuing consumer demand for 32-bit Sony PlayStation ("PlayStation") and 64-bit Nintendo 64 ("N64") game consoles, as Sony and Nintendo currently dominate the console market. The growth in game console shipments has led to a rapid expansion in console software revenues in the United States which grew 55% from $2.3 billion in 1996 to $3.5 billion in 1997. IDC believes that 1998 game console software revenues in the United States will increase to $4.2 billion, or 19%, from 1997 revenues.

     The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software has been sold through specialty stores. Today, consumer software is increasingly sold through mass merchants such as Wal-Mart, Kmart and Target, as well as major retailers, including Sam's Club, Price-Costco and Best Buy. The Internet and on-line networks also present a new channel through which publishers and distributors can market, advertise and distribute their products to end-users.

     Although the number of distribution channels for software titles has increased, the abundance of new software titles has forced retailers to be highly selective when allocating shelf space. Despite this proliferation of new titles, a limited number of titles actually capture a majority of the sales in the front-line interactive entertainment software market. This hit-driven market has also led to higher production budgets for front-line titles as well as to more complex development processes, longer development cycles and generally shorter product life cycles. Publishers with a history of producing hit titles have enjoyed a significant marketing advantage because of their heightened brand recognition and customer loyalty. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. Edutainment and value-priced software products are less susceptible to the pressures of a hit driven market primarily due to the buying characteristics of their narrower target markets.

     Another result of these market pressures is the trend in the industry toward the consolidation of software companies and the diversification of products offered by such companies. High investment requirements, together with the need for a wide distribution network in order to amortize high fixed production costs, have led to a consolidation of the industry. The Company believes that companies with good distribution networks and which can offer a diverse portfolio of high-quality, branded products should enjoy a competitive advantage over others in the industry.

BUSINESS ACTIVITIES

     Publishing, together with merchandising and distribution, are the two major activities of the Company. Publishing is divided into front-line and value-priced products. Front-line publishing accounted for 38% of the Company's revenues in the three months ended March 31, 1998, as compared to 30%, 45%, 36% and 29% for the three months ended March 31, 1997 and the years ending December 31, 1997, 1996 and 1995, respectively. Value-priced publishing accounted for 24% of the Company's revenues in the three months ended March 31, 1998, as compared to 16%, 16%, 18% and 23% for the three months ended March 31, 1997 and the years ending December 31, 1997, 1996 and 1995, respectively. Merchandising and distribution accounted for 38% of the Company's revenues for the three months ended March 31, 1998, as compared to 53%, 39%, 46% and 48% for the three months ended March 31, 1997 and the years ending December 31, 1997, 1996 and 1995, respectively.

     The Company sells its own published titles to a variety of major retailers, including Sam's Club, Price-Costco, CompUSA, Best Buy and Computer City, and distributes its own products, as well as those of other publishers, to certain mass merchants. The Company believes that it is the largest distributor of third-party consumer software to mass merchants in the United States. The Company publishes, markets and distributes its titles in 39 countries worldwide, increasing its international revenues substantially over the last two years.

PUBLISHING

  Front-Line Titles

     The Company publishes higher priced, higher margin front-line titles for use on multiple platforms. In addition to providing higher margins, the Company believes that front-line titles generally have longer product life cycles and can serve as the basis for sequels, product extensions and related titles. Additionally, front-line titles have greater potential for achieving high brand recognition and franchise status and, accordingly, are supported by extensive marketing efforts coordinated with their release. Since its inception, the Company has released a number of front-line titles covering a variety of gaming genres.

     From January 1995 to March 1998, the Company published 98 new front-line titles. These titles generally lead to multiple releases, including re-releases of the same title on different platforms and in different countries. For example, Duke Nukem was released on three different platforms domestically and two different platforms internationally, resulting in five total releases.

--------------------------------------------------------------------------------------------------------------
                                                YEAR ENDED DECEMBER 31         THREE MONTHS ENDED
                                          ----------------------------------- --------------------
                                             1995        1996        1997           3/31/98           TOTAL
--------------------------------------------------------------------------------------------------------------
 Number of New Front-line Titles
   Published                                  13          25          48               12              98
--------------------------------------------------------------------------------------------------------------

     The table below highlights selected Company releases since 1995 which successfully became franchise titles.

                      SELECTED TITLES RELEASED SINCE 1995

-------------------------------------------------------------------------------------------------
TITLE                                      GENRE                          PLATFORM(S)
-------------------------------------------------------------------------------------------------
 Doom                                 Action/Adventure             PlayStation, Saturn
-------------------------------------------------------------------------------------------------
                                                                Mac, N64, PC, PlayStation,
 Doom II                              Action/Adventure                    Saturn
-------------------------------------------------------------------------------------------------
 Duke Nukem 3D                        Action/Adventure             N64, PC, PlayStation
-------------------------------------------------------------------------------------------------
 Duke Nukem 3D Atomic                 Action/Adventure                      PC
-------------------------------------------------------------------------------------------------
 Duke Nukem Kill-A-Ton                Action/Adventure                      PC
-------------------------------------------------------------------------------------------------
 Hexen                                Action/Adventure         N64, PC, PlayStation, Saturn
-------------------------------------------------------------------------------------------------
 OddWorld: Abe's Oddysee              Action/Adventure               PC, PlayStation
-------------------------------------------------------------------------------------------------
 Quake                                Action/Adventure                   N64, PC
-------------------------------------------------------------------------------------------------
 Ultimate Doom                        Action/Adventure                   Mac, PC
-------------------------------------------------------------------------------------------------
 Deer Hunter                       Sportsman/Value-priced                   PC
-------------------------------------------------------------------------------------------------
 Freddi Fish 2                     Children's Edutainment                Mac, PC
-------------------------------------------------------------------------------------------------
 Putt-Putt Travels Through
   Time                            Children's Edutainment                Mac, PC
-------------------------------------------------------------------------------------------------
 Imperium Galactica                       Strategy                          PC
-------------------------------------------------------------------------------------------------
 Total Annihilation                       Strategy                          PC
-------------------------------------------------------------------------------------------------

     The Company acquires content for front-line titles from both in-house development studios and independent third-party developers. As a result of the 1996 acquisition of Humongous, the 1997 acquisition of SingleTrac and the creation of Cavedog Entertainment ("Cavedog"), the Company has released 27 titles, including internally developed front-line titles Putt Putt Travels Through Time from Humongous and Total Annihilation from Cavedog. The Company expects the number of internally developed products to significantly increase as a percentage of the Company's total published product as a result of the Company's recent acquisitions and investment in internal development capabilities.

     Cavedog, one of the Company's internal development studios, published its first front-line entertainment software, Total Annihilation, a highly acclaimed real-time 3D strategy game, in the third quarter of 1997. As of early February 1998, Total Annihilation fans had made www.totalannihilation.com one of the 36 most visited websites on the Internet and the third most visited gaming website, according to www.hot100.com. Total Annihilation has earned more than 45 industry awards of excellence, in addition to receiving top reviews and honors from the world's gaming press. The Company also released (for use on the PlayStation and PC formats) OddWorld: Abe's Oddysee, the first in a five-game series that combines life-like character motion with intuitive controller interfaces inside highly rendered backgrounds, bringing players into a rich, deeply developed world that is more like a film than a game. OddWorld: Abe's Oddysee has sold more than one million copies worldwide since its introduction in late 1997. In addition, SingleTrac released Critical Depth for PlayStation in 1997 shortly after it was acquired by the Company.

     Humongous is currently the centerpiece of the Company's edutainment business, which focuses on developing and marketing products combining entertainment and learning experiences for children ages three to ten. Humongous software features popular characters such as Putt-Putt, Freddi Fish, Pajama Sam and Spy Fox. Humongous titles, such as Putt-Putt Saves The Zoo, Freddi Fish and the Case of the Missing Kelp Seeds and Fatty Bear's Birthday Surprise, have won dozens of awards in the past few years. In June 1997, Humongous and Nickelodeon entered into an exclusive five-year worldwide agreement to develop CD-ROMs based on Blue's Clues, Nickelodeon's highly popular preschool television show. This agreement marks the first time that Humongous will develop software based on a character outside of its family of award-winning originals.

     The Company also publishes titles from independent developers of software products. The Company believes it has historically been successful in identifying talented developers and establishing mutually beneficial relationships with those developers and works with them to develop brand franchises across a variety of products. For example, the Duke Nukem franchise created by 3D Realms has generated for the Company unit sales to date in excess of three million. In February 1998, the Company and 3D Realms entered into an exclusive agreement with Threshold Entertainment, an intellectual property management company, to exploit the Duke Nukem franchise across film, television and home video media worldwide.

     In addition to domestic front-line publishing, the Company has broadened its international sales efforts by establishing relationships with software publishers and distributors in several of the largest international markets, including the United Kingdom, Germany, France and Australia. In January 1995, the Company established a European publishing operation in the United Kingdom. International operations were expanded in November 1996 when the Company acquired the operations of Warner Interactive, a European subsidiary of Warner Music Group, in the United Kingdom, Germany and France. In January 1997, the Company acquired One Stop, a U.K. value-priced products distributor. Through these subsidiaries, the Company publishes, markets and distributes its products direct to retail merchants throughout Europe and Australia. In total, combined with the Company's U.S.-based operations, the Company publishes, markets and distributes its titles in 39 countries worldwide.

     International front-line revenues as a percentage of total revenues were 22% in the three months ended March 31, 1998, as compared to 15%, 24%, 13% and 5% in the three months ended March 31, 1997 and the years ending December 31, 1997, 1996 and 1995, respectively. In the three months ended March 31 1998, the Company's international front-line revenues increased to 58% of front-line publishing revenues, as compared to 50%, 53%, 36% and 17% in the three months ended March 31, 1997 and the years ending December 31, 1997, 1996 and 1995, respectively.

     The Company believes that international markets provide it with significant growth opportunities. For example, since its introduction in late 1997, the Company sold over one million units of OddWorld: Abe's Oddysee for the PC and PlayStation worldwide, approximately half of which were sold in foreign markets. In addition, in 1997, the Company sold over one million units worldwide of Duke Nukem for the PC, PlayStation and N64, nearly 400,000 of which were sold in foreign markets. Moreover, through its alliance with Midway Games, Inc. and Midway Home Entertainment (collectively, "Midway"), the Company currently has the exclusive right to publish and distribute, in most major markets, excluding North America and Japan, virtually all Midway games for PC and 32- and 64-bit platforms. The Company has similar rights for games developed or acquired by Atari Games Corporation, which is owned by Midway. These titles include NBA Hangtime, based on the popular arcade basketball game, Open Ice, an arcade-style hockey brawl, and Mortal Kombat Trilogy, based on the record-setting martial arts arcade series. The Company is aggressively seeking new opportunities to form alliances with local publishers and distributors in other foreign markets.

  Value-Priced Products

     Through its Value Price and Distribution Division ("Value Price Division"), the Company publishes and distributes a variety of value-priced products for sale at lower price points than front-line software. In early 1995, the Company began to repackage and offer for distribution to mass merchants multi-pack boxes of value-priced software titles. These generally include previously top-selling software titles whose popularity had peaked at higher retail price points or titles that never realized substantial popular recognition. The Company's acquisition in June 1995 of Slash Corporation ("Slash"), a leading publisher, purchaser, repackager and distributor of value-priced software, solidified the Company's presence in the value-priced market. Through its Value Price Division, into which Slash was consolidated, the Company licenses catalog titles, purchases excess inventory (primarily in the CD-ROM format) from other major publishers and may repackage the titles into compilation boxes.

     The Company increased its presence in the growing value-priced software category in June 1996 when it acquired WizardWorks, a developer and publisher of a wide variety of consumer software products, and further expanded its value-priced product line in January 1997, when it acquired One Stop, a U.K. value-priced products distributor. These acquisitions have helped the Company attain a leadership position in the PC value-priced software category over the last two consecutive years. Deer Hunter, an interactive deer hunting challenge published by WizardWorks, was the best-selling PC game in number of units sold from January to March 1998, according to PC Data. WizardWorks also offers add-on levels that complement some of the industry's most popular entertainment titles, including certain of the Company's titles such as Duke Nukem 3D. Through the CompuWorks label, WizardWorks offers a line of home office productivity software that includes such well-known titles as CompuWorks Publisher and CompuWorks Draw. Also included in the acquisition of WizardWorks was MacSoft, a leading publisher of entertainment, edutainment and productivity software for the Macintosh computer. The Company has consolidated all of its Macintosh offerings under the MacSoft brand.

     The Company's Value Price Division provides an opportunity for the Company to manage the entire life cycle of its published products from initial release through their final close-out sale. This enables the Company to generate additional revenues from its former front-line titles.

     The Company also supplies value-priced software under specially designed fixture-based programs, which include special display cases, to Kmart, Wal-Mart and CompUSA. These programs utilize sophisticated distribution and point of sale replenishment systems similar to those in use by the Company for front-line products.

MERCHANDISING AND DISTRIBUTION

     The Company believes that it is one of the few software publishers that sells directly to substantially all of the major retailers of computer software in the United States and that it is the largest distributor of computer software to mass merchants in the United States. The Company sells its own published titles to specialty retailers and distributes its own products, as well as those of other publishers, to certain mass merchants. The Company believes it is the largest supplier of consumer software (including its own and third-party published software) to approximately 2,325 Wal-Mart stores and approximately 800 Target stores. Additionally, the Company supplies value-priced software under specially designed fixture-based programs to approximately 2,115 Kmart stores and has established direct selling relationships for its own published titles with a variety of major retailers, including Sam's Club, Price-Costco, CompUSA, Best Buy and Computer City. During the second-half 1997, Wal-Mart began purchasing consumer software direct from five publishers whose software was previously sold to Wal-Mart through the Company. Wal-Mart may commence direct purchases from other publishers.

     Utilizing its point-of-sale replenishment systems and electronic data interchange (EDI) links with its largest mass merchant accounts, the Company is able to handle high sales volumes to those customers efficiently, manage and replenish inventory on a store-by-store basis and assemble for its customers regional and store-by-store data based on product sell-through. The Company utilizes proprietary technology systems for order processing, inventory management, purchasing and tracking of shipments thereby increasing the efficiency and accuracy of order processing and payments and shortening order turnaround time. These systems automatically track software orders from order processing to point-of-sale, thereby enhancing customer satisfaction through prompt delivery of the desired software titles.

     Based on the strength of its current consumer software distribution operation, the Company has successfully attracted other publishers to utilize its mass merchant distribution capabilities for their products. Such products are generally acquired by the Company and distributed under the name of the publisher who is, in turn, responsible for the publishing, packaging, marketing and customer support of such products. The Company's agreements with other publishers typically provide for certain retail distribution rights in designated territories for a specific period of time, after which those rights are subject to negotiated renewal.

     During 1997, the Company launched the Affiliate Label Program. Empire Interactive became the Company's first affiliate label with such products as Pro Pinball Timeshock!, Flying Corp. Gold, Combat

Chess and The Golf Pro with Gary Player. Under this program, the Company sells and distributes interactive software for, and provides marketing consulting services to, a variety of publishers on a global basis. The Affiliate Label Program is provided on a fee-for-service basis, without the Company taking ownership of the inventory.

PRODUCT DEVELOPMENT

     The Company publishes both internally and externally developed products. Whether a product is developed internally or externally, the Company's Product Evaluation Group, comprised of senior publishing executives, evaluates a product's potential and required investment prior to commencing development. During the development process, periodic reviews and milestone evaluations are used to monitor progress.

  Internal Product Development

     The Company develops and produces titles using a model in which a core group of creative, production and technical professionals on staff at the Company, in cooperation with the Company's marketing and finance departments, have overall responsibility for the entire development and production process and for the supervision and coordination of internal and external resources. Each project team is led by a producer and includes one or more associate producers, game designers, software engineers, artists and a quality assurance leader, all of whom are on the Company's staff. This team assembles the necessary creative elements to complete a title, using where appropriate outside programmers, artists, animators, musicians and songwriters, sound effects and special effects experts, and video studios. The Company believes that this model allows the Company to supplement internal expertise with top quality external resources on an as needed basis.

     The Company has adopted and implemented a rigorous procedure for the selection, development, production and quality assurance of its internally produced entertainment software titles. The process involves one or more pre-development, development and production phases, each of which includes a number of specific performance milestones. This procedure is designed to enable the Company to manage and control production and development budgets and timetables, to identify and address production and technical issues at the earliest opportunity (and, if needed, to cease development of an unviable title), and to coordinate marketing and quality control strategies throughout the production and development phases, while maintaining an environment that fosters creativity. Checks and balances are intended to be provided through the structured interaction of the project team with the Company's creative, technical, marketing and quality assurance/customer support personnel, as well as the legal, accounting and finance departments. The development process for an original, internally developed product typically takes from 12 to 24 months.

  External Product Development

     Since its inception, the Company has established publishing and distribution relationships with independent developers. For the year ended December 31, 1997, 77% of the Company's front-line publishing revenues were derived from products developed by independent, third-party developers (excluding products representing 13% of front-line publishing revenues derived from products published as a result of the Company's interest in, and publishing relationship with, OddWorld or acquired as a result of the Company's recent acquisitions). Acquired titles are marketed under the Company's name as well as the name of the original developer. The agreements with third-party developers typically provide the Company with exclusive publishing and distribution rights for a specific period of time for specified platforms and territories. These agreements may grant to the Company the right to publish sequels, enhancements and add-ons to the product originally being developed and produced by the developer. In consideration for its services, the developer receives a royalty based on sales of the product that it has developed. A portion of this royalty may be guaranteed or pre-paid, with payments tied to the completion of detailed performance milestones.

     The Company manages the production of external development projects by appointing a producer to oversee the product's development and to work with the third-party developer to design, develop and test the game. This producer also helps ensure that performance milestones are timely met. The Company generally has the right to cease making payments to an independent developer if such developer fails to complete its performance milestones in a timely fashion.

MARKETING

     The Company utilizes a wide range of marketing techniques including (i) in-store promotions utilizing display towers and endcaps, (ii) advertising in computer and general consumer publications, (iii) on-line marketing to promote sales of its products, (iv) direct mailings and (v) TV advertising. The Company monitors and measures the effectiveness of its marketing strategies throughout the product lifecycle. Historically, the Company has devoted a substantial amount of its marketing resources to its front-line published products and intends to do so in the future. The Company believes that such marketing is essential for cultivating product successes and brand-name loyalty.

     The Company's marketing programs have expanded along with the Company's publishing business, with an emphasis not just on launching products but on raising the public's awareness of new brands and franchises. For example, the Company began to develop an integrated marketing program for OddWorld: Abe's Oddysee more than a year in advance of its release. This integrated marketing approach included extensive press contact, development of point-of-purchase displays, print and TV advertising, Internet promotion, east and west coast press events and a global synchronized launch on "Odd Friday."

     The Internet is an integral element of the Company's marketing efforts used, in part, to generate awareness for titles months prior to their market debut. The Company incorporates the Internet into its marketing programs through the creation of product-dedicated mini-sites and on-line promotions. In addition, the Company provides editorial material to on-line publications that reach the core gaming audience.

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

     As of March 31, 1998, the Company's staff included 138 employees in domestic sales and marketing and 42 employees in international sales and marketing. The Company also uses independent field sales representative organizations to assist in servicing its mass merchant accounts.

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

     Software developers and publishers are frequently subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products.

     There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. Any such claims or litigation, with or without merit, could be costly and a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could have a material adverse effect on the Company's business, operating results and financial condition. The Company is presently in litigation against Micro Star Software ("Micro Star"), the publisher of a product entitled Nuke It comprised largely of additional levels of play for Duke Nukem 3D which are created by game users and available over the Internet ("Player Created Levels"). The Company contends that the sale of Nuke It infringes the copyright on Duke Nukem 3D (which the Company publishes under license with the parent of 3D Realms) and violates the Lanham Act's trademark, unfair competition and false advertising provisions. On September 26, 1996, the Company obtained a preliminary injunction in federal court in San Diego, California ordering the recall of all copies of Nuke It then in the stores, based on the use of Duke Nukem 3D's protected expression on Nuke It's packaging and in some copies of the Nuke It CD-ROM. The Court also held as a preliminary matter that the Player Created Levels contained in Nuke It did not themselves contain expression from the Duke Nukem 3D game in protectable form. Because the Company believes that this holding is erroneous, it is pursuing an appeal to the U.S. Court of Appeals for the Ninth Circuit, which was argued on November 4, 1997, seeking an injunction halting the sale of Nuke It and any subsequent Micro Star product containing additional levels of play for Duke Nukem 3D. Micro Star has appealed the Court's decision granting the injunction.

MANUFACTURING

     The Company's CD-ROM disk and 3 1/2 inch diskette duplication is contracted out to a number of third-party disk duplication companies. Printing of user manuals and of packaging materials is performed to the Company's specifications by outside sources. Disks, user manuals and sales brochures are, for the most part, assembled for sale by the Company. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects.

     Sony and Nintendo manufacture the Company's products that are compatible with their respective video game consoles, as well as the manuals and packaging for such products, and ship finished products to the Company for distribution. PlayStation products consist of CD-ROMs and are typically delivered to the Company by Sony within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to the Company within 45 to 60 days after receipt of a purchase order. If the Company experiences unanticipated delays in the delivery of manufactured software products, its net revenues and operating results could be materially adversely affected. Furthermore, the long manufacturing cycle associated with video game cartridges requires that the Company forecast retailer and consumer demands for its manufactured titles further in advance of shipment than for PC-based products or PlayStation CD-ROMs.

EMPLOYEES

     As of March 31, 1998, the Company had 1,372 employees worldwide. Domestically, there were a total of 1,260 employees with 107 in administration and finance, 56 in operations, 138 in sales and marketing, 324 in product development and 635 in manufacturing and distribution. Included in the 635 for manufacturing and distribution are 463 employees who are members of Local 734 of the L.I.U. of N.A. of the AFL-CIO (the "Union"). The Union employees are all located at the Edison, NJ distribution and return centers and are subject to a collective bargaining agreement between the Company and the Union which expired on May 31, 1998. The Company and the Union have entered into negotiations for the purpose of renegotiating their collective bargaining agreement and management anticipates resolving the outstanding issues without any material adverse impact to the Company. The Company believes its relations with its employees are good.

     Internationally, as of March 31, 1998, the Company had 112 employees with 32 in administration, 6 in operations, 42 in sales and marketing, 29 in product development and 3 in distribution.

                      FACTORS AFFECTING FUTURE PERFORMANCE
          -----------------------------------------------------------

DEPENDENCE ON KEY CUSTOMER; CREDIT RISK

     The Company believes it is the largest supplier of consumer software to 2,325 Wal-Mart stores, including titles published by the Company and products from other publishers. On a pro forma basis, after giving effect to the 1995 acquisition of Slash, sales to Wal-Mart accounted for approximately 37%, 36%, 45% and 48% of the Company's net revenues for the three months ended March 31, 1998 and for the years ended December 31, 1997, 1996 and 1995, respectively. Accounts receivable from Wal-Mart were approximately $49 million and $70 million at March 31, 1998 and December 31, 1997, respectively. The Company's status as Wal-Mart's largest supplier is not based upon any written agreement or understanding. Accordingly, such status could end at any time. In addition, Wal-Mart has dedicated the software department in a limited number of stores to other software publishers on a test basis. There can be no assurance that Wal-Mart will continue to use the Company as its largest supplier of consumer software, or at all. The loss of Wal-Mart as a customer, a significant decrease in product shipments to or an inability to collect receivables from Wal-Mart or any other adverse change in the Company's relationship with Wal-Mart could have a material adverse effect on the Company's business, operating results and financial condition. During the second half of 1997, Wal-Mart began purchasing software directly from five publishers whose software was previously sold to Wal-Mart through the Company. Wal-Mart may commence purchasing products directly from other publishers. Such direct purchases could significantly reduce the Company's sales to Wal-Mart. Gross sales of those companies' products to Wal-Mart through the Company had aggregated approximately $29 million and $37 million for the six months ended June 30, 1997 and for the year ended December 31, 1996, respectively.

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

DEPENDENCE ON NEW PRODUCTS, SEQUELS AND PRODUCT ENHANCEMENT INTRODUCTIONS; PRODUCT DELAYS

     The Company's continued success in the publishing business depends on the timely introduction of successful new products, sequels or enhancements of existing products to replace declining revenues from older products. Consumer preferences for software products are difficult to predict, and few consumer software products achieve significant market acceptance. If revenues from new products, sequels or enhancements were to fail to replace declining revenues from existing products, the Company's business, operating results and financial condition could be adversely affected. Sequels have become more important to the Company's product line, but there can be no assurance that a sequel will be as popular as the original title or that a sequel will be released in time to capitalize on the popularity of the original title. The process of developing software products such as those offered by the Company is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are addressed. A significant delay in the introduction of one or more new products, sequels or enhancements could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in view of the seasonality of the Company's business. See "-- Reliance on Third-Party Software Developers -- Reliance on Other Publishers; Recovery of Prepaid Royalties" and "-- Fluctuations in Quarterly Operating Results; Seasonality."

RELIANCE ON THIRD-PARTY SOFTWARE DEVELOPERS -- RELIANCE ON OTHER PUBLISHERS; RECOVERY OF PREPAID ROYALTIES

     Although the Company substantially increased, primarily through acquisitions, its internal software development capabilities in 1996 and 1997, a majority of the Company's published products are still licensed from, or developed by, independent software developers. The Company's success depends in part on its continued ability to obtain and renew product development agreements with independent developers. There can be no assurance that the Company will be able to obtain or renew product development agreements, or to obtain such content, on favorable terms, or at all. Similarly, there can be no assurance that the Company will obtain rights to sequels of products developed by independent developers for the Company. Such agreements are terminable, in some cases without notice, upon the occurrence of one or more of the following events: those involving the bankruptcy or insolvency of either party to such agreements, the cessation of operations by either of such parties or the material breach of specified provisions of such agreements which breach is not cured within a designated time frame. See "Business -- Publishing." As independent developers are in high demand, there can be no assurance that independent developers, including those which have developed products for the Company in the past, will be available to develop products for the Company in the future. Furthermore, independent developers may begin publishing their own titles rather than relying on software publishers such as the Company for distribution of their titles. For example, in January 1998, a newly formed consortium, in which a number of independent software developers (including Apogee Software (3D Realms), developer of Duke Nukem and Prey, and Epic Megagames, developer of Unreal) purport to have ownership interests, announced that it has secured publishing rights with respect to software titles to be produced by such developers. The consortium also announced, however, that such developers intend to fulfill their existing commitments to other software publishers, including the Company. Although the Company believes that at the present time it is premature to assess the competitive impact of the consortium, there can be no assurance that the competitive pressures exerted by the consortium will not have an adverse effect on the Company's ability to secure future publishing commitments from such developers or any other software developers and, consequently, on the Company's business, operating results and financial condition.

     Many independent developers have limited financial resources, which could expose the Company to the risk that such developers may go out of business prior to completing a project. In addition, the Company cannot always control the timing of the introduction of its products which are developed by or in conjunction with independent developers. While the Company maintains production liaisons with these developers, there can be no assurance that new products developed by them and published by the Company will be introduced on schedule or at all or within acceptable quality guidelines.

     The Company also distributes products on behalf of other publishers. There can be no assurance that the Company will obtain or renew any rights to distribute such products. Failure to retain or obtain such rights could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Publishing" and "-- Merchandising and Distribution."

     Due primarily to the increased demand for consumer software programs, the payment of advances and guaranteed royalties to independent developers has increased and may continue to increase. In connection with its licensing arrangements with independent software developers, the Company had an estimated $10.0 million of royalty advances, associated with multi-year output contracts, on its balance sheet as of March 31, 1998. There can be no assurance that current or future royalty advances will be recouped. The failure to release the products associated with royalty advances, or a delay in release, would prevent or delay the Company's ability to receive revenue to recoup such advances. Further, the sales volumes of products subject to such arrangement may not be sufficient to recover such advances.

RISKS ASSOCIATED WITH ACQUISITIONS

     Over the last three years, the Company has acquired seven consumer software companies. The Company undertook these acquisitions to expand its publishing and distribution capabilities with the assumption that the combined entity would be better able to take advantage of market opportunities than if each of the companies were operated individually. Realization of these benefits will depend in part on the ability of the Company to retain in-house publishing staffs and third-party relationships and to integrate distribution, sales and marketing capabilities. The Company has partially integrated the acquired companies by consolidating certain operations, offices and facilities, and combining administrative, accounting, sales and marketing and distribution functions. The integration of these acquired companies involves, among other things, the opening of new facilities or the expansion of existing facilities, the expansion of accounting systems, controls and procedures, the increase in warehouse and distribution capabilities, the closing of redundant facilities and the elimination of duplicate personnel. The Company is in the early stages of integrating certain of the more recently acquired companies and there can be no assurance that the integration will be completed without disrupting the

Company's business. Should the Company not be able to achieve such integration or not be able to achieve it in a timely manner or in a coordinated fashion, it could materially and adversely affect the Company's business, operating results and financial condition.

     The Company believes that its future growth will depend, in part, on its ability to continue to identify, acquire and integrate companies which have software development and publishing capabilities. Such acquisitions are subject to the negotiation of definitive agreements and to typical conditions in acquisition transactions, certain of which conditions may be beyond the Company's control. While the Company reviews acquisition opportunities in the ordinary course of its business, some of which may be material and some of which are currently under investigation or discussion, the Company presently has no commitments or undertakings with respect to any material acquisitions. There is no assurance that the Company will be able to identify desirable acquisition candidates or will be successful in entering into definitive agreements with respect to desirable acquisitions. Moreover, even if definitive agreements are entered into, there is no assurance that any future acquisition will thereafter be completed or, if completed, that the anticipated benefits of the acquisition will be realized. The process of integrating acquired operations into the Company's operations may result in unforeseen operating difficulties, may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of the Company's existing operations. There can be no assurance that the Company will be able to retain, motivate and manage key employees of those companies which it acquires. Future acquisitions by the Company could result in the incurrence of additional debt and contingent liabilities, which could have a material adverse effect on the Company's financial condition and results of operations.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY

     The Company has experienced and may continue to experience significant quarterly fluctuations in net revenues and operating results due to a variety of factors, including fluctuations in the mix of products with varying profit margins sold by the Company, the size and timing of acquisitions, the size and growth rate of the consumer software market, market acceptance of the Company's products (including the Company's published and third-party distributed titles) and those of its competitors, development and promotional expenses relating to the introduction of new products, sequels or enhancements of existing products, projected and actual changes in product platforms, the timing and success of product introductions by the Company and its competitors, product returns, changes in pricing policies by the Company and its competitors, the accuracy of retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. In addition, delays in the introduction of the Company's front-line titles could result in material fluctuations of the Company's operating results. The Company has experienced, and expects to experience in the future, significant fluctuations in its quarterly net revenues and operating results as a result of such factors. In response to competitive pressures, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's business, operating results and financial condition. The Company's products are generally shipped as orders are received and, accordingly, the Company operates with little backlog. The Company's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results could be disproportionately adversely affected by a decrease in sales or a failure to meet the Company's sales expectations. Defective front-line published products may result in higher customer support costs and product returns.

     Furthermore, the consumer software business is seasonal. Net revenues are typically significantly higher during the fourth calendar quarter, due primarily to the increased demand for consumer software during the year-end holiday buying season. Net revenues in other quarters are generally lower and vary significantly. Accordingly, the Company believes that period to period comparisons of operating results are not necessarily meaningful, unless such comparisons are made between the comparable periods in different years, and should not be relied upon as an indication of future performance. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

CHANGING PRODUCT PLATFORMS

     The consumer software market is characterized by rapidly changing technology, particularly with respect to product platforms. The Company must continually anticipate the emergence of, and adapt its products to, popular platforms for consumer software. When the Company chooses to publish or develop a product for a new platform, it may be required to make a substantial development investment one to two years in advance of shipments of products for that platform. If the Company invests in the development of a product for a platform that does not achieve significant market penetration, the Company's planned revenues from that product will be adversely affected and it may not recover its development investment. In addition, if the Company does not choose to publish or co-develop for a platform that achieves significant market success, the Company's revenue growth and competitive position may also be adversely affected. See "Business -- Publishing."

DEPENDENCE ON SKILLED KEY PERSONNEL

     The continued success of the Company depends to a significant extent upon the continued performance and contribution of its senior management and on its ability to continue to attract, motivate and retain highly qualified employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other creative skills is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the Company's skilled employees or senior management could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the Company may experience increased costs in order to attract and retain skilled employees. Further, while the Company has entered into employment agreements with certain skilled employees and members of its senior management, there can be no assurance that such employees will not leave or compete with the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially and adversely affect the Company's business, operating results and financial condition.

INTERNATIONAL SALES

     The Company has increased international sales materially over the past three years, and expects that international sales will account for a significant portion of its net revenues in the future. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, potential political instability, difficulties installing and managing foreign operations and difficulty in collection of accounts receivable. In addition, acceptance of the Company's products in certain markets has required, and may in the future require, extensive, time-consuming and costly modifications to localize the products for use in particular markets. Software piracy presents a particularly acute problem in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East, and the laws of foreign junctions may not protect the Company's proprietary rights to the same extent as the laws of the United States. There can be no assurance that these or other factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition. See "Business -- Publishing."

COMPETITION

     The market for consumer software products is highly competitive. Only a small percentage of products introduced in the consumer software market achieve any degree of significant market acceptance. Competition is based primarily upon game appeal, price, access to retail shelf space, product enhancements, ability to operate on popular platforms, availability of titles, new product introductions, marketing support and distribution channels.

     The Company competes primarily with other publishers of PC and video game console interactive entertainment software, such as Cendant Corporation, Electronic Arts Inc., Broderbund Software Inc. and The Learning Company. Many of the companies with which the Company currently competes or may compete in the future have comparable or greater financial, technical, marketing, sales and customer support resources, larger and more seasoned internal development teams, greater name recognition and a larger customer base than the Company. In addition, the Company believes that large software companies, media companies and film studios are increasing their focus on the interactive entertainment and edutainment software markets and, as a result of their financial and other resources, name recognition and customer base, may become significant competitors of the Company. Moreover, in a number of geographic markets, certain of the titles offered by the Company, including various hit titles, are offered on a limited number of platforms and compete with the same titles offered by the Company's competitors on other platforms. Current and future competitors with greater financial resources than the Company may be able to carry larger inventories, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and licensors than the Company. See "-- Reliance on Third-Party Software
Developers -- Reliance on Other Publishers; Recovery of Prepaid Royalties."

     The consumer software products market is also extremely competitive with respect to access to third-party developers and content providers. This competition is based primarily on breadth of distribution, development funding, reputation and royalty rates. To the extent that competitors maintain or achieve greater title portfolio breadth, title rights for popular platforms, or access to third-party developers and content providers, or price, shelf access, marketing support, distribution or other selling advantages, the Company could be materially and adversely affected. In addition, several competitors of the Company have recently sought to expand their distribution capabilities. New hardware platforms and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition for the Company.

     There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully with current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. In addition, as part of its value added distribution program, the Company seeks to provide its mass merchant customers with a wide variety of popular titles. Achieving such a product mix requires the Company to supplement the distribution of its published products with certain third-party software products, including products published by the Company's competitors. There can be no assurance that such competitors will continue to provide such products to the Company for distribution to the Company's mass merchant customers and, in fact, during 1997 five competitors began selling their products directly to Wal-Mart, rather than through the Company. See "-- Dependence on Key Customer; Credit Risk." The failure to obtain software titles developed or published by one or more of the Company's competitors, and not being able to obtain these products from other distributors, could have a material adverse effect on the Company's relationships with such mass merchant customers, which in turn would have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company sells a significant portion of published software under licenses from independent developers and, in such cases, does not acquire the copyrights for the underlying work. The Company relies primarily on a combination of patent, trademark, copyright, trade secret and other proprietary rights laws, license agreements, employee and third-party nondisclosure agreements and other legal methods to protect its own proprietary rights and the rights of its developers. Unauthorized copying occurs within the software industry, and if there is a significant increase in the amount of unauthorized copying of the Company's published products or products distributed by it, the Company's business, operating results and financial condition could be materially and adversely affected. United States copyright law, international conventions and international treaties, however, may not provide meaningful protection against unauthorized publication or infringement of the Company's software. Also, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. The Company has also initiated litigation to assert its intellectual property rights. Any such claims or litigation, whether against the Company, with or without merit, or brought by the Company, could be costly and cause a diversion of management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Intellectual Property and Proprietary Rights."

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

LEGAL PROCEEDINGS

     In January, February, and March 1998, ten substantially similar complaints were filed against the Company, its Chairman Emeritus of the Board of Directors and its Chairman and Chief Executive Officer, and in certain actions, its Chief Financial Officer, in the United States District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997 and allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's Common Stock during the class period. Plaintiffs allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, which misstatements purportedly had the effect of overstating the Company's net income and net assets. The Company has not yet moved or answered with respect to the complaints, pending the anticipated filing of a consolidated amended complaint after the court's determination of a lead plaintiff and its counsel. The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions, however, at this stage in the actions no assurance can be given as to their ultimate resolution or that an adverse outcome could not have a material adverse effect on the Company's results of operations and financial condition. See "Item 3. Legal Proceedings."

INTERNET STRATEGIES

     The Company believes that the proliferation of Internet users and on-line networks has created new opportunities for the consumer software industry, including opportunities to strengthen marketing, promotion and direct distribution, broaden its reach to new customers, add value to existing products and to develop new products and markets. The Company has initiated steps to take advantage of these opportunities, including the expansion of its site on the World Wide Web and the development of its Internet infrastructure and capabilities, including electronic distribution capabilities, incorporation of on-line functionality into existing products, and continued development of, and investment in, new Internet-based businesses and products, including multi-player entertainment products. The Company has incurred, and expects to incur, significant additional costs in connection with its Internet infrastructure, including costs associated with the acquisition and maintenance of hardware and software necessary to allow for on-line commerce and multi-player games, as well as the maintenance of its website and personnel who dedicate significant amount of time thereto. Although the Company believes that these platforms and technologies are an integral part of its overall business, there can be no assurance that the Company's Internet strategies will be successful, or that the related costs and investments will provide adequate, if any, returns. Further, the Company's revenues arising from its third-party distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products directly from publishers over the Internet.

PRODUCT RETURNS; INVENTORY RISK

     The Company accepts product returns or provides markdowns or other credits on varying terms in the event that the customer holds excess inventory of the Company's products. In addition, software products as complex as those published by the Company may contain undetected errors when first introduced or when new versions are released. It is the Company's practice to accept returns of defective or damaged products at any time. At the time of product shipment, the Company establishes a return reserve which covers expected future returns of excess inventory or defective products and, if necessary, price protection. This estimate of the potential for future returns of products is based on historical return rates, seasonality of sales, retailer inventories of the Company's products and other factors. The Company has historically experienced product returns at a rate of approximately 30% of gross sales. While the Company is able to recover the majority of its costs on returns of third-party products which it distributes, the Company fully bears the financial risk of returns of its own published products. In addition, as part of the cost of console titles, the Company pays license fees to Sony and Nintendo. These license fees are non-refundable and are not recovered by the Company in the event of returns of console products. Although the Company maintains reserves which it believes to be adequate with respect to product returns and price reductions, there can be no assurance that actual returns to the Company will not exceed the reserves established, which could materially and adversely affect the Company's business, operating results, and financial condition.

YEAR 2000 ISSUES

     The Company has reviewed its critical information systems for Year 2000 compliance and is in the process of developing a plan to remedy any deficiencies in a timely manner. The Company expects to resolve Year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software with Year 2000 compliant applications. The cost of these upgrades or replacements, some of which have been budgeted for the year ending March 31, 1999, is not expected to be material to the Company's financial position or results of operations. However, there can be no assurance that such upgrades and replacements can be completed on schedule or within estimated costs or can successfully address the Year 2000 compliance issues. In addition, the Company is in the process of asking vendors to certify that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected.

CONTROL OVER, AND EXPENSE OF, GAME CONSOLE PRODUCTS

     The Company's contracts with hardware licensors such as Sony and Nintendo, who are among the Company's competitors, often grant significant control to the licensor over the manufacturing of the Company's products. This fact could, in certain circumstances, leave the Company unable to have its products manufactured and shipped to customers. In most events, control of the manufacturing process by hardware companies increases both the manufacturing lead times and the expense to the Company over the lead times and costs that the Company could achieve independently. The Company could experience delays in the manufacturing of products which would cause delays in shipping those products. The results of future periods could be adversely affected by such delays. Finally, the Company's contracts with its hardware licensors often require the Company to take significant risks in prepaying for and holding its inventory of products and the inability to subsequently sell these products at anticipated prices could materially and adversely affect the Company's business, operating results and financial condition. See "Business -- Manufacturing."

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing and development facilities are located in approximately 90,000 square feet of space at 417 Fifth Avenue in New York City under a lease expiring in 2007, which commenced in December 1996.

     The Company maintains a 192,900 square foot distribution center and a 70,000 square foot return center in Edison, New Jersey under leases that expire in July 1999 and May 2000, respectively. In Redwood City, California, the Company maintains approximately 4,000 square feet of office space under a lease that expires in November 1998.

     The Company also maintains several facilities in London, England totaling approximately 16,000 square feet, from which it conducts a substantial portion of its European operations, under leases that expire in the years 2000 and 2020. One of these facilities is owned by Marylebone 248 Realty LLC, an affiliate of Joseph J. Cayre, Chairman Emeritus of the Board of Directors. The Company believes that the terms of this lease are no less favorable to the Company than those it could obtain from independent third parties. Due to the expansion of international operations, the Company has leased additional office space in London, England under a lease expiring in December 2000.

     In connection with the acquisition of Warner Interactive, the Company maintains office space in Hamburg, Germany, and Melbourne and St. Leonards, Australia. These leases in Germany and Australia, which occupy approximately 3,000 and 4,600 square feet, will expire in August 2000 and November 2000, respectively. The Company has leased additional office space in Paris, France, amending an existing lease, which will expire in September 2007.

     The Value Price Division is occupying approximately 240,000 square feet of office, warehouse and distribution space in the Plymouth, Minnesota area under a lease that expires in September 1999. Approximately 56,400 and 26,200 square feet of storage space is occupied under leases that expire in November 1998 and November 1999, respectively, in Plymouth, Minnesota. The Company is actively trying to sublet its prior office and warehouse space of approximately 15,000 square feet in Annapolis, Minnesota, under a lease that expires in December 1998, although there is no assurance that it will be able to do so.

     In Scottsdale, Arizona, the Company maintains two leases: a 25,000 square foot office space under a lease expiring in March 2006 which has been sublet for the remaining term, and a 2,900 square foot office space under a lease expiring in May 2000.

     The Company maintains offices in Woodinville and Bothell, Washington for its Humongous subsidiary. These leases provide approximately 25,500 and 13,000 square feet of office space that expire in June 1998 and December 1998, respectively. Due to the expansion of the Company's internal development, the Company has leased approximately 65,500 square feet of office space to house its Humongous subsidiary which is currently being built in Bothell, Washington, under a lease expiring in May 2008.

     In connection with the acquisitions of SingleTrac and One Stop, the Company has assumed the leases for approximately 15,500 and 1,000 square feet of office space in Salt Lake City, Utah and London, England, which will expire in November 2003 and August 2002, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     On September 18, 1997, Scavenger, Inc., a software developer ("Scavenger"), filed a lawsuit against the Company in the New York Supreme Court claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment. A preliminary conference before the court was held on February 11, 1998, and discovery is proceeding. The Company believes the claims by Scavenger are without merit, arose in the ordinary course of business, and that the ultimate resolution will not be material to the Company's results of operations or financial condition. The Company intends to vigorously defend this action and pursue its counterclaim.

     In January, February, and March 1998, ten substantially similar complaints were filed against the Company, its Chairman Emeritus of the Board of Directors and its Chairman and Chief Executive Officer, and in certain actions, its Chief Financial Officer, in the United States District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to ceratin complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997 and allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's Common Stock during the class period. Plaintiffs allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, which misstatements purportedly had the effect of overstating the Company's net income and net assets. The Company has not yet moved or answered with respect to the complaints, pending the anticipated filing of a consolidated amended complaint after the court's determination of a lead plaintiff and its counsel. The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions, however, at this stage in the actions no assurance can be given as to their ultimate resolution or that an adverse outcome could not have a material adverse effect on the Company's results of operations and financial condition.

     On May 26, 1998, Big Tuna New Media, LLC ("Big Tuna"), a developer of children's software titles, filed suit against the Company in the United States District Court for the Southern District of New York seeking over $35 million in damages, $9 million in punitive damages and injunctive relief for alleged breaches of 1995 and 1996 rights acquisition agreements (the "1995 Agreement" and the "1996 Agreement," respectively). Under the 1995 Agreement, Big Tuna has delivered three out of four software titles and has been paid $1.75 million in advances recoupable against royalties, with a remaining $250,000 advance due upon acceptable delivery of the fourth title. Under the 1996 Agreement, the Company has a five year option to have Big Tuna develop for commercial exploitation between three and five children's software titles per year, as proposed by Big Tuna, in exchange for a minimum $1 million per year in royalties, stock warrant appreciation or cash payment, for a total of $5 million or more. Big Tuna claims that the Company repudiated and breached the 1996 Agreement, by among other things, sending to Big Tuna a notice to cure its material and anticipatory breaches (in light of Big Tuna's failure to timely deliver final proposals) and not making a $1 million payment on or about May 9, 1998, breached confidentiality provisions of the 1995 and 1996 Agreements by allegedly misappropriating Big Tuna's "novel and original ideas" for use in other games, violated the 1995 Agreement and the Lanham Act by improperly bundling for sale two Big Tuna titles created under the 1995 Agreement with non-Big Tuna titles, and violated the 1995 Agreement through accounting irregularities. The Company intends to deny liability and assert counterclaims against Big Tuna for, without limitation, its failure to timely provide final proposals for software titles to the Company in accordance with the 1996 Agreement. The Company believes that Big Tuna's claims arose in the ordinary course of business and that the ultimate resolution will not be material to the Company's results of operations or financial condition.

     Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no items submitted to a vote of security holders during the three month transition period ended March 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the years ended December 31, 1996 and 1997 and the three month transition period ended March 31, 1998 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                              HIGH      LOW
                                                              ----      ---
1996
First Quarter...............................................  $15       $ 8 7/8
Second Quarter..............................................  $25       $10 5/8
Third Quarter...............................................  $26 3/4   $16 3/4
Fourth Quarter..............................................  $26 3/4   $ 6 5/8
1997
First Quarter...............................................  $ 9 1/4   $ 7 1/8
Second Quarter..............................................  $11 7/8   $ 5 7/8
Third Quarter...............................................  $12 3/4   $ 9
Fourth Quarter..............................................  $12 3/8   $ 6 1/8
1998
Three Month Transition Period...............................  $ 8 9/16  $ 5 5/16

     On June 19, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $7 5/16. As of June 19, 1998, there were approximately 243 registered holders of record of the Common Stock.

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

     There were no sales of unregistered securities by the Company during the three month transition period ended March 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial information of the Company which, for each of the years in the four year period ended December 31, 1997 and the three months ended March 31, 1998, is derived from the audited consolidated financial statements of the Company. Consolidated financial information for the three months ended March 31, 1997 is unaudited. These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Transition Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                            THREE MONTHS ENDED
                                                        YEARS ENDED DECEMBER 31,                MARCH 31,
                                                -----------------------------------------   ------------------
                                                  1994       1995       1996       1997      1997       1998
                                                --------   --------   --------   --------   -------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues..................................  $101,826   $234,461   $365,490   $530,677   $93,381   $105,767
Cost of goods sold............................    54,449    138,662    214,580    315,134    57,883     57,092
Selling and distribution expenses.............    16,104     41,733     72,517     98,689    16,538     24,467
General and administrative expenses...........    10,539     19,491     31,157     45,561     8,623     10,655
Research and development......................        --      1,717      5,633     13,824     2,397     10,866
Royalty advance write-off.....................        --         --         --     73,821        --         --
Purchased research and development............        --         --         --     11,008        --         --
SingleTrac retention bonus....................        --         --         --      2,400        --         --
Merger and other costs........................        --         --      3,718      1,050        --         --
Amortization of goodwill......................        --        567      1,092      1,295       347        636
                                                --------   --------   --------   --------   -------   --------
Operating income (loss).......................    20,734     32,291     36,793    (32,105)    7,593      2,051
Interest and other income (expense), net......        41        795      3,974     (2,075)      247     (1,389)
                                                --------   --------   --------   --------   -------   --------
Income (loss) before income taxes.............    20,775     33,086     40,767    (34,180)    7,840        662
Provision for (benefit from) income taxes:
  Federal and state (historical)..............     2,427     14,002     15,628     (9,157)    3,386        304
  Benefit from change in tax status(1)........        --     (3,520)        --         --        --         --
                                                --------   --------   --------   --------   -------   --------
         Total provision for (benefit from)
           income taxes.......................     2,427     10,482     15,628     (9,157)    3,386        304
                                                --------   --------   --------   --------   -------   --------
Net income (loss).............................  $ 18,348   $ 22,604   $ 25,139   $(25,023)  $ 4,454   $    358
                                                ========   ========   ========   ========   =======   ========
Basic net income (loss) per share.............                        $   0.38   $  (0.37)  $  0.07   $   0.01
  Weighted average shares outstanding.........                          66,391     66,982    66,395     67,938
Diluted net income (loss) per share...........                        $   0.37   $  (0.37)  $  0.07   $   0.01
  Weighted average shares outstanding.........                          68,313     66,982    67,358     68,384

                                                              DECEMBER 31,
                                                  ------------------------------------     MARCH 31,
                                                   1994     1995      1996      1997         1998
                                                  ------   -------   -------   -------     ---------
BALANCE SHEET DATA:
Cash and cash equivalents and short-term
  investments.................................    $4,496   $93,694   $76,584   $39,713      $17,329
Working capital (deficit).....................    (4,180)  105,748   113,652    77,965       69,994
Total assets..................................    72,332   301,641   367,111   457,725      365,871
Total debt....................................       413       868     1,415    54,619       28,017
Stockholders' equity (deficit)................    (3,637)  126,040   152,138   134,241      138,889

---------------
(1) The benefit from change in tax status occurred as a result of the transition from an S corporation to a C corporation on March 1, 1995, which allowed the Company to accrue certain tax benefits which would otherwise have flowed to the stockholders of the S corporation. This benefit would not have arisen for the year ended December 31, 1995 had the Company been a C corporation beginning January 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company creates, publishes, merchandises and distributes interactive entertainment, edutainment and value-priced consumer software for a variety of platforms on a worldwide basis. Since it commenced operations in February 1993, the Company has experienced rapid growth and its product and customer mix have changed substantially.

     Publishing, together with merchandising and distribution, are the two major activities of the Company. Publishing is divided into front-line and value-priced products. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and on what platforms it is published. Further, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. To the extent that mass merchants require greater proportions of third-party software products, some of which may yield lower margins, the Company's operating results may be impacted accordingly.

     The worldwide interactive entertainment software market is comprised primarily of software for two distinct platforms: PCs and dedicated game consoles. The market has grown dramatically in recent years with its growth driven by the increasing installed base of multimedia PCs and current generation game console systems. In addition, the development of enabling multimedia technologies, the proliferation of software titles, the development of new and expanding distribution channels and the emergence of a strong international market for interactive entertainment software have spurred the rapid expansion of the interactive entertainment market.

     The Company develops and publishes products for multiple platforms, and this diversification continues to be a cornerstone of the Company's strategy. Sales of the Company's PlayStation, N64 and Sega Saturn titles ("Console Titles") increased from 9% of the Company's front-line revenue during the year ended December 31, 1996 ("1996") to 56% in the year ended December 31, 1997 ("1997")and 54% in the three months ended March 31, 1998 ("1998"). Since January 1, 1997, the Company has released 22 Console Titles compared to only one in 1996. As evidenced by the strong sales of these platforms, the Company believes that significant growth opportunities exist across a variety of next generation hardware platforms, in particular PlayStation and N64, for which the Company continues to create software products.

     There has recently been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for front-line titles has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company has determined to increase its focus on building internal development, alliances and acquisitions, and to reduce its relative dependence on third-party developers.

     Along with its industry competitors, the Company has historically capitalized royalties advanced to third-party developers as a prepayment in current assets and evaluated the realization of these royalty advances on a quarterly basis. The market changes noted above have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, in the quarter ended December 31, 1997, the Company expensed royalty advances of $73.8 million on products that were in development or on sale. In connection with this change in the dynamics of the marketplace, the Company changed its accounting, beginning on January 1, 1998, for future royalty advances, treating such costs as research and development expenses, which are expensed as incurred. Multi-year output advances will continue to be capitalized as royalty advances and expensed over the development periods, in accordance with generally accepted accounting principles.

     The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is increasingly sold through mass merchants such as Wal-Mart, Kmart and Target, as well as major retailers, including Sam's Club, Price-Costco and Best Buy. The Internet and on-line networks also present a new channel through which publishers and distributors can distribute their products to end-users.

     In 1996, the Company acquired WizardWorks, a publisher of value-priced interactive entertainment, edutainment and productivity software, FormGen, a publisher of interactive PC shareware and software and Humongous, a premier developer and publisher of original interactive children's software. WizardWorks, FormGen and Humongous (collectively the "Acquired Companies"), have each been accounted for as a pooling of interests. Accordingly, the Company's historical Consolidated Financial Statements have been restated to include the results of the Acquired Companies.

     In 1996, the Company acquired the business of Warner Interactive, a developer and publisher of interactive PC software. In 1997, the Company acquired Premier Promotion Limited, the parent company of One Stop, a leading European value software distributor and publisher and SingleTrac, a leading developer of front-line software. Financial results of these companies have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition. Collectively, these acquisitions did not have a material impact on the financial condition or the results of operations of the Company in the year acquired.

     Sales are recorded net of expected future returns. Historically, the Company has experienced returns at approximately 30% of gross sales.

     Effective January 1, 1998, the Company changed its fiscal year from December 31 to March 31. Accordingly, the discussion of financial results set forth below compares the three months ended March 31, 1998 to the comparable 1997 period, and compares the Company's previous calendar years ended December 31, 1997, 1996 and 1995.

     The consumer software industry is seasonal. Net revenues are typically highest during the fourth calendar quarter. This seasonality is primarily a result of the increased demand for consumer software during the year-end holiday buying season.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for each of the years in the three years ended December 31, 1997 and the three months ended March 31, 1998, that is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the three months ended March 31, 1997 is derived from the unaudited financial statements of the Company.

                                                                                    THREE MONTHS
                                                                                       ENDED
                                                      YEARS ENDED DECEMBER 31,       MARCH 31,
                                                     --------------------------    --------------
                                                      1995      1996      1997     1997     1998
                                                     ------    ------    ------    -----    -----
Net revenues.......................................  100.0%    100.0%    100.0%    100.0%   100.0%
Cost of goods sold.................................   59.1      58.7      59.4      62.0     54.0
Selling and distribution expenses..................   17.9      19.9      18.6      17.7     23.1
General and administrative expenses................    8.3       8.5       8.6       9.2     10.1
Research and development...........................    0.7       1.5       2.6       2.6     10.3
Royalty advance write-off..........................     --        --      13.9        --       --
Purchased research and development.................     --        --       2.1        --       --
SingleTrac retention bonus.........................     --        --       0.4        --       --
Merger and other costs.............................     --       1.0       0.2        --       --
Amortization of goodwill...........................    0.2       0.3       0.2       0.4      0.6
                                                     -----     -----     -----     -----    -----
Operating income (loss)............................   13.8      10.1      (6.0)      8.1      1.9
Interest and other income (expense), net...........    0.3       1.1      (0.4)      0.3     (1.3)
                                                     -----     -----     -----     -----    -----
Income (loss) before income taxes..................   14.1      11.2      (6.4)      8.4      0.6
Provision for (benefit from) income taxes..........    4.5       4.3      (1.7)      3.6      0.3
                                                     -----     -----     -----     -----    -----
Net income (loss)..................................    9.6%      6.9%     (4.7)%     4.8%     0.3%
                                                     =====     =====     =====     =====    =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net revenues for 1998 increased approximately $12.4 million, or 13.3%, to $105.8 million from $93.4 million in the comparable 1997 period. This growth in net revenues was primarily attributable to a 51% increase in publishing revenue, which includes both front-line and value-priced publishing ("Published Product"), to $65.9 million from $43.7 million. This increase is due to continued strong sales of Duke Nukem titles for the Playstation, N64 and the PC, Deer Hunter for the PC, Hexen for N64, OddWorld: Abe's Oddysee for the Playstation, Total Annihilation for the PC and newly released titles such as Freddi Fish 3: The Case of the Stolen Conch Shell, East Meets West and Wild Turkey Hunt, all for the PC domestically and Quake for N64 internationally. The overall increase in net revenues was partially offset by the decrease in net revenues of products distributed for third parties, to $39.9 million, or 38% of net revenues, in 1998 from $49.6 million, or 53% of net revenues, in the comparable 1997 period, as a result of Wal-Mart purchasing software directly from several publishers whose software was previously sold to Wal-Mart through the Company.

     Cost of goods sold primarily includes costs of purchased products. Cost of goods sold for 1998 decreased approximately $0.8 million, or 1.4%, to $57.1 million from $57.9 million in the comparable 1997 period. Cost of goods sold as a percentage of net revenues decreased to 54.0% in 1998 as compared to 62.0% in the comparable 1997 period. The decrease, as a percentage of net revenues, was primarily due to the Company's change in accounting with respect to royalty advances, resulting in the expensing of such advances to research and development as incurred, rather than recouping such advances based on sales. Additionally, the Company's overall sales mix toward its Published Product, which generally have higher margins, increased to 62% of net revenues in 1998 compared to 47% in the comparable 1997 period. This decrease was partially offset by the higher sales of console titles, which generally have higher costs than PC titles. Console titles accounted for 33% of Published Product revenue in 1998 compared to 15% during the comparable 1997 period.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During 1998 these expenses increased approximately $7.9 million, or 47.9%, to $24.5 million from $16.5 million in the comparable 1997 period. Selling and distribution expenses as a percentage of net revenues for 1998 increased to 23.1% as compared to 17.7% in the comparable 1997 period. The increase, as a percentage of net revenues, was primarily attributable to the increase of print advertising worldwide to support the new and existing releases of the Company's Published Product and increased cooperative advertising associated with higher published front-line revenues as compared to the comparable 1997 period. The overall increase was also attributable to increased sales volume.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 1998 increased approximately $2.0 million, or 23.6%, to $10.7 million from $8.6 million in the comparable 1997 period. General and administrative expenses as a percentage of net revenues increased to 10.1% in 1998 from 9.2% in the comparable 1997 period. This increase was due primarily to additional personnel required to support the expansion of the Company's publishing operations and the related amortization associated with the expansion of the Company's worldwide facilities and the implementation of enterprise software to enhance the Company's management information systems worldwide.

     Research and development expenses primarily include payment for royalty advances to third party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and other related costs. These expenses in 1998 increased approximately $8.5 million, or 353.3%, to $10.9 million from $2.4 million in the comparable 1997 period. Research and development expenses as a percentage of net revenues increased to 10.3% in 1998 from 2.6% in the comparable 1997 period. This increase is primarily due to the change in accounting effective for the three months ended March 31, 1998, whereby royalty advances on products that are currently in development or on sale are expensed as incurred, and the additional headcount attributable to increased in-house development capacity primarily the result of the SingleTrac acquisition.

     Interest and other income (expense), net, decreased approximately $1.6 million during 1998 to an expense of $1.4 million from income of $0.2 million in the comparable 1997 period. This decrease was primarily attributable to the decrease in short-term investments and the increase in interest costs associated with borrowings under the Revolving Credit Agreement (the "Credit Agreement").

     The Company's effective tax rate for 1998 was 46% compared to 43% in the comparable 1997 period. The increase is attributable to the higher proportion of nondeductible expenses, primarily goodwill, in the current period.

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996

     Net revenues increased approximately $165.2 million, or 45.2%, to $530.7 million in 1997 from $365.5 million in 1996. This growth in net revenues was primarily attributable to the release of newly published titles, both domestically and internationally, which included OddWorld: Abe's Oddysee for the PlayStation, Duke Nukem 3D for N64 and the PlayStation, Hexen for N64 and the PlayStation and Total Annihilation for the PC. The international release of Doom II, Mortal Kombat Trilogy, San Francisco Rush, NBA Hangtime and Mace for N64, the domestic release of Shadow Warrior for the PC, Critical Depth for the PlayStation, Blood for the PC, Putt Putt Travels Through Time for the PC and Courier Crisis for the PlayStation, as well as the continuing strong sales of Duke Nukem 3D and Quake and an increase in royalty income (from licensing of certain of the Company's products in selected international markets) also contributed to the growth in net revenues. In addition, the 30% increase in sales of the Company's value-priced line of software, an increase in sales from its existing mass merchant shelf space and an increase in the number of mass merchant stores supplied and serviced by the Company contributed to the growth in net revenues. This increase was partially offset by the reduction in gross revenues resulting from Wal-Mart's decision in the second half of 1997 to purchase products directly from five publishers whose products had been previously distributed by the Company.

     Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold increased approximately $100.6 million, or 46.9%, to $315.1 million in 1997 from $214.6 million in 1996. Cost of goods sold as a percentage of net revenues increased to 59.4% in 1997 as compared to 58.7% in 1996. The increase of 0.7% was primarily due to the decline in the average wholesale price of the Company's value-priced products and an increase in the sales of N64 titles, which have lower margins. This increase was mostly offset by a shift in the Company's overall sales mix toward its published and value-priced products which increased to an aggregate of approximately 61% of net revenue in 1997 compared to approximately 54% during 1996 and a change in product mix within the products distributed for third parties to higher margin products.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $26.2 million, or 36.1%, to $98.7 million in 1997 from $72.5 million in 1996. The increase is attributable to the overall increase in sales volume. Selling and distribution expenses as a percentage of net revenues for 1997 decreased to 18.6% as compared to 19.9% for 1996. This decrease was primarily attributable to the reduction of freight as a percentage of net revenues and the Company realizing greater economies of scale.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 1997 increased approximately $14.4 million, or 46.2%, to $45.6 million in 1997 from $31.2 million in 1996. General and administrative expenses as a percentage of net revenues increased to 8.6% in 1997 from 8.5% in 1996. This increase was due primarily to additional personnel required to support the expansion of the Company's research and development and publishing operations, an increase in the reserve for bad debts and an increase in depreciation expense due to the write-off of the leasehold improvements at the Company's former headquarters.

     Research and development expenses primarily include direct costs of developing and producing a title such as salaries and other related costs. These expenses in 1997 increased approximately $8.2 million, or 145.4% to $13.8 million from $5.6 million in 1996. Research and development expenses as a percentage of net revenues increased to 2.6% in 1997 from 1.5% in 1996. This increase is primarily due to the in-house development of Humongous titles.

     The charge for royalty advance write-off of $73.8 million during 1997 represents a change in estimate and accounting whereby royalty advances on products that are currently in development or on sale were expensed. In connection with this change, the Company will prospectively expense royalty advances in a manner comparable with internal software development costs, which are expensed as incurred. Management anticipates that this will result in cost of goods sold and research and development increasing; however, the amount of such increase in research and development costs will depend upon the amount of internal research and development expenditures as well as the amounts of royalty advances paid to third parties.

     In connection with the acquisition of SingleTrac, the Company incurred a charge of $11.0 million for purchased research and development. In addition, the Company incurred a charge of $2.4 million for a retention bonus for the SingleTrac employees, which was based on the achievement of certain performance goals. Pursuant to the SingleTrac purchase agreement, the Company has structured a retention oriented bonus pool of up to approximately $10.0 million in cash and Common Stock of the Company, which will be distributed to SingleTrac employees based on the achievement of certain performance goals of SingleTrac during calendar year 1998.

     Merger costs consist of legal, accounting and other professional fees incurred by the Company for the canceled acquisition of MicroProse, Inc., during 1997 and to complete the acquisitions of the Acquired Companies and for the Company's canceled secondary stock offering during 1996.

     Interest and other income (expense), net, decreased approximately $6.0 million during 1997. This decrease was primarily attributable to the decrease in short-term investments and cash balances and the interest costs associated with borrowings under the Credit Agreement.

     The Company's effective tax rate, as a percentage of pre-tax income (loss), decreased in 1997 to 27% compared to 38% in 1996 due to the non-deductible one time charge related to the acquisition of in-process research and development during the year.

     For 1997, the net loss was $25.0 million, or $0.37 per share, compared to net income of $25.1 million, or $0.38 per share for 1996, with earnings per share for both 1997 and 1996 calculated based on the basic method. Excluding one time charges resulting from the charge for the royalty advance expense, purchased research and development, the retention bonus for the SingleTrac employees and the merger costs, the Company would have recognized net income of $33.9 million or $0.51 per share. Exclusive of the one time charge for merger costs, net income for 1996 would have been $27.3 million or $0.40 per share.

TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1995

     Net revenues for 1996 increased approximately $131.0 million, or 55.9%, to $365.5 million in 1996 from $234.5 million in the year ended December 31, 1995 ("1995"). In the third quarter of 1995, Microsoft(R) Windows(R) 95 was introduced and distributed to certain retailers by the Company. This one time event added net revenues of approximately $15.2 million. Without these sales, net revenues would have increased 66.7%. This growth in net revenues was primarily attributable to the introduction of newly published titles such as Duke Nukem 3D, Quake, Area 51, Final Doom for the PlayStation, Heretic: Shadow of the Serpent Rider, Bedlam, "9" and Just Me & My Dad, the continuing strong sales of Doom and Doom-related products and increased royalty income. Additionally, the expansion of the Company's value-priced line of software, an increase in the shelf space available from its existing mass merchant customers, an increase in the number of mass merchant stores supplied and serviced by the Company and an increase in sales from its existing mass merchant shelf space contributed to the growth in net revenues. The purchase of Slash by the Company effective June 23, 1995 and the increase in the distribution of third-party software also contributed to the growth in net revenues.

     Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for 1996 increased approximately $75.9 million, or 54.8%, to $214.6 million in 1996 from $138.7 million in 1995. Cost of goods sold as a percentage of net revenues decreased to 58.7% in 1996 compared to 59.1% in 1995. This decrease was primarily due to a change in product mix toward the Company's higher margin published products, which increased to approximately 54% of net revenues in 1996 as compared to approximately 51% in 1995. Additionally, during the last half of 1995, the Company's sales of Microsoft(R) Windows(R) 95 contributed to the increase in cost of goods sold as a percentage of net revenues for that year as a result of that product's lower margin.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $30.8 million, or 73.8%, to $72.5 million in 1996 from $41.7 million in 1995. The increase was due in part to additional advertising costs of approximately $9.6 million to support the growth of the Company's published products and an increase in shipping costs of approximately $4.8 million attributable to the overall increase in sales volume. In addition, costs associated with the expansion of the Company's sales and distribution staff and distribution center increased approximately $13.7 million to support the Company's growth. Selling and distribution expenses as a percentage of net revenues increased to 19.9% for 1996 compared to 17.9% for 1995.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses increased approximately $11.7 million, or 59.9%, to $31.2 million in 1996 from $19.5 million in 1995. The increase was due primarily to the expansion of the Company's operations. General and administrative expenses as a percentage of net revenues increased to 8.5% from 8.3%.

     Research and development expenses primarily include direct costs of developing and producing a title such as salaries and other related costs. These expenses in 1996 increased approximately $3.9 million, or 228.1% to $5.6 million from $1.7 million in 1995. Research and development expenses as a percentage of net revenues increased to 1.5% in 1996 from 0.7% in 1995. This increase is primarily due to additional in-house development of Humongous titles.

     Merger costs consist of legal, accounting and other professional fees incurred by the Company to complete the acquisitions of the Acquired Companies and for the Company's canceled secondary stock offering.

     Amortization of goodwill increased by approximately $.5 million, or 92.6%, to $1.1 million in 1996 from $0.6 million in 1995. This increase is attributable to the full year impact of the June 1995 acquisition of Slash.

     Operating income for 1996 increased from approximately $32.3 million to approximately $36.8 million, while operating margins decreased from 13.8% to 10.1%. Excluding merger costs, operating income and operating margins would have been approximately $40.5 million and 11.1% for 1996.

     Interest and other income, net, increased approximately $3.2 million for 1996 as compared to 1995. This is primarily attributable to greater short-term investments and cash balances.

     The Company's provision for income taxes for 1996 includes the reversal of a valuation allowance relating to a net operating loss carry-forward of one of the Acquired Companies. Additionally, had the Company been a C corporation for the entire year ended December 31, 1995, the Company's provision for income taxes would have been approximately $15.1 million and 6.4% of net revenues for the period.

     Net income and net income as a percentage of net revenues on a tax adjusted basis, for 1996 increased from $18.0 million and 7.7% to $25.1 million and 6.9%. Excluding merger costs, net income and net income as a percentage of net revenues would have been $27.3 million and 0.40% for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company's working capital was $70.0 million compared to $78.0 million at December 31, 1997. Cash and cash equivalents were $17.2 million at March 31, 1998 compared to $39.6 million at December 31, 1997.

     The primary source of cash during the three months ended March 31, 1998 was cash provided by operating activities of $12.4 million. These internally generated funds and the existing cash balance at December 31, 1997 of $39.6 million were primarily used to repay borrowings under the Credit Agreement of $26.6 million and fund the purchase of property and equipment of $7.6 million. The decrease in the payable balance as of March 31, 1998, as compared to December 31, 1997, was primarily attributable to returns to vendors and payments of the seasonally high balance at December 31, 1997. The decrease in the receivable balance at March 31, 1998 reflects lower sales volume during the twelve weeks ended March 31, 1998 as compared to the twelve weeks ended December 31, 1997 and the payments of year end balances. The increase in property and equipment is primarily due to leasehold improvements at the Company's headquarters on 417 Fifth Avenue in New York City and additional investments in computer hardware and software to support the Company's growth.

     The Company does not currently have any material commitments with respect to any capital expenditures.

     On January 21, 1997, the Company entered into the Credit Agreement with certain banks expiring on December 31, 1998. The Credit Agreement was amended on June 30, 1997 to increase the facility from $40 million to a maximum of $65 million to be used for borrowings and letters of credit. At March 31, 1998, the Company had outstanding, under the Credit Agreement, debt and letters of credit issued of approximately $28.0 million and $6.3 million, respectively. Borrowing is limited to fifty percent of adjusted consolidated accounts receivable, as defined, and is secured by these receivables. The borrowings under the Credit Agreement bear interest at either the banks' reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate plus 1 1/4%. The Company pays a commitment fee of 1/4% based on the unused portion of the line.

     The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its distribution and growing publishing businesses.

     The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations and cash available through the Credit Agreement, will be sufficient to fund the Company's anticipated operations for at least the next twelve months.

ITEM 8.  INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, and notes thereto, and the Financial Statement Schedule of the Company, are presented on pages F-1 through F-23 hereof as set forth below:

                                                                 PAGE
                                                              -----------
GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
  Report of Independent Public Accountants..................          F-1
  Consolidated Balance Sheets as of December 31, 1996 and
     1997 and March 31, 1998................................          F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 1995, 1996 and 1997 and the Three Months
     Ended March 31, 1998...................................          F-3
  Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1995, 1996 and 1997 and the
     Three Months Ended March 31, 1998......................          F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996 and 1997 and the Three Months
     Ended March 31, 1998...................................          F-5
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1995, 1996 and 1997 and the
     Three Months Ended March 31, 1998......................          F-6
  Notes to the Consolidated Financial Statements............  F-7 to F-22

FINANCIAL STATEMENT SCHEDULE
  For the Years Ended December 31, 1995, 1996 and 1997 and
     the Three Months Ended March 31, 1998
  Schedule II -- Valuation and Qualifying Accounts..........         F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's three month transition period ended March 31, 1998 and the previous two fiscal years, there have been no changes in the independent accountants nor disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in this Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     The following table sets forth certain information with respect to the directors and executive officers of the Company as of June 19, 1998.

NAME                                 AGE                        POSITION
----                                 ---                        --------
Ronald W. Chaimowitz...............  51    Chairman of the Board of Directors and Chief
                                           Executive Officer
David I. Chemerow..................  46    President and Chief Operating Officer
Jack J. Cayre......................  25    Executive Vice President and Director
Harry M. Rubin.....................  45    President of the International Division
Andrew Gregor......................  49    Senior Vice President, Finance and Administration,
                                           and Chief Financial Officer
Michael A. Ryder...................  46    Senior Vice President, Product Development
Charles F. Bond....................  42    President, Value Price and Distribution Division
Frank Herman.......................  65    Chairman and Managing Director, G.T. Interactive
                                           Software (Europe) Limited
Joseph J. Cayre....................  56    Chairman Emeritus of the Board of Directors
Stanley Cayre......................  62    Director
Steven A. Denning..................  49    Director
William E. Ford....................  37    Director
Jordan A. Levy.....................  42    Director
Phillip J. Reise...................  48    Director
Alvin N. Teller....................  53    Director

     Certain other information regarding the Company's directors as of June 19, 1998 is set forth below. Each director has served continuously with the Company since his first election as indicated below. Joseph J. Cayre and Stanley Cayre are brothers and Jack J. Cayre is the son of Joseph J. Cayre.

                                                              DIRECTOR     TERM
                            NAME                               SINCE      EXPIRES
                            ----                              --------    -------
CLASS I DIRECTORS
William E. Ford.............................................      1995       1999
Jordan A. Levy..............................................      1996       1999
CLASS II DIRECTORS
Jack J. Cayre...............................................      1992       2000
Steven A. Denning...........................................      1995       2000
Phillip J. Riese............................................      1998       2000
Alvin N. Teller.............................................      1996       2000
CLASS III DIRECTORS
Joseph J. Cayre.............................................      1992       2001
Ronald W. Chaimowitz........................................      1995       2001
Stanley Cayre...............................................      1992       2001

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

     A brief description of the principal occupation, business experience for at least the past five years and certain other information concerning each executive officer and director is set forth below.

     RONALD W. CHAIMOWITZ, a co-founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1998. Prior thereto, Mr. Chaimowitz had been President and Chief Executive Officer of the Company since February 1995. From January 1994 to January 1995, Mr. Chaimowitz served as Executive Vice President and General Manager of the Company. From December 1990 to December 1992, Mr. Chaimowitz was the President of Entertainment Consultants, a management consultant firm to the entertainment industry. Prior thereto, Mr. Chaimowitz served as Executive Vice President of GoodTimes Home Video Corp. ("GoodTimes"), a publisher and distributor of pre-recorded video tapes.

     DAVID I. CHEMEROW has been President and Chief Operating Officer of the Company since April 1998. Prior thereto, Mr. Chemerow was Executive Vice President and Chief Operating Officer of the Company since May 1997. Mr. Chemerow was Executive Vice President and Chief Financial Officer of ENTEX Information Services, Inc., a personal computer systems integrator, from April 1996 to January 1997. Prior to joining ENTEX, he was Executive Vice President, Finance and Operations, and Chief Financial Officer of Playboy Enterprises, Inc, a publisher of magazines, from 1990 to 1996. Mr. Chemerow is also a member of the Board of Directors of both Playboy Enterprises, Inc. and Dunham's Athleisure Corporation.

     JACK J. CAYRE has been Executive Vice President and a Director of the Company since its incorporation in September 1992. From January 1993 to January 1995, Mr. Cayre was Vice President of Licensing and Product Acquisition. From January 1990 to August 1992, Mr. Cayre was the President of Double J Records, a privately-held record company.

     HARRY M. RUBIN has been President of the International Division since April 1998. Prior thereto, Mr. Rubin had been Executive Vice President and General Manager -- International Division and Business Affairs of the Company since March 1995. From June 1994 to August 1995, Mr. Rubin served as Chief Financial Officer of the Company. From November 1993 to June 1994, Mr. Rubin was an independent management consultant to several entertainment companies. From 1988 to November 1993, Mr. Rubin was the Vice President and General Manager of Home Video Operations for the National Broadcasting Company, Inc.

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

     CHARLES F. BOND has been President of the Value Price Division since the consolidation of the Slash Division with the operations of WizardWorks in June 1996. Prior thereto, Mr. Bond served as President of the

Slash Division of the Company since June 1995, when Slash was acquired by the Company. From May 1991 to June 1995, Mr. Bond was the President of Slash. Prior thereto, Mr. Bond was Vice President -- Merchandising for Lieberman Enterprise, a rack-jobber.

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

     JOSEPH J. CAYRE, a co-founder of the Company, has been Chairman Emeritus of the Board of Directors since April 28, 1998. Prior thereto, Mr. Cayre had been Chairman of the Board of Directors of the Company since its incorporation in September 1992. Mr. Cayre also co-founded GoodTimes in 1984 and has served as its President since that time.

     STANLEY CAYRE, a co-founder of the Company, has been a Director of the Company since its incorporation in September 1992. Mr. Cayre is the Chairman of the Audit Committee. Mr. Cayre also co-founded GoodTimes and has served as its Chairman since that time.

     STEVEN A. DENNING has been a Director of the Company since February 1995. Mr. Denning is currently the Executive Managing Member of General Atlantic Partners, LLC, a private investment firm, and has been the Executive Managing Member of General Atlantic Partners, LLC or a general partner of its predecessor limited partnership since February 1989. From 1980 to 1989, Mr. Denning was Managing Director of General Atlantic Corporation. Mr. Denning is a member of the Boards of Directors of several private companies in which General Atlantic Partners, LLC or one of its affiliates is an investor.

     WILLIAM E. FORD has been a Director of the Company since February 1995. Mr. Ford is a managing member of General Atlantic Partners, LLC, a private investment firm, and has been with General Atlantic Partners, LLC or a general partner of its predecessor partnership since July 1991. From August 1987 to July 1991, Mr. Ford was an associate with Morgan Stanley, Inc. in the mergers and acquisitions department. Mr. Ford is also a director of LHS Group Inc., a provider of telecommunications billing systems software, MAPICS, Inc., a provider of enterprise resource planning software, Envoy Corporation, an electronic transaction processing company, E*Trade Group, Inc., a deep-discount electronic brokerage company, SS&C Technologies, Inc., an investment management software company, and several private companies in which General Atlantic Partners, LLC or one of its affiliates is an investor.

     JORDAN A. LEVY has been a Director of the Company since February 1996. Since January 1997, Mr. Levy has served as Co-Chairman of Upgrade Corporation of America (doing business as SOFTBANK Services Group) ("SOFTBANK Services"), an international outsourcing services company to the computer industry. From February 1991 to December 1996, Mr. Levy was Co-Chief Executive Officer and President of SOFTBANK.

     PHILLIP J. RIESE has been a Director of the Company since January 1998. Mr. Riese is currently the President of the Consumer Card Services Group for American Express Travel Related Services Company, Inc., a position to which he was appointed in September 1995. Since joining American Express in 1980, Mr. Riese has served the organization in various capacities, including as Executive Vice President/General Manager of the Charge Card Group, President of the Cardmember Financial Services Group, and Chairman of the Board of American Express Centurion Bank. Mr. Riese continues to serve as Chairman of the Board of American Express Centurion Bank.

     ALVIN N. TELLER has been a Director of the Company since October 1996. Mr. Teller has served as Chairman, Chief Executive Officer, President and a Director of Alliance Entertainment Corp., a producer and distributor of recorded music and music- and entertainment-related products ("Alliance"), since August 1996. From July 1996, Mr. Teller served as Chairman and Chief Executive Officer of Red Ant Entertainment, a startup music industry enterprise, until it was acquired by Alliance in August 1996. Prior thereto, Mr. Teller served as Chairman and Chief Executive Officer of MCA Music Entertainment Group, a producer and distributor of recorded music and music-related products, from September 1989 to November 1995.

     Richard Burns, the Company's Executive Vice President, Domestic Publishing left the Company's employ in May 1998. Matthew C. Blank, a director of the Company since May 4, 1998, resigned as a director of the Company and his resignation was accepted by the Board of Directors at its meeting on June 17, 1998. Kenneth Cayre, a director of the Company since its incorporation in September 1992, resigned as a director of the Company and his resignation was accepted by the Board of Directors at its meeting on June 17, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the three month transition period ended March 31, 1998, the Company's Compensation Committee consisted of Joseph J. Cayre, Steven A. Denning, Jordan A. Levy and Alvin N. Teller. For certain transactions involving the Company and the members of the Compensation Committee or entities affiliated with such individuals. See "Item 13. Certain Relationships and Related Transactions."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of these reports are also required to be supplied to the Company. The Company believes, upon a review of the copies of such reports received by the Company and written representations furnished by the Reporting Persons to the Company, that during the three month transition period ended March 31, 1998, the Reporting Persons complied with all applicable Section 16(a) reporting requirements except that Phillip J. Reise, who was appointed to the Board of Directors of the Company on January 15, 1998, did not file his Form 3 until February 4, 1998 and was therefore delinquent.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other four most highly compensated executive officers during the three month transition period ended March 31, 1998 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the years ended December 31, 1995, 1996 and 1997 and the three month transition period ended March 31, 1998.

                                                                    LONG-TERM COMPENSATION
                                                                   -------------------------
                                                                            AWARDS
                                                                   -------------------------
                                     ANNUAL COMPENSATION(1)        RESTRICTED     SECURITIES
                                   --------------------------        STOCK        UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR  SALARY($)   BONUS($)      AWARDS($)      OPTIONS(#)   COMPENSATION($)
---------------------------        ----  ---------   --------      ----------     ----------   ---------------
Ronald W. Chaimowitz.............  1998  $106,731          --            --         500,000            --
  Chairman of the Board of         1997   414,615    $251,988(3)         --         500,000        $4,750(4)
  Directors and Chief Executive    1996   365,000          --(5)         --         250,000(5)      1,500(4)
  Officer(2)                       1995   300,000          --(6)         --         975,000           718(4)

Harry M. Rubin...................  1998    69,231          --            --         250,000            --
  President of the                 1997   299,808     151,800(3)         --         150,000            --
  International Division(7)        1996   275,000      80,000(3)         --              --            --
                                   1995   250,000      60,000            --         179,829            --
Richard Burns....................  1998    63,462          --            --         140,000            --
  Executive Vice President,        1997   266,346     124,817(3)         --          60,000         4,750(4)
  Domestic Publishing(8)(9)        1996   201,538      40,000(3)    $49,030(10)          --            --
                                   1995     6,923          --            --         100,000            --
David I. Chemerow................  1998    69,231          --            --              --            --
  President and Chief              1997   186,923      94,583(3)         --         350,000            --
  Operating Officer(8)(13)         1996        --          --            --              --            --
                                   1995        --          --            --              --            --
Charles F. Bond..................  1998    69,231          --            --              --            --
  President of the Value           1997   300,001     743,750(12)        --          50,000         4,750(4)
  Price and Distribution           1996   300,001     500,000(12)        --              --            --
  Division(8)(11)                  1995   155,770     233,654(12)        --           6,000            --

---------------
 (1) 1998 compensation figures are for the three month transition period ended March 31, 1998.

 (2) From February 1995 to April 1998, Mr. Chaimowitz served as President and Chief Executive Officer of the Company. From January 1994 to January 1995, Mr. Chaimowitz served as Executive Vice President and General Manager of the Company.

 (3) This bonus was earned in the year indicated, but paid in the immediately subsequent year.

 (4) Represents Company contributions, on behalf of the Named Executive Officers, to the Company's 401(k) Profit Sharing Plan.

 (5) In lieu of cash bonus for 1996, in February 1997 Mr. Chaimowitz received options to purchase 250,000 shares of Common Stock at an exercise price of $14.00 per share. The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on the date of the grant was $8.125 per share. Such options become exercisable in four equal annual installments commencing on February 7, 1998.

 (6) In lieu of cash bonus for 1995, in December 1995, Mr. Chaimowitz received options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $14.00 per share.

 (7) From March 1995 to April 1998, Mr. Rubin served as Executive Vice President and General Manager -- International Division and Business Affairs of the Company. From June 1994 to August 1995, Mr. Rubin served as Chief Financial Officer of the Company.

 (8) Messrs. Burns, Bond and Chemerow joined the Company in December and June 1995 and May 1997, respectively, and accordingly, the information contained herein for the years ended December 31, 1995 and 1997 reflects a partial year, as applicable.

 (9) From December 1995 to May 1997, Mr. Burns served as Senior Vice President, Sales, of the Company. Mr. Burns left the Company's employ in May 1998.

(10) Represents the dollar value (net of consideration paid) of the award of restricted stock calculated by multiplying the market price of the Company's Common Stock on the date of grant, $19.125 per share, by the number of shares awarded. These shares vested on December 30, 1996.

(11) Mr. Bond has been President of the Value Price Division since the consolidation of the Slash Division with the operations of WizardWorks, a wholly-owned subsidiary of the Company. Prior thereto, Mr. Bond served as President of the Slash Division since June 1995.

(12) Represents an annual bonus payable under an employment agreement, which the Company and Mr. Bond entered into in connection with the acquisition of Slash. See "Employment Agreements." This bonus was earned in the year indicated, but the entire amount or a portion thereof was paid in the immediately subsequent year.

(13) From May 1997 to April 1998, Mr. Chemerow served as Executive Vice President and Chief Operating Officer of the Company.

     OPTION GRANTS. Shown below is information regarding grants of stock options under the Company's stock incentive plans to the Named Executive Officers during the three month transition period ended March 31, 1998.

                                                           INDIVIDUAL GRANTS
                           ----------------------------------------------------------------------------------
                           NUMBER OF        % OF TOTAL                        MARKET PRICE OF
                           SECURITIES     OPTIONS GRANTED                  UNDERLYING SECURITIES
                           UNDERLYING      TO EMPLOYEES                    ON THE DATE OF GRANT
                            OPTIONS      IN THE TRANSITION    EXERCISE        IF HIGHER THAN       EXPIRATION
NAME                       GRANTED(#)        PERIOD(1)       PRICE($/SH)      EXERCISE PRICE          DATE
----                       ----------    -----------------   -----------   ---------------------   ----------
Ronald W. Chaimowitz.....   500,000(2)         32.33          $ 6.3125              --                2/6/08
Harry M. Rubin...........   250,000(3)         16.16            6.3125              --                2/6/08
Richard Burns............    50,000(4)          3.23           10.2500              --               8/12/07
                             90,000(5)          5.82           10.2500              --               3/31/04

---------------
(1) In the fiscal period ended March 31, 1998, the Company granted options for an aggregate of 1,546,557 shares to its employees.

(2) The option becomes exercisable in three equal annual installments commencing on February 6, 1999.

(3) The option becomes exercisable in four equal annual installments commencing on February 6, 1999.

(4) The option becomes exercisable in four equal annual installments commencing on August 12, 1998.

(5) The option becomes exercisable in five equal annual installments commencing on March 31, 1998.

     The following table shows the hypothetical value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. These assumed rates of growth are required by the Commission for illustration purposes only and are not intended to forecast possible future stock prices.

                                                    NUMBER OF         POTENTIAL REALIZABLE VALUE OF
                                                    SECURITIES     ASSUMED ANNUAL RATES OF STOCK PRICE
                                                    UNDERLYING       APPRECIATION FOR OPTION TERM(1)
                                                     OPTIONS      -------------------------------------
NAME                                                 GRANTED       0%           5%             10%
----                                                ----------    -----    ------------    ------------
Ronald W. Chaimowitz..............................   500,000        --      $1,984,949      $5,030,250
Harry M. Rubin....................................   250,000        --         992,474       2,515,125
Richard Burns.....................................    50,000        --              --         273,793
                                                      90,000        --              --         492,827

---------------
(1) Represents the product of (i) difference between (A) the product of the per-share fair market value at the time of the grant compounded annually at the assumed rate of appreciation over the term of the option, and (B) the per-share exercise price of the option, and (ii) the number of shares underlying the grant at March 31, 1998.

     Aggregated Option Exercises and Transition Period-End Option Values. Shown below is information relating to the exercise of stock options during the three month transition period ended March 31, 1998 for each of the Company's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

                                                                 NUMBER OF
                                                                SECURITIES                  VALUE OF
                                                                UNDERLYING                UNEXERCISED
                                                                UNEXERCISED               IN-THE-MONEY
                                                                OPTIONS AT                 OPTIONS AT
                                  SHARES                   TRANSITION PERIOD-END    TRANSITION PERIOD-END(1)
                                ACQUIRED ON     VALUE          (EXERCISABLE/             (EXERCISABLE/
NAME                             EXERCISE      REALIZED       UNEXERCISABLE)             UNEXERCISABLE)
----                            -----------    --------    ---------------------    ------------------------
Ronald W. Chaimowitz........         --            --                  862,500/1,292,500            1,920,750/406,250
Harry M. Rubin..............         --            --                  155,829/421,900              136,811/203,125
Richard Burns...............         --            --                   33,000/267,000                    0/0
David I. Chemerow...........         --            --                        0/350,000                    0/0
Charles F. Bond.............         --            --                   15,500/40,500                     0/0

---------------
(1) Market value of underlying shares of Common Stock, based on the average of the high and low sales price ($7.1250), on March 31, 1998, minus the aggregate exercise price.

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

     The Company has entered into an employment agreement with Harry M. Rubin, pursuant to which he serves as Executive Vice President and General
Manager -- International Division and Business Affairs for a three-year term ending on December 31, 2001. On April 28, 1998, Mr. Rubin was appointed President of the International Division. The agreement provides that Mr. Rubin's annual salary is $360,000 for the year ending December 31, 1998, subject to annual review during the term of Mr. Rubin's agreement in increases of not less than 5% per year, but otherwise in the Company's discretion. In addition, Mr. Rubin is eligible to receive bonuses and stock option grants at the discretion of the Board of Directors, provided that Mr. Rubin will participate in the Company's senior executive bonus plan with a target bonus of 50% of his base salary. Mr. Rubin is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, Mr. Rubin has agreed not to engage in any competitive business until the later of December 31, 2001 or, if his employment with the Company is terminated for disability, or other than for cause, or he resigns for good reason (as defined in the agreement), then for so long as the Company continues to pay him severance payments pursuant to the agreement. If Mr. Rubin's employment is not terminated prior to a Change of Control (as defined above), then his obligation not to engage in any competitive business is limited to a period equal to the greater of (i) two years from the date of such Change of Control or (ii) the period during which he remains employed by the Company or its successor and parent company, if any. In addition, if, following a Change of Control, there occurs good reason (as defined in the agreement), Mr. Rubin is not an Executive Vice President of the Company, its successor or parent company, or if Mr. Rubin's employment is terminated other than for cause, then Mr. Rubin may, within 90 days of any such event, terminate his employment with the Company or its successor and parent company and in such case he will receive severance payments otherwise payable under the employment agreement with the same effect as if he were terminated without cause or resigned with good reason. Upon the happening of a Change of Control, or if Mr. Rubin is terminated without cause, or for disability, or he resigns for good reason or upon his death, all options then held by Mr. Rubin will immediately vest and become exercisable.

     The Company has entered into an amended employment agreement with David Chemerow for a three-year term ending on May 14, 2000 pursuant to which he serves as President and Chief Operating Officer of the Company. The agreement provides that Mr. Chemerow's annual salary is $360,000, that his base salary will be subject to discretionary increase by the Company's Board of Directors and that Mr. Chemerow will be eligible to receive annual bonuses not to exceed an amount equal to 50% of his base salary in effect at such time, in such amounts as determined by the Company's Chief Executive Officer and the Board of Directors. Mr. Chemerow is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, Mr. Chemerow has agreed not to engage in any competitive business until the later of May 14, 2000 or, if his employment with the Company is terminated for disability or other than for cause, then for so long as the Company continues to pay him severance payments pursuant to the agreement. If Mr. Chemerow's employment is not terminated prior to a Change of Control (as defined above), then his obligation not to engage in any competitive business is limited to a period equal to the greater of (i) two years from the date of such Change of Control or (ii) the period during which he remains employed by the Company or its successor and parent company, if any. If, following a Change of Control, (i) Mr. Chemerow's employment is terminated other than for cause (including a deemed termination as defined in the agreement) or (ii) Mr. Chemerow is required to relocate as described in the agreement, then at any time within 90 days of any such event, Mr. Chemerow may terminate his employment with the Company or its successor and parent company and in such case he will receive severance payments otherwise payable under the agreement with the same effect as if he were terminated without cause. Upon the happening of a

Change of Control, or if Mr. Chemerow's employment is terminated without cause, all options then held by Mr. Chemerow will immediately vest and become exercisable.

     The Company has entered into an employment agreement with Andrew Gregor, pursuant to which he serves as Chief Financial Officer and Senior Vice President, Finance and Administration for a term ending on August 18, 1998. The agreement provides that Mr. Gregor's annual base salary is $235,000, that his base salary will be subject to discretionary increase by the Company's President and Board of Directors and that Mr. Gregor will be eligible to receive annual bonuses not to exceed an amount equal to 50% of his base salary in effect at such time, in such amounts as determined by the Company's President and Board of Directors. Mr. Gregor is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, Mr. Gregor has agreed not to engage in any competitive business until August 18, 1998 or, if his employment with the Company is terminated other than for cause, then for as long as the Company continues to pay severance amounts pursuant to the agreement. If, within one year following a Change of Control (as defined above), neither Joseph J. Cayre nor Ronald W. Chaimowitz is the Chairman of the Board of Directors or the President of the Company or its successor, or if either person does hold one of such offices, Mr. Gregor does not report directly to one of such persons, then all options held by Mr. Gregor will immediately vest and become exercisable.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of June 19, 1998, concerning the Common Stock of the Company beneficially owned (i) by each director of the Company, (ii) by the Named Executive Officers and all executive officers and directors as a group, and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                               SHARES BENEFICIALLY
                                                                      OWNED
                                                              ---------------------
NAME                                                            SHARES      PERCENT
----                                                          ----------    -------
Joseph J. Cayre(1)..........................................  13,909,388     20.4
Jack J. Cayre(2)............................................   3,713,585      5.4
Stanley Cayre(3)............................................   8,843,923     13.0
Kenneth Cayre(4) 16 East 40th Street, New York, NY 10016....   8,825,135     13.0
Ronald W. Chaimowitz(5).....................................   1,720,582      2.5
General Atlantic Partners, LLC(6) 3 Pickwick Plaza,
  Greenwich, CT 06830.......................................   7,428,525     10.9
Steven A. Denning(7)........................................   7,428,525     10.9
William E. Ford(8)..........................................   7,428,525     10.9
Jordan A. Levy(9)...........................................      71,000        *
Harry M. Rubin(10)..........................................     175,629        *
Alvin N. Teller(11).........................................      40,000        *
Phillip J. Riese............................................      13,000        *
Various trusts for the benefit of the children of Joseph J.
  Cayre 417 Fifth Avenue, New York, NY 10016................   6,380,000      9.4
Various trusts for the benefit of the children of Stanley
  Cayre 417 Fifth Avenue, New York, NY 10016................   4,750,670      7.0
Various trusts for the benefit of the children of Kenneth
  and Lillian Cayre 16 East 40th Street, New York, NY
  10016.....................................................   7,119,688     10.5
David I. Chemerow(12).......................................     157,500        *
Charles F. Bond(13).........................................   1,931,400      2.8
All executive officers and directors as a group (15
  persons)(14)..............................................  38,382,880     55.0

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

 (2) Includes 105,000 shares held by Jack J. Cayre in grantor retained annuity trusts, 475,085 held by a charitable foundation for which he serves as trustee, and 163,500 shares subject to options exercisable within 60 days. Jack J. Cayre disclaims beneficial ownership of the shares held by such foundation.

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

 (5) Includes 84,380 shares held in a trust for the benefit of Ronald W. Chaimowitz's daughter, for which trust Ronald W. Chaimowitz's wife serves as trustee. Ronald W. Chaimowitz disclaims beneficial ownership of such shares. Also includes 1,010,000 shares subject to options exercisable within 60 days.

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

(10) Represents 175,629 shares subject to options exercisable within 60 days.

(11) Includes 7,500 shares subject to options exercisable within 60 days.

(12) Includes 87,500 shares subject to options exercisable within 60 days.

(13) Includes 50,000 shares held by Mr. Bond's wife (as to which shares he disclaims beneficial ownership), 100,000 shares held in a grantor retained annuity trust, and 17,000 shares subject to options exercisable within 60 days.

(14) Includes an aggregate of 1,755,379 shares subject to options exercisable within 60 days. Also includes 21,540 shares which are held in escrow and subject to certain indemnification rights of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES

     In May 1995, G.T. Interactive Software (Europe) Limited, the Company's European subsidiary, entered into a lease with respect to its principal executive offices with Marylebone 248 Realty LLC ("Marylebone 248"), an entity controlled by Joseph J. Cayre, Chairman Emeritus of the Board of Directors, and Jack J. Cayre, Executive Vice President and a Director of the Company. This lease expires in 2020. During the three months ended March 31, 1998, the Company paid approximately $67,000 in rent to Marylebone 248.

TRANSACTIONS WITH GOODTIMES

     During the year ending December 31, 1996, the Company sold approximately $3,488,000 of software products to GoodTimes, a majority of whose stock is owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre, at fair market value. In connection with the sales of such products, the Company had a receivable from GoodTimes for approximately $2,996,000 at December 31, 1997. In February 1998, $2,869,000 of such receivable was paid.

     GoodTimes also performed certain assembly and packaging services for the Company. A nominal amount was charged to operations for these services in the three months ended March 31, 1998.

REPS AGREEMENT

     In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. REPS provides such services to the Company as well as to third parties not affiliated with the Cayre family. The Company had an agreement with REPS pursuant to which REPS supplied such services, at its cost, through December 31, 1997. The Company is in negotiation with REPS to extend this agreement and is currently operating on a month to month basis under the terms of the old agreement. During the three months ended March 31, 1998, the Company charged to operations approximately $1,434,000 in fees to REPS.

TRAVEL SERVICES

     The Company occasionally hires Eastway Aircraft Services Inc. ("Eastway") to provide business travel services for its officers and employees. These services are provided at an hourly rate and on an as needed and as available basis. Eastway leases two planes from JT Aviation Corp., a company owned by Joseph Cayre. Eastway is not owned in whole or in part by any member of the Cayre family. In the three months ended March 31, 1998, the Company paid $40,000 to Eastway.

     The Company believes that the amounts charged by related parties approximate those amounts which would have been incurred from non-affiliates.

LOANS TO OFFICERS, EMPLOYEES AND STOCKHOLDERS

     On August 31, 1996, the Company extended a loan to Andrew Gregor, Chief Financial Officer of the Company, in the principal amount of $250,000. Such loan bears interest at the rate of 6.15% per annum and was amended in March 1998 to extend the maturity date from August 31, 1998 to August 31, 2000.

     The Company has extended non-interest bearing loans to three employees of the Company who were former stockholders of SingleTrac, including Michael A. Ryder, Senior Vice President, Product Development, of the Company in the aggregate amount of $300,000. Such loans become due and payable at the earlier of the sale of their stock of the Company, in November 1999 or six months following termination of employment. Each of the three borrowers has pledged 20,000 shares of the Company's Common Stock owned by the borrowers, as collateral security for the payment of the loan.

TRANSACTIONS WITH SOFTBANK SERVICES

     The Company has entered into agreements with SOFTBANK Services pursuant to which SOFTBANK Services (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a fee per service basis. The agreement relating to customer support service expired on December 17, 1996 and the agreement providing for the fulfillment service expired on August 2, 1997. Both agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. In the three months ended March 31, 1998, the Company charged to operations approximately $41,000 in fees to SOFTBANK Services. Jordan A. Levy, a Director of the Company, is Co-Chairman of SOFTBANK Services.

     The Company believes that the terms of the foregoing transactions are no less favorable to the Company than could be obtained by the Company from unrelated parties on an arm's length basis.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) Financial Statements and Financial Statement Schedules

     See Item 8 hereof.

     Report of Ernst & Young LLP:

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
WizardWorks Group
Armstrong-Olson, Inc.
Promotional Software Group, Inc.
SVI, LLC

We have audited the accompanying combined balance sheets of WizardWare Group, Inc. (d.b.a. WizardWorks), Armstrong-Olson, Inc., Promotional Software Group, Inc. and SVI, LLC (hereafter referred to as WizardWorks Group or the Company) as of March 31, 1996, and the related combined statements of income and retained earnings and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of WizardWorks Group at March 31, 1996, and the combined results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          Ernst & Young L.L.P.

Minneapolis, Minnesota
May 10, 1996

(A)(3) EXHIBITS
  EXHIBIT NO.                                    DESCRIPTION
---------------                                  -----------
 2.1               (1)   Agreement and Plan of Reorganization by and among the
                         Company, GT Acquisition Sub, Inc., WizardWorks Group, Inc.
                         and the Stockholders of WizardWorks Group, Inc., dated June
                         24, 1996.
 2.2               (1)   Escrow Agreement by and among the Registrant, Paul D. Rinde, as the Stockholder Representative of WizardWorks Group,
                         Inc., and Republic National Bank of New York, as Escrow
                         Agent, dated June 24, 1996.
 3.1               (2)   Amended and Restated Certificate of Incorporation.
 3.2               (3)   Amended and Restated By-laws (as amended on October 31,
                         1996).
 4.1               (4)   Specimen form of stock certificate for Common Stock.
10.1               (3)   The 1995 Stock Incentive Plan (as amended on October 31,
                         1996).
10.2               (4)   Services Agreement between the Company and GoodTimes Home
                         Video Corp., dated as of January 1, 1995.
10.3               (4)   4.5% Subordinated Secured Promissory Note, due February 28,
                         1996.
10.4               (4)   Employment Agreement between the Company and Ronald
                         Chaimowitz.
10.5               (4)   Employment Agreement between the Company and Charles F.
                         Bond.
10.6               (4)   Non-Competition Agreement between the Company and Charles F.
                         Bond.
10.7               (4)   Employment Agreement between the Company and Harry M. Rubin.
10.8               (4)   Employment Agreement between the Company and Harry Steck.
10.9               (4)   Employment Agreement between the Company and Chris Garske.
10.10              (4)   GTIS Master Option and License Agreement between the Company and the Midway Entertainment Group, dated December 28, 1994, and the Amendment to such agreement, dated March 31, 1995.
10.11              (4)   GTIS Master Option and License Agreement (Home Video Games)
                         between the Company and the Midway Entertainment Group,
                         dated March 31, 1995.
10.12              (4)   Agreement between the Company and SOFTBANK Corporation,
                         dated October 9, 1995.
10.13              (4)   Agreement between the Company and Roadshow PTY LTD, dated
                         October 3, 1995.
10.14              (4)   Agreement and Plan of Reorganization by and between Charles
                         F. Bond, Slash Corporation and the Company, dated June 22,
                         1995.
10.15              (4)   Lease Agreements between the Company and 16 East 40th
                         Associates.
10.16              (4)   Sub-lease Agreement between the Company and Michael Stevens
                         Ltd., dated February 22, 1995.
10.17              (4)   Lease Agreement between GT Interactive Software (Europe)
                         Limited and Marylebone 248 Realty LLC, dated May 2, 1995.
10.18              (4)   Stockholders' Agreement by and among Joseph J. Cayre,
                         Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts
                         listed on Schedule I attached thereto and the Company.
10.19              (4)   Registration Rights Agreement by and among Joseph J. Cayre,
                         Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts
                         listed on Schedule I attached thereto and the Company.
10.20              (4)   Agreement by and between the Company and REPS.
10.21              (5)   Second Amendment to GTIS Master Option and License Agreement
                         between the Company and Midway Entertainment Group, dated
                         March 27, 1996.
10.22              (5)   Amendment to GTIS Master Option and License Agreement (Home
                         Video Games) between the Company and Midway Entertainment
                         Group, dated March 27, 1996.
10.23              (5)   Master Option and License Agreement for Atari PC Games
                         between the Company and WMS Industries Inc., dated March 27,
                         1996.
10.24              (5)   Master Option and License Agreement for Atari Home Video
                         Games between the Company and WMS Industries Inc., dated
                         March 27, 1996.
10.25              (5)   Employment Agreement between the Company and Andrew Gregor.

(A)(3) EXHIBITS
  EXHIBIT NO.                                    DESCRIPTION
---------------                                  -----------
10.26              (3)   6.15% Promissory Note, due August 31, 1998, of Andrew
                         Gregor.
10.27              (3)   6.15% Promissory Note, due August 31, 1998, of Chris Garske.
10.28              (6)   Lease Agreement between the Company and Plymouth 2200, LLP, dated September 6, 1996.
10.29              (7)   Agreement of Lease, dated as of December 12, 1996, by and
                         between the Company and F.S. Realty Corp.
10.30              (7)   Amendment to Stockholders Agreement, dated as of December
                         18, 1995, by and among Joseph J. Cayre, Kenneth Cayre,
                         Stanley Cayre, Jack J. Cayre, the trusts parties thereto and the Company.
10.31              (7)   Credit Agreement, dated as of January 21, 1997, by and among the Company, the banks parties thereto and Republic National
                         Bank of New York, as Agent.
10.32              (8)   Amendment, dated as of June 30, 1997, to the Credit
                         Agreement, dated as of January 21, 1997 by and among the
                         Company, the banks parties thereto and Republic National
                         Bank of New York, as Agent.
10.33              (8)   Employment Agreement between the Company and David I.
                         Chemerow.
10.34              (8)   The 1997 Stock Incentive Plan.
10.35              (9)   Employment Agreement between the Company and Michael A.
                         Ryder.
10.36              (9)   Amended and Restated 6.15% Promissory Note, due August 31,
                         2000, of Andrew Gregor.
18.1                     Letter re Change in Accounting Principles.
21.1               (9)   The Company's Subsidiaries.
23.1                     Consent of Ernst & Young LLP.
23.2                     Consent of Arthur Andersen LLP.
27.1                     Financial Data Schedule for the three month transition
                         period ended March 31, 1998.

---------------
 (1) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed on July 9, 1996.

 (2) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 (3) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed October 18, 1996, and all amendments thereto (Registration No. 333-14441).

 (4) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed October 20, 1995, and all amendments thereto (Registration No. 33-98448).

 (5) Incorporated herein by reference to an exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

 (6) Incorporated herein by reference to an exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (7) Incorporated herein by reference to an exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (8) Incorporated herein by reference to an exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (9) Incorporated herein by reference to an exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

(b)  Reports on Form 8-K

     During the three months ended March 31, 1998, the Company filed a Current Report on Form 8-K, dated February 17, 1998, to announce the Company's determination to change its fiscal year end from December 31 to March 31. The Company amended such Form 8-K on May 7, 1998 to report its decision to file a Transition Report on Form 10-K, in lieu of a Transition Report on Form 10-Q as originally reported on such Form 8-K, with respect to the three month transition period ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GT Interactive Software Corp.

                                          By: /s/ RONALD W. CHAIMOWITZ
                                            ------------------------------------
                                          Name: Ronald W. Chaimowitz
                                          Title:  Chairman of the Board of
                                                  Directors
                                              and Chief Executive Officer
                                          Date:  June 29, 1998

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE(S)                    DATE
                     ---------                                    --------                    ----
/s/ JOSEPH J. CAYRE                                  Chairman Emeritus of the Board of    June 29, 1998
---------------------------------------------------  Directors
Joseph J. Cayre

/s/ ANDREW GREGOR                                    Senior Vice President, Finance and   June 29, 1998
---------------------------------------------------  Administration, and Chief Financial
Andrew Gregor                                        Officer (Principal Financial and
                                                     Accounting Officer)

/s/ RONALD W. CHAIMOWITZ                             Chairman of the Board of Directors   June 29, 1998
---------------------------------------------------  and Chief Executive Officer
Ronald W. Chaimowitz

/s/ JACK J. CAYRE                                    Executive Vice President, Director   June 29, 1998
---------------------------------------------------
Jack J. Cayre

/s/ STANLEY CAYRE                                    Director                             June 29, 1998
---------------------------------------------------
Stanley Cayre

/s/ STEVEN A. DENNING                                Director                             June 29, 1998
---------------------------------------------------
Steven A. Denning

/s/ WILLIAM E. FORD                                  Director                             June 29, 1998
---------------------------------------------------
William E. Ford

/s/ JORDAN A. LEVY                                   Director                             June 29, 1998
---------------------------------------------------
Jordan A. Levy

/s/ ALVIN N. TELLER                                  Director                             June 29, 1998
---------------------------------------------------
Alvin N. Teller

/s/ PHILLIP J. RIESE                                 Director                             June 29, 1998
---------------------------------------------------
Phillip J. Riese

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
GT Interactive Software Corp. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of GT Interactive Software Corp. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1997 and March 31, 1998 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years ended December 31, 1997 and for the three months ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of WizardWorks Group, a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of GT Interactive Software Corp. and Subsidiaries and reflect total assets and total net revenue in 1995 of 3.3% and 6.6%, respectively, of the related consolidated totals. The 1995 financial statements of WizardWorks Group were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for WizardWorks Group, is based solely on the report of other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of GT Interactive Software Corp. and Subsidiaries as of December 31, 1996 and 1997 and March 31, 1998 and the results of their operations and cash flows for each of the three years ended December 31, 1997 and for the three months ended March 31, 1998, in conformity with generally accepted accounting principles.

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

New York, New York
May 21, 1998

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                             --------------------    MARCH 31,
                                                               1996        1997        1998
                                                             --------    --------    ---------
ASSETS
Current assets:
  Cash and cash equivalents................................  $ 71,867    $ 39,608    $ 17,224
  Short-term investments...................................     4,717         105         105
  Receivables, net.........................................    95,941     215,176     134,815
  Inventories, net.........................................    60,457      92,874      98,469
  Royalty advances.........................................    69,202      15,879      10,009
  Deferred income taxes....................................    15,283      16,292      16,140
  Income taxes receivable..................................        --      15,171      10,684
  Prepaid expenses and other current assets................     6,510       4,545       7,954
                                                             --------    --------    --------
     Total current assets..................................   323,977     399,650     295,400
Property and equipment, net................................    10,082      23,245      29,049
Investments, at cost.......................................     9,829      10,089      10,089
Goodwill, net of accumulated amortization of $1,660, $2,955
  and $3,591, respectively.................................    21,003      23,495      28,043
Other assets...............................................     2,220       1,246       3,290
                                                             --------    --------    --------
          Total assets.....................................  $367,111    $457,725    $365,871
                                                             ========    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................  $107,842    $148,625    $103,062
  Accrued liabilities......................................    52,812      63,904      49,414
  Revolving credit facility................................        --      54,600      28,000
  Royalties payable........................................    33,378      47,432      40,395
  Deferred income..........................................     4,783         412         156
  Income taxes payable.....................................     9,575       5,954       3,449
  Current portion of long-term liabilities.................     1,334           5           5
  Due to related party.....................................       601         753         925
                                                             --------    --------    --------
     Total current liabilities.............................   210,325     321,685     225,406
Long-term liabilities......................................     4,648       1,799       1,576
                                                             --------    --------    --------
          Total liabilities................................   214,973     323,484     226,982
                                                             --------    --------    --------
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par, 150,000,000 shares authorized,
  66,391,318, 67,899,057 and 67,991,926 shares issued and
  outstanding, respectively................................       664         679         680
Additional paid-in capital.................................   118,220     128,262     131,382
Retained earnings..........................................    32,441       7,219       7,577
Cumulative translation adjustment..........................       813      (1,919)       (750)
                                                             --------    --------    --------
          Total stockholders' equity.......................   152,138     134,241     138,889
                                                             --------    --------    --------
          Total liabilities and stockholders' equity.......  $367,111    $457,725    $365,871
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 YEARS ENDED DECEMBER 31,         THREE MONTHS
                                             --------------------------------    ENDED MARCH 31,
                                               1995        1996        1997           1998
                                             --------    --------    --------    ---------------
Net revenues...............................  $234,461    $365,490    $530,677       $105,767
Cost of goods sold.........................   138,662     214,580     315,134         57,092
Selling and distribution expenses ($3,129,
  $3,407, $5,194 and $1,434 to a related
  party for the periods presented,
  respectively)............................    41,733      72,517      98,689         24,467
General and administrative expenses ($654,
  $1,060, $987 and $106 to a related party
  for the periods presented,
  respectively)............................    19,491      31,157      45,561         10,655
Research and development...................     1,717       5,633      13,824         10,866
Royalty advance write-off..................        --          --      73,821             --
Purchased research and development.........        --          --      11,008             --
SingleTrac retention bonus.................        --          --       2,400             --
Merger and other costs.....................        --       3,718       1,050             --
Amortization of goodwill...................       567       1,092       1,295            636
                                             --------    --------    --------       --------
  Operating income (loss)..................    32,291      36,793     (32,105)         2,051
Interest and other income (expense), net...       795       3,974      (2,075)        (1,389)
                                             --------    --------    --------       --------
  Income (loss) before income taxes........    33,086      40,767     (34,180)           662
Provision for (benefit from) income
  taxes....................................    10,482      15,628      (9,157)           304
                                             --------    --------    --------       --------
  Net income (loss)........................  $ 22,604    $ 25,139    $(25,023)      $    358
                                             ========    ========    ========       ========
Pro forma adjustment to income tax
  provision (unaudited)....................     4,616
                                             --------
Pro forma net income (unaudited)...........  $ 17,988
                                             ========
Basic net income (loss) per share..........              $   0.38    $  (0.37)      $   0.01
  Weighted average shares outstanding......                66,391      66,982         67,938
Diluted net income (loss) per share........              $   0.37    $  (0.37)      $   0.01
  Weighted average shares outstanding......                68,313      66,982         68,384

  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,        THREE MONTHS
                                               ------------------------------    ENDED MARCH 31,
                                                1995       1996        1997           1998
                                               -------    -------    --------    ---------------
Net income (loss)............................  $22,604    $25,139    $(25,023)       $  358
Other comprehensive income (loss):
  Foreign currency translation adjustments...       14        841      (2,732)        1,169
  Unrealized holding loss on securities......       --       (186)       (199)           --
                                               -------    -------    --------        ------
Comprehensive income (loss)..................  $22,618    $25,794    $(27,954)       $1,527
                                               =======    =======    ========        ======

  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      YEARS ENDED DECEMBER 31,        THREE MONTHS
                                                   -------------------------------   ENDED MARCH 31,
                                                     1995       1996       1997           1998
                                                   --------   --------   ---------   ---------------
CAST FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................  $ 22,604   $ 25,139   $ (25,023)     $    358
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization..................     1,494      3,202       7,434         2,511
  Purchased research and development.............        --         --      11,008            --
  Royalty advance write-off......................        --         --      73,821            --
  Deferred income taxes..........................   (11,660)    (1,269)     (1,010)        1,010
  Deferred income................................    11,090     (3,754)     (1,690)          187
  Changes in operating assets and liabilities:
    Receivables, net.............................   (35,983)    (8,880)   (118,508)       81,091
    Inventories, net.............................   (30,473)   (10,481)    (32,084)       (5,418)
    Royalty advances.............................   (23,590)   (33,293)    (20,505)        5,870
    Due to related party, net....................      (591)      (354)       (349)          581
    Prepaid expenses and other current assets....      (832)    (1,316)      2,206        (3,409)
    Accounts payable.............................    49,821     16,480      38,607       (45,240)
    Accrued liabilities..........................    23,630      7,507       9,108       (17,472)
    Royalties payable............................    11,219      6,720      14,054        (7,037)
    Income taxes payable.........................     2,246      6,382      (3,804)       (2,423)
    Income taxes receivable......................        --         --     (15,171)        4,487
    Long-term liabilities........................      (417)       901      (8,186)         (666)
    Other........................................      (798)    (1,907)        522        (2,043)
                                                   --------   --------   ---------      --------
       Net cash provided by (used in) operating
         activities..............................    17,760      5,077     (69,570)       12,387
                                                   --------   --------   ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments.........................        --     (9,829)       (259)           --
Purchases of property and equipment..............    (5,275)    (5,703)    (18,269)       (7,641)
Purchases (sales) of short-term investments,
  net............................................    (9,625)     4,908       4,613            --
Acquisitions, net of cash acquired of
  approximately $516, $7, $135 and $0,
  respectively...................................       218     (6,297)     (5,833)           --
                                                   --------   --------   ---------      --------
       Net cash used in investing activities.....   (14,682)   (16,921)    (19,748)       (7,641)
                                                   --------   --------   ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit
  facility, net..................................        --         --      54,600       (26,600)
Repurchase of warrants...........................        --     (1,935)         --            --
Proceeds from exercise of warrants...............        --         --       2,102            --
Proceeds from exercise of stock options..........        --        636         786           114
Issuance of common stock.........................    77,935        100          --            --
Issuance of preferred stock and warrants.........    15,017         --          --            --
Repayment of notes...............................   (10,471)        --          --            --
Distribution to stockholders.....................    (6,000)        --          --            --
                                                   --------   --------   ---------      --------
       Net cash provided by (used in) financing
         activities..............................    76,481     (1,199)     57,488       (26,486)
                                                   --------   --------   ---------      --------
Effect of exchange rates on cash and cash
  equivalents....................................        14        841        (429)         (644)
                                                   --------   --------   ---------      --------
Net increase (decrease) in cash and cash
  equivalents....................................    79,573    (12,202)    (32,259)      (22,384)
Cash and cash equivalents -- beginning of fiscal
  year...........................................     4,496     84,069      71,867        39,608
                                                   --------   --------   ---------      --------
Cash and cash equivalents -- end of fiscal
  year...........................................  $ 84,069   $ 71,867   $  39,608      $ 17,224
                                                   ========   ========   =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                 ADDITIONAL    RETAINED     CUMULATIVE
                                       COMMON     PAID-IN      EARNINGS     TRANSLATION
                                       STOCK      CAPITAL      (DEFICIT)    ADJUSTMENT      TOTAL
                                       ------    ----------    ---------    -----------    --------
Balance, December 31, 1994...........   $ --      $  5,521     $ (9,116)      $   (42)     $ (3,637)
Increase in par value of stock.......    468          (468)          --            --            --
Issuance of stock in connection with
  the acquisition of Slash
  Corporation........................     28        19,972           --            --        20,000
Proceeds from sales of preferred
  stock and warrants.................     --        15,017           --            --        15,017
Proceeds from sales of common stock
  in private placement...............      4         7,647           --            --         7,651
Net proceeds from initial public
  offering...........................     55        70,229           --            --        70,284
Conversion of preferred stock to
  common stock immediately prior to
  the initial public offering........    106          (106)          --            --            --
Exercise of stock options............     --           107           --            --           107
Net income...........................     --            --       22,604            --        22,604
Distributions........................     --            --       (6,000)           --        (6,000)
Currency translation adjustment......     --            --           --            14            14
                                        ----      --------     --------       -------      --------
Balance, December 31, 1995...........    661       117,919        7,488           (28)      126,040
Exercise of stock options............      2           634           --            --           636
Tax benefit relating to exercise of
  stock options......................     --         1,503           --            --         1,503
Issuance of stock....................      1            99           --            --           100
Repurchase of warrants...............     --        (1,935)          --            --        (1,935)
Net income...........................     --            --       25,139            --        25,139
Currency translation adjustment......     --            --           --           841           841
Unrealized loss on securities........     --            --         (186)           --          (186)
                                        ----      --------     --------       -------      --------
Balance, December 31, 1996...........    664       118,220       32,441           813       152,138
Issuance of stock in connection with
  the acquisition of SingleTrac......      7         7,162           --            --         7,169
Exercise of warrants.................      5         2,097           --            --         2,102
Exercise of stock options............      3           783           --            --           786
Net loss.............................     --            --      (25,023)           --       (25,023)
Currency translation adjustment......     --            --           --        (2,732)       (2,732)
Unrealized loss on securities........     --            --         (199)           --          (199)
                                        ----      --------     --------       -------      --------
Balance, December 31, 1997...........    679       128,262        7,219        (1,919)      134,241
Issuance of stock options in
  connection with the acquisition of
  SingleTrac.........................     --         3,007           --            --         3,007
Exercise of stock options............      1           113           --            --           114
Net income...........................     --            --          358            --           358
Currency translation adjustment......     --            --           --         1,169         1,169
                                        ----      --------     --------       -------      --------
Balance, March 31, 1998..............   $680      $131,382     $  7,577       $  (750)     $138,889
                                        ====      ========     ========       =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     GT Interactive Software Corp., a Delaware corporation, and its subsidiaries (the "Company") creates, publishes, merchandises and distributes interactive entertainment, edutainment and value-priced consumer software for a variety of platforms on a worldwide basis. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations. The Company was incorporated in September 1992 and commenced operations in February 1993.

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

  Royalty Advances

     During the fourth quarter of 1997, the convergence of marketplace forces led the Company to reconsider its royalty advance evaluation process. Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company expensed royalty advances of $73,821 on products that were in development or on sale as of December 31, 1997. The Company has, effective January 1, 1998, changed its accounting for future royalty advances, treating such costs as research and development expenses, which are expensed as incurred. These changes will create symmetry in accounting for both internally and externally developed products. Multi-year output advances are expensed over the development periods, in accordance with generally accepted accounting principles.

  Goodwill

     Goodwill is amortized using the straight-line method over periods not exceeding 20 years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of goodwill, principally based on forecasts of future undiscounted cash flows of businesses acquired.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
  Property and Equipment

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

  Research and Development Costs

     Research and development costs related to the designing, developing and testing of new software products are charged to expense as incurred. Effective January 1, 1998, research and development costs also include payments for royalty advances to third party developers on products that are currently in development.

  Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1995, 1996 and 1997 and for the three months ended March 31, 1998 amounted to $14,387, $23,987, $32,034 and $7,889, respectively.

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
  Net Income (Loss) Per Share

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

  Comprehensive Income

     During the three months ended March 31, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

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

  Fiscal Year

     Effective January 1, 1998, the Company has changed its fiscal year end from December 31 to March 31. Accordingly, the fiscal year ended March 31, 1998 represents three months of operations.

NOTE 2 -- ACQUISITIONS

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

     The following unaudited pro forma summary represents the consolidated results of operations of the Company as though the acquisition had been made as of January 1, 1995:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                    1995
                                                                ------------
Net revenues................................................      $253,851
Operating income............................................        33,731
Net income..................................................        18,628
Pro forma diluted net income per share......................          0.30
Pro forma weighted average shares outstanding...............        61,082

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- ACQUISITIONS -- (CONTINUED)
     The primary pro forma adjustments for the year ended December 31, 1995 are the additional taxes that would have been provided had Slash been a C corporation for the relevant periods of approximately $845, the elimination of sales between the Company and Slash of approximately $2,135, and the recording of the amortization of goodwill of approximately $525.

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

     In January 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop Direct Limited, for approximately $400 in cash. This transaction was accounted for as a purchase.

     In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which $5.4 million was cash and the balance of the purchase price was the issuance of 0.7 million newly issued shares of the Company's Common Stock and the assumption of approximately 0.3 million stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with the applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $11,008 of acquisition cost was expensed in the fourth quarter of 1997.

NOTE 3 -- RECEIVABLES, NET

     Receivables consist of the following:

                                                         DECEMBER 31,
                                                      -------------------    MARCH 31,
                                                       1996        1997        1998
                                                      -------    --------    ---------
Trade accounts receivable...........................  $98,995    $218,992    $137,978
Royalties receivable................................    1,015         563          89
                                                      -------    --------    --------
                                                      100,010     219,555     138,067
Less: allowance for doubtful accounts...............    4,069       4,379       3,252
                                                      -------    --------    --------
                                                      $95,941    $215,176    $134,815
                                                      =======    ========    ========

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4 -- INVENTORIES, NET

     Inventories consist of the following:

                                                           DECEMBER 31,
                                                        ------------------    MARCH 31,
                                                         1996       1997        1998
                                                        -------    -------    ---------
Finished goods........................................  $58,464    $89,207     $94,220
Raw materials.........................................    1,993      3,667       4,249
                                                        -------    -------     -------
                                                        $60,457    $92,874     $98,469
                                                        =======    =======     =======

NOTE 5 -- INVESTMENTS

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

NOTE 6 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following:

                                                           DECEMBER 31,
                                                        ------------------    MARCH 31,
                                                         1996       1997        1998
                                                        -------    -------    ---------
Computer equipment....................................  $ 4,704    $12,562     $12,789
Machinery and equipment...............................    3,232      5,651       7,059
Capitalized computer software.........................       --      5,553       8,369
Furniture and fixtures................................    4,726      4,737       5,814
Leasehold improvements................................    1,463      3,457       5,635
                                                        -------    -------     -------
                                                         14,125     31,960      39,666
Less: accumulated depreciation........................    4,043      8,715      10,617
                                                        -------    -------     -------
                                                        $10,082    $23,245     $29,049
                                                        =======    =======     =======

     Depreciation expense for the years ended December 31, 1995, 1996 and 1997 and for the three months ended March 31, 1998 amounted to approximately $1,065, $2,110, $6,139 and $1,929, respectively.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                           DECEMBER 31,
                                                        ------------------    MARCH 31,
                                                         1996       1997        1998
                                                        -------    -------    ---------
Sales return reserve..................................  $37,367    $33,077     $23,003
Other.................................................   15,445     30,827      26,411
                                                        -------    -------     -------
                                                        $52,812    $63,904     $49,414
                                                        =======    =======     =======

NOTE 8 -- INCOME TAXES

     The components of the provision for (benefit from) income taxes are as follows:

                                            YEARS ENDED DECEMBER 31,      THREE MONTHS
                                          ----------------------------   ENDED MARCH 31,
                                           1995      1996       1997          1998
                                          -------   -------   --------   ---------------
Federal:
  Current..............................   $16,199   $20,474   $(10,308)       $(407)
  Deferred.............................    (5,607)   (9,286)    (1,265)         836
                                          -------   -------   --------        -----
                                           10,592    11,188    (11,573)         429
                                          -------   -------   --------        -----
State and local:
  Current..............................     3,773     4,376        185           36
  Deferred.............................      (812)   (1,737)    (1,726)          33
                                          -------   -------   --------        -----
                                            2,961     2,639     (1,541)          69
                                          -------   -------   --------        -----
Foreign:
  Current..............................       449     1,801      3,957         (194)
                                          -------   -------   --------        -----
                                           14,002    15,628     (9,157)         304
                                          -------   -------   --------        -----
Benefit arising from change in tax
  status...............................    (3,520)       --         --           --
                                          -------   -------   --------        -----
Provision for (benefit from) income
  taxes................................   $10,482   $15,628   $ (9,157)       $ 304
                                          =======   =======   ========        =====
Pro forma adjustment to income taxes
  (unaudited)..........................     4,616
                                          -------
Pro forma provision for income taxes
  (unaudited)..........................   $15,098
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 -- INCOME TAXES -- (CONTINUED)
     The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported provision for (benefit from) income taxes is as follows:

                                            YEARS ENDED DECEMBER 31,        THREE MONTHS
                                         ------------------------------    ENDED MARCH 31,
                                          1995       1996        1997           1998
                                         -------    -------    --------    ---------------
Provision for (benefit from) income
  taxes computed at Federal statutory
  rate.................................  $11,580    $14,268    $(11,963)        $ 232
Increase (decrease) in provision for
  (benefit from) income taxes resulting
  from:
  State and local taxes, net of Federal
     tax benefit.......................    2,647      2,683      (1,541)           36
  Reversal of deferred tax asset
     valuation allowance...............       --     (1,306)         --            --
  Non-deductible merger costs..........       --      1,158          --            --
  Foreign taxes in excess of Federal
     statutory rate....................     (150)       (36)          9          (175)
  Purchased research and development...       --         --       4,293            --
  Other, net...........................    1,021     (1,139)         45           211
                                         -------    -------    --------         -----
Pro forma provision for income taxes
  (unaudited)..........................  $15,098
                                         =======
Provision for (benefit from) income
  taxes................................             $15,628    $ (9,157)        $ 304
                                                    =======    ========         =====
Effective income tax rate..............       46%        38%         27%           46%
                                         =======    =======    ========         =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1997 and March 31, 1998 are as follows:

                                                           DECEMBER 31,
                                                        ------------------    MARCH 31,
                                                         1996       1997        1998
                                                        -------    -------    ---------
DEFERRED TAX ASSETS:
Inventory valuation...................................  $ 6,154    $ 6,727     $ 6,640
Deferred income.......................................    3,851        318        (504)
Sales return reserve..................................    2,196      5,147       4,305
Tax loss carryforwards................................    1,255      3,166       3,166
Other.................................................    1,934      1,333       3,073
                                                        -------    -------     -------
                                                         15,390     16,691      16,680
                                                        -------    -------     -------
DEFERRED TAX LIABILITIES:
Depreciation..........................................     (107)      (399)       (540)
                                                        -------    -------     -------
                                                           (107)      (399)       (540)
                                                        -------    -------     -------
Net deferred tax asset................................  $15,283    $16,292     $16,140
                                                        =======    =======     =======

     As of March 31, 1998, two of the Company's subsidiaries had a combined net operating loss carryforward of approximately $5,911 for tax purposes expiring in the years 2007 through 2011.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 -- STOCKHOLDERS' EQUITY

     The Company has authorized 5,000 shares of preferred stock, $0.01 par value. No shares of preferred stock are issued or outstanding.

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

     As of March 31, 1998 and December 31, 1997 and 1996, the Company had outstanding warrants to purchase an aggregate of approximately 1,256, 1,256 and 956 shares of Common Stock, respectively, to content-providers at exercise prices (ranging from $8.50 to $20.00) not less than the fair market value at the date of issue. None of the outstanding warrants vested prior to May 1996; vesting subsequent to such date is dependent upon the achievement of sales levels of certain products, the rights to which were granted to the Company. On July 19, 1996, the Company repurchased approximately 211 of these warrants amounting to $1,936.

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

     In connection with the acquisition of SingleTrac Entertainment Technologies, Inc. on October 15, 1997, the Company issued approximately 731 shares of its Common Stock and assumed approximately 306 stock options.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- STOCK OPTIONS

     The Company has two stock option plans which began in 1995 and in 1997, respectively (the "Plans"). The Company accounts for these Plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

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

     A summary of the status of the Company's Plans at December 31, 1995, 1996 and 1997 and March 31, 1998 and changes during the years ended December 31, 1995, 1996 and 1997 and the three months ended March 31, 1998 are as follows (conversion of Humongous' stock options have been treated as though they were granted in 1995):

                                                             DECEMBER 31, 1995
                                                -------------------------------------------
                                                            PRICE PER      WEIGHTED AVERAGE
                                                SHARES        SHARE         EXERCISE PRICE
                                                ------    -------------    ----------------
Outstanding at beginning of year..............    378     $0.04 -  0.18         $ 0.07
Granted.......................................  4,591      0.05 - 14.00          10.93
Exercised.....................................     (8)             0.12           0.12
Forfeited.....................................     (1)            14.00          14.00
Expired.......................................     --                --             --
                                                -----
Outstanding at end of year....................  4,960      0.04 - 14.00          10.12
                                                =====

                                                            DECEMBER 31, 1996
                                               --------------------------------------------
                                                           PRICE PER       WEIGHTED AVERAGE
                                               SHARES        SHARE          EXERCISE PRICE
                                               ------    --------------    ----------------
Outstanding at beginning of year.............  4,960     $ 0.04 - 14.00         $10.12
Granted......................................  1,122       0.35 - 23.50          12.53
Exercised....................................   (218)      0.04 -  9.38           2.92
Forfeited....................................   (104)     12.38 - 20.00          14.08
Expired......................................     --                 --             --
                                               -----
Outstanding at end of year...................  5,760       0.04 - 23.50          10.79
                                               =====

                                                            DECEMBER 31, 1997
                                               -------------------------------------------
                                                           PRICE PER      WEIGHTED AVERAGE
                                               SHARES        SHARE         EXERCISE PRICE
                                               ------    -------------    ----------------
Outstanding at beginning of year.............   5,760    $0.04 - 23.50         $10.79
Granted......................................   4,404     0.36 - 14.00           8.63
Exercised....................................    (268)    0.04 -  9.38           2.89
Forfeited....................................  (1,341)    0.35 - 23.50          15.36
Expired......................................    (272)    7.94 - 17.75          11.26
                                               ------
Outstanding at end of year...................   8,283     0.04 - 14.50           9.13
                                               ======

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- STOCK OPTIONS -- (CONTINUED)

                                                             MARCH 31, 1998
                                               -------------------------------------------
                                                           PRICE PER      WEIGHTED AVERAGE
                                               SHARES        SHARE         EXERCISE PRICE
                                               ------    -------------    ----------------
Outstanding at beginning of fiscal year......  8,283     $0.04 - 14.50         $9.13
Granted......................................  1,547      6.31 -  7.94          6.83
Exercised....................................    (33)     0.18 -  2.08          1.10
Forfeited....................................     --                --            --
Expired......................................     (5)     0.35 - 14.00          7.00
                                               -----
Outstanding at end of fiscal year............  9,792      0.04 - 14.50          8.79
                                               =====

     The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 1998:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   --------------------------------------------------   -------------------------------
ACTUAL RANGE OF      NUMBER      WEIGHTED AVERAGE                         NUMBER
EXERCISE PRICES    OUTSTANDING       REMAINING       WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
 150% INCREMENT    AT 3/31/98    CONTRACTUAL LIFE     EXERCISE PRICE    AT 3/31/98     EXERCISE PRICE
----------------   -----------   -----------------   ----------------   -----------   -----------------
$ 0.04 - 0.05           141             4.6               $ 0.04             141           $ 0.04
  0.18 - 0.18            49             6.6                 0.18              38             0.18
  0.35 - 0.36           102             7.1                 0.35              53             0.36
  0.71 - 0.88            35             8.0                 0.72              16             0.72
  1.78 - 2.08           188             8.5                 1.93             128             1.95
  4.17 - 6.13           710             7.2                 4.34             653             4.18
  6.31 - 9.38         5,682             8.8                 7.90           1,226             8.74
  9.81 -14.50         2,885             8.1                13.07           1,214            13.93

     Had compensation cost for these plans been determined consistent with Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                           YEARS ENDED DECEMBER 31,        THREE MONTHS
                                        ------------------------------    ENDED MARCH 31,
                                         1995       1996        1997           1998
                                        -------    -------    --------    ---------------
Net income (loss)......  As reported    $22,604    $25,139    $(25,023)        $ 358
                           Pro forma     21,701     21,872     (32,140)         (259)
Basic net income (loss)
  per share............  As reported         --    $  0.38    $  (0.37)        $0.01
                           Pro forma         --    $  0.33    $  (0.48)        $0.00
Diluted net income
  (loss) per share.....  As reported         --    $  0.37    $  (0.37)        $0.01
                           Pro forma         --    $  0.32    $  (0.48)        $0.00

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1995, 1996 and 1997 and the three months ended March 31, 1998: no dividends will be paid for the entire term of the option, expected volatility of 57.9% for 1995 and 1996, 67.5% for 1997 and the three months ended March 31, 1998, risk-free interest rates averaging 5.15% for 1995 and 1996, 6.22% for 1997 and 5.45% for the three months ended March 31, 1998 and expected lives of five years in 1995, four years in 1996, 1997 and the three months ended March 31, 1998, respectively.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- RELATED PARTY TRANSACTIONS

     On January 1, 1995, the Company entered into a one year services agreement with GoodTimes Home Video Corporation ("GoodTimes"), a company owned by three directors of the Company. The services agreement was intended to facilitate the Company's establishment of fully independent systems and administration during 1995. The services agreement provided for a fee based on specific services performed and was terminable by the Company at any time upon written notice. The total amount charged to operations for services provided by GoodTimes and affiliated companies for the year ended December 31, 1995 amounted to approximately $7,341. As of December 31, 1995, there were no services being provided to the Company under the services agreement, however, GoodTimes is providing manufacturing services under a separate manufacturing agreement. There is no formal expiration date to this agreement. Beginning in October 1997, the Company began performing these services internally. The Company enters into arms length manufacturing transactions with GoodTimes on an as needed basis. The total amount charged to operations for manufacturing services for the years ended December 31, 1995, 1996 and 1997 amounted to $3,558, $7,516 and $2,498, respectively. A nominal amount was charged to operations for these services in the three months ended March 31, 1998.

     During 1996, the Company sold approximately $3,488 of software to GoodTimes at fair market value. At December 31, 1997, the Company had a receivable from GoodTimes for this merchandise amounting to approximately $2,996. In February 1998, $2,869 of such receivable was paid.

     In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by three directors of the Company. REPS provides such services to the Company as well as to third parties. The Company had an agreement with REPS pursuant to which REPS supplied such services, at its cost, through December 31, 1997. The Company is in negotiation with REPS to extend this agreement and is currently operating on a month to month basis under the terms of the old agreement. Prior to entering into the REPS Agreement, REPS' services were provided to the Company as part of the services agreement with GoodTimes. The total amount charged to operations for these services amounted to approximately $3,025, $4,817 and $1,434 for the years ended December 31, 1996 and 1997 and the three months ended March 31, 1998.

     The Company occasionally hires Taughannock Aviation Corp. ("Taughannock") and Eastway Aircraft Services Inc. ("Eastway") to provide business travel services for its officers and employees. Taughannock leases one plane from JT Aviation Corp. ("JTAC"), a company owned by Joseph J. Cayre, Chairman Emeritus of the Board of Directors of the Company, and one plane from KCS Aviation Corp., a company owned by Kenneth Cayre, a Director of the Company. Eastway leases two planes from JTAC. Neither Taughannock nor Eastway is owned in whole or in part by any member of the Cayre family.

     Taughannock and Eastway provide air travel to the Company at an hourly rate and on an as needed and as available basis. During the years ended December 31, 1995, 1996 and 1997 and the three months ended March 31, 1998, the Company's aggregate air travel fees paid to Taughannock were approximately $357, $219, $0 and $0, respectively. During the years ended December 31, 1995, 1996 and 1997 and the three months ended March 31, 1998, the Company paid approximately $0, $226, $370 and $40, respectively, to Eastway.

     The Company occasionally hired JC Aviation Corp ("JCAC"), a company owned by Jack J. Cayre, Executive Vice President and Director of the Company, to provide business transportation services for its officers. During the year ended December 31, 1997, the Company paid approximately $26 to JCAC. There were no payments made during the three months ended March 31, 1998 to JCAC.

     The Company has entered into agreements with Upgrade Corporation of America (doing business as SOFTBANK Services Group) ("SOFTBANK Services") pursuant to which SOFTBANK Services (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- RELATED PARTY TRANSACTIONS -- (CONTINUED) customer orders and provides fulfillment services for the Company, in each case on a per service basis. The agreement relating to customer support service expired on December 17, 1996 and the agreement providing for the fulfillment service expired on August 2, 1997. Both agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. During the years ended December 31, 1996 and 1997 and the three months ended March 31, 1998, the Company had charged to operations approximately $164, $230 and $41, respectively, in fees to SOFTBANK Services. Jordan A. Levy, a Director of the Company, is the Co-Chairman of SOFTBANK Services.

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

     The Company has extended loans to the former stockholders of FormGen in the aggregate amount of $1,098. $181 of such loans have been repaid as of December 31, 1997. The remaining balances have been extended and become due and payable on August 1, 1998.

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

     See Note 12 for information concerning other related party transactions.

NOTE 12 -- LEASES

     The Company accounts for its leases as operating leases, with expiration dates ranging from 1998 through 2020. Future minimum annual rental payments under the leases are as follows for the fiscal years then ended:

1999.............................................    $ 6,381
2000.............................................      5,223
2001.............................................      4,193
2002.............................................      3,841
2003.............................................      3,830
Thereafter.......................................     18,800
                                                     -------
                                                     $42,268
                                                     =======

     Total rent expense charged to operations for the years ended December 31, 1995, 1996 and 1997 and the three months ended March 31, 1998 amounted to approximately $1,824, $3,207, $4,894 and $1,233, respectively. Through March 31, 1998, the Company leased a portion of its international offices from a related party. Through December 31, 1997, the Company leased its executive and administrative offices from a related party. Of the total rent expense charged to operations, approximately $751, $997, $967 and $67 was paid to the Company's related party during the years ended December 31, 1995, 1996 and 1997 and the three months ended March 31, 1998, respectively.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

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

     At March 31, 1998, the Company had outstanding debt of $28,000, representing borrowings under the Credit Agreement, and letters of credit amounting to $6,309. Interest expense for the year ended December 31, 1997 and the three months ended March 31, 1998 amounted to $1,948 and $636, respectively.

     In January, February, and March 1998, ten substantially similar complaints were filed against the Company, its Chairman Emeritus of the Board of Directors and its Chairman and Chief Executive Officer, and in certain actions, its Chief Financial Officer, in the United States District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997 and allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's Common Stock during the class period. Plaintiffs allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, which misstatements purportedly had the effect of overstating the Company's net income and net assets. The Company has not yet moved or answered with respect to the complaints, pending the anticipated filing of a consolidated amended complaint after the court's determination of a lead plaintiff and its counsel. The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions, however, at this stage in the actions no assurance can be given as to their ultimate resolution or that an adverse outcome could not have a material adverse effect on the Company's results of operations and financial condition.

     Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.

NOTE 14 -- ROYALTY ADVANCES

     The Company has committed to pay advance royalty payments under certain royalty agreements. These obligations are not guaranteed and are dependent, in part, on the delivery of the contracted services by the licensor. Future advance royalty payments due under these royalty agreements are as follows for the fiscal years then ended:

1999...............................................  $23,216
2000...............................................    1,690
2001...............................................      375
2002...............................................    3,524
2003...............................................       --
Thereafter.........................................       --
                                                     -------
                                                     $28,805
                                                     =======

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 15 -- CONCENTRATION OF CREDIT RISK

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

     The Company had sales constituting 52%, 45%, 36% and 37% of net revenue to a single customer in the years ended December 31, 1995, 1996 and 1997 and the three months ended March 31, 1998, respectively.

     Accounts receivable due from this significant customer aggregated 22%, 33% and 37% of accounts receivable at December 31, 1996 and 1997 and March 31, 1998, respectively.

     The Company continually monitors its positions with, and the credit quality of, the financial institutions with which the Company conducts business.

NOTE 16 -- OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

     The Company has two reportable segments: publishing and merchandising and distribution. Publishing constitutes both internally developed and externally licensed titles. Merchandising and distribution constitutes the sale of other publishers' titles to various mass merchants.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of these segments.

     The Company's reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, merchandising and marketing strategies. The Company commenced reporting in these reportable segments during the year ended December 31, 1996.

     The following unaudited summary represents the consolidated net revenues and operating income (loss) by reportable segment for the years ended December 31, 1996 and 1997 and the three months ended March 31, 1998:

                                                               MERCHANDISING
                                                 PUBLISHING   AND DISTRIBUTION   CORPORATE    TOTAL
                                                 ----------   ----------------   ---------   --------
1996:
Net revenues...................................   $197,280        $168,210             --    $365,490
Operating income (loss)........................     45,982          36,025       $(40,404)     41,603

1997:
Net revenues...................................   $323,528        $207,149             --    $530,677
Operating income (loss)........................     67,129          38,795       $(48,455)     57,469

1998:
Net revenues...................................   $ 65,822        $ 39,945             --    $105,767
Operating income (loss)........................      9,932           7,103       $(14,348)      2,687

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS -- (CONTINUED) The following represents the reconciliation of operating income as reported for reportable segments to consolidated totals for the years ended December 31, 1996 and 1997 and the three months ended March 31, 1998:

                                                          YEARS ENDED
                                                         DECEMBER 31,
                                                      -------------------      THREE MONTHS ENDED
                                                       1996        1997          MARCH 31, 1998
                                                      -------    --------      ------------------
Operating income as reported for reportable
  segments..........................................  $41,603    $ 57,469            $2,687
Amortization of goodwill............................    1,092       1,295               636
Other non-recurring charges.........................    3,718      88,279                --
                                                      -------    --------            ------
Operating income (loss).............................  $36,793    $(32,105)           $2,051
                                                      =======    ========            ======

     Information about the Company's operations in the United States and other geographic locations for the years ended December 31, 1996 and 1997 and the three months ended March 31, 1998 are presented below. During the year ended December 31, 1995, the Company only operated in the United States.

                                                                      OTHER
                                                                    GEOGRAPHIC
                                                   UNITED STATES    LOCATIONS      TOTAL
                                                   -------------    ----------    --------
1996:
  Net revenues...................................    $331,592        $ 33,898     $365,490
  Operating income...............................      30,424           6,369       36,793
  Total assets...................................     321,347          45,764      367,111
1997:
  Net revenues...................................    $423,197        $107,480     $530,677
  Operating income (loss)........................     (44,332)         12,227      (32,105)
  Total assets...................................     389,610          68,115      457,725
1998:
  Net revenues...................................    $ 87,538        $ 18,229     $105,767
  Operating income...............................       1,270             781        2,051
  Total assets...................................     313,550          52,321      365,871

NOTE 17 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                        YEARS ENDED DECEMBER 31,       THREE MONTHS
                                      ----------------------------    ENDED MARCH 31,
                                       1995       1996      1997           1998
                                      -------    ------    -------    ---------------
Issuance of common stock in
  connection with the acquisition of
  Slash.............................  $20,000    $   --    $    --        $   --
Issuance of common stock in
  connection with the acquisition of
  SingleTrac........................       --        --      7,169            --
Issuance of stock options in
  connection with the acquisition of
  SingleTrac........................       --        --         --         3,007
Accrual for purchase price
  adjustment for One Stop...........       --        --         --         3,095
Cash paid for income taxes..........   19,169     9,783     10,243             2
Cash paid for interest..............      669       685      1,802           727

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 17 -- SUPPLEMENTAL CASH FLOW INFORMATION -- (CONTINUED)
     The Company has entered into a barter agreement effective March 30, 1998 with a three year term, in which the Company exchanged $3,246 of excess inventory of published titles for a combination of barter credits and cash contingent upon the sale of the product by the barter company.

NOTE 18 -- TERMINATED MERGER AGREEMENT WITH MICROPROSE, INC.

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

NOTE 19 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the year ended December 31, 1996 are as follows:

                                                         THREE MONTHS ENDED
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                       ---------    --------    -------------    ------------
Net revenues.......................     $70,757     $73,526        $86,192         $135,015
Operating income...................       7,211       5,999         12,187           11,396
Net income.........................       4,392       3,502          8,730            8,515
Basic net income per share.........     $  0.07     $  0.05        $  0.13         $   0.13
Weighted average shares
  outstanding......................      66,145      66,145         69,217           66,391
Diluted net income per share.......     $  0.06     $  0.05        $  0.13         $   0.13
Weighted average shares
  outstanding......................      67,686      68,571         69,217           67,896

     Summarized quarterly financial data for the year ended December 31, 1997 are as follows:

                                                        THREE MONTHS ENDED
                                      ------------------------------------------------------
                                      MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                      ---------    --------    -------------    ------------
Net revenues......................     $93,381     $102,737      $120,990         $213,569
Operating income (loss)...........       7,593        8,761        14,650          (63,109)
Net income (loss).................       4,454        4,469         8,526          (42,472)
Basic net income (loss) per
  share...........................     $  0.07     $   0.07      $   0.13         $  (0.63)
Weighted average shares
  outstanding.....................      66,395       66,779        67,032           67,717
Diluted net income (loss) per
  share...........................     $  0.07     $   0.07      $   0.12         $  (0.63)
Weighted average shares
  outstanding.....................      67,358       67,230        68,683           67,717

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                 BALANCE --     CHARGED TO                  BALANCE --
                                                BEGINNING OF    COSTS AND                     END OF
                 DESCRIPTION                        YEAR         EXPENSES     DEDUCTIONS       YEAR
                 -----------                    ------------    ----------    ----------    ----------
Allowance for doubtful accounts:
  Three months ended:
     March 31, 1998...........................     $4,379         $  411       $(1,538)       $3,252
                                                   ======         ======       =======        ======
  Years ended:
     December 31, 1997........................     $4,069         $4,106       $(3,796)       $4,379
                                                   ======         ======       =======        ======
     December 31, 1996........................     $1,844         $2,225       $    --        $4,069
                                                   ======         ======       =======        ======
     December 31, 1995........................     $  235         $1,609       $    --        $1,844
                                                   ======         ======       =======        ======
Reserve for obsolescence:
  Three months ended:
     March 31, 1998...........................     $9,188         $  968       $  (301)       $9,855
                                                   ======         ======       =======        ======
  Years ended:
     December 31, 1997........................     $6,081         $3,107       $    --        $9,188
                                                   ======         ======       =======        ======
     December 31, 1996........................     $7,066         $   --       $  (985)       $6,081
                                                   ======         ======       =======        ======
     December 31, 1995........................     $1,561         $5,505       $    --        $7,066
                                                   ======         ======       =======        ======