Form 10-Q
period 1998-06-30
GT INTERACTIVE SOFTWARE CORP
filed 1998-08-07
CIK 1002607

 ------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------
                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998     Commission File No. 0-27338


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

                           Yes      X                No______

         As of August 3, 1998, there were 68,080,134 shares of the registrant's Common Stock outstanding.

                          GT INTERACTIVE SOFTWARE CORP.
                  June 30, 1998 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION



                                                                                                          Page
Item 1.          Financial Statements (Unaudited):

                 Consolidated Balance Sheets as of March 31, 1998 (audited)  and June 30, 1998              3

                 Consolidated Statements of Operations for the Three Months Ended
                 June 30, 1997 and 1998                                                                     4

                 Consolidated Statements of Comprehensive Income for the Three Months Ended
                 June 30, 1997 and 1998                                                                     5

                 Consolidated Statements of Cash Flows for the Three Months Ended
                 June 30, 1997 and 1998                                                                     6

                 Notes to the Consolidated Financial Statements                                             7



Item 2.          Management's Discussion and Analysis of Financial Condition and Results of                11
                 Operations



PART II - OTHER INFORMATION


Item 1.          Litigation                                                                                16

Item 4.          Submission of Matters to a Vote of Security Holders                                       16

Item 6.          Exhibits and Reports on Form 8-K                                                          17

Signatures                                                                                                 18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     March 31,         June 30,
                                                                       1998             1998
                                                                       ----             ----
                                                                    (audited)        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                         $  17,224         $   8,660
  Short-term investments                                                  105               105
  Receivables, net                                                    134,815           162,065
  Inventories, net                                                     98,469           102,512
  Royalty advances                                                     10,009             8,924
  Deferred income taxes                                                16,140            14,980
  Income taxes receivable                                              10,684            12,117
  Prepaid expenses and other current assets                             7,954             7,736
                                                                    ---------         ---------
     Total current assets                                             295,400           317,099
Property and equipment, net                                            29,049            32,497
Investments, at cost                                                   10,089            10,089
Goodwill, net                                                          28,043            27,162
Other assets                                                            3,290             3,964
                                                                    ---------         ---------
       Total assets                                                 $ 365,871         $ 390,811
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 103,062         $ 109,639
  Accrued liabilities                                                  49,414            48,784
  Revolving credit facility                                            28,000            54,600
  Royalties payable                                                    40,395            31,798
  Deferred income                                                         156               167
  Income taxes payable                                                  3,449             1,853
  Current portion of long-term liabilities                                  5                 5
  Due to related party                                                    925               879
                                                                    ---------         ---------
     Total current liabilities                                        225,406           247,725
Long-term liabilities                                                   1,576             1,669
                                                                    ---------         ---------
       Total liabilities                                              226,982           249,394
                                                                    ---------         ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, $.01 par, 150,000,000 shares authorized,
     67,991,926 and 68,074,935 shares issued and outstanding              680               681
  Additional paid-in capital                                          131,382           131,730
  Retained earnings                                                     7,577             9,380
  Cumulative translation adjustment                                      (750)             (374)
                                                                    ---------         ---------
       Total stockholders' equity                                     138,889           141,417
                                                                    ---------         ---------
       Total liabilities and stockholders' equity                   $ 365,871         $ 390,811
                                                                    =========         =========

       The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended
                                                                June 30,
                                                         -----------------------
                                                         1997               1998
                                                         ----               ----
                                                               (unaudited)
Net revenues                                           $ 102,737         $ 116,391
Cost of goods sold                                        60,163            55,898
Selling and distribution expenses                         21,119            26,460
General and administrative expenses                        9,344            12,453
Research and development                                   3,068            16,597
Amortization of goodwill                                     283               871
                                                       ---------         ---------
     Operating income                                      8,760             4,112
Interest and other expense, net                             (626)           (1,176)
                                                       ---------         ---------
     Income before income taxes                            8,134             2,936
Provision for income taxes                                 3,667             1,133
                                                       ---------         ---------
     Net income                                        $   4,467         $   1,803
                                                       =========         =========


Basic net income per share                             $    0.07         $    0.03

  Weighted average number of shares outstanding           66,779            68,056

Diluted net income per share                           $    0.07         $    0.03

  Weighted average number of shares outstanding           67,230            68,988

        The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)



                                                    Three Months Ended
                                                         June 30,
                                                   --------------------
                                                   1997            1998
                                                   ----            ----
                                                      (unaudited)
Net income                                       $ 4,467         $ 1,803


Other comprehensive income:
 Foreign currency translation adjustments            358             376
 Unrealized holding loss on securities              (126)           --
                                                 -------         -------

Comprehensive income                             $ 4,699         $ 2,179
                                                 =======         =======

        The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Three Months Ended
                                                                                                June 30,
                                                                                         ----------------------
                                                                                         1997              1998
                                                                                         ----              ----
                                                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  4,467         $  1,803
  Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                      1,124            3,244
       Deferred income taxes                                                              4,353            1,159
       Deferred income                                                                   (2,403)              16
       Changes in operating assets and liabilities:
          Receivables, net                                                              (14,695)         (27,310)
          Inventories, net                                                                5,631           (4,073)
          Royalty advances                                                              (13,247)           1,085
          Due to related party                                                             (119)             (46)
          Prepaid expenses and other current assets                                        (342)             251
          Accounts payable                                                               (6,391)           6,557
          Accrued liabilities                                                            (7,071)            (658)
          Royalties payable                                                                (614)          (8,598)
          Income taxes payable                                                           (4,371)          (1,605)
          Income taxes receivable                                                          --             (1,433)
          Long-term liabilities                                                           1,330               88
          Other                                                                           1,111             (672)
                                                                                       --------         --------
             Net cash used in operating activities                                      (31,237)         (30,192)
                                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                                                  (108)            --
  Purchase of property and equipment                                                     (6,073)          (5,824)
  Acquisitions, net                                                                        (846)            --
                                                                                       --------         --------
             Net cash used in investing activities                                       (7,027)          (5,824)
                                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facility, net                                        23,200           26,600
  Proceeds from exercise of stock options                                                 2,107              348
                                                                                        --------         --------
             Net cash provided by financing activities                                   25,307           26,948
                                                                                        --------         --------
  Effect of exchange rates on cash and cash equivalents                                     358              504
                                                                                        --------         --------
  Net decrease in cash and cash equivalents                                             (12,599)          (8,564)
  Cash and cash equivalents - beginning of period                                        16,640           17,224
                                                                                       --------         --------
  Cash and cash equivalents - end of period                                            $  4,041         $  8,660
                                                                                       ========         ========

        The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED, IN THOUSANDS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying interim consolidated financial statements of GT Interactive Software Corp. and Subsidiaries (the "Company") are unaudited but in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the transition period from January 1, 1998 to March 31, 1998.

Reclassifications

         Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

Net Income Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method.

Fiscal Year

         Effective January 1, 1998, the Company has changed its fiscal year end from December 31 to March 31.

NOTE 2 - ACQUISITIONS

         In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which $5.4 million was cash and the balance of the purchase price was the issuance of 0.7 million newly issued shares of the Company's Common Stock and the assumption of approximately 0.3 million stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with the applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $11,008 of acquistion cost was expensed in the fourth quarter of 1997.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED, IN THOUSANDS)

NOTE 3 - INVENTORIES, NET

         Inventories consist of the following:

                                              March 31,       June 30,
                                                1998            1998
                                                ----            ----
                                                  (in thousands)
Finished goods                                $ 94,220        $ 97,721
Raw materials                                    4,249           4,791
                                              --------        --------
                                              $ 98,469        $102,512
                                              ========        ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         On January 21, 1997, the Company entered into a Revolving Credit Agreement (the "Credit Agreement") with certain banks expiring on December 31, 1998. The Credit Agreement was amended on June 30, 1997 to increase the facility from $40,000 to a maximum of $65,000 and subsequently, in July 1998, from $65,000 to $80,000 through September 30, 1998, to be used for borrowings and letters of credit. Borrowing is limited to fifty percent of adjusted consolidated accounts receivable, and is secured by these receivables. The borrowings under the Credit Agreement bear interest at either the banks' reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate plus 1-1/4%. The Company pays a commitment fee of 1/4% based on the unused portion of the line. The Credit Agreement requires maintenance of certain financial ratios and net income levels.

         The Company intends to raise $100 million through a private placement of senior subordinated notes (the "Notes") due 2005 to institutional investors to be used for future acquisitions, fund operations and repay existing indebtedness. The Company has also executed a commitment letter with First Union National Bank and First Union Capital Markets for a revolving credit facility of up to $125 million (the "New Credit Agreement") to be used to refinance certain existing indebtedness, for ongoing working capital requirements and for other general corporate purposes, including permitted acquisitions.

         At June 30, 1998, the Company had outstanding debt of $54,600, representing borrowings under the Credit Agreement, and letters of credit amounting to $5,870.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                   Three Months Ended
                                        June 30,
                                   ------------------
                                   1997          1998
                                   ----          ----
                                     (in thousands)
Cash paid for income taxes        $3,926        $4,525
Cash paid for interest               316           813




NOTE 6 - OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

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

                GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (UNAUDITED, IN THOUSANDS)

NOTE 6 - OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

         The Company's reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, merchandising and marketing strategies. The Company commenced reporting in these reportable segments during the calendar year ended December 31, 1996.

         The following unaudited summary represents the consolidated net revenues and operating income by reportable segment for the three months ended June 30, 1997 and 1998:

                                                       Merchandising
                                                           and
                                        Publishing     Distribution     Corporate           Total
                                        ----------     ------------     ---------           -----
Three Months Ended June 30, 1997:
Net revenues                             $ 64,094        $ 38,643            --            $102,737
Operating income                           12,347           9,160        $(12,464)            9,043


Three Months Ended June 30, 1998:
Net revenues                             $ 70,662        $ 45,729            --            $116,391
Operating income                           10,913          10,051        $(15,981)            4,983


         The following represents the reconciliation of operating income as reported for reportable segments to consolidated totals for the three months ended June 30, 1997 and 1998:

                                                             Three Months Ended
                                                                  June 30,
                                                             ------------------
                                                             1997          1998
                                                             ----          ----
                                                               (in thousands)
Operating income as reported for reportable segments        $9,043        $4,983
Amortization of goodwill                                      (283)         (871)
                                                            ------        ------
Operating income                                            $8,760        $4,112
                                                            ======        ======

                GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (UNAUDITED, IN THOUSANDS)

NOTE 6 - OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

         Information about the Company's operations in the United States and other geographic locations for the three months ended June 30, 1997 and 1998 are presented below.

                                                             Other
                                                           Geographic
                                       United States       Locations          Total
                                       -------------       ---------          -----
Three Months Ended June 30, 1997:
Net revenues                             $  86,466         $  16,271        $ 102,737
Operating income                             5,487             3,273            8,760
Total assets                               313,817            42,946          356,763

Three Months Ended June 30, 1998:
Net revenues                             $  96,053         $  20,338        $ 116,391
Operating income                              (952)            5,064            4,112
Total assets                               344,311            46,500          390,811


NOTE 7 - SUBSEQUENT EVENTS

         In July 1998, the Credit Agreement was amended to increase the facility from $65,000 to $80,000 through September 30, 1998, to be used for borrowings and letters of credit.

         The Company intends to raise $100,000 through a private placement of senior subordinated notes (the "Notes") due 2005 to institutional investors to be used for future acquisitions, fund operations and repay existing indebtedness. The Company has also executed a commitment letter with First Union National Bank and First Union Capital Markets for a revolving credit facility of up to $125,0000 (the "New Credit Agreement") to be used to refinance certain existing indebtedness, for ongoing working capital requirements and for other general corporate purposes, including permitted acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, world-wide business and industry conditions, adoption of new hardware systems, product delays, software development requirements and their impact on product launches, company customer relations and other risks and factors detailed, from time to time, in the Company's SEC filings including, but not limited to, the factors described on pages 11 through 17 of the Company's Transition Report on Form 10-K for the transition period from January 1, 1998 to March 31, 1998.

OVERVIEW

         The Company creates, publishes, merchandises and distributes interactive entertainment, edutainment and value-priced consumer software for a variety of platforms on a worldwide basis. Since it commenced operations in February 1993, the Company has experienced rapid growth and its product and customer mix has changed substantially.

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

         The worldwide interactive entertainment software market is comprised primarily of software for two distinct platforms: personal computers ("PCs") and dedicated game consoles. The market has grown dramatically in recent years with its growth driven by the increasing installed base of multimedia PCs and current generation game console systems. In addition, the development of enabling multimedia technologies, the proliferation of software titles, the development of new and expanding distribution channels and the emergence of a strong international market for interactive entertainment software have spurred the rapid expansion of the interactive entertainment market.

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

         Since royalty advances are fixed costs, their impact is more significant during softer revenue quarters. As such, the Company expects higher research and development costs as a percentage of net revenues, relative to the prior year, to continue into its second fiscal quarter, due to the expensing of royalty advances, as a result of the change in accounting. It is anticipated that this change in accounting will not have a material effect on the Company's operating income for the full fiscal year.

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

         During the second half of 1997, Wal-Mart began purchasing software directly from five publishers whose software was previously sold to Wal-Mart through the Company. In addition, in July 1998, Wal-Mart agreed to purchase directly from a sixth publisher whose software was previously sold to Wal-Mart through the Company.

         In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a leading developer of front-line software. Financial results of SingleTrac have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition. This acquisition did not have a material impact on the financial condition or the results of operations of the Company in the year acquired.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the three months ended June 30, 1997 and 1998.


                                                Three Months
                                                Ended June 30,
                                              -------------------
                                              1997           1998
                                              ----           ----
Net revenues                                 100.0%         100.0%
Cost of goods sold                            58.6           48.0
Selling and distribution expenses             20.6           22.7
General and administrative expenses            9.0           10.7
Research and development                       3.0           14.3
Amortization of goodwill                       0.3            0.7
                                             -----          -----
    Operating income                           8.5            3.6
Interest  and other  expense, net             (0.6)          (1.0)
                                             -----          -----
    Income before income taxes                 7.9            2.6
Provision for income taxes                     3.5            1.0
                                             -----          -----
    Net income                                 4.4%           1.6%
                                             =====          =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net revenues for the three months ended June 30, 1998 ("1999") increased approximately $13.7 million, or 13.3% to $116.4 million from $102.7 million in the three months ended June 30, 1997 ("1998"). This growth in net revenues was attributable to a nine percent increase in publishing revenue, which includes both front-line publishing and value-priced publishing ("Published Product"), to $70.7 million in 1999 from $64.7 million in 1998, and a 20% increase in products distributed for third parties, to $45.7 million in 1999 from $38.0 million in 1998. Value-priced publishing revenues increased 22% from $19.7 million in 1998 to $24.1 million in 1999, due to the continued strong sales of Deer Hunter for the PC and the hunting and fishing genre group of products such as Zebco Pro Fishing 3D and Rocky Mountain Trophy Hunter for the PC. The increase in revenues of products distributed for third parties is primarily due to the release of Windows '98 Upgrade and the growth of the Company's affiliated label program. The total front-line publishing component of Published Product revenues has increased three percent in 1999 to $46.6 million from $45.0 million in 1998. International front-line publishing revenues rose 17% from $20.0 million in 1998 to $23.4 million in 1999, while domestic front-line publishing revenues declined seven percent from $25.0 million in 1998 to $23.1 million in 1999. The increase in front-line publishing revenues is primarily due to the newly released Unreal for the PC, Total
Annihilation: the Core Contingency for the PC, Mike Piazza's Strike Zone for N64, Dead Ball Zone for PSX and the continuing strong sales of Oddworld: Abe's Oddysee for PSX, which was partially offset by fewer releases in 1999.

         Cost of goods sold primarily includes costs of purchased products. Cost of goods sold for 1999 decreased approximately $4.3 million, or 7.1%, to $55.9 million from $60.2 million in 1998. Cost of goods sold as a percentage of net revenues decreased to 48.0% in 1999 as compared to 58.6% in 1998. The decrease, as a percentage of net revenues, was due in part to the Company's change in accounting with respect to royalty advances, resulting in the expensing of such advances to research and development as incurred, rather than recouping such advances based on sales. Additionally, the Company's revenues from console products, as a percentage of Published Product revenues, decreased in 1999 to 35% from 44% in 1998, as console products generally have a higher overall cost than PC products. This decrease was partially offset by the higher sales of products distributed for third parties, which generally have higher costs than Published Product titles.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During 1999 these expenses increased approximately $5.3 million, or 25.3%, to $26.5 million from $21.1 million in 1998. Selling and distribution expenses as a percentage of net revenues for 1999 increased to 22.7% as compared to 20.6% in 1998. The increase, as a percentage of net revenues, was primarily attributable to the increase of advertising worldwide to support new releases, primarily Unreal for the PC and Mike Piazza's Strike Zone for N64, and existing and upcoming releases of the Company's Published Product. The overall increase was also attributable to increased sales volume.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 1999 increased approximately $3.1 million, or 33.3% to $12.5 million from $9.3 million in 1998. General and administrative expenses as a percentage of net revenues increased to 10.7% in 1999 from 9.0% in 1998. This increase was due primarily to professional fees for potential mergers and acquisitions, the related depreciation associated with the expansion of the Company's worldwide facilities and the implementation of enterprise software to enhance the Company's management information systems worldwide and higher rent related to new facilities in several locations.

         Research and development primarily includes payment for royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and related costs. These expenses in 1999 increased approximately $13.5 million, or 441.0% to $16.6 million from $3.1 million in 1998. Research and development as a percentage of net revenues increased to 14.3% in 1999 from 3.0% in 1998. This increase is primarily due to the change in accounting effective January 1, 1998, whereby royalty advances on products that are currently in development are expensed as incurred, and the additional headcount attributable to increased in-house development capacity, primarily as a result of the SingleTrac acquisition. Research and development expenses of the Company's internal development studios, which primarily include SingleTrac, Cavedog Entertainment and Humongous, increased from $3.1 million in 1998 to $7.1 million in 1999.

         Interest and other expense, net, increased approximately $0.6 million during 1999 to $1.2 million from $0.6 million in 1998. This increase was primarily attributable to the increase in interest costs associated with increased borrowings under the Revolving Credit Agreement (the "Credit Agreement").

         The Company's effective tax rate for 1999 was 39% compared to 45% in 1998. This decrease was attributable to the higher proportion of income at lower statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company's working capital was $69.4 million compared to $70.0 million at March 31, 1998. Cash and cash equivalents were $8.7 million at June 30, 1998 compared to $17.2 million at March 31, 1998.

         The primary source of cash during the three months ended June 30, 1998 was cash provided by financing activities of $26.9 million and net income of $1.8 million. These externally and internally generated funds and the existing cash balance at March 31, 1998 of $17.2 million were primarily used to fund receivables of $27.3 million, inventory of $4.1 million, payables of $6.6 million, royalty payments in excess of recoupment of $8.6 million, and the purchase of property and equipment of $5.8 million. The increase in the payable and inventory balances as of June 30, 1998, as compared to March 31, 1998, was primarily attributable to the purchases of Windows '98 Upgrade and additional funding for inventory to support increased sales. The increase in the receivable balance at June 30, 1998 reflects overall higher sales volume during the three months ended June 30, 1998 and a larger proportion of those sales occurring late in the quarter as compared to the three months ended March 31, 1998. June 1998 was the Company's third highest sales month in history, behind only September and December 1997. The increase in property and equipment is primarily due to additional investments in computer hardware and software and leasehold improvements to support the Company's growth.

         On January 21, 1997, the Company entered into the Credit Agreement with certain banks expiring on December 31, 1998. The Credit Agreement was amended on June 30, 1997 to increase the facility from $40 million to a maximum of $65 million and subsequently, in July 1998, from $65 million to $80 million through September 30, 1998, to be used for borrowings and letters of credit. At June 30, 1998, the Company had outstanding, under the Credit Agreement, debt and letters of credit issued of approximately $54.6 million and $5.9 million, respectively. Borrowing is limited to fifty percent of adjusted consolidated accounts receivable, and is secured by these receivables. The borrowings under the Credit Agreement bear interest at either the banks' reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate plus 1-1/4%. The Company pays a commitment fee of 1/4% based on the unused portion of the line.

         The Company intends to raise $100 million through a private placement of senior subordinated notes (the "Notes") due 2005 to institutional investors to be used for future acquisitions, fund operations and repay existing indebtedness. The Company has also executed a commitment letter with First Union National Bank and First Union Capital Markets for a revolving credit facility of up to $125 million (the "New Credit Agreement") to be used to refinance certain existing indebtedness, for ongoing working capital requirements and for other general corporate purposes, including permitted acquisitions. The existing Credit Agreement will be repaid and terminated upon the earlier to occur of the consummation of the offering of the Notes or the closing of the proposed New Credit Agreement. It is currently contemplated that the Company's obligations under the proposed New Credit Agreement will be secured by significant assets of the Company and its subsidiaries. The proposed New Credit Agreement will require the Company to maintain certain financial ratios. The failure of the Company to maintain such ratios would constitute an event of default under the proposed New Credit Agreement, notwithstanding the ability of the Company to meet its debt service obligations.

         The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its distribution and growing publishing businesses.

         The Company believes that existing cash and cash equivalents, together with cash expected to be generated from operations and from the existing Credit Facility and future borrowings will be sufficient to fund the Company's anticipated operations for the next twelve months.

PART II.  OTHER  INFORMATION

Item 1. Litigation

         On May 26, 1998, Big Tuna New Media, LLC ("Big Tuna"), a developer of children's software titles, filed suit against the Company in the United States District Court for the Southern District of New York seeking over $35 million in damages, $9 million in punitive damages and injunctive relief for alleged breaches of 1995 and 1996 rights acquisition agreements (the "1995 Agreement" and the "1996 Agreement," respectively). Under the 1995 Agreement, Big Tuna has delivered three out of four software titles and has been paid $1.75 million in advances recoupable against royalties, with a remaining $250,000 advance due upon acceptable delivery of the fourth title. Under the 1996 Agreement, the Company has a five year option to have Big Tuna develop for commerical exploitation between three and five children's software titles per year, as proposed by Big Tuna, in exchange for a minimum $1 million per year in royalties, stock warrant appreciation or cash payment, for a total of $5 million or more. Big Tuna claims that the Company repudiated and breached the 1996 Agreement, by among other things, sending to Big Tuna a notice to cure its material and anticipatory breaches (in light of Big Tuna's failure to timely deliver final proposals) and not making a $1 million payment on or about May 9, 1998, breached confidentiality provisions of the 1995 and 1996 Agreements by allegedly misappropriating Big Tuna's "novel and original ideas" for use in other games, violated the 1995 Agreement and the Lanham Act by improperly bundling for sale two Big Tuna titles created under the 1995 Agreement with non-Big Tuna titles, and violated the 1995 Agreement through accounting irregularities. The Company intends to deny liability and assert counterclaims against Big Tuna for, without limitation, its failure to timely provide final proposals for software titles to the Company in accordance with the 1996 Agreement. The Company believes that Big Tuna's claims arose in the ordinary course of business and that the ultimate resolution will not be material to the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of the Stockholders on June 17, 1998.

(b) The directors elected at the meeting were:

                               For              Withheld     Non-Votes
                               ---              --------     ---------
Joseph J. Cayre             48,786,661           130,038         0

Ronald W. Chaimowitz        48,788,361           128,338         0

Stanley Cayre               48,787,861           128,838         0

         Other directors whose terms of office continued after the meeting are as follows: William E. Ford, Jordan A. Levy, Jack J. Cayre, Steven A. Denning, Phillip J. Riese and Alvin N. Teller. On June 17, 1998, the Board of Directors accepted the resignations of Kenneth Cayre and Matthew Blank as directors of the Company.

(c) Other matters voted upon at the meeting and the results of those votes are as follows:

         (i)      Approval of the 1998 Employee Stock Purchase Plan.

                  For:                      41,919,121
                  Against:                  277,016
                  Abstain:                  35,314
                  Non-Votes:                6,685,248

         (ii) Approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the maximum number of individuals who can be members of the Board of Directors from twelve to fifteen.

                  For:                      48,536,221
                  Against:                  349,304
                  Abstain:                  31,174
                  Non-Votes:                0

         (iii) Approval of an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 4,000,000 shares, from 4,000,000 to 8,000,000 shares.

                  For:                      38,240,834
                  Against:                  3,793,935
                  Abstain:                  48,596
                  Non-Votes:                6,833,334

         (iv) Ratification of Arthur Andersen LLP as independent auditors for the Company for the transitional fiscal year ended March 31, 1998 and for the fiscal year ending March 31, 1999.

                  For:                      48,822,440
                  Against:                  73,563
                  Abstain:                  20,696
                  Non-Votes:                0

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

         The following exhibits are filed as part of this report:

Exhibit No.                  Description
-----------                  -----------
3.1                          Amended and Restated Certificate of Incorporation and Certificate of
                             Amendment of the Amended and Restated Certificate of Incorporation.

3.2                          Amended and Restated By-laws (as amended on July 23, 1998).

10.1                         Amendment, dated as of July 9, 1998, to the Credit Agreement, dated as of
                             January 21, 1997, by and among the Company, the banks parties thereto and
                             Republic National Bank of New York, as Agent.

10.2                         Employment Agreement between the Company and David Chemerow.

10.3                         Employment Agreement between the Company and Harry M. Rubin.

10.4                         Employment Agreement between the Company and Ronald Chaimowitz.

10.5                         The 1997 Stock Incentive Plan (as amended on June 17, 1998).

10.6                         The 1998 Employee Stock Purchase Plan.

27.1                         Financial Data Schedule.


(b)   Reports on Form 8-K

         The Company previously reported on a Current Report on Form 8-K, dated February 17, 1998 (the "Form 8-K"), that its Board of Directors had determined to change the Company's fiscal year-end from December 31 to March 31, and that the Company intended to file a transition report on Form 10-Q for the quarter ended March 31, 1998. On May 7, 1998, the Company filed an Amendment No. 1 to the Form 8-K to report that it intended to file within the prescribed period a transition report on Form 10-K in lieu of such Form 10-Q, and to include therein the Company's audited consolidated financial statements for the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 GT INTERACTIVE SOFTWARE CORP.





                                 By:         /s/    RONALD CHAIMOWITZ
                                         -------------------------------------
                                         Ronald Chaimowitz
                                         Chairman of the Board of
                                         Directors and Chief Executive Officer
                                         Date:  August 7, 1998

                                 By:         /s/    ANDREW GREGOR
                                         -------------------------------------
                                         Andrew Gregor
                                         Chief Financial Officer and Senior
                                         Vice President, Finance and
                                         Administration
                                         Date:  August 7, 1998