Form 10-Q
period 1998-09-30
GT INTERACTIVE SOFTWARE CORP
filed 1998-11-16
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998   Commission File No. 0-27338

                          GT INTERACTIVE SOFTWARE CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           13-3689915
 (State or other jurisdiction of                            (I.R.S. employer
  incorporation or organization)                           identification no.)

 417 FIFTH AVENUE, NEW YORK, NY                                   10016
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

                                 Yes /X/ No / /

         As of November 10, 1998, there were 70,415,014 shares of the registrant's Common Stock outstanding.

                          GT INTERACTIVE SOFTWARE CORP.
                SEPTEMBER 30, 1998 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                     Page
Item 1.    Financial Statements (Unaudited):

           Consolidated Condensed Balance Sheets as of March 31,
           1998 (audited)  and  September 30, 1998                    3

           Consolidated Statements of Operations for the Three and
           Six Months Ended September 30, 1997 and 1998               4

           Consolidated Statements of Comprehensive Income for the
           Three and Six Months Ended September 30, 1997 and 1998     5

           Consolidated Condensed Statements of Cash Flows for the
           Six Months Ended September 30, 1997 and 1998               6


           Notes to the Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        10

PART II - OTHER INFORMATION

Item 1.    Litigation                                                 16

Item 6.    Exhibits and Reports on Form 8-K                           16

Signatures                                                            18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            March 31,  September 30,
                                                              1998        1998
                                                            --------    --------
                                                           (audited)   (unaudited)
ASSETS
Current assets:
  Cash, cash equivalents and short-term investments         $ 17,329    $  5,323
  Receivables, net                                           134,815     170,369
  Inventories, net                                            98,469     109,628
  Income taxes receivable                                     10,684       2,668
  Other current assets                                        34,103      36,791
                                                            --------    --------
     Total current assets                                    295,400     324,779
Property and equipment, net                                   29,049      33,846
Goodwill, net                                                 28,043      26,542
Other assets                                                  13,379      14,987
                                                            --------    --------
          Total assets                                      $365,871    $400,154
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $103,062    $ 99,133
  Accrued liabilities                                         49,414      38,246
  Revolving credit facility                                   28,000          --
  Royalties payable                                           40,395      29,694
  Income taxes payable                                         3,449       5,177
  Other current liabilities                                    1,086       1,159
                                                            --------    --------
     Total current liabilities                               225,406     173,409
Long-term debt                                                    --      80,250
Other long-term liabilities                                    1,576       3,327
                                                            --------    --------
          Total liabilities                                  226,982     256,986
                                                            --------    --------
Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par, 150,000,000 shares
   authorized, 67,991,926 and 68,119,264 shares
   issued and outstanding, respectively                          680         681
Additional paid-in capital                                   131,382     131,736
Retained earnings                                              6,827      10,751
                                                            --------    --------
          Total stockholders' equity                         138,889     143,168
                                                            --------    --------
          Total liabilities and stockholders' equity        $365,871    $400,154
                                                            ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   Three Months Ended     Six Months Ended
                                                      September 30,         September 30,
                                                   -------------------   -------------------
                                                     1997       1998       1997       1998
                                                   --------   --------   --------   --------
Net revenues                                       $120,990   $116,151   $223,727   $232,542
Cost of goods sold                                   65,767     55,957    125,930    111,855
Selling and distribution expenses                    25,800     29,108     46,919     55,568
General and administrative expenses                  10,745     11,411     20,089     23,864
Research and development                              3,743     15,965      6,811     32,562
Amortization of goodwill                                283        676        566      1,547
                                                   --------   --------   --------   --------
     Operating income                                14,652      3,034     23,412      7,146

Interest and other expenses, net                        612        789      1,238      1,965
                                                   --------   --------   --------   --------
     Income before income taxes                      14,040      2,245     22,174      5,181
Provision for income taxes                            5,512        876      9,179      2,009
                                                   --------   --------   --------   --------
     Net income                                    $  8,528   $  1,369   $ 12,995   $  3,172
                                                   ========   ========   ========   ========
Basic net income per share                         $   0.13   $   0.02   $   0.19   $   0.05
   Weighted average number of shares outstanding     67,032     68,088     66,904     68,072
Diluted net income per share                       $   0.12   $   0.02   $   0.19   $   0.05
   Weighted average number of shares outstanding     68,683     68,567     67,615     68,785

The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                  Three Months Ended       Six Months Ended
                                                     September 30,           September 30,
                                                 --------------------   --------------------
                                                   1997         1998      1997        1998
                                                 --------    --------   --------    --------
Net income                                       $  8,528    $  1,369   $ 12,995    $  3,172

Other comprehensive income (loss):
  Foreign currency translation adjustments           (347)        376         11         752
  Unrealized holding gain (loss) on securities          8          --       (118)         --
                                                 --------    --------   --------    --------
Comprehensive income                             $  8,189    $  1,745   $ 12,888    $  3,924
                                                 ========    ========   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                             Six Months Ended
                                                               September 30,
                                                             1997        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 12,995    $  3,172
  Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization                          2,449       6,437
       Deferred income taxes                                 11,226         589
       Deferred income                                       (6,314)         28
       Changes in operating assets and liabilities:
          Receivables, net                                  (24,722)    (35,072)
          Inventories, net                                  (15,083)    (10,923)
          Income taxes receivable                                --       8,016
          Other current assets                              (18,289)     (3,527)
          Accounts payable                                    3,098      (3,778)
          Accrued liabilities                                (3,608)    (10,947)
          Royalties payable                                   3,137     (10,687)
          Income taxes payable                               (8,328)      1,790
          Long-term liabilities                                 250       1,746
          Other                                               2,188      (1,561)
                                                           --------    --------
             Net cash used in operating activities          (41,001)    (54,717)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                     (233)         --
  Purchases of property and equipment                        (9,687)     (9,626)
  Acquisitions, net                                            (846)         --
                                                           --------    --------
             Net cash used in investing activities          (10,766)     (9,626)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings, net                                            40,400      52,250
  Proceeds from exercise of stock options                     2,786         355
                                                           --------    --------
             Net cash provided by financing activities       43,186      52,605
                                                           --------    --------
  Effect of exchange rates on cash and cash equivalents          11        (268)
                                                           --------    --------
  Net decrease in cash and cash equivalents                  (8,570)    (12,006)
  Cash and cash equivalents - beginning of period            16,640      17,224
                                                           --------    --------
  Cash and cash equivalents - end of period                $  8,070    $  5,218
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying interim consolidated financial statements of GT Interactive Software Corp. and Subsidiaries (the "Company") are unaudited, but in the opinion of management, reflect all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the transition period from January 1, 1998 to March 31, 1998.

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

Fiscal Year

         Effective January 1, 1998, the Company changed its fiscal year end from December 31 to March 31.

NOTE 2 - ACQUISITIONS

         In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which approximately $5.4 million was cash and the balance of the purchase price was the issuance of 0.7 million newly issued shares of the Company's Common Stock and the assumption of approximately 0.3 million stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with the applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, approximately $11 million of acquisition cost was expensed in the fourth quarter of 1997.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - INVENTORIES, NET

         Inventories consist of the following:

                                                    March 31,         September 30,
                                                      1998                1998
                                                    --------            --------
                                                           (in thousands)
Finished goods                                      $ 94,220            $104,229
Raw materials                                          4,249               5,399
                                                    --------            --------
                                                    $ 98,469            $109,628
                                                    ========            ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         On January 21, 1997, the Company entered, with certain banks, into a revolving Credit Agreement (as amended, the "Old Credit Agreement") expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

         Simultaneously, on September 11, 1998, the Company entered, with First Union National Bank, as agent for a syndicate of banks, into a new revolving Credit Agreement (the "New Credit Agreement") expiring on September 11, 2001. Under the New Credit Agreement, the Company can borrow up to $125 million (the "Line") which borrowings have been used to refinance indebtedness under the Old Credit Agreement and will be used for ongoing working capital requirements, letters of credit and other general corporate purposes, including permitted acquisitions. Borrowing is limited to a percentage of domestic accounts receivable and inventory, and is secured by these and certain other assets. The borrowings under the New Credit Agreement bear interest at either the banks' reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate, plus a spread that is based on certain ratios, which is currently 1.25%. The Company pays, on the unused portion of the Line, a commitment fee that is based on certain ratios, which is currently 0.275%. The New Credit Agreement requires maintenance of certain financial ratios and net income levels.

         At September 30, 1998, the Company had outstanding debt of approximately $80.3 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $6.9 million.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                            Six Months Ended
                                                              September 30,
                                                         -----------------------
                                                          1997             1998
                                                         ------           ------
                                                             (in thousands)
Cash paid for income taxes                               $6,031           $6,118
Cash paid for interest                                      977            2,305

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 6 - SUBSEQUENT EVENT

         On November 5, 1998, the Company acquired all of the outstanding capital stock of One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 2.4 million newly issued shares of the Company's common stock. The transaction will be accounted for as a pooling of interests.

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

         Publishing, together with merchandising and distribution, are the two major activities of the Company. Publishing is divided into front-line and value-priced products. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and the platforms on which it is published. Further, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. To the extent that mass merchants require greater proportions of third-party software products, some of which may yield lower margins, the Company's operating results may be impacted accordingly.

         The worldwide interactive entertainment software market is comprised primarily of software for two distinct platforms: personal computers ("PCs") and dedicated game consoles such as the 32-bit Sony PlayStation ("PSX") and 64-bit Nintendo 64 ("N64"). The market has grown dramatically in recent years with its growth driven by the increasing installed base of multimedia PCs and current generation game console systems. In addition, the development of enabling multimedia technologies, the proliferation of software titles, the development of new and expanding distribution channels and the emergence of a strong international market for interactive entertainment software have spurred the rapid expansion of the interactive entertainment market.

         There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for front-line titles has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company has determined to increase its focus on building internal development, alliances and acquisitions, and to reduce its relative dependence on third-party developers.

         Along with its industry competitors, the Company historically capitalized royalties advanced to third-party developers as a prepayment in current assets and evaluated the realization of these royalty advances on a quarterly basis. The market changes noted above have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, in the quarter ended December 31, 1997, the Company expensed royalty advances of $73.8 million on products that were in development or on sale. In connection with this change in the dynamics of the marketplace, the Company changed its accounting, beginning on January 1, 1998, for future royalty advances, treating such costs as research and development expenses, which are expensed as incurred. Multi-year output advances continue to be capitalized as royalty advances and expensed over the development periods, in accordance with generally accepted accounting principles.

         Since royalty advances are fixed costs, their impact is more significant during softer revenue quarters. The Company expects higher research and development costs as a percentage of net revenues, relative to the prior year, due to the expensing of royalty advances as a result of the change in accounting.

         The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is increasingly sold through mass merchants such as Wal-Mart, Kmart and Target, as well as major retailers, including Sam's Club, Price-Costco and Best Buy. During the second half of 1997, Wal-Mart began purchasing software directly from a number of publishers whose software was previously sold to Wal-Mart through the Company. The Internet and on-line networks also present a new channel through which publishers and distributors can distribute their products to end-users.

         In October 1997, the Company acquired SingleTrac, a leading developer of front-line software. Financial results of SingleTrac have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition. This acquisition did not have a material impact on the financial condition or the results of operations of the Company in the year acquired.

         Sales are recorded net of expected future returns. Historically, the Company has experienced returns at approximately 30% of gross sales.

         Effective January 1, 1998, the Company changed its fiscal year end from December 31 to March 31.

         The consumer software industry is seasonal. Net revenues are typically highest during the fourth calendar quarter. This seasonality is primarily a result of the increased demand for consumer software during the year-end holiday buying season.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                               Three Months        Six Months
                                                  Ended              Ended
                                               September 30,      September 30,
                                               --------------    --------------
                                               1997     1998     1997     1998
                                               -----    -----    -----    -----
Net revenues                                   100.0%   100.0%   100.0%   100.0%
Cost of goods sold                              54.4     48.2     56.3     48.1
Selling and distribution expenses               21.3     25.1     21.0     23.9
General and administrative expenses              8.9      9.8      9.0     10.3
Research and development                         3.1     13.7      3.0     14.0
Amortization of goodwill                         0.2      0.6      0.3      0.7
                                               -----    -----    -----    -----
     Operating income                           12.1      2.6     10.5      3.1
Interest  and other expense, net                 0.5      0.7      0.6      0.8
                                               -----    -----    -----    -----
     Income before income taxes                 11.6      1.9      9.9      2.2
Provision for income taxes                       4.6      0.8      4.1      0.9
                                               -----    -----    -----    -----
     Net income                                  7.0%     1.2%     5.8%     1.4%
                                               =====    =====    =====    =====

         Net revenues for the three months ended September 30, 1998 decreased approximately $4.8 million, or 4.0%, to $116.2 million from $121.0 million, and increased for the six months ended September 30, 1998 approximately $8.8 million, or 3.9%, to $232.5 million from $223.7 million, as compared to the comparable periods of the prior year. The decline in net revenues for the three months ended September 30, 1998 was attributable to a three percent decrease in publishing revenues, which includes both front-line publishing and value-priced publishing ("Published Product"), to $80.4 million from $82.6 million for the comparable period of the prior year, and a seven percent decrease in products distributed for third parties, to $35.8 million from $38.4 million for the comparable period of the prior year. In addition, the recognition of a deferred gain from the sale of certain North American publishing rights and the partial reversal of a related reserve contributed to the offset of the decrease in Published Product revenues. The increase in net revenue for the six months ended September 30, 1998 was attributable to a three percent increase in Published Product revenues, to $151.0 million from $147.3 million for the comparable period of the prior year, and a seven percent increase in products distributed for third parties, to $81.5 million from $76.4 million for the comparable period of the prior year.

         The decrease in Published Product revenues for the three months ended September 30, 1998 is primarily due to the delay in release of Duke Nukem: Time to Kill for PSX to the Company's third fiscal quarter. This decrease was partially offset by the newly released Deer Hunter II for the PC, Rogue Trip for PSX, the Blues Clues PC titles published by Humongous Entertainment, Inc., a subsidiary of the Company ("Humongous"), based on Nickelodeon's top-rated pre-school TV show, Mortal Kombat IV for PSX, N64 and the PC internationally and the continued strong sales of Unreal for the PC, Total Annihilation: the Core Contingency for the PC, Dead Ball Zone for PSX and various other catalog titles. In addition, the factor mentioned in the preceding paragraph contributed to the offset of the decrease in Published Product revenues. These offsetting factors and the continued strong sales of Oddworld: Abe's Oddysee for the PSX, Deer Hunter for the PC and the hunting and fishing genre products such as Rocky Mountain Trophy Hunter for the PC and various catalog titles contributed to the increase in Published Product revenues for the six months ended September 30, 1998, compared to the comparable period of the prior year.

         The decrease in revenues of products distributed for third parties for the three months ended September 30, 1998 is primarily due to the direct distribution to Wal-Mart by several publishers who previously distributed products through the Company. The continued strong sales of Windows '98 Upgrade, the newly released Quicken '99 and the growth of the Company's affiliated label program partially offset the decline in revenues for the three months ended September 30, 1998 and were the primary cause for the increase in revenues for the six months ended September 30, 1998, compared to the comparable period of the prior year.

         Cost of goods sold primarily includes costs of purchased products. These expenses for the three and six months ended September 30, 1998 decreased approximately $9.8 million, or 14.9%, to $56.0 million from $65.8 million, and $14.1 million, or 11.2%, to $111.9 million from $125.9 million, respectively, as compared to the comparable periods of the prior year. Cost of goods sold as a percentage of net revenues for the three and six months ended September 30, 1998 decreased to 48.2% and 48.1% from 54.4% and 56.3%, respectively, as compared to the comparable periods of the prior year. The decrease, as a percentage of net revenues, was primarily due to the Company's change in accounting with respect to royalty advances, resulting in the expensing of such advances to research and development as incurred, rather than recouping such advances based on sales and to a change in the product mix.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses for the three and six months ended September 30, 1998 increased approximately $3.3 million, or 12.8%, to $29.1 million from $25.8 million, and $8.6 million, or 18.4%, to $55.6 million from $46.9 million, respectively, as compared to the comparable periods of the prior year. Selling and distribution expenses as a percentage of net revenues for the three and six months ended September 30, 1998 increased to 25.1% and 23.9% from 21.3% and 21.0%, respectively, as compared to the comparable periods of the prior year. The increase, as a percentage of net revenues, was primarily attributable to the increase of advertising worldwide to support existing and upcoming releases of the Company's Published Product, and the expense of consolidating inventory of the Company's Value Price Division from Plymouth, Minnesota into the Company's Edison, NJ distribution center.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three and six months ended September 30, 1998 increased approximately $0.7 million, or 6.2%, to $11.4 million from $10.7 million, and $3.8 million, or 18.8%, to $23.9 million from $20.1 million, respectively, as compared to the comparable periods of the prior year. General and administrative expenses as a percentage of net revenues for the three and six months ended September 30, 1998 increased to 9.8% and 10.3% from 8.9% and 9.0%, respectively, as compared to the comparable periods of the prior year. The increase was due primarily to the depreciation associated with the expansion of the Company's worldwide facilities and the implementation of enterprise software to enhance the Company's management information systems worldwide.

         Research and development primarily includes payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and related costs. These expenses for the three and six months ended September 30, 1998 increased approximately $12.2 million, or 326.5%, to $16.0 million from $3.7 million, and $25.8 million, or 378.1%, to $32.6 million from $6.8 million, respectively, as compared to the comparable periods of the prior year. Research and development as a percentage of net revenues for the three and six months ended September 30, 1998 increased to 13.7% and 14.0% from 3.1% and 3.0%, respectively, as compared to the comparable periods of the prior year. The increase is primarily due to the change in accounting effective January 1, 1998, whereby royalty advances on products that are currently in development are expensed as incurred, and the additional headcount attributable to increased in - house development capacity, primarily as a result of the SingleTrac acquisition. Research and development expenses of the Company's internal development studios, which primarily include SingleTrac, Cavedog Entertainment and Humongous, increased to $7.3 and $14.4 million for the three and six months ended September 30, 1998 from $3.7 and $6.8 million, respectively, in the comparable periods of the prior year.

         Interest and other expenses, net, increased approximately $0.2 million and $0.7 million for the three and six months ended September 30, 1998, respectively, as compared to the comparable periods of the prior year. The increase was primarily attributable to the increase in interest costs associated with increased borrowings under the Old Credit Agreement and New Credit Agreement.

         The Company's effective tax rate for the three and six months ended September 30, 1998 was 39% and 41%, respectively, compared to 39% for the three and six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company's working capital was $151.4 million compared to $70.0 million at March 31, 1998. Cash and cash equivalents were $5.2 million at September 30, 1998 compared to $17.2 million at March 31, 1998.

         The primary source of cash during the six months ended September 30, 1998 was cash provided by financing activities of $52.6 million and net income of $3.2 million. These externally and internally generated funds and the existing cash balance at March 31, 1998 of $17.2 million were primarily used to fund receivables of $35.1 million, inventory of $10.9 million, royalty payments in excess of recoupment of $10.7 million and the purchase of property and equipment of $9.6 million. The increase in the receivable balance at September 30, 1998 reflects a larger proportion of sales, including Deer Hunter II, Rogue Trip and the Blues Clues titles, occurring late in the quarter as compared to the three months ended March 31, 1998. The increase in the inventory balances as of September 30, 1998, as compared to March 31, 1998, was primarily attributable to the purchases from third party publishers of Windows '98 Upgrade and Quicken '99 and additional funding for inventory to support increased sales for the holiday season. The increase in property and equipment is primarily due to additional investments in computer hardware and software and leasehold improvements to support the Company's growth.

         On January 21, 1997, the Company entered, with certain banks, into a revolving Credit Agreement (as amended, the "Old Credit Agreement") expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

         Simultaneously, on September 11, 1998, the Company entered, with First Union National Bank, as agent for a syndicate of banks, into a new revolving Credit Agreement (the "New Credit Agreement") expiring on September 11, 2001. Under the New Credit Agreement, the Company can borrow up to $125 million (the "Line") which borrowings have been used to refinance indebtedness under the Old Credit Agreement and will be used for ongoing working capital requirements, letters of credit and other general corporate purposes, including permitted acquisitions. Borrowing is limited to a percentage of domestic accounts receivable and inventory, and is secured by these and certain other assets. The borrowings under the New Credit Agreement bear interest at either the banks' reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate, plus a spread that is based on certain ratios, which is currently 1.25%. The Company pays, on the unused portion of the Line, a commitment fee that is based on certain ratios, which is currently 0.275%. The New Credit Agreement requires maintenance of certain financial ratios and net income levels.

         Depending on market conditions, the Company's current intention is to eventually proceed with the previously postponed private placement of senior subordinated notes to institutional investors to be used for future acquisitions and to fund operations. There can be no assurance, however, that the Company will proceed with such private placement.

         At September 30, 1998, the Company had outstanding debt of approximately $80.3 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $6.9 million.

         The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its distribution and growing publishing businesses.

         The Company believes that existing cash and cash equivalents, together with cash expected to be generated from operations and from the New Credit Agreement will be sufficient to fund the Company's anticipated operations for the next twelve months.

         On November 5, 1998, the Company acquired all of the outstanding capital stock of One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 2.4 million newly issued shares of the Company's common stock. The transaction will be accounted for as a pooling of interests.

YEAR 2000 COMPLIANCE

         Many currently installed operating systems and software products are coded to accept only two digit entries in the date code field. These date code fields need additional digits to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         Failure to correct systems to become "Year 2000 compliant," may result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue also may affect the Company's products.

         The Company's review of its Year 2000 compliance issues encompasses three principal areas: critical information systems (including information technology ("IT") such as financial and order entry systems and non-information technology ("Non-IT") systems such as facilities); third party customers, vendors and others with whom the Company does business; and the Company's products.

         The Company has conducted a comprehensive review of its critical information systems and is in the process of creating a plan for reviewing its products for Year 2000 compliance. A plan has been developed to remedy any deficiencies in the Company's critical information systems. The Company expects to resolve Year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software or affected Non-IT systems with Year 2000 compliant applications or systems. Presently, the Company is in the process of testing the enhancements to its critical information systems and is developing a plan to identify time sensitive components in its products currently under development. In addition, the Company is in the process of asking vendors and other third parties with whom the Company has relevant relationships to certify that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. The Company expects to complete its programs for Year 2000 compliance with respect to critical information systems and vendors and other third parties by March 31, 1999 and intends to complete such process with respect to its products in advance of January 1, 2000.

         There can be no assurance that such upgrades and replacements can be completed on schedule or within estimated costs or can successfully address the Year 2000 compliance issues. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected. For example, failure to achieve Year 2000 compliance for the Company's internal critical information systems could delay its ability to manufacture and ship products, disrupt customer service and technical support facilities, or interrupt customer access to online products and services. The Company also relies heavily on third parties such as vendors, suppliers, service providers and a large retail distribution channel. If these or other third parties experience Year 2000 failures or malfunctions, there could be a material adverse impact on the Company's ability to conduct ongoing operations. For example, the ability to manufacture and ship products (both the Company's and third parties' for which the Company acts as distributor) into the retail channel, to receive retail sales information necessary to maintain proper inventory levels, or to complete online transactions dependent upon third party service providers could be affected. Moreover, should third party products distributed by the Company fail to be Year 2000 compliant, retail customers of the Company might return such products or seek redress from the Company, which in turn would require the Company to seek redress from the publisher of the product. In addition, because of the number of products sold by the Company currently and in the past, the Company could face litigation relating to Year 2000 compliance of products that the Company no longer sells and/or supports, although the Company believes that any such exposure should not be material.

         The Company has budgeted $0.4 million for the cost of upgrading, replacing, testing and implementing its Year 2000 compliance, and has spent approximately $0.25 million to date. Additionally, the Company has not yet established a contingency plan and will continue to evaluate whether one is necessary, depending upon its progress in implementing its Year 2000 compliance measures as set forth above.

         The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. Actual results may differ materially from these estimates.

PART II. OTHER INFORMATION

Item 1. Litigation

         With respect to the Company's action against Micro Star Software ("Micro Star"), previously described in the Company's Transition Report on Form 10-K for the period ended March 31, 1998 (the "Transition Report"), by opinion issued September 11, 1998, the Ninth Circuit affirmed the grant of the order recalling Micro Star's product and, ruling in the Company's favor, remanded the case to the district court and directed the entry of a preliminary injunction barring distribution of Micro Star's infringing product, Nuke It. Based on the Ninth Circuit opinion, the law governing the Company's copyright claim against Micro Star has been clarified and such law supports the Company's claim for recovery of damages and attorney's fees from Micro Star. Micro Star has filed a petition for a re-hearing before the panel or en banc.

         With respect to the action brought against the Company by Scavenger, Inc. ("Scavenger"), previously described in the Transition Report, on September 17, 1998, Scavenger's counsel filed a motion seeking to be relieved as counsel, which the New York Supreme Court granted on October 6, 1998. At a November 12, 1998 preliminary conference, another attorney appeared as Scavenger's prospective new counsel, subject to further discussions with Scavenger. Such attorney indicated that he will determine prior to December 1, 1998 whether he will accept this representation, and the court has scheduled another preliminary conference for that date.

         With respect to the action brought against the Company by Big Tuna New Media, LLC, previously described in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, on October 1, 1998, the parties entered into a Settlement Agreement and Letter of Intent, whereby the parties stipulated to the dismissal of the lawsuit against the Company with prejudice and restructured their business relationship.

         With respect to the class action securities litigation, previously described in the Transition Report, on October 7, 1998, the Court appointed lead plaintiffs and lead counsel to the plaintiffs in the actions. Plaintiffs' consolidated and amended complaint is due to be filed and served on November 25, 1998.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report:

         Exhibit No.       Description

         3.1 Amended and Restated Certificate of Incorporation, as amended (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         3.2 Amended and Restated By-laws, as amended (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         10.1              Employment Agreement between the Company and Charles
                           F. Bond.

         10.2              Employment Agreement between the Company and Jack J.
                           Cayre.

         10.3 Credit Agreement, dated as of September 11, 1998, by and among the Company, the Lenders thereto, NationsBanc Montgomery Securities, LLC, as Syndication Agent, Fleet Bank, N.A., as Documentation Agent, and First Union National Bank, as Administrative Agent.

         10.4 Security Agreement, dated as of September 11, 1998, by and between the Company and First Union National Bank, as Administrative Agent.

         10.5 Pledge Agreement, dated as of September 11, 1998, by the Company in favor of First Union National Bank, as Administrative Agent.

         27.1              Financial Data Schedule.

(b)      Reports on Form 8-K

         During the quarter ended September 30, 1998, the Company filed: (i) a Current Report on Form 8-K, dated July 22, 1998, to file a press release, dated July 22, 1998, announcing the Company's intention to offer $100 million of senior subordinated notes; (ii) a Current Report on Form 8-K, dated August 5, 1998, to file a press release, dated August 4, 1998, announcing the Company's first fiscal quarter results; and (iii) a Current Report on Form 8-K, dated August 12, 1998, to file a press release, dated August 11, 1998, announcing the Company's decision to postpone its previously announced offering of $100 million of senior subordinated notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GT INTERACTIVE SOFTWARE CORP.

                                          By: /s/ RONALD CHAIMOWITZ
                                              Ronald Chaimowitz
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer
                                              Date: November 16, 1998

                                          By: /s/ ANDREW GREGOR
                                              Andrew Gregor
                                              Chief Financial Officer and Senior
                                              Vice President, Finance and
                                              Administration
                                              Date: November 16, 1998

                                EXHIBIT INDEX


         10.1              Employment Agreement between the Company and Charles
                           F. Bond

         10.2              Employment Agreement between the Company and Jack J.
                           Cayre.

         10.3 Credit Agreement, dated as of September 11, 1998, by and among the Company, the Lenders thereto, NationsBanc Montgomery Securities, LLC, as Syndication Agent, Fleet Bank, N.A., as Documentation Agent, and First Union National Bank, as Administrative Agent.

         10.4 Security Agreement, dated as of September 11, 1998, by and between the Company and First Union National Bank, as Administrative Agent.

         10.5 Pledge Agreement, dated as of September 11, 1998, by the Company in favor of First Union National Bank, as Administrative Agent.

         27.1              Financial Data Schedule.