Form 10-Q
period 1998-12-31
GT INTERACTIVE SOFTWARE CORP
filed 1999-02-16
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------
                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended December 31, 1998 Commission File No. 0-27338
                                   ----------


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

                                Yes      X       No______

      As of February 11, 1999, there were 72,775,868 shares of the registrant's Common Stock outstanding.

                          GT INTERACTIVE SOFTWARE CORP.
                 DECEMBER 31, 1998 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


                                                                                                    Page
Item 1.         Financial Statements (Unaudited):

                Consolidated Condensed Balance Sheets as of March 31, 1998 and
                December 31, 1998                                                                      3

                Consolidated Statements of Operations for the Three and Nine Months Ended
                December 31, 1997 and 1998                                                             4

                Consolidated Statements of Comprehensive Income for the Three and Nine Months
                Ended December 31, 1997 and 1998                                                       5

                Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
                December 31, 1997 and 1998                                                             6

                Notes to the Consolidated Financial Statements                                         7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                             10


PART II - OTHER INFORMATION

Item 1.         Litigation                                                                             17

Item 2.         Changes in Securities and Use of Proceeds                                              17

Item 5.         Other                                                                                  17

Item 6.         Exhibits and Reports on Form 8 - K                                                     18

Signatures                                                                                             19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             March 31,      December 31,
                                                                               1998             1998
                                                                              --------        --------
                                                                                             (unaudited)
ASSETS
Current assets:
  Cash, cash equivalents and short-term investments                           $ 17,329        $ 19,171
  Receivables, net                                                             134,815         279,889
  Inventories, net                                                              98,469         160,126
  Income taxes receivable                                                       10,684           1,789
  Other current assets                                                          34,103          39,229
                                                                              --------        --------

     Total current assets                                                      295,400         500,204
Property and equipment, net                                                     29,049          37,560
Goodwill, net                                                                   28,043          54,165
Other assets                                                                    13,379          15,273
                                                                              --------        --------
          Total assets                                                        $365,871        $607,202
                                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $103,062        $187,687
  Accrued liabilities                                                           49,414          79,629
  Revolving credit facility                                                     28,000              --
  Royalties payable                                                             40,395          35,997
  Income taxes payable                                                           3,449          17,751
  Other current liabilities                                                      1,086           1,509
                                                                              --------        --------
     Total current liabilities                                                 225,406         322,573
Long-term debt                                                                      --          95,000
Other long-term liabilities                                                      1,576           2,341
                                                                              --------        --------
          Total liabilities                                                    226,982         419,914
                                                                              --------        --------

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par, 150,000,000 shares authorized, 67,991,926 and
    72,701,379 shares issued and outstanding, respectively                         680             727
Additional paid-in capital                                                     131,382         159,447
Retained earnings                                                                6,827          27,114
                                                                              --------        --------
          Total stockholders' equity                                           138,889         187,288
                                                                              --------        --------
          Total liabilities and stockholders' equity                          $365,871        $607,202
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            Three Months Ended                   Nine Months Ended
                                                                December 31,                       December 31,
                                                         ---------------------------        ---------------------------
                                                            1997             1998             1997              1998
                                                         ---------         ---------        ---------         ---------

Net revenues                                             $ 213,569         $ 246,776        $ 437,296         $ 479,318
Cost of goods sold                                         131,321           119,926          257,251           231,781
Selling and distribution expenses                           35,232            50,238           82,151           105,806
General and administrative expenses                         16,849            15,206           36,938            39,070
Research and development                                     4,616            20,729           11,427            53,291
Royalty advance write-off                                   73,821                --           73,821                --
Purchased research and development                          11,008             5,000           11,008             5,000
SingleTrac retention bonus                                   2,400             1,680            2,400             1,680
Merger costs                                                 1,050                --            1,050                --
Amortization of goodwill                                       382               828              948             2,375
                                                         ---------         ---------        ---------         ---------
     Operating income (loss)                               (63,110)           33,169          (39,698)           40,315
Interest and other expenses, net                             1,084             1,968            2,322             3,933
                                                         ---------         ---------        ---------         ---------
     Income (loss) before provision for (benefit           (64,194)           31,201          (42,020)           36,382
    from) income taxes
Provision for (benefit from) income taxes                  (21,722)           14,429          (12,543)           16,438
                                                         ---------         ---------        ---------         ---------
     Net income (loss)                                   $ (42,472)        $  16,772        $ (29,477)        $  19,944
                                                         =========         =========        =========         =========

Basic net income (loss)  per share                       $   (0.63)        $    0.24        $   (0.44)        $    0.29

    Weighted average number of shares outstanding           67,717            69,742           67,174            68,632

Diluted net income (loss) per share                      $   (0.63)        $    0.24        $   (0.43)        $    0.29

    Weighted average number of shares outstanding           67,717            70,097           67,944            69,292


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED, IN THOUSANDS)


                                                        Three Months Ended                  Nine Months Ended
                                                           December 31,                         December 31,
                                                    ------------------------------- -------------------------------
                                                         1997            1998            1997           1998
                                                    --------------- --------------- -------------------------------

Net income (loss)                                      $(42,472)        $ 16,772         $(29,477)        $ 19,944

Other comprehensive income (loss):
   Foreign currency translation adjustments              (1,707)            (408)          (1,696)             344
   Unrealized holding gain (loss) on securities             (11)              --             (129)              --

                                                       --------         --------         --------         --------
Comprehensive income (loss)                            $(44,190)        $ 16,364         $(31,302)        $ 20,288
                                                       ========         ========         ========         ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                     Nine Months Ended
                                                                         December 31,
                                                                ---------------------------
                                                                  1997              1998
                                                                ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ (29,477)        $  19,944
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                  3,689            10,123
     Purchased research and development                            11,008             5,000
     Royalty advance write-off                                     73,821                --
       Deferred income taxes                                        4,386            (1,527)
       Deferred income                                             (7,723)               28
       Changes in operating assets and liabilities:
          Receivables, net                                        (98,245)         (144,691)
          Inventories, net                                        (24,870)          (61,754)
          Income taxes receivable                                 (15,171)            8,895
          Other current assets                                    (14,061)           (4,443)
          Accounts payable                                         59,082            83,272
          Accrued liabilities                                      13,766            28,546
          Royalties payable                                        17,498            (4,403)
          Income taxes payable                                     (7,698)           14,276
          Long-term liabilities                                       404               194
          Other                                                     1,082            (1,366)
                                                                ---------         ---------
             Net cash used in operating activities                (12,509)          (47,906)
                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                           (320)               --
  Purchases of property and equipment                             (13,616)          (15,910)
  Acquisitions, net                                                (5,833)           (2,465)
                                                                ---------         ---------
             Net cash used in investing activities                (19,769)          (18,375)
                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings, net                                                  54,600            67,000
  Proceeds from exercise of warrants                                2,102                --
  Proceeds from exercise of stock options                             785               360
                                                                ---------         ---------
             Net cash provided by financing activities             57,487            67,360
                                                                ---------         ---------

  Effect of exchange rates on cash and cash equivalents            (2,241)              763
                                                                ---------         ---------
  Net increase in cash and cash equivalents                        22,968             1,842
  Cash and cash equivalents - beginning of period                  16,640            17,224
                                                                ---------         ---------
  Cash and cash equivalents - end of period                     $  39,608         $  19,066
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

Fiscal Year

         Effective January 1, 1998, the Company changed its fiscal year end from December 31 to March 31.

NOTE 2 - ACQUISITIONS

         In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which approximately $5.4 million was cash and the balance of the purchase price was the issuance of 0.7 million newly issued shares of the Company's Common Stock and the assumption of approximately 0.3 million stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with the applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, approximately $11 million of acquisition cost was expensed in the quarter ended December 31, 1997.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 2.4 million newly issued shares of the Company's common stock. Total consideration, including acquisition costs, was approximately $15.8 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it is the Company's present intention to sell an ownership interest in OZM.

         In December 1998, the Company acquired Reflections Interactive Limited ("Reflections"), a developer of interactive entertainment software for computer games, in exchange for approximately 2.3 million newly issued shares of the Company's common stock. Total consideration was approximately $12.3 million. The acquisition was accounted for as a purchase. The purchase price was allocated to purchased in-process R&D and goodwill. Accordingly, $5.0 million of acquisition cost was expensed in the quarter ended December 31, 1998.

         In December 1998, the Company formed GT Interactive European Holdings B.V., a European holding company, which acquired all of the outstanding capital stock of Home Software Benelux B.V. ("Homesoft"), a distributor of entertainment software, for approximately $1.2 million in cash. The acquisition was accounted for as a purchase.

         In December 1998, the Company purchased the assets of Legend Entertainment Company ('Legend"), a developer of entertainment software.

NOTE 3 - INVENTORIES, NET

         Inventories consist of the following:


                                               March 31,      December 31,
                                                1998             1998
                                             ------------     -----------
                                                    (in thousands)

Finished goods                               $     94,220     $   150,367
Raw materials                                       4,249           9,759
                                             ------------     -----------
                                             $     98,469     $   160,126
                                             ============     ===========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         On January 21, 1997, the Company entered, with certain banks, into a revolving Credit Agreement (as amended, the "Old Credit Agreement") expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

         Simultaneously, on September 11, 1998, the Company entered with First Union National Bank, as agent for a syndicate of banks, into a new revolving Credit Agreement (the "New Credit Agreement") expiring on September 11, 2001. Under the New Credit Agreement, the Company can borrow up to $125 million (the "Line") which borrowings have been used to refinance indebtedness under the Old Credit Agreement and will be used for ongoing working capital requirements, letters of credit and other general corporate purposes, including permitted acquisitions. Borrowing is limited to a percentage of domestic accounts receivable and inventory, and is secured by these and certain other assets. The borrowings under the New Credit Agreement bear interest at either the banks' reference rate (which is generally equivalent to

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

the published prime rate) or the LIBOR rate, plus a spread that is based on certain ratios, which is currently 1.25%. The Company pays, on the unused portion of the Line, a commitment fee that is based on certain ratios, which is currently 0.275%. The New Credit Agreement requires maintenance of certain financial ratios and net income levels.

         At December 31, 1998, the Company had outstanding debt of approximately $95.0 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $10.0 million.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                                  ----------------------
                                                                                   1997            1998
                                                                                  -------        -------
                                                                                      (in thousands)

Issuance of common stock in connection with the acquisition of  SingleTrac        $ 7,169        $    --
Issuance of common stock in connection with the acquisition of OZM                     --         15,473
Issuance of common stock in connection with the acquisition of Reflections             --         12,279
Cash paid for income taxes                                                          6,051          5,000
Cash paid for interest                                                              1,766          4,083



NOTE 6 - SUBSEQUENT EVENT

         On February 8, 1999, certain partnerships affiliated with General Atlantic Partners agreed to purchase from the Company 0.6 million shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $30.0 million. These shares of Preferred Stock are convertible into 6.0 million shares of the Company's common stock at a conversion price of $5 per share. The transaction is expected to close in February, 1999.

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

In the quarter ended December 31, 1997, the Company expensed royalty advances of $73.8 million on products that were in development or on sale. Accordingly, the Company changed its accounting, beginning on January 1, 1998, for future royalty advances, treating such costs as research and development expenses, which are expensed as incurred. Multi-year output advances continue to be capitalized as royalty advances and expensed over the development periods, in accordance with generally accepted accounting principles.

         Since royalty advances are fixed costs, their impact is more significant during softer revenue quarters. Consequently, the Company expects higher research and development costs as a percentage of net revenues, relative to the prior year, due to the expensing of royalty advances as a result of the change in accounting.

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

         In October 1997, the Company acquired SingleTrac, a leading developer of front-line software. In November 1998, the Company acquired OZM, an Internet entertainment company, and in December 1998, the Company acquired Reflections and Legend, developers of entertainment software, and Homesoft, a distributor of entertainment software. The financial results of SingleTrac, OZM, Reflections, Homesoft and Legend have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since acquisition.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:


                                                          Three Months                Nine Months
                                                       Ended December 31,          Ended December 31,
                                                       -------------------       ---------------------
                                                         1997        1998         1997           1998
                                                       -------      ------       ------        -------

Net revenues                                             100.0%      100.0 %      100.0 %        100.0%
Cost of goods sold                                        61.5        48.6         58.8           48.4
Selling and distribution expenses                         16.5        20.4         18.8           22.1
General and administrative expenses                        7.9         6.2          8.4            8.2
Research and development                                   2.2         8.4          2.6           11.1
Royalty advance write-off                                 34.6          --         16.9             --
Purchased research and development                         5.2         2.0          2.5            1.0
SingleTrac retention bonus                                 1.1         0.7          0.5            0.4
Merger costs                                               0.5          --          0.2             --
Amortization of goodwill                                   0.2         0.3          0.2            0.5
                                                       -------      ------       ------        -------
     Operating income (loss)                             (29.6)       13.4         (9.1)           8.4

Interest  and other expenses, net                          0.5         0.8          0.5            0.8
                                                       -------      ------       ------        -------
 Income (loss) before provision for (benefit             (30.1)       12.6         (9.6)           7.6
from) income taxes
Provision for (benefit from) income taxes                (10.2)        5.8         (2.9)           3.4
                                                       -------      ------       ------        -------
     Net income (loss)                                   (19.9)%       6.8 %       (6.7) %         4.2 %
                                                       =======      ======        =====         ======



Net revenues for the three and nine months ended December 31, 1998 increased approximately $33.2 million, or 15.5%, to $246.8 million from $213.6 million, and $42.0 million, or 9.6%, to $479.3 million from $437.3 million, respectively, as compared to the comparable periods of the prior year. The increase in net revenues for the three months ended December 31, 1998 was attributable to a 15.4% increase in publishing revenues, which includes both front-line publishing and value-priced publishing ("Published Product"), to $152.5 million from $132.1 million for the comparable period of the prior year, and a 15.8% increase in products distributed for third parties, to $94.3 million from $81.5 million for the comparable period of the prior year. Value-priced publishing includes titles published by the Company and products obtained from third parties. The increase in net revenues for the nine months ended December 31, 1998 was attributable to an 8.8% increase in Published Product revenues, to $303.4 million from $278.8 million for the comparable period of the prior year, and an 11.0% increase in products distributed for third parties, to $175.9 million from $158.5 million for the comparable period of the prior year.

The increase in Published Product revenues for the three months ended December 31, 1998 is primarily due to a 27.3% increase in front-line Published Product revenues, fueled by strong sales of the release, internationally and domestically, of Oddworld: Abe's Exoddus for PSX and Duke Nukem: Time to Kill for PSX and the continued strong sales of Unreal for PC and the Blues Clues PC titles, published by Humongous Entertainment, Inc., a subsidiary of the Company ("Humongous"), based on Nickelodeon's top-rated pre-school TV show. Additionally, revenues of value-priced publishing titles published by the Company, such as Deer Hunter II for PC, increased, but such increases were more than offset by declines in revenues of value-priced products obtained from third parties, which decreased during the three months ended December, 31, 1998. These titles, in addition to Oddworld: Abe's Oddysee for PSX, Rogue Trip for PSX, Mike Piazza's Strike Zone for N64, Deer Hunter for PC, the hunting and fishing genre products such as Rocky Mountain Trophy Hunter for PC and various catalog titles, contributed to the increase in Published Product revenues for the nine months ended December 31, 1998, compared to the comparable period of the prior year.

         The increase in revenues of products distributed for third parties for the three and nine months ended December 31, 1998 is primarily due to an increase in the number of mass merchant stores supplied and serviced by the Company and the strong sales of Windows '98 Upgrade and Quicken '99 for PC, the newly released Turbo Tax software and Flight Simulator for PC, and the growth of the Company's affiliated label program, partially offset by the decline in Wal-Mart revenues, compared to the comparable period of the prior year.

         Cost of goods sold primarily includes costs of purchased products. These expenses for the three and nine months ended December 31, 1998 decreased approximately $11.4 million, or 8.7%, to $119.9 million from $131.3 million, and $25.5 million, or 9.9%, to $231.8 million from $257.3 million, respectively, as compared to the comparable periods of the prior year. Cost of goods sold as a percentage of net revenues for the three and nine months ended December 31, 1998 decreased to 48.6% and 48.4% from 61.5% and 58.8%, respectively, as compared to the comparable periods of the prior year. The decrease, as a percentage of net revenues, was primarily due to the change in product mix within Published Product and products distributed for third parties, and the Company's change in accounting with respect to royalty advances, resulting in the expensing of such advances to research and development as incurred, rather than recouping such advances based on sales.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses for the three and nine months ended December 31, 1998 increased approximately $15.0 million, or 42.6%, to $50.2 million from $35.2 million, and $23.7 million, or 28.8%, to $105.8 million from $82.2 million, respectively, as compared to the comparable periods of the prior year. Selling and distribution expenses as a percentage of net revenues for the three and nine months ended December 31, 1998 increased to 20.4% and 22.1% from 16.5% and 18.8%, respectively, as compared to the comparable periods of the prior year. The increase, as a percentage of net revenues, was primarily attributable to increased premium freight costs due to higher than anticipated sales volume, advertising worldwide to support existing and upcoming releases of the Company's Published Product, and the expense of consolidating inventory of the Company's Value Price Division from Plymouth, Minnesota into the Company's Edison, NJ distribution center.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three months ended December 31, 1998 decreased approximately $1.6 million, or 9.8%, to $15.2 million from $16.8 million, and increased for the nine months ended December 31, 1998 approximately $2.1 million, or 5.8%, to $39.1 million from $36.9 million, respectively, as compared to the comparable periods of the prior year. General and administrative expenses as a percentage of net revenues for the three and nine months ended December 31, 1998 decreased to 6.2% and 8.2% from 7.9% and 8.4%, respectively, as compared to the comparable periods of the prior year. The decrease, as a percentage of net revenues, was due primarily to a favorable bad debt impact compared to the prior year, the reduction of headcount from consolidating the Company's Value Price Division, partially offset by the additional depreciation associated with the expansion of the Company's worldwide facilities and the implementation of enterprise software to enhance the Company's management information systems worldwide.

         Research and development primarily includes payment for royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and related costs. These expenses for the three and nine months ended December 31, 1998 increased approximately $16.1 million, or 349.1%, to $20.7 million from $4.6 million, and $41.9 million, or 366.4%, to $53.3 million from $11.4 million, respectively, as compared to the comparable periods of the prior year. Research and development, as a percentage of net revenues for the three and nine months ended December 31, 1998 increased to 8.4% and 11.1% from 2.2% and 2.6%, respectively, as compared to the comparable periods of the prior year. The increase is primarily due to the change in accounting effective January 1, 1998, whereby royalty advances on products that are currently in development are expensed as incurred, and the additional headcount attributable to increased in house development capacity. Research and development expenses of the Company's internal development studios, which, during the relevant periods, primarily included SingleTrac, Cavedog Entertainment and Humongous, increased to $9.2 and $23.6 million for the three and nine months ended December 31, 1998 from $4.6 and $11.4 million in the comparable periods of the prior year.

         The charge for royalty advance write-off of $73.8 million during 1997 represents a change in estimate and accounting whereby royalty advances on products that were currently in development or on sale were expensed. In connection with this change, the Company prospectively expensed royalty advances in a manner comparable with internal software development costs, which are expensed to research and development as incurred.

         In connection with the acquisitions of SingleTrac in October 1997 and Reflections in December 1998, the Company incurred charges of $11.0 million and $5.0 million, respectively, for purchased research and development. In addition, the Company incurred a charge of $2.4 million and $1.7 million for the three months ended December 31, 1997 and 1998, respectively, for a retention bonus for the SingleTrac employees, which was based on the achievement of certain performance goals.

         Merger costs consist of legal, accounting and other professional fees incurred by the Company for the canceled acquisition of MicroProse, Inc., during 1997.

         Interest and other expenses, net, increased approximately $0.9 million and $1.6 million for the three and nine months ended December 31, 1998, respectively, as compared to the comparable periods of the prior year. The increase was primarily attributable to the increase in interest costs associated with increased borrowings under the Old Credit Agreement and New Credit Agreement.

         The Company's effective tax rate, before the write-off of purchased research and development, for the three and nine months ended December 31, 1998 and 1997 was, in each period, approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company's working capital was $177.6 million compared to $70.0 million at March 31, 1998. Cash and cash equivalents were $19.1 million at December 31, 1998 compared to $17.2 million at March 31, 1998.

         The primary source of cash and liquidity during the nine months ended December 31, 1998 was the increase in accounts payable of $83.3 million, cash provided by financing activities of $67.4 million and net income of $19.9 million. These externally and internally generated funds and the existing cash balance at March 31, 1998 of $17.2 million were primarily used to fund receivables of $144.7 million, inventory of $61.8 million and the purchase of property and equipment of $15.9 million. The increase in the receivable balance at December 31, 1998 reflects the seasonally greater sales in the fourth calendar quarter and a larger proportion of sales, including Oddworld: Abe's Exoddus, the Turbo Tax software, Duke Nukem: Time to Kill and Unreal, occurring late in the quarter as compared to the three months ended March 31, 1998. The increase in the inventory balances as of December 31, 1998, as compared to March 31, 1998, was primarily attributable to the seasonality of software sales and to the mix of higher cost products within the inventory including Windows '98 Upgrade, Quicken '99, TurboTax and Flight Simulator and a greater proportion of PSX product, which also carries a higher cost. The increase in accounts payable was primarily attributable to the increase of inventory. The increase in property and equipment is primarily due to additional investments in computer hardware and software and leasehold improvements to support the Company's growth.

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

         On February 8, 1999, certain partnerships affiliated with General Atlantic Partners agreed to purchase from the Company 0.6 million shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $30.0 million. These shares of Preferred Stock are convertible into 6.0 million shares of the Company's common stock at a conversion price of $5 per share. The transaction is expected to close in February, 1999.

         At December 31, 1998, the Company had outstanding debt of approximately $95.0 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $10.0 million.

         The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its distribution and growing publishing businesses.

         The Company believes that existing cash and cash equivalents, together with cash expected to be generated from operations, the New Credit Agreement and the issuance of the Preferred Stock will be sufficient to fund the Company's anticipated operations for the next twelve months.

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

         The Company has conducted a comprehensive review of its critical information systems and is in the process of creating a plan for reviewing its products for Year 2000 compliance. A plan has been developed to remedy any deficiencies in the Company's critical information systems. The Company expects to resolve Year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software or affected non IT systems with Year 2000 compliant applications or systems. Presently, the Company is in the process of testing the enhancements to its critical information systems and is developing a plan to identify time sensitive components in its products currently under development. In addition, the Company is in the process of asking vendors and other third parties with whom the Company has relevant relationships to certify that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. The Company expects to complete its programs for Year 2000 compliance with respect to critical information systems and vendor and other third parties by March 31, 1999 and intends to complete such process with respect to its products in advance of January 1, 2000.

         There can be no assurance that such upgrades and replacements can be completed on schedule or within estimated costs or can successfully address the Year 2000 compliance issues. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected. For example, failure to achieve Year 2000 compliance for the Company's internal critical information systems could delay its ability to manufacture and ship products, disrupt customer service and technical support facilities, or interrupt customer access to online products and services. The Company also relies heavily on third parties such as vendors, suppliers, service providers and a large retail distribution channel. If these or other third parties experience Year 2000 failures or malfunctions, there could be a material adverse impact on the Company's ability to conduct ongoing operations. For example, the ability to manufacture and ship products (both the Company's and third parties' for which the Company acts as distributor) into the retail channel, to receive retail sales information necessary to maintain proper inventory levels, or to complete online transactions dependent upon third party service providers could be affected. Moreover, should third party products distributed by the Company fail to be Year 200 compliant, retail customers of the Company might return such products or seek redress from the Company, which in turn would require the Company to seek redress from the publisher of the product. In addition, because of the number of products sold by the Company currently and in the past, the Company could face litigation relating to Year 2000 compliance of products that the Company no longer sells and/or supports, although the Company believes that any such exposure should not be material.

         The Company has budgeted $0.4 million for the cost of upgrading, replacing, testing and implementing its Year 2000 compliance, and has currently spent approximately $0.33 million to date. Additionally, the Company has not yet established a contingency plan and will continue to evaluate whether one is necessary, depending upon its progress in implementing its Year 2000 compliance measures as set forth above.

         The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. Actual results may differ materially from these estimates.

PART II.  OTHER  INFORMATION

Item 1.  Litigation

         With respect to the action brought against the Company by Scavenger, Inc., previously described in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, at a December 10, 1998 compliance conference, the New York Supreme Court reissued a discovery order, whereby discovery must be completed by July 30, 1999. Another compliance conference has been scheduled for May 12, 1999.

         With respect to the class action securities litigation, previously described in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, plaintiffs served their consolidated amended complaint in early January 1999. By order dated January 23, 1999, plaintiffs were granted leave to file a second consolidated and amended complaint, which adds claims under Section 10(b) of the Securities Exchange Act and Rule 10b-5 against the Company's independent auditor, Arthur Andersen, LLP. Defendants have not yet responded to the second consolidated and amended complaint.

Item 2.    Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         On November 5, 1998, the Company acquired all of the outstanding capital stock of One Zero Media, Inc. ("OZM"). In connection therewith, the Company issued an aggregate of approximately 2.4 million shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), to the stockholders of OZM. The securities issued in this transaction were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.

         On December 23, 1998, the Company acquired Reflections Interactive Limited ("Reflections"). In connection therewith, the Company issued an aggregate of approximately 2.3 million shares of Common Stock to Martin Lee Edmondson. The securities issued in this transaction were not registered under the Securities Act, pursuant to the exemption provided under Regulation S thereof for transactions not involving a public offering. On December 23, 1998, the Company filed a registration statement on Form S-3 pursuant to Rule 415 under the Securities Act to register approximately 1.2 million of the shares granted to Mr. Edmondson for resale. The registration statement was subsequently declared effective on January 15, 1999.

Item 5.  Other.

         On February 8, 1999, the Board of Directors of the Company appointed Mr. Thomas Heymann as the Chief Executive Officer and Chairman of the Board of Directors of the Company.

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

                  27.1                      Financial Data Schedule


(b)      Reports on Form 8-K

                  During the quarter ended December 31, 1998, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     GT INTERACTIVE SOFTWARE CORP.





                                     By: /s/    DAVID CHEMEROW
                                         -----------------------------------
                                         David Chemerow
                                         President and Chief Operating Officer
                                         Date:  February 16, 1999


                                     By: /s/    ANDREW GREGOR
                                         -----------------------------------
                                         Andrew Gregor
                                         Chief Financial Officer and Senior
                                         Vice President, Finance and
                                         Administration
                                         Date:  February 16, 1999