Form 10-K
period 1999-03-31
GT INTERACTIVE SOFTWARE CORP
filed 1999-06-29
CIK 1002607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1999             Commission File No. 0-27338
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                            ------------------------

     The aggregate market value of the registrant's Common Stock, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on June 18, 1999 as reported on the Nasdaq National Market, was $109,189,723. As of June 18, 1999, there were 72,900,776 shares of the registrant's Common Stock outstanding.

     Portions of the registrant's definitive proxy statement ("Proxy Statement") for the 1999 Annual Meeting of Stockholders are incorporated by reference into
Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GT INTERACTIVE SOFTWARE CORP.
                   MARCH 31, 1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                     PART I

Item 1.     Business....................................................    2
Item 2.     Properties..................................................   16
Item 3.     Legal Proceedings...........................................   16
Item 4.     Submission of Matters to a Vote of Security Holders.........   18
                                   PART II
Item 5.     Market for the Registrant's Common Equity and Related          19
            Stockholder Matters.........................................
Item 6.     Selected Financial Data.....................................   20
Item 7.     Management's Discussion and Analysis of Financial Condition    22
            and Results of Operations...................................
Item 8.     Index to the Financial Statements and Supplementary Data....   34
Item 9.     Changes in and Disagreements with Accountants on Accounting    34
            and Financial Disclosure....................................
                                  PART III
Item 10.    Directors and Executive Officers of the Registrant..........   35
Item 11.    Executive Compensation......................................   35
Item 12.    Security Ownership of Certain Beneficial Owners and            35
            Management..................................................
Item 13.    Certain Relationships and Related Transactions..............   35
                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form    36
            8-K.........................................................
Signatures  ............................................................   40

                                     PART I

     When used in this Annual Report on Form 10-K, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. There can be no assurance that future results will be achieved, and actual results could differ materially from the forecast and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, worldwide business and industry conditions (including consumer buying and retailer ordering patterns), adoption of new hardware systems, product delays, changes in research and development spending, software development requirements and their impact on product launches, Company customer relations (in particular, levels of sales to Wal-Mart and other mass merchants), retail acceptance of the Company's published and third-party titles, competitive conditions and other risks and factors, including, but not limited to, those discussed in "Factors Affecting Future Performance" below at pages 9 to 15.

ITEM 1.  BUSINESS

GENERAL

     GT Interactive Software Corp., a Delaware corporation (the "Company" or "GTIS"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and Nintendo 64. During calendar year 1998, the Company had the third highest U.S. market share in number of units sold in the PC software game category. The Company is also a leader in certain sub-segments of the entertainment software market, including the fast growing children's education and leisure entertainment segments. According to PC Data, in 1998 the Company held the number one U.S. market share in the value-priced/leisure segment, on the basis of both dollar and unit volume. In addition, during the same period, the Company's Humongous studio held the number three U.S. market share in the PC education software segment, on the basis of units sold.

     The Company derives revenue from both publishing and distribution activities. The Company's publishing business consists of three divisions:
Children's, Leisure and Frontline. The Company's Children's Division develops and publishes children's educational and entertainment software for the personal computer. GTIS' Leisure Division develops and publishes lower-priced PC entertainment, reference and productivity titles for mass market consumption. The Company's Frontline Division develops, internally and through third party developers, and publishes cutting edge new release entertainment software for the gaming enthusiast for use on multiple hardware platforms.

     GTIS distributes both its own and third-party published software through an established distribution network. The Company believes that it is one of the few software publishers that sells its products directly to substantially all of the major retailers of computer software in the U.S. This division also compiles, repackages and markets older titles to retailers, extending the economic life of those products. GTIS believes it is the largest distributor of consumer software to mass merchants in the United States. GTIS supplies consumer software (including its own and third-party published software) to approximately 2,380 Wal-Mart stores, approximately 2,165 K-mart stores and approximately 860 Target stores. The Company also distributes consumer software to other major retailers including Office Depot, Best Buy, CompUSA, AAFES, Sam's Club and Babbage's.

RECENT DEVELOPMENTS

     On June 29, 1999, the Company announced that it had hired Bear Stearns & Co. to seek a recapitalization, merger or sale of the Company. The Company also announced that it received "Commitments" from affiliates of General Atlantic Partners, LLC (together with its affiliates, "General Atlantic") and certain members of the Cayre family to provide $30 million of subordinated debt financing which will be made available to the Company on or before July 30, 1999. Effective immediately, but conditioned upon the Commitments, the Banks who are party to the Company's $125 million credit facility (the "New Credit Agreement") have agreed to make available to the Company an additional $20 million under the Company's borrowing base until March 31, 2000. The Company anticipates that under the New Credit Agreement, as amended, substantially all of the $125 million credit line should be available to the Company through March 31, 2000. The Company believes that amounts available under the New Credit Agreement and the Commitments will be sufficient to fund its operational requirements through June 30, 2000, when the New Credit Agreement becomes due and payable. This financing will also permit the Company and Bear Stearns to seek a recapitalization, merger or sale of the Company in an orderly manner and consistent with the needs of the Company's ongoing business.

     The Company is seeking a recapitalization, merger or sale because management believes that in a consolidating industry, the Company's existing capital resources are not adequate to carry out management's long-term strategic objectives. There is no assurance, however, that any such transaction will be completed. If such a transaction is not the subject of a definitive agreement before December 31, 1999, or a transaction is not completed which results in repayment of the New Credit Agreement and the Commitments, or such loans are not extended or refinanced prior to June 30, 2000, the Company's operations and financial condition could be materially and adversely affected. There is no assurance that any such refinancing, if required, can be completed on favorable terms, or at all.

PUBLISHING

     The Company's publishing business consists of three divisions: Children's, Leisure and Frontline. The Company's Frontline and Children's Divisions publish premium priced, higher production-value titles for use on multiple platforms that are developed internally or through third-party developers and marketed both domestically and internationally. GTIS' Leisure segment publishes value-priced PC titles for mass market consumption.

  Children's Publishing

     Humongous Entertainment, Inc. ("Humongous") is a leading developer and publisher of interactive children's edutainment software. Humongous was acquired by the Company in July 1996 and has been the primary vehicle through which the Company has penetrated the children's edutainment market. Through internally generated hit titles such as Freddi Fish, Putt Putt and Pajama Sam, and through licensed products like Nickelodeon's Blue's Clues, Humongous has risen to become the third-largest participant in the educational software market category capturing 12% of total unit sales in the U.S. for the month of March 1999. According to PC Data, Humongous published the best-selling (Blue's Clues ABC Time Activities) and fourth best-selling (Blue's Clues Birthday Adventure) edutainment titles of 1998. Other titles recently released by Humongous include Putt-Putt(R) Enters the Race(TM), Putt-Putt(R) Travels through Time(TM), Backyard Soccer(TM), Backyard Baseball(TM), Freddi Fish 4: The Case of the Hogfish Rustlers of Briny Gulch(TM) and Pajama Sam 2: Thunder and Lightning Aren't So Frightening(TM).

  Leisure Publishing

     The Leisure Division was established in June 1996 with the acquisition of WizardWorks Group, Inc. ("WizardWorks"). Since that time, the Company has become the leader in publishing value-priced leisure and recreational software.

     The Company's Leisure Division publishes and distributes titles through three labels:

     WIZARDWORKS. In the fall of 1997, the Leisure Division virtually created a brand new market when it introduced Deer Hunter for PC, under the WizardWorks label. In approximately four months, this interactive hunting simulation game went to the top of the PC Data charts to become the best-selling PC game in the United States for the first six months of 1998. The phenomenon confirmed a growing consumer trend in which the interest of those who typically do not play computer games is increasingly sparked by a combination of compelling software themes, new sub-$1,000 PC hardware and value software's sub-$20 price point.

WizardWorks has since expanded the interactive outdoor sporting market with a number of titles, including Deer Hunter II, Deer Hunter II Extended Season, Deer Hunter's Extended Season, Deer Hunter Companion, Sporting Clays, Rocky Mountain Trophy Hunter, Rocky Mountain Trophy Hunter II, Pro Bass Fishing, Deep Sea Trophy Fishing, Bird Hunter Waterfowl Edition, Grand Slam Turkey Hunt, Alaskan Expedition, Bird Hunter Upland Edition and African Safari Trophy Hunter 3D.

     The Company's hunting software games for PC, published under the WizardWorks brand, comprise more than 50% of the market share in units and dollars for all hunting software games. GTIS has shipped approximately one million units of its hit title Deer Hunter and approximately 800,000 units of the sequel, Deer Hunter II. With all of the Company's sportsmen's titles combined, GTIS has shipped a total of approximately 3.2 million units in the hunting and fishing genre.

     In fiscal year 1999, GTIS also published other titles under the WizardWorks brand such as Montezuma's Return, Real Pool, Rudolf the Red-Nosed Reindeer's Magical Sleigh Ride, Baseball Mogul and Carnivores, along with a number of other titles targeted for the casual computer user.

     COMPUWORKS. Under the CompuWorks brand the Company offers productivity and small office/home office (SOHO) software products. GTIS has published such recent CompuWorks titles as Joy of Cooking, America's Greatest Chili Cookbook, National Golf Course Directory, Feng Shui, Holiday Card Creator '98, Yes 2K and Learn Office 2000.

     MACSOFT. The Company believes the MacSoft label is the leading Macintosh games software publisher in the United States. MacSoft publishes front-line PC Games for the Macintosh market, including GTIS-developed games, as well as third-party games under license to GTIS. Recent successful titles published by MacSoft include: Unreal, Civilization II: Gold Edition, Falcon 4.0, America's Greatest Solitaire Games, Deer Hunter, Real Pool, Civilization II, and Quake. Other recent titles published by MacSoft include: Lode Runner 2, Rocky Mountain Trophy Hunter, Dark Vengeance, Klingon Honor Guard and America's Greatest Arcade Hits 3D. MacSoft also publishes productivity titles including MacPublisher and Desktop Labels Pro.

  Frontline Publishing

     The Company's Frontline Division is responsible for the development and publishing of cutting edge, new release entertainment for the gaming enthusiast. This division, which is the source of some of the industry's most successful titles including Duke Nukem, Oddworld and Total Annihilation, has been a major factor in the Company's leadership in the PC-based entertainment software market. Frontline releases are largely responsible for the Company's third place market share position in the PC games category for calendar year 1998 according to PC Data. The Company has successfully exploited Frontline's strengths in cutting edge PC entertainment software to gain entry into the high growth videogame console platform market. In fiscal year 1999, approximately 62% of the division's revenues were generated from sales of PlayStation, Nintendo and other console software.

     The Frontline Division publishes entertainment software developed by a variety of wholly-owned and third party studios. Approximately 32% of Frontline's fiscal year 1999 revenues were generated from products developed by the Company's internally owned studios.

     The Company has initiated efforts to reduce the number of new releases published annually by the Front-line Division. In support of this effort, the Company is in the process of closing two internal studios and is currently reducing the size of another. This more selective approach to new releases is expected to result in lower research and development costs, increased efficiency, greater focus and more control over production schedules. A summary description of each of Frontline's continuing internal studios is set forth below.

  Internal Development Studios

     CAVEDOG ENTERTAINMENT. Cavedog, which was launched in late 1996, enabled the Company to enter the real-time strategy game market. Cavedog published its first front-line entertainment software title, Total Annihilation, in the fall 1997. Total Annihilation debuted amidst high praise and favorable reviews from the world's gaming press and ultimately went on to ship more than one million units worldwide and win more than

45 industry awards of excellence. Shortly after its release, the game's website, www.totalannihilation.com, was one of the 36 most visited websites on the Internet and the third most visited gaming website. Cavedog also produced Total
Annihilation: Kingdoms, which was shipped in June 1999.

     SINGLETRAC. In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc., ("SingleTrac") the developer of hit PlayStation titles including JetMoto I and II, Twisted Metal I and II and WarHawk. Since it was acquired by GTIS, SingleTrac has produced Rogue Trip and Streak.

     REFLECTIONS. The Company acquired Newcastle, England-based Reflections Interactive Limited ("Reflections") in December 1998. Reflections was the developer of PlayStation mega-hits Destruction Derby and Destruction Derby II. In June 1999, the Company shipped approximately one million units of Driver, Reflections' newest title.

     LEGEND ENTERTAINMENT. The Company acquired Legend Entertainment Company ("Legend") in December 1998. Legend is currently developing a number of titles for GTIS, including Unreal 2, Unreal Mission Pack I and Wheel of Time, for the Company.

     ODDWORLD INHABITANTS. In November 1996, the Company invested in convertible preferred stock of Oddworld Inhabitants, Inc. ("Oddworld"), which is convertible into 50% of the common equity of Oddworld. The Company also entered into an exclusive worldwide publishing agreement with Oddworld. Since that time, Oddworld has developed and shipped the first two successful installments of its Oddworld series: Abe's Oddysee and Abe's Exoddus. Each title has sold more than one million units worldwide.

     Although the Company's past growth was enhanced in part by acquisitions, it does not expect to make any acquisitions in the forseeable future, and the Company's Credit Agreement, as amended on June 29, 1999, prohibits acquisitions without the consent of the Banks.

  External Product Development

     Since its inception, the Company has established publishing and distribution relationships with various independent developers. For the fiscal year ended March 31, 1999, approximately 68% of the Company's Frontline publishing revenues were derived from products developed by independent, third-party developers. For example, the Duke Nukem franchise created by 3D Realms has generated for the Company gross unit sales, including add-ons and sequels, to date in excess of three million units worldwide. From May 1998 through March 1999, the Company shipped more than 800,000 units of Unreal, an action title created by Epic Games.

     Acquired titles are marketed under the Company's name as well as the name of the original developer. The agreements with third-party developers provide the Company with exclusive publishing and distribution rights for a specific period of time for specified platforms and territories. Those agreements may grant to the Company the right to publish sequels, enhancements and add-ons to the product originally being developed and produced by the developer. In consideration for its services, the developer receives a royalty based on sales of the product that it has developed. A portion of this royalty may be pre-paid, with payments tied to the completion of detailed performance milestones.

     The Company manages the production of external development projects by appointing a producer to oversee the product's development and to work with the third-party developer to design, develop and test the software. This producer also helps ensure that performance milestones are met in a timely manner. The Company generally has the right to cease making payments to an independent developer if such developer fails to complete its performance milestones in a timely fashion.

DISTRIBUTION

     The Company's strength in distribution ensures access to valuable shelf space for its published product. The Company believes that it is one of the few software publishers that sells directly to substantially all of the major retailers of computer software in the United States and that it is the largest distributor of computer software to mass merchants in the United States. GTIS supplies consumer software (including its own and third-party published software) to approximately 2,380 Wal-Mart stores, approximately 2,165 K-mart stores and approximately 860 Target stores.

     The Company also distributes consumer software (including its own and third-party published software) to other major retailers including Office Depot, Best Buy, CompUSA, AAFES, Sam's Club and Babbage's. The Company values its distribution relationship with these major retailers because it also allows the Company to more readily sell its own, higher margin software to them.

     TECHNOLOGY. Utilizing its point-of-sale replenishment systems and electronic data interchange ("EDI") links with its largest mass merchant accounts, the Company is able to handle high sales volumes to those customers efficiently, manage and replenish inventory on a store-by-store basis and assemble for its customers regional and store-by-store data based on product sell-through. The Company utilizes proprietary technology systems for order processing, inventory management, purchasing and tracking of shipments thereby increasing the efficiency and accuracy of order processing and payments and shortening order turnaround time. These systems automatically track software orders from order processing to point-of-sale, thereby enhancing customer satisfaction through prompt delivery of the desired software titles.

     FULFILLMENT. Historically, the Company's warehouse operations provided fulfillment services within North America to the Company and third party developers. Such services included physical receipt and storage of inventory and its distribution to the mass market and other retailers. After evaluating the costs associated with the fulfillment function, including, among other things, the costs of projected future investments in plant and technology, the Company has decided to outsource its warehouse operations to a third-party vendor beginning in July 1999.

     DISTRIBUTION OF THIRD PARTY PRODUCTS. Based on the strength of its current consumer software distribution operation, the Company has successfully attracted other publishers to utilize its mass merchant distribution capabilities for their products. Such products are generally acquired by the Company and distributed under the name of the publisher who is, in turn, responsible for the publishing, packaging marketing and customer support of such products. The Company's agreements with other publishers typically provide for certain retail distribution rights in designated territories for a specific period of time, after which those rights are subject to negotiated renewal.

     VALUE/CLOSE-OUT. In June 1995, GTIS acquired Slash Corporation, a leading publisher, merchandiser and distributor of value-priced software. The value/close-out business purchases older titles, late in their product life cycles, from other publishers and sells them as "value" titles to retailers. This helps the publisher extend the life cycle of its products. The products are intended for retail price points of $4.98 to $19.99 and may include boxed products as well as product in jewel cases. The value/close-out business may purchase finished goods or may license the rights to produce finished goods from the publisher. The Company sells value programs to some retailers in which the Company is responsible for stocking a four-foot or eight-foot section in the retailers' stores.

     AFFILIATE LABEL PROGRAM. During 1997, the Company launched its Affiliate Label Program. Affiliates have included Empire Interactive, SegaSoft, Melbourne House, Strategy First, HomeStyles Interactive and Project Two. Under this program, the Company sells and distributes interactive software for, and provides marketing consulting services to, a variety of publishers on a global basis. The Affiliate Label Program is provided on a fee-for-service basis, without the Company taking ownership of the inventory.

GEOGRAPHY

     The Company is geographically diversified. In January 1995, the Company established a publishing operation in London, England with responsibility for European markets. In November 1996, the Company acquired the business of Warner Interactive Europe, a European subsidiary of Warner Music Group. As a result of its acquisitions, the Company now has international offices in the United Kingdom, Germany, France, Benelux and Australia. Including the United States, the Company currently publishes and distributes its titles in 39 countries worldwide.

     The Company's international business has grown significantly in recent years, from revenues of $53 million in fiscal year 1997 to $132 million in fiscal year 1999. Sixty two percent of the Company's Frontline publishing revenue for fiscal year 1999 was generated from international sales, versus 60% in fiscal year 1998 and 42% in fiscal year 1997. The Company plans to continue to pursue profitable opportunities to establish additional direct operations in Europe, South America and the Far East.

     Since 1997, the Company has established a physical presence for the Leisure Division in each of Europe's major markets, including the United Kingdom (through the acquisition of One Stop Direct Limited ("One Stop") in 1997), Germany (through the acquisition of Prism Leisure Tontragervertriebs GmbH ("Prism") in 1998), France and the Benelux, as well as Australia. Because of the increasing volume of leisure publishing performed by the Company in Europe, the Company centralized its European leisure publishing function in fiscal year 1999. The Company intends to grow its international leisure operations (i) in tandem with the growth of low price PCs around the world, (ii) through the worldwide roll-out of its domestic leisure product line and (iii) through acquisitions of local content developers.

     The Company is also pursuing an international high growth strategy for its Children's Division products. As third party licenses with local publishers expire for Humongous products, the Company is selling these products directly in its foreign territories, supported by localization efforts at Humongous. The Company is also looking to international markets to expand its direct-to-retail sales and distribution presence.

SALES AND MARKETING

     The Company utilizes a wide range of sales and marketing techniques to promote sales of its products including (i) in-store promotions utilizing display towers and endcaps, (ii) advertising in computer and general consumer publications, (iii) on-line marketing, (iv) direct mailings and (v) television advertising. The Company monitors and measures the effectiveness of its marketing strategies throughout the product lifecycle. Historically, the Company has devoted a substantial amount of its marketing resources to its Frontline published products and intends to do so in the future. The Company believes that such marketing is essential for cultivating product successes and brand-name loyalty.

     The Company's marketing programs have expanded along with the Company's publishing business, with an emphasis both on launching products and on raising the public's awareness of new brands and franchises. The Company may begin to develop an integrated marketing program for a product more than a year in advance of its release. This integrated marketing approach may include extensive press contacts, development of point-of-purchase displays, print and television advertising, Internet promotion, press events and a global synchronized launch.

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

     In fiscal year 1999, the Company consolidated its three North American sales organizations into a single sales organization in order to improve the efficiency of its sales effort. The Company has 14 customer sales representatives who serve as the primary GTIS contacts with the Company's largest 25 customers. In addition the Company has five divisional sales representatives who work with the Company's customer sales representatives and their customers to help provide leadership and direction to the Company's selling efforts.

     In Europe, the Company has a sales force in each of the countries in which it has direct operations: England, France, Germany and the Benelux. All other territories in Europe, Asia Pacific, Latin America and the Middle East are serviced by an exclusive distributor network.

OPERATIONS

     Beginning in July 1999, the Company will outsource its warehouse operations in the United States to Arnold Logistics ("Arnold"). The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers. In connection with the outsourcing agreement, the Company expects to discontinue the use of its Edison, New Jersey facilities for warehouse operations, as well as terminate the approximately 525 employees performing related services for the Company.

     The Company decided to enter into the agreement with Arnold because (i) the Company's business already exceeded the capacity of its Edison distribution center, and the agreement with Arnold permitted the Company to avoid investing significant capital in a new distribution center and warehouse management system, (ii) Arnold could provide more efficient warehouse operations than the Company, (iii) the cost of outsourcing its warehouse operations to Arnold is expected to be less than the Company's cost to provide these services internally, and (iv) Arnold charges the Company on a variable basis, based on the Company's volume, while the Company's costs for its own warehouse operations were of a fixed nature.

     The Company's CD-ROM disk duplication is contracted out to a number of third-party disk duplication companies. Printing of user manuals and of packaging materials is performed to the Company's specifications by outside sources. Disks, user manuals and sales brochures are, for the most part, assembled for sale by the Company. To date, GTIS has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects. No concentration for the supply of the Company's publishing needs currently exists and a number of vendors are available.

     Sony and Nintendo manufacture the Company's products that are compatible with their respective video game consoles, as well as the manuals and packaging for such products, and ship finished products to the Company for distribution. PlayStation products consist of proprietary format CD-ROMs and are typically delivered to the Company by Sony within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to the Company within 45 to 60 days after receipt of a purchase order.

EMPLOYEES

     As of March 31, 1999, the Company had 1,693 employees worldwide. Domestically, there were a total of 1,513 employees with 139 in administration and finance, 94 in operations, 145 in sales and marketing, 471 in product development and 664 in manufacturing and distribution. Included in the 664 for manufacturing and distribution are 565 employees who are members of Local 734 of the L.I.U. of N.A. of the AFL-CIO (the "Union"). The Union employees are all located at the Edison, New Jersey distribution center and are subject to a collective bargaining agreement between the Company and the Union which expires on May 31, 2001. When the Company outsources its distribution to Arnold beginning in August 1999, approximately 525 of the Company's employees will be terminated, of whom approximately 465 belong to the Union.

     Internationally, as of March 31, 1999, the Company had 180 employees with 52 in administration and finance, 11 in operations, 78 in sales and marketing, 37 in product development and two in distribution.

                      FACTORS AFFECTING FUTURE PERFORMANCE

     WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPLETE A RECAPITALIZATION, MERGER OR SALE OF GTIS. In addition, the process of seeking a recapitalization, merger or sale of GTIS may disrupt our ongoing business and distract our management and workforce from the day-to-day operations of GTIS. If we fail to sign a definitive agreement for a recapitalization, merger or sale of GTIS by December 31, 1999, then the amounts outstanding under the New Credit Agreement may be accelerated.

     AS A RESULT OF THE NEW CREDIT AGREEMENT AND THE COMMITMENTS, WE HAVE SUBSTANTIAL INDEBTEDNESS. After giving effect to the New Credit Agreement and the Commitments, our total indebtedness could be as high as $155 million. The level of our indebtedness could have negative consequences to us including the following:

     - our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited;

     - a substantial portion of our cash flow from operations must be dedicated to the payment of interest on our indebtedness and other obligations and will not be available for use in our business; and

     - our substantial indebtedness may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

     WE MAY NEED ADDITIONAL FINANCING. Although we believe that financing from the New Credit Agreement and the Commitments will provide sufficient amounts to fund our anticipated operations through June 30, 2000 and to seek a recapitalization, merger or sale of GTIS in an orderly manner, we cannot assure you that we will not require additional financing before that time. If we do need additional financing, or we must refinance the New Credit Agreement and the Commitments on or before June 30, 2000, we cannot assure you that such financing will be available on favorable terms, or at all.

     THE NEW CREDIT AGREEMENT WILL RESULT IN THE DILUTION OF OUR COMMON
STOCK. We are required to issue warrants to purchase a total of 2,275,000 shares of our common stock, at an exercise price equal to par value, before July 30, 1999, in connection with the funding of the New Credit Agreement and the Commitments. In addition, the terms of the New Credit Agreement and the Commitments provide for the issuance of significant additional warrants to our debtholders if we do not sign an agreement for a recapitalization, merger or sale of GTIS which provides for the repayment of these debt facilities by October 31, 1999 and complete the transaction by February 28, 2000. If we do not sign an agreement for a recapitalization, merger or sale of GTIS by October 31, 1999, we will be required to issue warrants, at an exercise price equal to par value, to purchase a total of an additional 2,750,000 shares of our common stock. If we do not complete a recapitalization, merger or sale of GTIS by February 28, 2000, we will be required to issue an additional 3,225,000 warrants, and if we do not repay the Commitments by June 30, 2000, we will be required to issue 3,000,000 additional warrants each fiscal quarter until we make repayment.

     THE LOSS OF WAL-MART AS A KEY CUSTOMER COULD NEGATIVELY AFFECT OUR BUSINESS. Our sales to Wal-Mart accounted for approximately 29% of net revenues for the fiscal year ended March 31, 1999 and our accounts receivable from Wal-Mart were approximately $49.1 million at March 31, 1999. Our business, operating results and financial condition would be adversely affected if:

     - we lost Wal-Mart as a customer,

     - we began shipping fewer products to Wal-Mart,

     - we were unable to collect receivables from Wal-Mart, or

     - we experienced any other adverse change in our relationship with Wal-Mart.

     We do not have any written agreements or understandings with Wal-Mart. Consequently, our relationship with Wal-Mart could end at any time. We cannot assure you that Wal-Mart will continue to use us a major supplier of consumer software, or at all. During the second half of 1997, Wal-Mart began purchasing software directly from five publishers whose software was previously sold to Wal-Mart through GTIS. During 1998 and

1999, Wal-Mart has continued, and can be expected to continue, to buy software directly from other publishers, rather than purchasing software through GTIS. These direct purchases could significantly reduce our sales to Wal-Mart. For example, Wal-Mart has recently announced that it expects to begin purchasing products directly from Microsoft and Activision in fiscal year 2000. Our combined net revenues from sales of those products to Wal-Mart totaled approximately $47.3 million in the fiscal year ended March 31, 1999.

     OUR REVENUES WILL DECLINE AND OUR COMPETITIVE POSITION WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS. Our continued success in the publishing business depends on the timely introduction of successful new products, sequels or enhancements of existing products to replace declining revenues from older products. A significant delay in introducing new products, sequels or enhancements could materially and adversely affect the ultimate success of our products and, in turn, our business, operating results and financial condition, particularly in view of the seasonality of our business. For example, we recently announced that the introduction of five major titles was delayed from the fourth quarter of fiscal year 1999 to the first half of fiscal year 2000, significantly contributing to operating losses during the fourth quarter of fiscal year 1999. The process of introducing new products, sequels or product enhancements is extremely difficult and will only become more difficult as new platforms and technologies emerge. Competitive factors in our industry demand that we create increasingly sophisticated products, which in turn makes it difficult to produce and release these products on a predictable schedule.

     WE MAY BE UNABLE TO DEVELOP, MARKET AND PUBLISH NEW PRODUCTS IF WE ARE UNABLE TO SECURE OR MAINTAIN RELATIONSHIPS WITH INDEPENDENT SOFTWARE
DEVELOPERS. Although we substantially increased our internal software capabilities in 1996, 1997 and 1998, we are still dependent, to a meaningful degree, upon independent software developers. For the fiscal year ended March 31, 1999, approximately 68% of our Frontline publishing revenues were derived from products developed by independent developers. Consequently, our success depends in part on our continued ability to obtain and/or renew product development agreements with independent developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all; nor can we assure you that we will be able to obtain the rights to sequels of successful products which were originally developed by independent developers for GTIS. In addition, many of our competitors have greater access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent developers to enter into publishing agreements with us.

     Our agreements with independent software developers are easily terminable, often without notice, if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches its agreement and fails to cure that breach within a designated time frame. In addition, many independent software developers have limited financial resources. Many are small companies with a few key individuals without whom a project may be difficult or impossible to complete. Consequently, we are exposed to the risk that these developers will go out of business before completing a project, or simply cease work on a project, for which we have hired them.

     COMPETITION FOR INDEPENDENT SOFTWARE DEVELOPERS IS INTENSE AND MAY PREVENT US FROM SECURING OR MAINTAINING RELATIONSHIPS WITH INDEPENDENT SOFTWARE DEVELOPERS. We may be unable to secure or maintain relationships with independent developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, or other selling advantages. Even if these independent developers have developed products for us in the past, we cannot assure you that they will continue to develop products for us in the future. In fact, we have in the past worked with independent developers who later entered into agreements with our competitors because of our competitor's ability or willingness to pay higher royalty rates and/or advances.

     INDEPENDENT DEVELOPERS MAY PUBLISH THEIR OWN PRODUCTS INSTEAD OF USING GTIS TO PUBLISH AND DISTRIBUTE THEIR PRODUCTS, OR MAY SIGN PUBLICATION AGREEMENTS WITH OUR COMPETITORS, EITHER OF WHICH MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP, MARKET AND PUBLISH NEW PRODUCTS. For example, in January 1998, a consortium, in which certain independent developers purport to have ownership interests, announced that it secured publishing rights with respect to software titles to be produced by these developers. These developers include Apogee Software (3D Realms), developer of Duke Nukem and Prey, and Epic Games, developer of Unreal. Although the consortium also announced that these developers will honor their existing obligations to other software publishers, we do not know if the competitive pressures exerted by the consortium will inhibit us from establishing and maintaining relationships with independent software developers in the future. For example, it was recently announced that Apogee Software (3D Realms) has agreed to publish one of the future sequel Duke Nukem titles through one of our competitors.

     AS OUR PAYMENT OF ADVANCES AND GUARANTEED ROYALTIES TO INDEPENDENT DEVELOPERS INCREASES, WE FACE THE RISK THAT OUR OPERATING RESULTS MAY SUFFER IF WE ARE UNABLE TO RECOVER THESE PREPAID ROYALTIES. In connection with our licensing agreements with independent developers and licensors, we had approximately $9.2 million of royalty advances, associated with multi-year output contracts, on our balance sheet as of March 31, 1999. We cannot assure you that current or future royalty advances will be recouped. Our ability to receive revenue and recoup these advances may be prevented or delayed if:

     - we fail to release the products associated with royalty advances,

     - we experience a delay in the release of these products, or

     - sales of these products do not cover the advances made.

     FLUCTUATIONS IN OUR QUARTERLY NET REVENUES AND OPERATING RESULTS MAY RESULT IN REDUCED PROFITABILITY AND LEAD TO REDUCED PRICES FOR OUR STOCK. Our quarterly net revenues and operating results have varied in the past and can be expected to vary in the future. As a result, we cannot assure you that we will be consistently profitable on a quarterly or annual basis. If our operating results in any future quarter fall below the expectations of market analysts or investors, the price of our common stock will likely decrease.

     Our business has experienced, and is expected to continue to experience, significant seasonality. Typically, our net sales are significantly higher during the fourth calendar quarter because of increased consumer demand during the year-end holiday season. In other calendar quarters, our net revenues may be lower and vary significantly.

     OUR REVENUE GROWTH AND COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO ANTICIPATE AND ADAPT TO RAPIDLY CHANGING TECHNOLOGY. The consumer software industry is characterized by rapidly changing technology. The introduction of new technologies, including new technologies that support multi-player games and new media formats such as on-line delivery and digital video disks (DVDs), could render our previously released products obsolete or unmarketable. We must continually anticipate the emergence of, and adapt our products to, new technologies and systems. In addition, the development cycle for products designed to operate on new systems can be significantly longer than our current development cycles. When we choose to publish or develop a product for a new system, we may need to make a substantial development investment one or two years in advance of when we actually ship products for that system. If we develop products for a new system that is ultimately unpopular, our expected revenues from that product will suffer and we may not be able to recoup our investment. Conversely, if we choose not to publish products for a new system that is ultimately popular, our revenue growth and competitive position may be adversely affected. While 32 and 64 bit game systems, such as Sony PlayStation and Nintendo 64, continue to be popular and their installed base has reached significant levels in the US and worldwide, new systems are being developed. For example, Sony recently announced the development of its next-generation PlayStation, a 128 bit system which, among other things, will incorporate DVD technology. Sony plans to introduce its next generation PlayStation in Japan by March 2000 and in its overseas markets by fall 2000. If successfully developed, these new systems would require us to reassess our commitment to 32 and 64 bit game systems and/or any new systems which are introduced.

     BECAUSE SOME LICENSORS HAVE SIGNIFICANT CONTROL OVER OUR PRODUCTS, THE COSTS OF DEVELOPING AND MANUFACTURING THOSE PRODUCTS MAY INCREASE. We are required to obtain a license to develop and distribute software for each of the video game systems for which we develop products. We currently have licenses from Sony, to develop products for the Sony PlayStation, and Nintendo, to develop products for Nintendo 64. Our contracts with Sony and Nintendo often grant them significant control over the manufacturing of GTIS products. For example, we are obligated to submit new games to Sony or Nintendo for approval prior to development and/or manufacture. In some circumstances, this could adversely affect GTIS by:

     - leaving GTIS unable to have its products manufactured and shipped to customers,

     - increasing manufacturing lead times and expense to us over the lead times and costs we could achieve independently,

     - delaying the manufacture and, in turn, the shipment of products, and

     - requiring GTIS to take significant risks in prepaying for and holding its inventory of products.

     These factors could materially and adversely affect our business, operating results and financial condition.

     THE LOSS OF OUR SENIOR MANAGEMENT AND SKILLED PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS. In early 1999, we replaced our three most senior executive officers. Our success will depend to a significant degree upon the performance and contribution of our senior management team and upon our ability to attract, motivate and retain highly qualified employees with technical, management, marketing, sales, product development and other creative skills. In the computer software industry, competition for highly skilled and creative employees is intense and costly. We expect this competition to continue for the foreseeable future, and we may experience increased costs in order to attract and retain skilled employees.

     We cannot assure you that we will be successful in attracting and retaining skilled personnel. Although we have entered into employment agreements with Thomas Heymann, as Chairman of the Board and Chief Executive Officer of the Company, and John Baker, as President and Chief Operating Officer of the Company, we cannot assure you that these individuals or other senior management will not leave or compete against us. Our business, operating results and financial condition could be materially and adversely affected if we lost the services of these or other senior employees or if we fail to replace other employees who leave or to attract additional qualified employees. Our recent announcement that we will be seeking a recapitalization, merger or sale of GTIS may make it more difficult to retain or attract qualified employees.

     THE GENERAL ECONOMIC AND POLITICAL RISKS OF DOING BUSINESS ABROAD COULD NEGATIVELY AFFECT OUR BUSINESS IN INTERNATIONAL MARKETS. In the past three years, we have materially increased our international revenues. International publishing revenues accounted for approximately 31%, 48%, 48% and 44%, of publishing revenues for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the twelve months ended March 31, 1999, respectively. We expect that international revenues will account for a significant portion of our net revenues in the future. However, in addition to the possibility that our international business will not continue to grow at the same rate as in the past, our international revenues are subject to the general risks of doing business abroad, including:

     - unexpected changes in regulatory requirements, tariffs and other barriers,

     - fluctuating exchange rates,

     - potential political instability,

     - difficulties installing and managing foreign operations,

     - difficulties collecting accounts receivable,

     - costs and difficulties of localizing products for use in foreign markets and

     - inability of foreign laws to protect our proprietary rights to the same extent as U.S. law, particularly in some international markets such as South America, the Middle East, the Pacific Rim and the Far East where software piracy presents a particularly acute problem.

     We cannot assure you that these or other factors will not have a material adverse effect on our future international revenues and, consequently, on our business, operating results and financial condition.

     SIGNIFICANT COMPETITION IN OUR INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS. The market for our products is highly competitive and relatively few products achieve significant market acceptance. Currently, we compete primarily with other publishers of interactive entertainment software for both personal computers and video game consoles. Our competitors include Electronic Arts Inc., Mattel Inc., Hasbro Corporation, Havas SA, a French company, and Activision. In addition, some large software companies, media companies and film studios, such as Walt Disney Company, who are increasing their focus on the interactive entertainment and edutainment software market, may become significant competitors of GTIS. As compared to GTIS, many of our current and future competitors may have significantly greater financial, technical and marketing resources than we do. As a result, these current and future competitors may be able to:

     - respond more quickly to new or emerging technologies or changes in customer preferences,

     - carry larger inventories,

     - undertake more extensive marketing campaigns,

     - adopt more aggressive pricing policies and

     - make higher offers or guarantees to software developers and licensors than GTIS.

     We may not have the resources required for us to respond effectively to market or technological changes or to compete successfully with current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition. We cannot assure you that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

     REVENUES FROM OUR DISTRIBUTION BUSINESS MAY DECLINE AS COMPETITION INCREASES AND INTERNET TECHNOLOGY IMPROVES. During the fiscal year ended March 31, 1999, revenues from our distribution business were approximately 48% of net revenues. Recently, several of our competitors have sought to expand their distribution capabilities and Wal-Mart has announced plans to purchase products directly from Microsoft and Activision. New video game systems and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition. In addition, revenues from our distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products or order products directly from publishers or from unauthorized or illegal pirate sources over the Internet.

     REVENUES FROM OUR DISTRIBUTION BUSINESS MAY DECLINE IF THE THIRD-PARTY PRODUCTS WHICH WE DISTRIBUTE FOR OTHER COMPANIES BECOME UNAVAILABLE TO US. As part of our distribution program, we provide our mass merchant customers with a wide variety of titles. To achieve this product mix, we must supplement the distribution of our published products with third-party software products, including products published by our competitors. We cannot assure you that these competitors will continue to provide us with their products for distribution to our mass merchant customers. Our inability to obtain software titles developed or published by our competitors, coupled with our inability to obtain these titles from other distributors, could have a material adverse effect on our relationships with our mass merchant customers and our ability to obtain shelf space for our own products. This, in turn, could have a material adverse effect on our business, operating results and financial condition.

     WE MAY FACE INCREASED COMPETITION AND DOWNWARD PRICE PRESSURE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. Our success is heavily dependent upon our confidential and proprietary intellectual property. We sell a significant portion of our published software under licenses from independent developers and, in these cases, we do not acquire the copyrights for the underlying work. We rely primarily on a combination of confidentiality and non-disclosure agreements, patent, copyright, trademark and trade secret laws, as well as other proprietary rights laws and legal methods, to protect our proprietary rights and the rights of our developers. However, current U.S. and international laws afford us only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use information that we regard as proprietary. Software piracy is a persistent problem in the computer software industry. Policing unauthorized use of our products is extremely difficult because consumer software can be easily duplicated and disseminated. Furthermore, the laws of some foreign countries may not protect our proprietary rights to as great an extent as U.S. law. Software piracy is a particularly acute problem in some international markets such as South America, the Middle East, the Pacific Rim and the Far East. Our business, operating results and financial condition could be materially and adversely affected if a significant amount of unauthorized copying of our products were to occur. We cannot assure you that our attempts to protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competitive products.

     WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS WHICH WOULD BE COSTLY TO RESOLVE. As the number of available software products increase, and their functionality overlaps, software developers and publishers may increasingly become subject to infringement claims. We are not aware that any of our products infringe on the proprietary rights of third parties. However, we cannot assure you that third parties will not assert infringement claims against GTIS in the future with respect to current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. We have also initiated litigation to assert our intellectual property rights. Whether brought by or against GTIS, these claims can be time-consuming, result in costly litigation and divert management's attention from the day-to-day operations of GTIS, which can have a material adverse effect on our business, operating results and financial condition.

     WE MAY BE AT A COMPETITIVE DISADVANTAGE IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY. To take advantage of Internet opportunities, we have, and will continue to:

     - expand our World Wide Web sites and the development of our Internet infrastructure and capabilities;

     - expand our electronic distribution capabilities;

     - incorporate on-line functionality into existing products; and

     - develop and invest in new Internet-based businesses and products, including multi-player entertainment products.

     Implementing our Internet strategy has been costly. We have incurred, and expect to incur, significant additional costs in connection with these efforts. These costs include those associated with the acquisition and maintenance of hardware and software necessary to permit on-line commerce and multi-player games, as well as the related maintenance of our website and personnel. Although we believe these platforms and technologies are an integral part of our business, we cannot assure you that our Internet strategy will be successful or that we will be able to recoup the cost of our investment.

     WE ARE CURRENTLY IN LITIGATION WHICH COULD BE COSTLY IF WE LOSE. As described under Item 3, "Legal Proceedings," GTIS is currently a defendant, or subject to counterclaims, in a number of lawsuits. In all of these lawsuits, we believe that the plaintiffs' complaints are without merit. Although we intend to defend ourselves vigorously against these actions, doing so is costly and time-consuming and may divert management's attention from our day-to-day operations. In addition, we cannot assure you that these actions will be ultimately resolved in our favor or that an adverse outcome will not have a material adverse effect on our business, operating results and financial condition.

     IF ACTUAL RETURNS EXCEED OUR RETURN RESERVE, OUR BUSINESS MAY BE NEGATIVELY AFFECTED. To cover returns, we establish a return reserve at the time we ship our products. We estimate the potential for future returns based on historical return rates, seasonality of sales, retailer inventories of GTIS products, and other factors. Historically, we have experienced product returns at a rate of approximately 30% of gross revenues. While we are able to recover the majority of our costs when third-party products are returned, we bear the full financial risk when our own products are returned. In addition, the license fees we pay Sony and Nintendo are non-refundable and we cannot recover these fees when our console products are returned. Although we believe we maintain adequate reserves with respect to product returns, we cannot assure you that actual returns will not exceed reserves, which could adversely affect our business, operating results and financial condition.

     OUR PRODUCTS, SYSTEMS AND SALES MAY BE SUBJECT TO YEAR 2000 PROBLEMS. We have reviewed our critical information systems and other technology for Year 2000 compliance and we are correcting any deficiencies through normal upgrades of our software or, when necessary, through replacement of existing software or affected systems with Year 2000 compliant applications or systems. However, if our present efforts to address Year 2000 compliance issues are not successful, our business, operating results and financial position could be materially and adversely affected. For example, failure to achieve Year 2000 compliance for our internal critical information systems could delay our ability to manufacture and ship products, disrupt customer service and technical support facilities, or interrupt customer access to online products and services. In addition, because of the number of products sold by GTIS currently and in the past, we could face litigation relating to Year 2000 compliance of products that we no longer sell and/or support, although we believe that any such exposure should not be material.

     Furthermore, our business is heavily dependent upon third parties such as vendors, suppliers, service providers and a large retail distribution channel. We have asked vendors and other third parties with whom we have relevant relationships to certify that they are Year 2000 compliant or, if they are not, to provide us with a description of their plans to become so. However, if these vendors or other third parties experience Year 2000 failures or malfunctions, our ability to conduct ongoing operations could be materially and adversely affected. For example, our ability to manufacture and ship products (including our own and third-party published software) into the retail channel, to receive retail sales information necessary to maintain proper inventory levels or to complete online transactions dependent upon third party service providers could be affected. In addition, should third-party published products distributed by GTIS fail to be Year 2000 compliant, especially any utility software which, if not Year 2000 compliant could corrupt a user's hardware system, our retail customers might return these products or seek redress from us, which in turn would require us to seek redress from the publisher of the product.

     THE START-UP OF OUR OUTSOURCING CONTRACT FOR WAREHOUSE OPERATIONS COULD CREATE OPERATING DIFFICULTIES. We recently entered into an agreement with an outside vendor to have all of our physical inventory (including returns) handled and shipped by that vendor from its plant in Pennsylvania. While we believe that this outsourcing of our warehouse operations will result in more efficient and cost effective operations for the Company, we cannot assure you that the process of the changeover to the vendor's facility (scheduled for August 1999) will not create unforeseen operating difficulties or adversely affect our warehouse operations and our relationships with our retail customers.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing and development facilities are located in approximately 90,000 square feet of space at 417 Fifth Avenue in New York City under a lease expiring in 2007, which commenced in December 1996. The Company sublets approximately 4,700 square feet of its office space to Five Partners Asset Management LLC ("Five Partners"), a company affiliated with Joseph J. Cayre, Chairman Emeritus of the Board of Directors. The Company believes that the terms of this lease are no less favorable to the Company than those it could obtain from independent third parties.

     The Company maintains a 192,900 square foot distribution center and a 70,000 square foot return center in Edison, New Jersey under leases that expire in December 1999 and May 2000, respectively.

     Certain product development and marketing divisions are located in approximately 7,600 square feet of office space in San Francisco, CA, under a lease that expires in November 2003.

     The Leisure Division has a lease for 240,000 square feet of office, warehouse and distribution space in the Plymouth, Minnesota area that expires in September 1999. The division has entered into a new lease for office space in Plymouth, Minnesota for 23,400 square feet expiring in February 2003.

     In Scottsdale, Arizona, the Company maintains two leases: a 25,000 square foot office space under a lease expiring in March 2006 which has been sublet for the remaining term, and a 2,900 square foot office space under a lease expiring in May 2000.

     The Company has leased approximately 83,000 square feet of office space under two separate leases to house its Humongous subsidiary in Bothell, Washington, under leases expiring in May 2008 and June 2004.

     The Company has assumed leases for certain of its acquisitions and entered into leases for certain of its internal development studios, totaling approximately 87,000 square feet with lease expiration dates from August 1999 through September 2010. These properties are located in Utah, England, the Netherlands, Germany and France.

     The Company's One Zero Media subsidiary ("OZM") is located in approximately 22,000 square feet of space under three leases expiring in June 2000 and April, 2003.

     The Company maintains several facilities in London, England totaling approximately 16,000 square feet, from which it conducts a substantial portion of its European operations, under leases that expire in the years 2000 and 2020. Additional facilities for sales, marketing and operations are located in Paris and Hamburg. One of the London facilities is owned by Marylebone 248 Realty LLC, an affiliate of Joseph J. Cayre. The Company believes that the terms of this lease are no less favorable to the Company than those it could obtain from independent third parties.

     The Company also maintains approximately 4,700 square feet of office space in Australia under leases which expire in September 1999 and November 2000.

ITEM 3.  LEGAL PROCEEDINGS

     On September 18, 1997, Scavenger, Inc., a software developer, filed a lawsuit against the Company in New York Supreme Court claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment.

Pursuant to a preliminary conference order dated February 11, 1998, the parties had until year end 1998 to conduct discovery. On September 17, 1998, however, Scavenger's counsel filed a motion seeking to be relieved as counsel, which the Court granted on October 6, 1998. At a November 12, 1998 preliminary conference, another attorney appeared as Scavenger's prospective new counsel, subject to further discussions with Scavenger. New counsel thereafter filed a notice of appearance in the case. At a December 1, 1998 compliance conference, the Court reissued a discovery order, whereby discovery must be completed by July 30, 1999. Another compliance conference has been scheduled for June 30, 1999. Scavenger has now moved for partial summary judgment on its first two causes of action for remaining advances ($4.3 million), and the Company has opposed that motion and asked the court to dismiss those two claims with prejudice. The Company intends to vigorously defend this action and pursue its counterclaim.

     In January, February, and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the United States District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997. The plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, which misstatements purportedly had the effect of overstating the Company's net income and net assets. Motions were made by certain groups of plaintiffs for their appointment as lead plaintiffs in the actions. On October 7, 1998, the Court appointed lead plaintiffs and lead counsel to the plaintiffs in the actions. The plaintiffs' consolidated and amended complaint was filed and served in early January 1999. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against the Company's independent auditor, Arthur Andersen LLP. The Company and Arthur Andersen LLP have each filed motions to dismiss the second consolidated and amended complaint. The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions.

     On January 25, 1999, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, against Midway Games, Inc. ("Midway Games"), Midway Home Entertainment, Inc. ("Midway Home"), Midway Manufacturing Company, WMS Industries, Inc. ("WMS"), Williams Electronics Games, Inc., Williams Entertainment Inc., Williams Interactive, Inc. and Atari Games Corporation (collectively the "Midway Defendants") seeking injunctive relief and tens of millions of dollars in damages arising out of the Midway Defendants' breach of certain agreements that give the Company an exclusive option to distribute, in territories throughout the world, entertainment software products acquired or developed by the Midway Defendants for personal computers and video console systems. On February 24, 1999, the Midway Defendants moved to dismiss the action in its entirety. On May 21, 1999, the Court denied the motion as to the Company's claims for breach of contract, breach of the implied covenant of good faith and fair dealing and injunctive relief. The Court granted the motion as to defendant Williams Interactive, Inc., and also dismissed the Company's claims for tortious interference with prospective business relations, anticipatory repudiation and defamation. On May 28, 1999, the Midway Defendants answered the complaint and asserted counterclaims against the Company for breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The Company intends to vigorously defend these counterclaims.

     On May 28, 1999, Midway Games also sent notice that it was terminating the Company's rights under the GTIS Master Option and License Agreements but not the individual Distribution and License Agreements now in effect. On June 1, 1999, the Company moved for a preliminary injunction to enjoin the Midway Defendants from terminating the Company's option rights. On June 8, 1999, the Court denied the Company's request for a preliminary injunction. The Company will continue to litigate this matter.

     In June 1999, the Company received notice that Midway Home, a subsidiary of Midway Games Inc., had filed an action against the Company in the District Court of Navarro County, Texas. During 1994 and 1995,

WMS received warrants to purchase 214,285 shares of the Company's common stock at an exercise price equal to the price at which shares were to be sold in the Company's initial public offering in December 1995. These warrants were issued in connection with the license agreements that the Company and WMS (and certain affiliates) entered into in 1994 and 1995 ("License Agreements"). According to the petition, WMS assigned these warrants to Midway Home on October 23, 1996. Plaintiff alleges that on that day, Midway Home exercised 71,428 of the warrants for a total consideration of $1,000,000, promptly sold 46,675 of the shares at the then market price of $21.425, and continues to hold 24,754 of the shares. As in the federal securities class actions described above, Midway Home contends that the Company failed to expense properly certain prepaid royalties for software products, which misstatements purportedly had the effect overstating the Company's net profits. It asserts claims under the Texas Securities Act and the Texas Business and Commerce Code and for common law fraud, negligent misrepresentation and breach of contract. Midway Home seeks damages, rescission of its purchase of 24,754 shares of the Company's stock, reformation of the warrants to include a strike price below $14.00 per share (the initial public offering price of the Company's common stock in December 1995) and to increase the number of warrants that should allegedly have been issued to WMS, as well as exemplary damages, attorneys fees, interest and other costs. The Company intends to vigorously defend itself against these claims.

     On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business; companies that produced or distributed the movie "The Basketball Diaries;" and companies that allegedly provide obscene internet content. The complaint alleges, with respect to the Company and other videogame corporations, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other videogame corporations have entered into a joint defense agreement, and have retained counsel. The Court has stayed all discovery pending an initial case management conference scheduled for July 19, 1999. The Company intends to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On January 8, 1999, stockholders holding 42,801,556 shares of Common Stock, representing approximately 59% of the outstanding shares of the Company's Common Stock, executed and delivered a Written Consent of the Stockholders in Lieu of a Special Meeting (the "Written Consent") approving and adopting an amendment to the Company's 1997 Stock Incentive Plan to increase, from 1,000,000 to 3,000,000, the total number of shares of Common Stock with respect to which options may be granted to any one employee of the Company during any one-year period. On March 1, 1999, the Company filed an Information Statement on Schedule 14C (the "Information Statement") pursuant to the requirements of Rule 14c-2 promulgated under Section 13 of the Securities Exchange Act of 1934, as amended, to inform holders of Common Stock entitled to vote or give an authorization or consent in regard to the action authorized by the Written Consent, of the action so taken. The Information Statement is filed as an exhibit to this Annual Report and the contents of the Information Statement are incorporated by reference into this Annual Report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the years ended December 31, 1996 and 1997, the three month transition period ended March 31, 1998 and for the fiscal year ended March 31, 1999 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                                HIGH          LOW
                                                              ---------    ---------
1996
First Quarter...............................................  $15          $ 8 7/8
Second Quarter..............................................  $25          $10 5/8
Third Quarter...............................................  $26 3/4      $16 3/4
Fourth Quarter..............................................  $26 3/4      $ 6 5/8
1997
First Quarter...............................................  $ 9 1/4      $ 7 1/8
Second Quarter..............................................  $11 7/8      $ 5 7/8
Third Quarter...............................................  $12 3/4      $ 9
Fourth Quarter..............................................  $12 3/8      $ 6 1/8
1998
Three Month Transition Period...............................  $ 8 9/16     $ 5 5/16
FISCAL 1999
First Quarter...............................................  $11 1/8      $ 7
Second Quarter..............................................  $ 9          $ 4 1/2
Third Quarter...............................................  $ 7 7/16     $ 3 3/4
Fourth Quarter..............................................  $ 5 13/16    $ 3 7/8

     On June 18, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $3 7/8. As of June 18, 1999, there were approximately 256 registered holders of record of the Common Stock.

     The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the payment of cash dividends is limited by the New Credit Agreement and may be limited by financing agreements entered into by the Company in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     On February 23, 1999, the Company issued to certain affiliates of General Atlantic 600,000 shares of its Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $30 million. Each share of Series A Preferred Stock is convertible at any time into ten shares of the Company's Common Stock, and will vote on an as-converted basis with the Common Stock as a single class. The securities issued in this transaction were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial information of the Company which, for each of the years in the four year period ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, is derived from the audited consolidated financial statements of the Company. Consolidated financial information for the three months ended March 31, 1997 and the twelve months ended March 31, 1998 is unaudited. These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                       THREE MONTHS          YEARS ENDED
                                                YEARS ENDED DECEMBER 31,             ENDED MARCH 31,          MARCH 31,
                                        -----------------------------------------   ------------------   -------------------
                                          1994       1995       1996       1997      1997       1998       1998       1999
                                        --------   --------   --------   --------   -------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues..........................  $101,826   $234,461   $365,490   $530,677   $93,381   $105,767   $543,063   $572,342
Cost of goods sold....................    54,449    138,662    214,580    315,134    57,883     57,092    314,343    329,959
Selling and distribution expenses.....    16,104     41,733     72,517     98,689    16,538     24,467    106,618    147,499
General and administrative expenses...    10,539     19,491     31,157     45,561     8,623     10,655     47,593     66,616
Research and development..............        --      1,717      5,633     13,824     2,397     10,866     22,293     76,870
Royalty advance write-off.............        --         --         --     73,821        --         --     73,821         --
Restructuring charges.................        --         --         --         --        --         --         --     17,479
Purchased research and development....        --         --         --     11,008        --         --     11,008      5,000
SingleTrac retention bonus............        --         --         --      2,400        --         --      2,400      1,680
Merger and other costs................        --         --      3,718      1,050        --         --      1,050         --
Amortization of goodwill..............        --        567      1,092      1,295       347        636      1,584      3,349
                                        --------   --------   --------   --------   -------   --------   --------   --------
Operating income (loss)...............    20,734     32,291     36,793    (32,105)    7,593      2,051    (37,647)   (76,110)
Interest and other income (expense),
  net.................................        41        795      3,974     (2,075)      247     (1,389)    (3,711)    (5,315)
                                        --------   --------   --------   --------   -------   --------   --------   --------
Income (loss) before provision for
  (benefit from) income taxes.........    20,775     33,086     40,767    (34,180)    7,840        662    (41,358)   (81,425)
Provision for (benefit from) income
  taxes:
  Federal and state (historical)......     2,427     14,002     15,628     (9,157)    3,386        304    (12,239)   (29,628)
  Benefit from change in tax
    status(1).........................        --     (3,520)        --         --        --         --         --         --
                                        --------   --------   --------   --------   -------   --------   --------   --------
         Total provision for (benefit
           from) income taxes.........     2,427     10,482     15,628     (9,157)    3,386        304    (12,239)   (29,628)
                                        --------   --------   --------   --------   -------   --------   --------   --------
Net income (loss) from continuing
  operations..........................    18,348     22,604     25,139    (25,023)    4,454        358    (29,119)   (51,797)
Discontinued operations:
  Loss from operations of OZM.........        --         --         --         --        --         --         --     (3,531)
  Loss on disposal of OZM.............        --         --         --         --        --         --         --    (15,510)
                                        --------   --------   --------   --------   -------   --------   --------   --------
  Loss from discontinued operations...        --         --         --         --        --         --         --    (19,041)
                                        --------   --------   --------   --------   -------   --------   --------   --------
  Net income (loss) before dividends
    on preferred stock................    18,348     22,604     25,139    (25,023)    4,454        358    (29,119)   (70,838)
Less dividends on preferred stock.....        --         --         --         --        --         --         --        226
                                        --------   --------   --------   --------   -------   --------   --------   --------
Net income (loss) attributable to
  common stockholders.................  $ 18,348   $ 22,604   $ 25,139   $(25,023)  $ 4,454   $    358   $(29,119)  $(71,064)
                                        ========   ========   ========   ========   =======   ========   ========   ========
Basic net income (loss) per share from
  continuing operations...............                        $   0.38   $  (0.37)  $  0.07   $   0.01   $  (0.43)  $  (0.75)
Basic net loss per share from
  discontinued operations.............                              --         --        --         --         --   $  (0.27)
                                                              --------   --------   -------   --------   --------   --------
Basic net income (loss) per share.....                        $   0.38   $  (0.37)  $  0.07   $   0.01   $  (0.43)  $  (1.02)
                                                              ========   ========   =======   ========   ========   ========
Weighted average shares outstanding...                          66,391     66,982    66,395     67,938     67,363     69,654
                                                              ========   ========   =======   ========   ========   ========
Diluted net income (loss) per share
  from continuing operations..........                        $   0.37   $  (0.37)  $  0.07   $   0.01   $  (0.43)  $  (0.75)
Diluted net loss per share from
  discontinued operations.............                              --         --        --         --         --   $  (0.27)
                                                              --------   --------   -------   --------   --------   --------
Diluted net income (loss) per share...                        $   0.37   $  (0.37)  $  0.07   $   0.01   $  (0.43)  $  (1.02)
                                                              ========   ========   =======   ========   ========   ========
Weighted average shares outstanding...                          68,313     66,982    67,358     68,384     67,363     69,654
                                                              ========   ========   =======   ========   ========   ========

                                                                         DECEMBER 31,                      MARCH 31,
                                                           ----------------------------------------   -------------------
                                                            1994       1995       1996       1997       1998       1999
                                                           -------   --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments.....  $ 4,496   $ 93,694   $ 76,584   $ 39,713   $ 17,329   $ 13,512
Working capital (deficit)................................   (4,180)   105,748    113,652     77,965     69,994    131,770
Total assets.............................................   72,332    301,641    367,111    457,725    365,871    487,615
Total debt...............................................      413        868      1,415     54,619     28,017     98,750
Stockholders' equity (deficit)...........................   (3,637)   126,040    152,138    134,241    138,889    127,133

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, publishes, and distributes interactive entertainment for the children's education ("edutainment"), leisure entertainment, and gaming enthusiast's markets for a variety of platforms. The Company employs a portfolio approach to achieve a broad base of published products across most major consumer software categories. Since it commenced operations in February 1993, the Company has experienced rapid growth and its product and customer mix has changed substantially.

     Publishing and distribution are the two major activities of the Company. Publishing is divided into Front-line, Leisure and Children's publishing. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and on what platforms it is published. Further, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. To the extent that mass merchants require greater proportions of third-party software products, some of which may yield lower margins, the Company's operating results may be impacted accordingly.

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

     The Company develops and publishes products for multiple platforms, and this diversification continues to be a cornerstone of the Company's strategy. Sales of the Company's PlayStation, N64, Sega Saturn and Gameboy titles ("Console Titles") increased from 10% of the Company's front-line revenue during the year ended December 31, 1996 ("1996") to 58% in the year ended December 31, 1997 ("1997"), 62% in the three months ended March 31, 1998 ("1998") and 64% in the twelve months ended March 31, 1999 ("fiscal 1999"). Since 1996, the Company has released approximately 50 Console Titles. As evidenced by the strong sales of these platforms, the Company believes that significant growth opportunities exist across a variety of next generation hardware platforms, in particular PlayStation, for which the Company continues to create software products.

     There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for Frontline titles has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or story-lines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company is determined to achieve a balance between development done by its own internal development studies and that done by third-party developers.

     Along with its industry competitors, the Company had historically capitalized royalties advanced to third-party developers as a prepayment in current assets and evaluated the realization of these royalty advances on a quarterly basis. The market changes noted above have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, in the quarter ended December 31, 1997, the Company expensed royalty advances of $73.8 million on products that were in development or on sale. In connection with this change in the dynamics of the marketplace, the Company changed its accounting, beginning on January 1, 1998, for future royalty advances, treating such costs as research and development expenses, which are expensed as incurred. Multi-year output advances will continue to be capitalized as royalty advances and expensed over the development periods, in accordance with generally accepted accounting principles.

     The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is increasingly sold through mass merchants such as Wal-Mart, Kmart and Target, as well as major retailers, including Office Depot, Best Buy, CompUSA, AAFES, Sam's Club and Babbage's. The Internet and on-line networks also present a new channel through which publishers and distributors can distribute their products to end-users.

     In 1996, the Company acquired WizardWorks, a publisher of value-priced interactive entertainment, edutainment and productivity software, FormGen Inc., a publisher of interactive PC shareware and software and Humongous, a premier developer and publisher of original interactive children's software. WizardWorks, FormGen and Humongous (collectively the "Acquired Companies"), have each been accounted for as a pooling of interests. Accordingly, the Company's historical Consolidated Financial Statements have been restated to include the results of the Acquired Companies.

     In 1996, the Company acquired the business of Warner Interactive Europe, a developer and publisher of interactive PC software. In 1997, the Company acquired Premier Promotion Limited, the parent company of One Stop, a leading European value software distributor and publisher and SingleTrac, a leading developer of frontline software. In 1998, the Company acquired OZM, an Internet entertainment company, Reflections and Legend, developers of entertainment software, and Home Soft Benelux B.V. ("Homesoft"), a distributor of entertainment software. Financial results of these companies have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition. At March 31, 1999, OZM is accounted for as a discontinued operation and it is the Company's present intention to sell OZM. Except for OZM, these acquisitions did not have a material impact on the financial condition or the results of operations of the Company in the year acquired.

     Sales are recorded net of expected future returns. Historically, the Company has experienced returns at approximately 30% of gross sales.

     Effective January 1, 1998, the Company changed its fiscal year from December 31 to March 31. Accordingly, the discussion of financial results set forth below compares the twelve months ended March 31, 1999 to the twelve months ended March 31, 1998, the three months ended March 31, 1998 to the comparable 1997 period, and compares the Company's previous fiscal years ended December 31, 1997, 1996 and 1995.

     The consumer software industry is seasonal. Net revenues are typically highest during the fourth calendar quarter. This seasonality is primarily a result of the increased demand for consumer software during the year-end holiday buying season.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for each of the years in the three years ended December 31, 1997, the three months ended March 31, 1998 and the twelve months ended March 31, 1999, that is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the three months ended March 31,

1997 and the twelve months ended March 31, 1998 is derived from the unaudited financial statements of the Company.

                                                                             THREE MONTHS
                                                                                ENDED           YEAR ENDED
                                               YEARS ENDED DECEMBER 31,       MARCH 31,         MARCH 31,
                                              --------------------------    --------------    --------------
                                               1995      1996      1997     1997     1998     1998     1999
                                              ------    ------    ------    -----    -----    -----    -----
Net revenues................................  100.0%    100.0%    100.0%    100.0%   100.0%   100.0%   100.0%
Cost of goods sold..........................   59.1      58.7      59.4      62.0     54.0     57.9     57.7
Selling and distribution expenses...........   17.9      19.9      18.6      17.7     23.1     19.6     25.8
General and administrative expenses.........    8.3       8.5       8.6       9.2     10.1      8.8     11.6
Research and development....................    0.7       1.5       2.6       2.6     10.3      4.1     13.4
Royalty advance write-off...................     --        --      13.9        --       --     13.6       --
Restructuring charges.......................     --        --        --        --       --       --      3.1
Purchased research and development..........     --        --       2.1        --       --      2.0      0.9
SingleTrac retention bonus..................     --        --       0.4        --       --      0.4      0.3
Merger and other costs......................     --       1.0       0.2        --       --      0.2       --
Amortization of goodwill....................    0.2       0.3       0.2       0.4      0.6      0.3      0.6
                                              -----     -----     -----     -----    -----    -----    -----
Operating income (loss).....................   13.8      10.1      (6.0)      8.1      1.9     (6.9)   (13.3)
Interest and other income (expense), net....    0.3       1.1      (0.4)      0.3     (1.3)    (0.7)    (0.9)
                                              -----     -----     -----     -----    -----    -----    -----
Income (loss) before provision for (benefit
  from) income taxes........................   14.1      11.2      (6.4)      8.4      0.6     (7.6)   (14.2)
Provision for (benefit from) income taxes...    4.5       4.3      (1.7)      3.6      0.3     (2.3)    (5.2)
                                              -----     -----     -----     -----    -----    -----    -----
Net income (loss) from continuing
  operations................................    9.6       6.9      (4.7)      4.8      0.3     (5.4)    (9.1)
Discontinued operations:
  Loss from operations of OZM...............     --        --        --        --       --       --     (0.6)
  Loss on disposal of OZM...................     --        --        --        --       --       --     (2.7)
                                              -----     -----     -----     -----    -----    -----    -----
  Loss from discontinued operations.........     --        --        --        --       --       --     (3.3)
                                              -----     -----     -----     -----    -----    -----    -----
  Net income (loss) before dividends on
    preferred stock.........................    9.6       6.9      (4.7)      4.8      0.3     (5.4)   (12.4)
Less dividends on preferred stock...........     --        --        --        --       --       --       --
                                              -----     -----     -----     -----    -----    -----    -----
Net income (loss) attributable to common
  stockholders..............................    9.6%      6.9%     (4.7)%     4.8%     0.3%    (5.4)%  (12.4)%
                                              =====     =====     =====     =====    =====    =====    =====

  Twelve Months Ended March 31, 1999 Compared to Twelve Months Ended March 31, 1998

     Net revenues for fiscal 1999 increased approximately $29.3 million, or 5.4%, to $572.3 million from $543.1 million in fiscal 1998. This growth in net revenues was attributable to increases in net revenues of Children's publishing, Leisure publishing and Distribution of $23.2 million, or 108%, $12.5 million, or 39%, and $12.3 million, or 5%, respectively. The increase in Children's net revenue is attributable to the release of Blue's Clues related titles during fiscal 1999. The increase in Leisure's net revenue is attributable to the increased and continuing success of Deer Hunter, Deer Hunter II and Rocky Mountain Trophy Hunter. The increase in Distribution net revenues for fiscal 1999 is primarily due to an increase in the number of stores supplied and serviced by the Company.

     These increases are offset by a reduction in Frontline net revenue of 18.7 million, or 8%. The decrease is largely attributable to a $13.5 million, or 71% decrease in royalty income.

     Cost of goods sold for fiscal 1999 increased approximately $15.6 million, or 5.0%, to $330.0 million from $314.3 million in fiscal 1998. Cost of goods sold as a percentage of net revenues decreased to 57.7% in fiscal 1999 as compared to 57.9% in fiscal 1998. Excluding increased charges for obsolete inventory between the periods, the cost of goods percentage would have been 55.4% of net revenue in fiscal 1999. This decrease is primarily a result of increased sales in the Children's and Leisure categories of publishing.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During fiscal 1999, these expenses increased approximately $40.9 million, or 38.3%, to $147.5 million from $106.7 million in fiscal 1998. Selling and distribution expenses as a percentage of net revenues for fiscal 1999 increased to 25.8% as compared to 19.6% in fiscal 1998. The increase, as a percentage of net revenues, was primarily attributable to the increase of print advertising worldwide to support the new and existing releases of the Company's published product and increased cooperative advertising. Additionally, increased premium freight costs due to higher unit volume and the expense of consolidating inventory of the Company's Plymouth, MN distribution center into its Edison, NJ distribution center, as compared to fiscal 1998. The overall increase was also attributable to increased sales volume.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in fiscal 1999 increased approximately $19.0 million, or 40%, to $66.6 million from $47.6 million in fiscal 1998. General and administrative expenses as a percentage of net revenues increased to 11.6% in fiscal 1999 from 8.8% in fiscal 1998. This increase was due primarily to increased depreciation associated with the expansion of the Company's worldwide facilities and the implementation of enterprise software to enhance the Company's management information systems worldwide, the increase in bad debt expenses, additional legal and accounting fees incurred as part of the discontinued private placement of senior subordinated debt and the write-off of an equity investment.

     Research and development primarily includes payment for royalty advances to third party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and other related costs. These expenses in fiscal 1999 increased approximately $54.6 million, or 244.8%, to $76.9 million from $22.3 million in fiscal 1998. Research and development, as a percentage of net revenues, increased to 13.4% in fiscal 1999 from 4.1% in fiscal 1998. This increase is primarily due to the change in accounting effective January 1, 1998, whereby royalty advances on products that are currently in development are expensed as incurred, and the additional headcount attributable to increased in-house development capacity. Research and development of the Company's internal development studios, which, during the relevant periods, primarily included SingleTrac, Cavedog Entertainment, Humongous, Legend Entertainment, Reflections and Bootprint increased to $34.9 from $17.6 million in fiscal 1999 as compared to fiscal 1998. Excluding the impact of the change in accounting, research and development expenses would have increased $28.2 million from $48.7 million to $76.9 million or 58%.

     Restructuring charges of approximately $17.5 million, recorded in the fourth quarter of fiscal 1999, relate to a reorganization of the Company's Frontline publishing business, contemplated relocation of corporate headquarters to California and outsourcing of the Company's distribution function. Approximately $9.8 million relates to the planned severance of 135 employees, $7.1 million relates to impaired assets and $0.6 million relates to rent for the transition period. This reorganization was announced on March 19, 1999, and management expects to complete the reorganization by March 19, 2000.

     The charge for royalty advance write-off of $73.8 million during fiscal 1998 represents a change in estimate and accounting whereby royalty advances on products that were currently in development or on sale were expensed. In connection with this change, the Company prospectively expensed royalty advances in a manner comparable with internal software development costs, which are expensed to research and development as incurred.

     In connection with the acquisitions of SingleTrac in October 1997 and Reflections in December 1998, the Company incurred charges of $11.0 million and $5.0 million, respectively, for purchased research and development. In addition, the Company incurred a charge of $2.4 million and $1.7 million in fiscal 1998 and fiscal 1999, respectively, for a retention bonus for the SingleTrac employees, which was based on the achievement of certain performance goals.

     Merger costs consist of legal, accounting and other professional fees incurred by the Company for the canceled acquisition of MicroProse, Inc., during fiscal 1998.

     Amortization of goodwill increased approximately $1.8 million, or 111.4% in fiscal 1999, to $3.3 million from $1.6 million in fiscal 1998. This increase is attributable to the purchases of Reflections, Homesoft, Prism and Legend in fiscal 1999.

     Interest and other expenses increased approximately $1.6 million during fiscal 1999 to $5.3 million from $3.7 million in fiscal 1998. This increase was primarily attributable to the increase in interest costs associated with borrowings under the Revolving Credit Agreement (the "Credit Agreement").

     The Company's effective tax rate for fiscal 1999 was 36% compared to 30% in fiscal 1998. The increased rate is attributable to the lower proportion of nondeductible expenses, primarily purchased research and development and goodwill, in the current period.

     In February 1999, certain partnerships affiliated with General Atlantic purchased from the Company 0.6 million shares of the Company's Series A convertible preferred stock ("Preferred Stock") for an aggregate purchase price of $30.0 million. These shares of Preferred Stock accumulate dividends at 8.0% and are convertible into 6.0 million shares of the Company's common stock at a conversion price of $5 per share.

     Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the Consolidated Financial Statements of the Company reflect the planned disposal of OZM as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows, and have been reported through its planned date of disposition as "Loss from discontinued operations." As of March 31, 1999, OZM is accounted for as a discontinued operation and it is the Company's present intention to sell OZM, resulting in an anticipated loss from discontinued operations of $19.0 million. The loss from operations of OZM represents net expenses of $4.6 million on net revenues of $1.1 million. The loss on disposal of OZM includes a provision of $5.0 million for operating losses during the phase-out period, and is primarily attributable to the write-off of goodwill of approximately $18.3 million. There is no tax benefit recorded on the loss from discontinued operations as OZM has historically generated net losses.

  Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

     Net revenues for 1998 increased approximately $12.4 million, or 13.3%, to $105.8 million from $93.4 million in the comparable 1997 period. This growth in net revenues was primarily attributable to a 49% increase in publishing revenue which includes front-line, children's and leisure. Frontline net revenue increased $9.4 million, or 36% from $26.4 million to $35.9 million, as a result of the sales of Duke Nukem titles for the Playstation, N64 and the PC, Hexen for N64, OddWorld: Abe's Oddysee for the Playstation, Total Annihilation for the PC, East Meets West, and Quake N64, internationally. Leisure publishing's net revenue increased $4.1 million, or 103% as a result of continued strong sales of Deer Hunter and Wild Turkey Hunt for the PC. Children's net revenue increased $2.6 million or 120% as a result of newly released titles such as Freddi Fish 3:
The Case of the Stolen Conch Shell. The overall increase in net revenues was partially offset by the decrease in distribution net revenues to $57.1 million, or 54% of net revenues, in 1998 from $60.8 million, or 65% of net revenues, in the comparable 1997 period, as a result of Wal-Mart purchasing software directly from several publishers whose software was previously sold to Wal-Mart by the Company.

     Cost of goods sold primarily includes costs of purchased products. Cost of goods sold for 1998 decreased approximately $0.8 million, or 1.4%, to $57.1 million from $57.9 million in the comparable 1997 period. Cost of goods sold as a percentage of net revenues decreased to 54.0% in 1998 as compared to 62.0% in the comparable 1997 period. The decrease, as a percentage of net revenues, was primarily due to the Company's change in accounting with respect to royalty advances, resulting in the expensing of such advances to research and development as incurred, rather than recouping such advances based on sales. Additionally, the Company's overall sales mix of its Published Product, which generally have higher margins, increased to 46% of net revenues in 1998 compared to 35% in the comparable 1997 period. This decrease was partially offset by the higher sales of console titles, which generally have higher costs than PC titles. Console titles accounted for 45% of Published Product revenue in 1998 compared to 17% during the comparable 1997 period.

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

  Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

     Net revenues increased approximately $165.2 million, or 45.2%, to $530.7 million in 1997 from $365.5 million in 1996. Publishing's net revenues increased by $113.3 million from $152.4 million to $265.7 million or 74%. This growth in net revenues was primarily attributable to an increase in front-line net revenue of $100.9 from $120.5 million to $221.4 million or 84%. The release of newly published titles, both domestically and internationally, which included
OddWorld: Abe's Oddysee for the PlayStation, Duke Nukem 3D for N64 and the PlayStation, Hexen for N64 and the PlayStation and Total Annihilation for the PC. The international release of Doom II, Mortal Kombat Trilogy, San Francisco Rush, NBA Hangtime and Mace for N64, the domestic release of Shadow Warrior for the PC, Critical Depth for the PlayStation, Blood for the PC and Courier Crisis for the PlayStation, as well as the continuing strong sales of Duke Nukem 3D and Quake and an increase in royalty income (from licensing of certain of the Company's products in selected international markets) also contributed to the growth in net revenues. Children's net revenue increased $5.6 million from $11.1 million to $16.7 million or 50% primarily as a result of the release of Putt Putt(R) Travels Through Time(TM). Leisure's net revenue increased $6.8 million, from $20.8 million to $27.6 million or, 33% as a result of increased sales of Deer Hunter, Sportsmen's Paradise, and Duke 3D shareware. Distribution's net revenue increased $53.0 million from $213 million to 265 million, or 25%, as a result of increases in sales from its existing mass merchant shelf space and an increase in the number of mass merchant stores supplied and serviced by the Company contributed to the growth in net revenues. This increase was partially offset by the reduction in revenues resulting from Wal-Mart's decision in the second half of 1997 to purchase products directly from five publishers whose products had been previously distributed by the Company.

     Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold increased approximately $100.6 million, or 46.9%, to $315.1 million in 1997 from $214.6 million in 1996. Cost of goods sold as a percentage of net revenues increased to 59.4% in 1997 as compared to 58.7% in 1996. The increase of 0.7% was primarily due to the decline in the average wholesale price of the Company's value-priced products and an increase in the sales of N64 titles, which have lower margins. This increase was mostly offset by a shift in the Company's overall sales mix toward its published products which increased to an aggregate of approximately 50% of net revenue in 1997 compared to approximately 42% during 1996 and a change in product mix within the products distributed for third parties to higher margin products.

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

  Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995

     Net revenues for 1996 increased approximately $131.0 million, or 55.9%, to $365.5 million in 1996 from $234.5 million in the year ended December 31, 1995 ("1995"). Publishing's net revenue increased $70.0 million from $82.4 million to $152.4 million, or 85%. Frontline net revenue increased $61.5 million from $59.0 million to $120.5 million, or 104%. This growth in net revenues was primarily attributable to the introduction of newly published titles such as Duke Nukem 3D, Quake, Area 51, Final Doom for the PlayStation, Heretic: Shadow of the Serpent Rider, Bedlam, and "9" and, the continuing strong sales of Doom and Doom-related products and increased royalty income. Children's net revenue increased $3.0 million from $8.1 million to $11.1 million, or 37%. Leisure's net revenue increased $5.5 million from $15.3 million to $20.8 million, or 36%. Distribution's net revenue increased $60.4 million from $152.3 million to $212.7 million, or 40%. In the third quarter of 1995, Microsoft(R) Windows(R) 95 was introduced and distributed to certain retailers by the Company. This one time event added net revenues of approximately $15.2 million of distribution revenue. Without these sales, net revenues would have increased $45.8 million. Additionally, the expansion of the Company's value-priced line of software, an increase in the shelf space available from its existing mass merchant customers, an increase in the number of mass merchant stores supplied and serviced by the Company and an increase in sales from its existing mass merchant shelf space contributed to the growth in net revenues. The purchase of Slash by the Company effective June 23, 1995 and the increase in the distribution of third-party software also contributed to the growth in net revenues.

     Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold for 1996 increased approximately $75.9 million, or 54.8%, to $214.6 million in 1996 from $138.7 million in 1995. Cost of goods sold as a percentage of net revenues decreased to 58.7% in 1996 compared to 59.1% in 1995. This decrease was primarily due to a change in product mix toward the Company's higher margin published products, which increased to approximately 42% of net revenues in 1996 as compared to approximately 35% in 1995. Additionally, during the last half of 1995, the Company's sales of Microsoft(R) Windows(R) 95 contributed to the increase in cost of goods sold as a percentage of net revenues for that year as a result of that product's lower gross margin.

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

     Research and development expenses primarily include direct costs of developing and producing a title such as salaries and other related costs. These expenses in 1996 increased approximately $3.9 million, or 228.1%, to $5.6 million from $1.7 million in 1995. Research and development expenses as a percentage of net revenues increased to 1.5% in 1996 from 0.7% in 1995. This increase is primarily due to additional in-house development of Humongous titles.

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

     Operating income for 1996 increased from $32.3 million to $36.8 million, while operating margins decreased from 13.8% to 10.1%. Excluding merger costs, operating income and operating margins would have been approximately $40.5 million and 11.1% for 1996.

     Interest and other income, net, increased $3.2 million for 1996 as compared to 1995. This is primarily attributable to greater short-term investments and cash balances.

     The Company's provision for income taxes for 1996 includes the reversal of a valuation allowance relating to a net operating loss carry-forward of one of the Acquired Companies. Additionally, had the Company been a C corporation for the entire year ended December 31, 1995, the Company's provision for income taxes would have been $15.1 million and 6.4% of net revenues for the period.

     Net income for 1996 increased $2.5 million, or 11%, from $22.6 million to $25.1 million. Excluding merger costs, net income and net income as a percentage of net sales would have been $27.3 million and 7.5% for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company's working capital was $144.4 million compared to $70.0 million at March 31, 1998. Cash and cash equivalents were $13.4 million at March 31, 1999 compared to $17.2 million at March 31, 1998.

     The primary source of cash during the twelve months ended March 31, 1999 was cash provided by financing activities of $101.1 million. These externally generated funds and the existing cash balance at March 31, 1998 of $17.2 million were primarily used to fund receivables of $49.8 million, inventories of $33.8 million, income taxes receivable of $8.7 million and the purchase of property and equipment of $22.6 million. The increase in the receivable balance at March 31, 1999 reflects overall higher sales volume during the three months ended March 31, 1999 and a larger proportion of those sales occurring late in the quarter as compared to the three months ended March 31, 1998. The increase in the inventory balance as of March 31, 1999, as compared to March 31, 1998, is primarily attributable to the mix of higher cost products including Windows '98 Upgrade and Flight Simulator and a greater proportion of PlayStation product, which also carries a higher cost. The increase in income taxes receivable is due to a net loss for the twelve months ended March 31, 1999, as a result of the loss on disposal of OZM of $19.0 million and from restructuring charges of $17.5 million related to a reorganization of the Company's front-line publishing business, planned relocation of corporate headquarters to California and outsourcing of the Company's distribution function. The increase in accounts payable is attributable to the increase of inventory. The increase in accrued liabilities is due to restructuring charges scheduled to be paid out beginning in the quarter ended September 30, 1999 . The increase in property and equipment is primarily due to additional investments in computer hardware and software to support the Company's growth.

     The Company does not currently have any material commitments with respect to any capital expenditures.

     On January 21, 1997, the Company entered, with certain banks, into a revolving Credit Agreement (as amended, the "Old Credit Agreement") expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated. Simultaneously, on September 11, 1998, the Company entered, with First Union National Bank, as agent for a syndicate of banks, into a new revolving Credit Agreement (the "New Credit Agreement") expiring on September 11, 2001. Under the New Credit Agreement, the Company can borrow up to $125 million (the "Line"). At March 31, 1999, the Company had outstanding debt of approximately $98.8 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $2.8 million.

     On June 29, 1999, the Company and the Banks amended the New Credit Agreement to increase the Company's borrowing base by an additional $20 million until March 31, 2000 and to remove certain financial covenants under the New Credit Agreement. The Company anticipates that under the New Credit Agreement, as amended, substantially all of the Line should be available to the Company through March 31, 2000. Under the New Credit Agreement, as amended, the borrowings bear interest at either the bank's reference rate (which is generally equivalent to the published prime rate) plus 2.5% or the LIBOR rate plus 4% and the Company pays, on the unused portion of the Line, a commitment fee that is based on certain ratios, which is currently 0.50%. The amended New Credit Agreement also requires maintenance of certain EBITDA levels and limits on capital expenditure amounts. To induce the Banks to amend the New Credit Agreement, the Company is paying the Banks an amendment fee of 1.75% on the existing Line, as well as certain arrangement fees and annual agent fees. As an additional inducement, the Company agreed to issue the Banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 750,000 shares of the Company's Common Stock with varying vesting schedules for exercisability. Of these, warrants to purchase 275,000 shares of Common Stock are immediately exercisable and warrants to purchase the remaining 475,000 shares of Common Stock will become exercisable only upon the occurrence of certain events.

     At June 28, 1999, the Company had outstanding debt of approximately $106.5 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $4.8 million.

     On February 24, 1999, certain partnerships affiliated with General Atlantic purchased from the Company 0.6 million shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $30.0 million. These shares of Preferred Stock are convertible into 6.0 million shares of the Company's common stock at a conversion price of $5 per share.

     As a further condition to the Banks' agreement to amend the New Credit Agreement, on June 29, 1999, the Company received Commitments from General Atlantic and certain members of the Cayre family (together with General Atlantic, the "Junior Debtholders") to loan to the Company an aggregate of $30.0 million (the "Junior Debt"). Certain members of the Cayre family and affiliates of General Atlantic own, in the aggregate, a significant percentage of the Company's Common Stock. The Junior Debt will be made available to the Company on or before July 30, 1999. Of the $30.0 million which the Junior Debtholders are obligated to loan the Company, $20.0 million will be funded by General Atlantic and $10.0 million will be funded by the Cayre family. The Junior Debt will be evidenced by promissory notes (the "Notes") from the Company to the Junior Debtholders. The Company will use the borrowings under the Notes to prepay a portion of the Line, which may be reborrowed.

     To induce General Atlantic to enter into the Commitments, the Company will also amend the terms of the Certificate of Designation designating its Series A Convertible Preferred Stock to provide that in the event of a change of control, the holders of the Preferred Stock will receive, before any payment or distribution is made on any other equity securities of the Company, an amount equal to the liquidation preference set forth in the Certificate of Designation plus all accrued and unpaid dividends thereon to the date fixed for such change of control. Further, the Company will issue to General Atlantic warrants (the "Commitment Warrants") to purchase, at an exercise price equal to $0.01 per share, an aggregate of 500,000 shares (subject to anti-dilution adjustments) of the Company's Common Stock. The Cayre family has granted to General Atlantic an option to purchase a total of 1,500,000 shares of Common Stock owned by them. One-third of the Commitment Warrants will be credited against this option. Concurrently with the issuance of the Commitment Warrants, the Company will amend the Registration Rights Agreement, dated February 23, 1999 (the "Registration Rights Agreement"), between the Company and General Atlantic, to extend those registration rights to the shares of Common Stock issuable upon exercise of the Commitment Warrants and any additional warrants issued to General Atlantic, as described below.

     The Notes will mature on July 30, 2000 (the "Maturity Date") and will bear cumulative interest, compounding quarterly, at the rate of 9% per year until January 1, 2000, on which date the rate will increase to 12% per year. All accrued and unpaid interest will be due and payable in cash on the earlier of
(i) the Maturity Date and (ii) the first business day after the Line has been repaid in full. In the event of a change in control of the Company, the Company is required to prepay the aggregate unpaid principal amount of the Notes plus all accrued and unpaid interest thereon. After the Line has been repaid in full, the Company may prepay the Notes in whole or in part. The Notes, including all unpaid principal of and interest thereunder, will be subordinate and junior in right of payment to all amounts owed under the New Credit Agreement, as amended.

     If the Company borrows any amounts under the Commitments, then concurrently with the issuance of the Notes, the Company will issue to the General Atlantic warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 1,500,000 shares of the Company's Common Stock. In addition, under certain circumstances, the Company may be obligated to issue additional warrants to the Junior Debtholders.

     The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its growing publishing businesses and corporate plan of reorganization.

     The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations and cash available through the New Credit Agreement and the Commitments, will be sufficient to fund the Company's anticipated operations until June 30, 2000.

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

     The Company's review of its Year 2000 compliance issues encompasses three principal areas: critical information systems (including information technology) ("IT"), such as financial and order entry systems, and non-information technology ("Non-IT") systems, such as facilities); third party customers, vendors and others with whom the Company does business; and the Company's products.

     The Company has conducted a comprehensive review of its critical information systems, created a plan for reviewing its products for Year 2000 compliance and begun implementing that plan. A plan has also been developed, and is now being implemented, to remedy any deficiencies in the Company's critical information systems. The Company is resolving Year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software or affected non-IT systems with Year 2000 compliant applications or systems. Presently, the Company is in the process of testing the enhancements to its critical information systems and is developing and implementing a plan to identify time sensitive components in its products currently under development. In addition, the Company is in the process of asking vendors and other third parties with whom the Company has relevant relationships to certify that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. The Company expects to complete its programs for Year 2000 compliance with respect to critical information systems and vendor and other third parties by September 30, 1999 and intends to complete such process with respect to its products in advance of January 1, 2000.

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

     The Company has budgeted $0.8 million for the cost of upgrading, replacing, testing and implementing its Year 2000 compliance, and has currently spent approximately $0.45 million to date. Additionally, the Company has not yet established a contingency plan and will continue to evaluate whether one is necessary, depending upon its progress in implementing its Year 2000 compliance measures as set forth above.

     The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. Actual results may differ materially from these estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that it has any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item.

ITEM 8.  INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, and notes thereto, and the Financial Statement Schedule of the Company, are presented on pages F-1 through F-28 hereof as set forth below:

                                                                 PAGE
                                                              -----------
GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
  Report of Independent Public Accountants..................      F-1
  Consolidated Balance Sheets as of March 31, 1998 and
     1999...................................................      F-2
  Consolidated Statements of Operations for the Years Ended
     December 31, 1996 and 1997, the Three Months Ended
     March 31, 1998 and the Year Ended March 31, 1999.......      F-3
  Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 1996 and 1997, the Three
     Months Ended March 31, 1998 and the Year Ended March
     31, 1999...............................................      F-4
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1997, the Three Months Ended
     March 31, 1998 and the Year Ended March 31, 1999.......      F-5
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1996 and 1997, the Three
     Months Ended March 31, 1998 and the Year Ended March
     31, 1999...............................................      F-6
  Notes to the Consolidated Financial Statements............  F-7 to F-27
FINANCIAL STATEMENT SCHEDULE
  For the Years Ended December 31, 1996 and 1997, the Three
     Months Ended March 31, 1998 and the Year Ended March
     31, 1999
  Schedule II -- Valuation and Qualifying Accounts..........     F-28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's fiscal year ended March 31, 1999, the three month transition period ended March 31, 1998 and the previous two fiscal years, there have been no changes in the independent accountants nor disagreements with such accountants as to accounting and financial disclosures of the type required to be disclosed in this Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

     See Item 8 hereof.

(a)(3) Exhibits

EXHIBIT
  NO.                                     DESCRIPTION
-------                                   -----------
 2.1        (1)   Agreement and Plan of Reorganization by and among the
                  Company, GT Acquisition Sub, Inc., WizardWorks Group, Inc.
                  and the Stockholders of WizardWorks Group, Inc., dated June
                  24, 1996.
 2.2        (1)   Escrow Agreement by and among the Company, Paul D. Rinde, as the Stockholder Representative of WizardWorks Group, Inc.,
                  and Republic National Bank of New York, as Escrow Agent,
                  dated June 24, 1996.
 3.1       (10)   Amended and Restated Certificate of Incorporation, as
                  amended.
 3.2       (10)   Amended and Restated By-laws, as amended.
 4.1        (4)   Specimen form of stock certificate for Common Stock.
 4.2       (12)   Certificate of the Powers, Designations, Preferences and
                  Rights of the Series A Convertible Preferred Stock.
10.1        (3)   The 1995 Stock Incentive Plan (as amended on October 31,
                  1996).
10.2        (4)   Services Agreement between the Company and GoodTimes Home
                  Video Corp., dated as of January 1, 1995.
10.3        (4)   4.5% Subordinated Secured Promissory Note, due February 28,
                  1996.
10.4        (4)   Employment Agreement, dated December 10, 1995, between the
                  Company and Ronald Chaimowitz.
10.5        (4)   Employment Agreement, dated June 22, 1995, between the
                  Company and Charles F. Bond.
10.6        (4)   Non-Competition Agreement, dated June 22, 1995, between the
                  Company and Charles F. Bond.
10.7        (4)   Employment Agreement, dated January 1, 1995, between the
                  Company and Harry M. Rubin.
10.8        (4)   Employment Agreement, dated December 30, 1994, between the
                  Company and Harry Steck.
10.9        (4)   Employment Agreement, dated July 1, 1995, between the
                  Company and Chris Garske.
10.10       (4)   GTIS Master Option and License Agreement between the Company and the Midway Entertainment Group, dated December 28, 1994, and the Amendment to such agreement, dated March 31, 1995.
10.11       (4)   GTIS Master Option and License Agreement (Home Video Games)
                  between the Company and the Midway Entertainment Group,
                  dated March 31, 1995.
10.12       (4)   Agreement between the Company and SOFTBANK Corporation,
                  dated October 9, 1995.
10.13       (4)   Agreement between the Company and Roadshow PTY LTD, dated
                  October 3, 1995.
10.14       (4)   Agreement and Plan of Reorganization by and between Charles
                  F. Bond, Slash Corporation and the Company, dated June 22,
                  1995.
10.15       (4)   Lease Agreements between the Company and 16 East 40th
                  Associates.
10.16       (4)   Sub-lease Agreement between the Company and Michael Stevens
                  Ltd., dated February 22, 1995.
10.17       (4)   Lease Agreement between GT Interactive Software (Europe)
                  Limited and Marylebone 248 Realty LLC, dated May 2, 1995.
10.18       (4)   Stockholders' Agreement by and among Joseph J. Cayre,
                  Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts
                  listed on Schedule I attached thereto and the Company.

EXHIBIT
  NO.                                     DESCRIPTION
-------                                   -----------
10.19       (4)   Registration Rights Agreement by and among Joseph J. Cayre,
                  Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts
                  listed on Schedule I attached thereto and the Company.
10.20       (4)   Agreement by and between the Company and REPS.
10.21       (5)   Second Amendment to GTIS Master Option and License Agreement
                  between the Company and Midway Entertainment Group, dated
                  March 27, 1996.
10.22       (5)   Amendment to GTIS Master Option and License Agreement (Home
                  Video Games) between the Company and Midway Entertainment
                  Group, dated March 27, 1996.
10.23       (5)   Master Option and License Agreement for Atari PC Games
                  between the Company and WMS Industries Inc., dated March 27,
                  1996.
10.24       (5)   Master Option and License Agreement for Atari Home Video
                  Games between the Company and WMS Industries Inc., dated
                  March 27, 1996.
10.25       (5)   Employment Agreement, dated April 19, 1996, between the
                  Company and Andrew Gregor.
10.26       (3)   6.15% Promissory Note, due August 31, 1998, of Andrew
                  Gregor.
10.27       (3)   6.15% Promissory Note, due August 31, 1998, of Chris Garske.
10.28       (6)   Lease Agreement between the Company and Plymouth 2200, LLP, dated September 6, 1996.
10.29       (7)   Agreement of Lease, dated as of December 12, 1996, by and
                  between the Company and F.S. Realty Corp.
10.30       (7)   Amendment to Stockholders Agreement, dated as of December
                  18, 1995, by and among Joseph J. Cayre, Kenneth Cayre,
                  Stanley Cayre, Jack J. Cayre, the trusts parties thereto and the Company.
10.31       (7)   Credit Agreement, dated as of January 21, 1997, by and among the Company, the banks parties thereto and Republic National
                  Bank of New York, as Agent.
10.32       (8)   Amendment, dated as of June 30, 1997, to the Credit
                  Agreement, dated as of January 21, 1997 by and among the
                  Company, the banks parties thereto and Republic National
                  Bank of New York, as Agent.
10.33       (8)   Employment Agreement, dated May 15, 1997, between the
                  Company and David I. Chemerow.
10.34       (8)   The 1997 Stock Incentive Plan.
10.35       (9)   Employment Agreement, dated October 15, 1997, between the
                  Company and Michael A. Ryder.
10.36       (9)   Amended and Restated 6.15% Promissory Note, due August 31,
                  2000, of Andrew Gregor.
10.37      (10)   Amendment, dated as of July 9, 1998, to the Credit
                  Agreement, dated as of January 21, 1997, by and among the
                  Company, the banks parties thereto and Republic National
                  Bank of New York, as Agent.
10.38      (10)   Employment Agreement, dated April 28, 1998, between the
                  Company and David I. Chemerow.
10.39      (10)   Employment Agreement, dated April 28, 1998, between the
                  Company and Harry M. Rubin.
10.40      (10)   Employment Agreement, dated April 28, 1998, between the
                  Company and Ronald Chaimowitz.
10.41      (10)   The 1997 Stock Incentive Plan (as amended on June 17, 1998).
10.42      (10)   The 1998 Employee Stock Purchase Plan.
10.43      (11)   Employment Agreement, dated July 1, 1998, between the
                  Company and Charles F. Bond.
10.44      (11)   Employment Agreement, dated August 18, 1998, between the
                  Company and Jack J. Cayre.

EXHIBIT
  NO.                                     DESCRIPTION
-------                                   -----------
10.45      (11)   Credit Agreement, dated as of September 11, 1998, by and
                  among the Company, the Lenders thereto, NationsBanc
                  Montgomery Securities, LLC, as Syndication Agent, Fleet
                  Bank, N.A., as Documentation Agent, and First Union National
                  Bank, as Administrative Agent.
10.46      (11)   Security Agreement, dated as of September 11, 998, by and
                  between the Company and First Union National Bank, as
                  Administrative Agent.
10.47      (11)   Pledge Agreement, dated as of September 11, 1998, by the
                  Company in favor of First Union National Bank, as
                  Administrative Agent.
10.48      (13)   Stock Purchase Agreement, dated February 8, 1999, among the
                  Company, General Atlantic Partners 54, L.P. and GAP
                  Coinvestment Partners II, L.P.
10.49      (13)   Employment Agreement between the Company and Thomas Heymann.
10.50             Warehouse Services Contract, dated March 2, 1999, by and
                  between the Company and Arnold Transportation Services, Inc.
                  t/d/b/a Arnold Logistics.
10.51             Letter Agreement, dated March 12, 1999, between the Company and Andrew Gregor.
10.52             Agreement, dated February 19, 1999, between the Company and
                  Ronald Chaimowitz.
10.53             Employment Agreement, dated April 2, 1999, between the
                  Company and John T. Baker IV.
10.54             Amendment, dated May 5, 1999, to the Employment Agreement, dated May 15, 1997, as previously amended April 28, 1999,
                  between the Company and David Chemerow.
21.1              The Company's Subsidiaries.
22.1       (12)   Information Statement on Schedule 14C with respect to
                  stockholder action taken on January 8, 1999.
23.1              Consent of Arthur Andersen LLP.
27.1              Financial Data Schedule for the year ended March 31, 1999.

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

 (9) Incorporated herein by reference to an exhibit filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.

(10) Incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(11) Incorporated herein by reference to an exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(12) Incorporated herein by reference to the Company's Information Statement on
     Schedule 14C filed on March 1, 1999.

(13) Incorporated herein by reference to an exhibit filed as part of the Company's Current Report on 8-K filed on March 2, 1999.

(c) Reports on Form 8-K

     During the fourth quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K, dated February 23, 1999, to announce the Company's issuance to certain affiliates of General Atlantic Partners, LLC, a Delaware limited liability company, of 600,000 shares of its Series A Convertible Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $30 million.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GT Interactive Software Corp.

                                          By:     /s/ THOMAS A. HEYMANN
                                            ------------------------------------
                                            Name: Thomas A. Heymann
                                            Title:  Chairman of the Board of
                                                    Directors and Chief
                                                    Executive Officer
                                              Date:   June 29, 1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE(S)                    DATE
                     ---------                                    --------                    ----

                /s/ JOSEPH J. CAYRE                  Chairman Emeritus of the Board of    June 29, 1999
---------------------------------------------------  Directors
                  Joseph J. Cayre

                 /s/ WALTER PARKS                    Senior Vice President, Finance and   June 29, 1999
---------------------------------------------------  Administration, and Chief Financial
                   Walter Parks                      Officer (Principal Financial and
                                                     Accounting Officer)

               /s/ THOMAS A. HEYMANN                 Chairman of the Board of Directors   June 29, 1999
---------------------------------------------------  and Chief Executive Officer
                 Thomas A. Heymann

                 /s/ JACK J. CAYRE                   Executive Vice President, Director   June 29, 1999
---------------------------------------------------
                   Jack J. Cayre

                 /s/ STANLEY CAYRE                   Director                             June 29, 1999
---------------------------------------------------
                   Stanley Cayre

               /s/ STEVEN A. DENNING                 Director                             June 29, 1999
---------------------------------------------------
                 Steven A. Denning

                /s/ WILLIAM E. FORD                  Director                             June 29, 1999
---------------------------------------------------
                  William E. Ford

                /s/ JORDAN A. LEVY                   Director                             June 29, 1999
---------------------------------------------------
                  Jordan A. Levy

                /s/ ALVIN N. TELLER                  Director                             June 29, 1999
---------------------------------------------------
                  Alvin N. Teller

               /s/ PHILLIP J. RIESE                  Director                             June 29, 1999
---------------------------------------------------
                 Phillip J. Riese

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
GT Interactive Software Corp. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of GT Interactive Software Corp. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997, for the three months ended March 31, 1998 and for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GT Interactive Software Corp. and subsidiaries as of March 31, 1998 and 1999 and the results of their operations and cash flows for each of the two years in the period ended December 31, 1997, for the three months ended March 31, 1998 and for the year ending March 31, 1999, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements and supplementary data is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

NEW YORK, NEW YORK
JUNE 29, 1999

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,224    $ 13,407
  Short-term investments....................................       105         105
  Receivables, net..........................................   134,815     185,042
  Inventories, net..........................................    98,469     131,889
  Royalty advances..........................................    10,009       9,195
  Deferred income taxes.....................................    16,140      36,142
  Income taxes receivable...................................    10,684       1,973
  Prepaid expenses and other current assets.................     7,954      12,947
                                                              --------    --------
     Total current assets...................................   295,400     390,700
Property and equipment, net.................................    29,049      36,808
Investments, at cost........................................    10,089       7,412
Goodwill, net of accumulated amortization of $3,591 and
  $5,078, respectively......................................    28,043      34,194
Deferred income taxes.......................................        --      12,664
Other assets................................................     3,290       5,837
                                                              --------    --------
          Total assets......................................  $365,871    $487,615
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $103,062    $152,556
  Accrued liabilities.......................................    49,414      84,205
  Revolving credit facility.................................    28,000          --
  Royalties payable.........................................    40,395      18,515
  Deferred income...........................................       156         173
  Income taxes payable......................................     3,449       2,569
  Current portion of long-term liabilities..................         5           4
  Due to related party......................................       925         908
                                                              --------    --------
     Total current liabilities..............................   225,406     258,930
Long-term debt..............................................        --      98,750
Other long-term liabilities.................................     1,576       2,802
                                                              --------    --------
          Total liabilities.................................   226,982     360,482
                                                              --------    --------
Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, $0.01 par, 5,000,000
  shares authorized, 600,000 shares issued and outstanding,
  stated at liquidation preference of $50.00 per share......        --      30,000
Common stock, $0.01 par, 150,000,000 shares authorized,
  67,991,926 and 72,775,868 shares issued and outstanding,
  respectively..............................................       680         727
Additional paid-in capital..................................   131,382     161,073
Retained earnings (deficit).................................     7,577     (63,250)
Cumulative translation adjustment...........................      (750)     (1,417)
                                                              --------    --------
          Total stockholders' equity........................   138,889     127,133
                                                              --------    --------
          Total liabilities and stockholders' equity........  $365,871    $487,615
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              YEARS ENDED DECEMBER 31,     THREE MONTHS     YEAR ENDED
                                              ------------------------        ENDED         MARCH 31,
                                                 1996          1997       MARCH 31, 1998       1999
                                              ----------    ----------    --------------    ----------
Net revenues................................   $365,490      $530,677        $105,767        $572,342
Cost of goods sold..........................    214,580       315,134          57,092         329,959
Selling and distribution expenses ($3,407,
  $5,194, $1,434 and $4,233 to a related
  party for the periods presented,
  respectively).............................     72,517        98,689          24,467         147,499
General and administrative expenses ($1,060,
  $987, $106 and $947 to a related party for
  the periods presented, respectively)......     31,157        45,561          10,655          66,616
Research and development....................      5,633        13,824          10,866          76,870
Royalty advance write-off...................         --        73,821              --              --
Restructuring charges.......................         --            --              --          17,479
Purchased research and development..........         --        11,008              --           5,000
SingleTrac retention bonus..................         --         2,400              --           1,680
Merger and other costs......................      3,718         1,050              --              --
Amortization of goodwill....................      1,092         1,295             636           3,349
                                               --------      --------        --------        --------
  Operating income (loss)...................     36,793       (32,105)          2,051         (76,110)
Interest and other income (expense), net....      3,974        (2,075)         (1,389)         (5,315)
                                               --------      --------        --------        --------
  Income (loss) before provision for
     (benefit from) income taxes............     40,767       (34,180)            662         (81,425)
Provision for (benefit from) income taxes...     15,628        (9,157)            304         (29,628)
                                               --------      --------        --------        --------
  Net income (loss) from continuing
     operations.............................     25,139       (25,023)            358         (51,797)
Discontinued operations:
  Loss from operations of OZM...............         --            --              --          (3,531)
  Loss on disposal of OZM...................         --            --              --         (15,510)
                                               --------      --------        --------        --------
  Loss from discontinued operations.........         --            --              --         (19,041)
                                               --------      --------        --------        --------
     Net income (loss) before dividends on
       preferred stock......................     25,139       (25,023)            358         (70,838)
                                               --------      --------        --------        --------
Less dividends on preferred stock...........         --            --              --             226
                                               --------      --------        --------        --------
     Net income (loss) attributable to
       common stockholders..................   $ 25,139      $(25,023)       $    358        $(71,064)
                                               ========      ========        ========        ========
Basic net income (loss) per share from
  continuing operations.....................   $   0.38      $  (0.37)       $   0.01        $  (0.75)
Basic net loss per share from discontinued
  operations................................         --            --              --           (0.27)
                                               --------      --------        --------        --------
Basic net income (loss) per share...........   $   0.38      $  (0.37)       $   0.01        $  (1.02)
                                               ========      ========        ========        ========
  Weighted average shares outstanding.......     66,391        66,982          67,938          69,654
                                               ========      ========        ========        ========
Diluted net income (loss) per share from
  continuing operations.....................   $   0.37      $  (0.37)       $   0.01        $  (0.75)
Diluted net loss per share from discontinued
  operations................................         --            --              --           (0.27)
                                               --------      --------        --------        --------
Diluted net income (loss) per share.........   $   0.37      $  (0.37)       $   0.01        $  (1.02)
                                               ========      ========        ========        ========
  Weighted average shares outstanding.......     68,313        66,982          68,384          69,654
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                        YEARS ENDED
                                                        DECEMBER 31,        THREE MONTHS    YEAR ENDED
                                                    --------------------       ENDED        MARCH 31,
                                                      1996       1997      MARCH 31, 1998      1999
                                                    --------   ---------   --------------   ----------
Net income (loss) before dividends on preferred
  stock...........................................  $ 25,139   $ (25,023)      $  358        $(70,838)
Other comprehensive income (loss):
  Foreign currency translation adjustments........       841      (2,732)       1,169            (667)
  Unrealized holding gain (loss) on securities....      (186)       (199)          --              11
                                                    --------   ---------       ------        --------
Comprehensive income (loss).......................  $ 25,794   $ (27,954)      $1,527        $(71,494)
                                                    ========   =========       ======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         YEARS ENDED
                                                        DECEMBER 31,        THREE MONTHS    YEAR ENDED
                                                     -------------------       ENDED        MARCH 31,
                                                       1996       1997     MARCH 31, 1998      1999
                                                     --------   --------   --------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................  $ 25,139   $(25,023)     $    358       $(70,838)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization....................     3,202      7,434         2,511         14,606
  Write-off of investment..........................        --         --            --          2,676
  Purchased research and development...............        --     11,008            --          5,000
  Royalty advance write-off........................        --     73,821            --             --
  Deferred income taxes............................    (1,269)    (1,010)        1,010        (32,666)
  Deferred income..................................    (3,754)    (1,690)          187             21
  Write-off of assets in connection with
     restructuring charges.........................        --         --            --          7,362
  Loss from discontinued operations................        --         --            --         19,041
  Changes in operating assets and liabilities:
  Receivables, net.................................    (8,880)  (118,508)       81,091        (49,785)
  Inventories, net.................................   (10,481)   (32,084)       (5,418)       (33,772)
  Royalty advances.................................   (33,293)   (20,505)        5,870            814
  Due to related party, net........................      (354)      (349)          581            (17)
  Prepaid expenses and other current assets........    (1,316)     2,206        (3,409)        (5,884)
  Accounts payable.................................    16,480     38,607       (45,240)        46,254
  Accrued liabilities..............................     7,507      9,108       (17,472)        31,440
  Royalties payable................................     6,720     14,054        (7,037)       (21,907)
  Income taxes payable.............................     6,382     (3,804)       (2,423)        (1,133)
  Income taxes receivable..........................        --    (15,171)        4,487          8,711
  Long-term liabilities............................       901     (8,186)         (666)         1,220
  Other............................................    (1,907)       522        (2,043)        (2,226)
                                                     --------   --------      --------       --------
       Net cash provided by (used in) operating
          activities...............................     5,077    (69,570)       12,387        (81,083)
                                                     --------   --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments.........................    (9,829)      (259)           --             --
  Purchases of property and equipment..............    (5,703)   (18,269)       (7,641)       (22,607)
  Purchases of short-term investments, net.........     4,908      4,613            --             --
  Acquisitions, net of cash acquired of
     approximately $7, $135, $0 and $1,678,
     respectively..................................    (6,297)    (5,833)           --         (2,701)
                                                     --------   --------      --------       --------
       Net cash used in investing activities.......   (16,921)   (19,748)       (7,641)       (25,308)
                                                     --------   --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under revolving credit
     facility, net.................................        --     54,600       (26,600)        70,750
  Repurchase of warrants...........................    (1,935)        --            --             --
  Proceeds from exercise of warrants...............        --      2,102            --             --
  Proceeds from exercise of stock options..........       636        786           114            376
  Issuance of common stock.........................       100         --            --             --
  Issuance of preferred stock......................        --         --            --         30,000
                                                     --------   --------      --------       --------
       Net cash provided by (used in) financing
          activities...............................    (1,199)    57,488       (26,486)       101,126
Effect of exchange rates on cash and cash
  equivalents......................................       841       (429)         (644)         1,448
                                                     --------   --------      --------       --------
Net decrease in cash and cash equivalents..........   (12,202)   (32,259)      (22,384)        (3,817)
Cash and cash equivalents -- beginning of fiscal
  year.............................................    84,069     71,867        39,608         17,224
                                                     --------   --------      --------       --------
Cash and cash equivalents -- end of fiscal year....  $ 71,867   $ 39,608      $ 17,224       $ 13,407
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      SERIES A
                                     CONVERTIBLE            ADDITIONAL   RETAINED    CUMULATIVE
                                      PREFERRED    COMMON    PAID-IN     EARNINGS    TRANSLATION
                                        STOCK      STOCK     CAPITAL     (DEFICIT)   ADJUSTMENT     TOTAL
                                     -----------   ------   ----------   ---------   -----------   --------
Balance, December 31, 1995.........    $    --      $661     $117,919    $  7,488      $   (28)    $126,040
Exercise of stock options..........         --         2          634          --           --          636
Tax benefit relating to exercise of
  stock options....................         --        --        1,503          --           --        1,503
Issuance of stock..................         --         1           99          --           --          100
Repurchase of warrants.............         --        --       (1,935)         --           --       (1,935)
Net income.........................         --        --           --      25,139           --       25,139
Currency translation adjustment....         --        --           --          --          841          841
Unrealized loss on securities......         --        --           --        (186)          --         (186)
                                       -------      ----     --------    --------      -------     --------
Balance, December 31, 1996.........         --       664      118,220      32,441          813      152,138
Issuance of stock in connection
  with the acquisition of
  SingleTrac.......................         --         7        7,162          --           --        7,169
Exercise of warrants...............         --         5        2,097          --           --        2,102
Exercise of stock options..........         --         3          783          --           --          786
Net loss...........................         --        --           --     (25,023)          --      (25,023)
Currency translation adjustment....         --        --           --          --       (2,732)      (2,732)
Unrealized loss on securities......         --        --           --        (199)          --         (199)
                                       -------      ----     --------    --------      -------     --------
Balance, December 31, 1997.........         --       679      128,262       7,219       (1,919)     134,241
Issuance of stock options in
  connection with the acquisition
  of SingleTrac....................         --        --        3,007          --           --        3,007
Exercise of stock options..........         --         1          113          --           --          114
Net income.........................         --        --           --         358           --          358
Currency translation adjustment....         --        --           --          --        1,169        1,169
                                       -------      ----     --------    --------      -------     --------
Balance, March 31, 1998............         --       680      131,382       7,577         (750)     138,889
Issuance of preferred stock........     30,000        --           --          --           --       30,000
Issuance of stock options in
  connection with acquisitions.....         --        --        1,356          --           --        1,356
Issuance of stock in connection
  with acquisitions................         --        46       27,961          --           --       28,007
Exercise of stock options..........         --         1          374          --           --          375
Net loss...........................         --        --           --     (70,838)          --      (70,838)
Currency translation adjustment....         --        --           --          --         (667)        (667)
Unrealized gain on securities......         --        --           --          11           --           11
                                       -------      ----     --------    --------      -------     --------
Balance, March 31, 1999............    $30,000      $727     $161,073    $(63,250)     $(1,417)    $127,133
                                       =======      ====     ========    ========      =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     GT Interactive Software Corp., a Delaware corporation (the "Company" or "GTIS"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and Nintendo 64. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations. The Company was incorporated in September 1992 and commenced operations in February 1993.

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

  Royalty Advances

     During the fourth quarter of 1997, the convergence of marketplace forces led the Company to reconsider its royalty advance evaluation process. Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity had made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company expensed royalty advances of $73,821 on products that were in development or on sale as of December 31, 1997. The Company has, effective January 1, 1998, changed its accounting for future royalty advances, treating such costs as research and development expenses, which are expensed as incurred. These changes created symmetry in accounting for both internally and externally developed products. Multi-year output advances are expensed over the development periods, in accordance with generally accepted accounting principles.

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

  Valuation of Long-Lived Assets

     Long-lived assets such as investments, property, plant and equipment and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

  Research and Development Costs

     Research and development costs related to the designing, developing and testing of new software products are charged to expense as incurred. Effective January 1, 1998, research and development costs also include payments for royalty advances to third party developers on products that are currently in development.

  Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1996 and 1997, for the three months ended March 31, 1998 and the year ended March 31, 1999 amounted to $23,987, $32,034, $7,889 and $49,107, respectively.

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
  Net Income (Loss) Per Share

     Basic earnings per share ("EPS") is computed as net earnings after preferred dividends divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The Series A Convertible preferred stock and all shares issuable under stock based compensation plans would be anti-dilutive and therefore have not been considered in the diluted EPS calculation in fiscal 1999.

  Discontinued Operations

     Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of the Company reflect the planned disposal of OZM as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows, and have been reported through the planned date of disposition as "Loss from discontinued operations."

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 2 -- ACQUISITIONS -- (CONTINUED)
     In January 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop Direct Limited, for approximately $400 in cash. This transaction was accounted for as a purchase.

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

     In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 2.3 million newly issued shares of the Company's common stock and approximately 0.6 million stock options to purchase the Company's common stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. This resulted in an anticipated loss from discontinued operations of $19.0 million which includes a provision of $5.0 million for operating losses during the phase-out period. OZM is valued at anticipated sales proceeds less losses to be incurred through the date of sale. The net assets of OZM of $1.0 million are included in prepaid expenses and other current assets.

     In December 1998, the Company acquired Reflections Interactive Limited ("Reflections"), a developer of interactive entertainment software for computer games, in exchange for approximately 2.3 million newly issued shares of the Company's common stock. Total consideration, including acquisition costs, was approximately $13.5 million. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process R&D and goodwill. Accordingly, $5.0 million of acquisition cost was expensed in the quarter ended December 31, 1998. Additionally, the Company acquired Prism Leisure Tontragervertriebs GmbH ("Prism"), a distributor of value-priced software based in Germany, for nominal consideration. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired and goodwill.

     In December 1998, the Company formed GT Interactive European Holdings B.V., a European holding company, which acquired all of the outstanding capital stock of Home Software Benelux B.V. ("Homesoft"), a distributor of entertainment software, for approximately $1.0 million in cash. The acquisition was accounted for as a purchase.

     In December 1998, the Company purchased the assets of Legend Entertainment Company ("Legend"), a developer of entertainment software. Total consideration, including acquisition costs, was approximately $2.0 million. The purchase price was allocated to goodwill.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3 -- RECEIVABLES, NET

     Receivables consist of the following:

                                                              MARCH 31,
                                                         --------------------
                                                           1998        1999
                                                         --------    --------
Trade accounts receivable..............................  $137,978    $195,738
Royalties receivable...................................        89          17
                                                         --------    --------
                                                          138,067     195,755
Less: allowance for doubtful accounts..................     3,252      10,713
                                                         --------    --------
                                                         $134,815    $185,042
                                                         ========    ========

NOTE 4 -- INVENTORIES, NET

     Inventories consist of the following:

                                                               MARCH 31,
                                                          -------------------
                                                           1998        1999
                                                          -------    --------
Finished goods..........................................  $94,220    $127,695
Raw materials...........................................    4,249       4,194
                                                          -------    --------
                                                          $98,469    $131,889
                                                          =======    ========

NOTE 5 -- INVESTMENTS

     In 1996, the Company purchased for approximately $2,676 in cash a 9.9% investment in, and entered into a multi-titled publishing agreement with Mirage, a U.K. developer of entertainment software. Since the total of the expected future cash flows is less than the carrying amount of the investment, the Company recognized a loss of $2,676 on its investment during fiscal 1999.

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following:

                                                               MARCH 31,
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
Computer equipment.......................................  $12,789    $17,172
Machinery and equipment..................................    7,059      6,622
Capitalized computer software............................    8,369     17,918
Furniture and fixtures...................................    5,814      7,059
Leasehold improvements...................................    5,635      7,733
                                                           -------    -------
                                                            39,666     56,504
Less: accumulated depreciation...........................   10,617     19,696
                                                           -------    -------
                                                           $29,049    $36,808
                                                           =======    =======

     Depreciation expense for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999 amounted to approximately $2,110, $6,139, $1,929 and $11,256, respectively.

NOTE 7 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                               MARCH 31,
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
Sales return reserve...................................    $23,003    $32,789
Restructuring reserve..................................         --      8,992
Advertising............................................     10,516     19,462
Other..................................................     15,895     22,962
                                                           -------    -------
                                                           $49,414    $84,205
                                                           =======    =======

     See Note 19 for information concerning the restructuring reserve.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 -- INCOME TAXES

     The components of the provision for (benefit from) income taxes are as follows:

                                                 YEARS ENDED
                                                DECEMBER 31,          THREE MONTHS      YEAR ENDED
                                             -------------------    ENDED MARCH 31,     MARCH 31,
                                              1996        1997            1998             1999
                                             -------    --------    ---------------     ----------
Federal:
  Current................................    $20,474    $(10,308)        $(407)                --
  Deferred...............................     (9,286)     (1,265)          836           $(23,563)
                                             -------    --------         -----           --------
                                              11,188     (11,573)          429            (23,563)
                                             -------    --------         -----           --------
State and local:
  Current................................      4,376         185            36                 --
  Deferred...............................     (1,737)     (1,726)           33             (4,202)
                                             -------    --------         -----           --------
                                               2,639      (1,541)           69             (4,202)
                                             -------    --------         -----           --------
Foreign:
  Current................................      1,801       3,957          (194)             1,186
  Deferred...............................         --          --            --             (3,049)
                                             -------    --------         -----           --------
                                               1,801       3,957          (194)            (1,863)
                                             -------    --------         -----           --------
Provision for (benefit from) income
  taxes..................................    $15,628    $ (9,157)        $ 304           $(29,628)
                                             =======    ========         =====           ========

     The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported provision for (benefit from) income taxes is as follows:

                                                  YEARS ENDED
                                                 DECEMBER 31,         THREE MONTHS      YEAR ENDED
                                              -------------------    ENDED MARCH 31,    MARCH 31,
                                               1996        1997           1998             1999
                                              -------    --------    ---------------    ----------
Provision for (benefit from) income taxes
  computed at Federal statutory rate........  $14,268    $(11,963)        $232           $(28,499)
Increase (decrease) in provision for
  (benefit from) income taxes resulting
  from:
State and local taxes, net of Federal tax
  benefit...................................    2,683      (1,541)          36             (3,324)
Reversal of deferred tax asset valuation
  allowance.................................   (1,306)         --           --                 --
Non-deductible merger costs.................    1,158          --           --                 --
Foreign taxes in excess of Federal statutory
  rate......................................      (36)          9         (175)              (512)
Purchased research and development..........       --       4,293           --                 --
Other, net..................................   (1,139)         45          211              2,707
                                              -------    --------         ----           --------
Provision for (benefit from) income taxes...  $15,628    $ (9,157)        $304           $(29,628)
                                              =======    ========         ====           ========
Effective income tax rate...................       38%         27%          46%                36%
                                              =======    ========         ====           ========

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 -- INCOME TAXES -- (CONTINUED)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

                                                  YEARS ENDED
                                                  DECEMBER 31,        THREE MONTHS      YEAR ENDED
                                               ------------------    ENDED MARCH 31,    MARCH 31,
                                                1996       1997           1998             1999
                                               -------    -------    ---------------    ----------
DEFERRED TAX ASSETS:
Inventory valuation........................    $ 6,154    $ 6,727        $ 6,640         $ 7,825
Deferred income............................      3,851        318           (504)            118
Sales return reserve.......................      2,196      5,147          4,305            (302)
Tax loss carryforwards.....................      1,255      3,166          3,166          26,729
Restructuring reserve......................         --         --             --           5,822
Allowance for doubtful accounts............        511      1,078            917           4,087
Other......................................      1,423        255          2,156           3,841
                                               -------    -------        -------         -------
                                                15,390     16,691         16,680          48,120
                                               -------    -------        -------         -------
DEFERRED TAX LIABILITIES:
Depreciation...............................       (107)      (399)          (540)            686
                                               -------    -------        -------         -------
                                                  (107)      (399)          (540)            686
                                               -------    -------        -------         -------
Net deferred tax asset.....................     15,283     16,292         16,140          48,806
                                               -------    -------        -------         -------
Deferred income taxes (long term)..........         --         --             --          12,664
                                               =======    =======        =======         =======
Deferred income taxes (current)............    $15,283    $16,292        $16,140         $36,142
                                               =======    =======        =======         =======

     As of March 31, 1999, the Company and three of its subsidiaries had a combined net operating loss carryforward of approximately $65,200 for tax purposes expiring in the years 2011 through 2018.

     The Company has recognized a benefit from U.S. income taxes in fiscal 1999 since, in the opinion of management, it is more likely than not that such benefit will be realized through future operations. There is no tax benefit recorded on the loss from discontinued operations as OZM has historically generated net losses.

NOTE 9 -- STOCKHOLDERS' EQUITY

     The Company has authorized 5 million shares of preferred stock, $0.01 par value. On February 24, 1999, certain partnerships affiliated with General Atlantic Partners purchased from the Company 0.6 million shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $30 million. These shares of Preferred Stock are convertible into 6.0 million shares of the Company's common stock at a conversion price of $5 per share and are entitled to cumulative annual dividends of 8%.

     As of December 31, 1996 and 1997, and March 31, 1998 and 1999, the Company had outstanding warrants to purchase an aggregate of approximately 956, 1,256, 1,256, and 1,232 shares of the Company's common stock, respectively, to content-providers at exercise prices (ranging from $8.50 to $14.00) not less than the fair market value at the date of issue. None of the outstanding warrants vested prior to May 1996; vesting subsequent to such date is dependent upon the achievement of sales levels of certain products, the rights to which were granted to the Company. On July 19, 1996, the Company repurchased approximately 211 of these warrants amounting to $1,936.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- STOCK OPTIONS

     The Company has two stock option plans which began in 1995 and in 1997, (the "Plans"). The Company accounts for these Plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

     Generally, under the Plans, options are granted to purchase shares of the Company's common stock at no less than the fair market value at the date of the grant, vest over a period of four or five years and are exercisable for a period of ten years from the grant date.

     A summary of the status of the Company's Plans at December 31, 1996 and 1997 and March 31, 1998 and 1999 and changes during the years ended December 31, 1996 and 1997, three months ended March 31, 1998 and the year ended March 31, 1999 are as follows:

                                                               DECEMBER 31, 1996
                                               -------------------------------------------------
                                                                                WEIGHTED AVERAGE
                                               SHARES      PRICE PER SHARE       EXERCISE PRICE
                                               ------    -------------------    ----------------
Outstanding at beginning of year.............  4,960     $ 0.04    -   14.00         $10.12
Granted......................................  1,122       0.35    -   23.50          12.53
Exercised....................................   (218)      0.04    -    9.38           2.92
Forfeited....................................   (104)     12.38    -   20.00          14.08
Expired......................................     --               -                     --
                                               -----
Outstanding at end of year...................  5,760       0.04    -   23.50          10.79
                                               =====

                                                              DECEMBER 31, 1997
                                               ------------------------------------------------
                                                                               WEIGHTED AVERAGE
                                               SHARES     PRICE PER SHARE       EXERCISE PRICE
                                               ------    ------------------    ----------------
Outstanding at beginning of year.............   5,760    $0.04    -   23.50         $10.79
Granted......................................   4,404     0.36    -   14.00           8.63
Exercised....................................    (268)    0.04    -    9.38           2.89
Forfeited....................................  (1,341)    0.35    -   23.50          15.36
Expired......................................    (272)    7.94    -   17.75          11.26
                                               ------
Outstanding at end of year...................   8,283     0.04    -   14.50           9.13
                                               ======

                                                                 MARCH 31, 1998
                                                ------------------------------------------------
                                                                                WEIGHTED AVERAGE
                                                SHARES     PRICE PER SHARE       EXERCISE PRICE
                                                ------    ------------------    ----------------
Outstanding at beginning of fiscal year.......  8,283     $0.04    -   14.50         $9.13
Granted.......................................  1,547      6.31    -    7.94          6.83
Exercised.....................................    (33)     0.18    -    2.08          1.10
Forfeited.....................................     --              -                    --
Expired.......................................     (5)     0.35    -   14.00          7.00
                                                -----
Outstanding at end of fiscal year.............  9,792      0.04    -   14.50          8.79
                                                =====

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10 -- STOCK OPTIONS -- (CONTINUED)

                                                                MARCH 31, 1999
                                               ------------------------------------------------
                                                                               WEIGHTED AVERAGE
                                               SHARES     PRICE PER SHARE       EXERCISE PRICE
                                               ------    ------------------    ----------------
Outstanding at beginning of fiscal year......   9,792    $0.04    -   14.50         $8.79
Granted......................................   5,694     0.00    -   20.00          6.57
Exercised....................................    (198)    0.00    -    7.94          1.48
Forfeited....................................    (497)    0.18    -   14.00          9.24
Expired......................................    (236)    0.35    -   14.00          9.21
                                               ------
Outstanding at end of fiscal year............  14,555     0.00    -   20.00          8.02
                                               ======

     As of March 31, 1999, there were 14,555 options outstanding at prices ranging from $0.002 to $20.00, of which 5,066 options were exercisable at prices ranging from $0.002 to $14.50.

     Had compensation cost for these plans been determined consistent with Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company's net income (loss) before dividends on preferred stock and earnings per share would have been reduced to the following pro forma amounts:

                                            YEARS ENDED
                                           DECEMBER 31,         THREE MONTHS     YEAR ENDED
                                        -------------------        ENDED         MARCH 31,
                                         1996        1997      MARCH 31, 1998       1999
                                        -------    --------    --------------    ----------
Net income (loss)
  before dividends on
  preferred stock......  As reported    $25,139    $(25,023)       $ 358          $(70,838)
                           Pro forma     21,872     (32,140)        (259)          (77,566)
Basic net income (loss)
  per share............  As reported    $  0.38    $  (0.37)       $0.01          $  (1.02)
                           Pro forma    $  0.33    $  (0.48)       $0.00          $  (1.11)
Diluted net income
  (loss) per share.....  As reported    $  0.37    $  (0.37)       $0.01          $  (1.02)
                           Pro forma    $  0.32    $  (0.48)       $0.00          $  (1.11)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999: no dividends will be paid for the entire term of the option, expected volatility of 57.9% for 1996, 67.5% for 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, risk-free interest rates averaging 5.15% for 1996, 6.22% for 1997, 5.45% for the three months ended March 31, 1998 and 4.74% for the year ended March 31, 1999 and expected lives of four years in 1996, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Transactions with GoodTimes Home Video Corp. (GTHV). The Company enters into arms length manufacturing transactions with GTHV, a company owned by two directors of the Company, on an as needed basis. The total amount charged to operations for manufacturing services for the years ended December 31, 1996 and 1997 amounted to $7,516 and $2,498, respectively. The Company made cash payments totaling $330 and $1,148 to GTHV during the three months ended March 31, 1998 and the year ended March 31, 1999, respectively. During 1996, the Company sold approximately $3,488 of software to GTHV at fair market value.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- RELATED PARTY TRANSACTIONS -- (CONTINUED)
     Transactions with Five Partners Asset Management LLC ("Five
Partners"). The Company sublets approximately 4,700 square feet of its office space to Five Partners, a company affiliated with Joseph J. Cayre, Chairman Emeritus of the Board of Directors. During the year ended March 31, 1999, the Company recognized $69 in rent income from Five Partners.

     REPS Agreement. In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by two directors of the Company. REPS provides such services to the Company as well as to third parties. The Company had an agreement with REPS pursuant to which REPS supplied such services, at its cost, through December 31, 1997. The Company is currently operating on a month to month basis under the terms of the old agreement. Prior to entering into the REPS Agreement, REPS' services were provided to the Company as part of the services agreement with GTHV. The total amount charged to operations for these services amounted to approximately $3,025, $4,817, $1,434 and $4,089 for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999.

     Travel Services. The Company occasionally hires JT Aviation Corp. ("JTAC"), a company owned by Joseph J. Cayre, Chairman Emeritus of the Board of Directors, and Excel Aire Service, Inc. ("Excel") to provide business travel services for its officers and employees. Excel leases its planes from JTAC. Excel is not owned in whole or in part by any member of the Cayre family. JTAC and Excel provide air travel to the Company at an hourly rate and on an as needed as available basis. During the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, the Company's aggregate air travel fees paid to JTAC were approximately $445, $370, $40 and $217, respectively. During the year ended March 31, 1999, the Company paid approximately $311 to Excel.

     The Company occasionally hired JC Aviation Corp ("JCAC"), a company owned by Jack J. Cayre, Executive Vice President and Director of the Company, to provide business transportation services for its officers. During the year ended December 31, 1997, the Company paid approximately $26 to JCAC. There were no payments made during the three months ended March 31, 1998 or the year ended March 31, 1999 to JCAC.

     Transactions with ClientLogic Corporation ("ClientLogic"). The Company has entered into agreements with ClientLogic (formerly doing business as SOFTBANK Services Group) pursuant to which ClientLogic (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a per service basis. Both agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. During the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, the Company had charged to operations approximately $164, $230, $41 and $251, respectively, in fees to ClientLogic. Jordan A. Levy, a Director of the Company, is Vice-Chairman of ClientLogic.

     Purchases of Computer Equipment. From time to time, the Company purchases computer equipment from and sells computer software to RCS Computer Experience, LLC ("RCS"). In June 1998, Rockwell Computer Services, LLC, a company controlled by Joseph J. Cayre, purchased approximately a 70% interest in RCS. During the year ended March 31, 1999, the Company paid approximately $24 to RCS and generated approximately $54 in net revenues from RCS.

     Leasing Transactions. The Company has entered into agreements with an unaffiliated leasing company for computer equipment. This leasing company purchases computer equipment from various vendors including RCS. During the year ended March 31, 1999, the leasing company paid approximately $231 to RCS for equipment leased by the Company.

     The Company believes that the amounts charged by related parties materially approximate those amounts which would have been incurred from non-affiliates.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11 -- RELATED PARTY TRANSACTIONS -- (CONTINUED)
     Loans. On August 31, 1996, the Company extended a loan to Andrew Gregor, Chief Financial Officer of the Company, in the principal amount of $250. The loan, including interest, amounted to $290 and was forgiven as part of Mr. Gregor's severance package and charged to restructuring charges in the fourth quarter of fiscal 1999. See Note 19 for information concerning other restructuring charges.

     The Company has extended loans to the former stockholders of FormGen in the aggregate amount of $1,098. $181 of such loans have been repaid as of March 31, 1999.

     The Company has extended non-interest bearing loans to three employees of the Company who were former stockholders of SingleTrac in the aggregate amount of $300. Such loans become due and payable at the earlier of the sale of their stock of the Company or November 1999. Each of the three borrowers has pledged 20 thousand shares of the Company's common stock owned by the borrowers, as collateral security for the payment of the loan.

     The Company extended a demand promissory note (the "Note") to the President of Humongous. The Note bears interest at a rate of 8.75% per annum and is secured by a residential first mortgage. The balance outstanding at March 31, 1999 is approximately $1,795.

     The Company extended a loan to an employee of OZM in the principal amount of $150. Such loan bears interest at 7 1/2% per annum and is due in three equal annual installments commencing December 7, 1998.

     See Note 12 for information concerning other related party transactions.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 12 -- LEASES

     The Company accounts for its leases as operating leases, with expiration dates ranging from 1999 through 2020. Future minimum annual rental payments under the leases are as follows for the fiscal years then ended:

2000.......................................................  $ 7,692
2001.......................................................    6,185
2002.......................................................    5,633
2003.......................................................    4,998
2004.......................................................    4,431
Thereafter.................................................   14,888
                                                             -------
                                                             $43,827
                                                             =======

     Total rent expense charged to operations for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999 amounted to approximately $3,207, $4,894, $1,233 and $7,344, respectively. Through March 31, 1999, the Company leased a portion of its international offices from a related party. Through December 31, 1997, the Company leased its executive and administrative offices from a related party. Of the total rent expense charged to operations, approximately $997, $967, $67 and $268, was paid to the Company's related party during the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, respectively.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     On January 21, 1997, the Company entered, with certain banks, into a revolving credit agreement (as amended, the "Old Credit Agreement") expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

     Simultaneously, on September 11, 1998, the Company entered, with First Union National Bank, as agent for a syndicate of banks, into a new revolving credit agreement (the "New Credit Agreement") expiring on September 11, 2001. Under the New Credit Agreement, the Company can borrow up to $125 million (the "Line"). These borrowings have been used to refinance indebtedness under the Old Credit Agreement and will be used for ongoing working capital requirements, letters of credit and other general corporate purposes, including permitted acquisitions. Borrowing is limited to a percentage of domestic accounts receivable and inventory, and is secured by these and certain other assets. The borrowings under the New Credit Agreement bear interest at either the banks' reference rate (which is generally equivalent to the published prime rate) or the LIBOR rate, plus a spread that is based on certain ratios, which is currently 1.375%. The Company pays, on the unused portion of the Line, a commitment fee that is based on certain ratios, which is currently 0.30%. The New Credit Agreement requires maintenance of certain financial ratios and net income levels. As of March 31, 1999, certain of these financial ratios have not been met and the Company has received a waiver.

     At March 31, 1999, the Company had outstanding debt of approximately $98.8 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $2.8 million. Interest expense for the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999 amounted to $1,948, $636 and $5,748, respectively.

     On September 18, 1997, Scavenger, Inc., a software developer, filed a lawsuit against the Company in New York Supreme Court claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment. Pursuant to a preliminary conference order dated February 11, 1998, the parties had until year end 1998 to conduct discovery. On September 17, 1998, however, Scavenger's counsel filed a motion seeking to be relieved as counsel, which the Court granted on October 6, 1998. At a November 12, 1998 preliminary conference, another attorney appeared as Scavenger's prospective new counsel, subject to further discussions with Scavenger. New counsel thereafter filed a notice of appearance in the case. At a December 1, 1998 compliance conference, the Court reissued a discovery order, whereby discovery must be completed by July 30, 1999. Another compliance conference has been scheduled for June 30, 1999. Scavenger has now moved for partial summary judgment on its first two causes of action for remaining advances ($4.3 million), and the Company has opposed that motion and asked the court to dismiss those two claims with prejudice. The Company intends to vigorously defend this action and pursue its counterclaim.

     In January, February, and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the United States District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997. The plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, which misstatements purportedly had the effect of overstating the Company's net income and net assets. Motions were made by certain groups of plaintiffs for their appointment as lead plaintiffs in the actions. On October 7, 1998, the Court appointed lead plaintiffs and lead counsel to the plaintiffs in the actions. The plaintiffs' consolidated and amended complaint was filed and served in early January 1999. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against the Company's independent auditor, Arthur Andersen LLP. The Company and Arthur Andersen LLP have each filed motions to dismiss the second consolidated and amended complaint. The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions.

     On January 25, 1999, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, against Midway Games, Inc. ("Midway Games"), Midway Home Entertainment, Inc. ("Midway Home"), Midway Manufacturing Company, WMS Industries, Inc. ("WMS"), Williams Electronics Games, Inc., Williams Entertainment Inc., Williams Interactive, Inc. and Atari Games Corporation (collectively the "Midway Defendants") seeking injunctive relief and tens of millions of dollars in damages arising out of the Midway Defendants' breach of certain agreements that give the Company an exclusive option to distribute, in territories throughout the world, entertainment software products acquired or developed by the Midway Defendants for personal computers and video console systems. On February 24, 1999, the Midway Defendants moved to dismiss the action in its entirety. On May 21, 1999, the Court denied the motion as to the Company's claims for breach of contract, breach of the implied covenant of good faith

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) and fair dealing and injunctive relief. The Court granted the motion as to defendant Williams Interactive, Inc., and also dismissed the Company's claims for tortious interference with prospective business relations, anticipatory repudiation and defamation. On May 28, 1999, the Midway Defendants answered the complaint and asserted counterclaims against the Company for breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The Company intends to vigorously defend these counterclaims.

     On May 28, 1999, Midway Games also sent notice that it was terminating the Company's rights under the GTIS Master Option and License Agreements but not the individual Distribution and License Agreements now in effect. On June 1, 1999, the Company moved for a preliminary injunction to enjoin the Midway Defendants from terminating the Company's option rights. On June 8, 1999, the Court denied the Company's request for a preliminary injunction. The Company will continue to litigate this matter.

     In June 1999, the Company received notice that Midway Home, a subsidiary of Midway Games Inc., had filed an action against the Company in the District Court of Navarro County, Texas. During 1994 and 1995, WMS received warrants to purchase 214,285 shares of the Company's common stock at an exercise price equal to the price at which shares were to be sold in the Company's initial public offering in December 1995. These warrants were issued in connection with the license agreements that the Company and WMS (and certain affiliates) entered into in 1994 and 1995 ("License Agreements"). According to the petition, WMS assigned these warrants to Midway Home on October 23, 1996. Plaintiff alleges that on that day, Midway Home exercised 71,428 of the warrants for a total consideration of $1,000,000, promptly sold 46,675 of the shares at the then market price of $21.425, and continues to hold 24,754 of the shares. As in the federal securities class actions described above, Midway Home contends that the Company failed to expense properly certain prepaid royalties for software products, which misstatements purportedly had the effect overstating the Company's net profits. It asserts claims under the Texas Securities Act and the Texas Business and Commerce Code and for common law fraud, negligent misrepresentation and breach of contract. Midway Home seeks damages, rescission of its purchase of 24,754 shares of the Company's stock, reformation of the warrants to include a strike price below $14.00 per share (the initial public offering price of the Company's common stock in December 1995) and to increase the number of warrants that should allegedly have been issued to WMS, as well as exemplary damages, attorneys fees, interest and other costs. The Company intends to vigorously defend itself against these claims.

     On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business; companies that produced or distributed the movie "The Basketball Diaries;" and companies that allegedly provide obscene internet content. The complaint alleges, with respect to the Company and other videogame corporations, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other videogame corporations have entered into a joint defense agreement, and have retained counsel. The Court has stayed all discovery pending an initial case management conference scheduled for July 19, 1999. The Company intends to vigorously defend this action.

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14 -- ROYALTY ADVANCES

     The Company has committed to pay advance royalty payments under certain royalty agreements. These obligations are not guaranteed and are dependent, in part, on the delivery of the contracted services by the licensor. Future advance royalty payments due under these royalty agreements are as follows for the fiscal years then ended:

2000.......................................................  $32,720
2001.......................................................   14,284
2002.......................................................      850
2003.......................................................       50
Thereafter.................................................       --
                                                             -------
                                                             $47,904
                                                             =======

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

     The Company had sales constituting 45%, 36%, 37% and 29% of net revenue to a single customer in the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, respectively.

     Accounts receivable due from two significant customers aggregated 46% and 40% of accounts receivable at March 31, 1998 and 1999, respectively.

     The Company continually monitors its positions with, and the credit quality of, the financial institutions with which the Company conducts business.

NOTE 16 -- OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

     The Company has two reportable segments: publishing and distribution. Publishing is comprised of front-line, leisure and children's publishing. Distribution constitutes the sale of other publishers' titles to various mass merchants and other retailers.

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS -- (CONTINUED) The following unaudited summary represents the consolidated net revenues and operating income (loss) by reportable segment for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999:

                                                PUBLISHING    DISTRIBUTION    CORPORATE     TOTAL
                                                ----------    ------------    ---------    --------
1996:
  Net revenues................................   $152,400       $213,090             --    $365,490
  Operating income (loss).....................     28,231         53,776      $ (40,404)     41,603
1997:
  Net revenues................................   $265,700       $264,977             --    $530,677
  Operating income (loss).....................     61,717         61,123      $ (65,371)     57,469
Three months ended March 31, 1998:
  Net revenues................................   $ 48,700       $ 57,067             --    $105,767
  Operating income (loss).....................      5,424          8,743      $ (11,480)      2,687
Year ended March 31, 1999:
  Net revenues................................   $299,400       $272,942             --    $572,342
  Operating income (loss).....................     15,733         39,672      $(104,007)    (48,602)

     The following represents the reconciliation of operating income (loss) as reported for reportable segments to consolidated totals for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999:

                                                YEARS ENDED
                                               DECEMBER 31,         THREE MONTHS
                                            -------------------        ENDED           YEAR ENDED
                                             1996        1997      MARCH 31, 1998    MARCH 31, 1999
                                            -------    --------    --------------    --------------
Operating income (loss) as reported for
  reportable segments.....................  $41,603    $ 57,469        $2,687           $(48,602)
Amortization of goodwill..................    1,092       1,295           636              3,349
Other non-recurring charges...............    3,718      88,279            --             24,159
                                            -------    --------        ------           --------
Operating income (loss)...................  $36,793    $(32,105)       $2,051           $(76,110)
                                            =======    ========        ======           ========

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 16 -- OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS -- (CONTINUED) Information about the Company's operations in the United States and other geographic locations for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and year ended March 31, 1999 are presented below.

                                                                           OTHER
                                                              UNITED     GEOGRAPHIC
                                                              STATES     LOCATIONS      TOTAL
                                                             --------    ----------    --------
1996:
  Net revenues.............................................  $331,592     $ 33,898     $365,490
  Operating income.........................................    30,424        6,369       36,793
  Total assets.............................................   321,347       45,764      367,111
1997:
  Net revenues.............................................  $423,197     $107,480     $530,677
  Operating income (loss)..................................   (44,332)      12,227      (32,105)
  Total assets.............................................   389,610       68,115      457,725
Three months ended March 31, 1998:
  Net revenues.............................................  $ 87,538     $ 18,229     $105,767
  Operating income.........................................     1,270          781        2,051
  Total assets.............................................   313,550       52,321      365,871
Year ended March 31, 1999:
  Net revenues.............................................  $469,670     $102,672     $572,342
  Operating loss...........................................   (68,947)      (7,163)     (76,110)
  Total assets.............................................   418,735       68,880      487,615

NOTE 17 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                     YEARS ENDED       THREE MONTHS
                                                    DECEMBER 31,          ENDED        YEAR ENDED
                                                  -----------------     MARCH 31,      MARCH 31,
                                                   1996      1997          1998           1999
                                                  ------    -------    ------------    ----------
Issuance of common stock in connection with the
  acquisition of SingleTrac.....................  $   --    $ 7,169           --             --
Issuance of stock options in connection with the
  acquisition of SingleTrac.....................      --         --       $3,007             --
Issuance of common stock in connection with the
  acquisition of OZM............................      --         --           --        $15,473
Issuance of stock options in connection with the
  acquisition of OZM............................      --         --           --          1,347
Issuance of common stock in connection with the
  acquisition of Reflections....................      --         --           --         12,279
Issuance of common stock in connection with the
  acquisition of Legend.........................      --         --           --            255
Issuance of stock options in connection with the
  acquisition of Legend.........................      --         --           --              9
Accrual for purchase price adjustment for One
  Stop..........................................      --         --        3,095             --
Cash paid for income taxes......................   9,783     10,243            2         11,118
Cash paid for interest..........................     685      1,802          727          5,826

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company has entered into a barter agreement effective March 30, 1998 with a three year term, in which the Company exchanged $3,246 of excess inventory of published titles for a combination of barter credits and cash contingent upon the sale of the product by the barter company. At March 31, 1999, the Company had barter credits available amounting to approximately $2,928.

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

NOTE 19 -- RESTRUCTURING CHARGES

     Restructuring charges of approximately $17,479, recorded in the fourth quarter of fiscal 1999, relate to a reorganization of the Company's front-line publishing business, planned relocation of corporate headquarters to California and outsourcing of the Company's distribution function. Management expects to complete the reorganization by March 31, 2000.

     Total restructuring charges of $17,479 includes $7,041 of asset impairment charges, $635 of additional rent for the transition period, and $9,803 of severance for 135 employees, including executive officers, to be paid out principally through the end of 1999. The restructuring reserve of $8,992 represents severance due of $8,357 and transition rent due of $635. In connection with the reorganization of the Company's front-line business, specifically due to the new strategic direction that the Company is now pursuing, the Company wrote-off approximately $3,278 of goodwill relating to SingleTrac. The remaining $600 of goodwill relating to SingleTrac relates to future use of SingleTrac's label. The majority of the remaining asset impairment charges of $3,763 relate to the write-off of assets located at the Company's distribution center.

NOTE 20 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the year ended December 31, 1996 are as follows:

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 ---------   --------   -------------   ------------
Net revenues...................................   $70,757    $ 73,526     $ 86,192        $135,015
Operating income...............................     7,211       5,999       12,187          11,396
Net income before dividends on preferred
  stock........................................     4,392       3,502        8,730           8,515
Basic net income per share.....................   $  0.07    $   0.05     $   0.13        $   0.13
  Weighted average shares outstanding..........    66,145      66,145       69,217          66,391
Diluted net income per share...................   $  0.06    $   0.05     $   0.13        $   0.13
  Weighted average shares outstanding..........    67,686      68,571       69,217          67,896

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 20 -- QUARTERLY FINANCIAL DATA (UNAUDITED) -- (CONTINUED)
     Summarized quarterly financial data for the year ended December 31, 1997 are as follows:

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 ---------   --------   -------------   ------------
Net revenues...................................   $93,381    $102,737     $120,990        $213,569
Operating income (loss)........................     7,593       8,761       14,650         (63,109)
Net income before dividends on preferred
  stock........................................     4,454       4,469        8,526         (42,472)
Basic net income (loss) per share..............   $  0.07    $   0.07     $   0.13        $  (0.63)
  Weighted average shares outstanding..........    66,395      66,779       67,032          67,717
Diluted net income (loss) per share............   $  0.07    $   0.07     $   0.12        $  (0.63)
  Weighted average shares outstanding..........    67,358      67,230       68,683          67,717

     Summarized financial data for the three months ended March 31, 1998 (audited) are as follows:

Net revenues...................................  $105,767
Operating income...............................     2,051
Net income before dividends on preferred
  stock........................................       358
Basic net income per share.....................  $   0.01
  Weighted average shares outstanding..........    67,938
Diluted net income per share...................  $   0.01
  Weighted average shares outstanding..........    68,384

     Summarized quarterly financial data for the fiscal year ended March 31, 1999 are as follows:

                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------
                                                JUNE 30    SEPTEMBER 30    DECEMBER 31    MARCH 31
                                                --------   -------------   ------------   ---------
Net revenues..................................  $116,391     $116,151        $246,303     $  93,497
Operating income (loss).......................     4,112        3,034          33,706      (116,962)
Net income (loss) from continuing
  operations..................................     1,803        1,369          17,332       (72,301)
Loss from discontinued operations.............        --           --            (560)      (18,481)
Net income (loss) before dividends on
  preferred stock.............................     1,803        1,369          16,772       (90,782)
Basic net income (loss) per share from
  continuing operations.......................  $   0.03     $   0.02        $   0.25     $   (1.00)
Basic net loss per share from discontinued
  operations..................................  $     --     $     --        $  (0.01)    $   (0.25)
                                                --------     --------        --------     ---------
Basic net income (loss) per share.............  $   0.03     $   0.02        $   0.24     $   (1.25)
                                                ========     ========        ========     =========
Weighted average shares outstanding...........    68,056       68,088          69,742        72,773
                                                ========     ========        ========     =========
Diluted net income (loss) per share from
  continuing operations.......................  $   0.03     $   0.02        $   0.25     $   (1.00)
Diluted net loss per share from discontinued
  operations..................................  $     --     $     --        $  (0.01)    $   (0.25)
                                                --------     --------        --------     ---------
Diluted net income (loss) per share...........  $   0.03     $   0.02        $   0.24     $   (1.25)
                                                ========     ========        ========     =========
Weighted average shares outstanding...........    68,988       68,567          70,097        72,773
                                                ========     ========        ========     =========

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 21 -- RECENT DEVELOPMENTS

     On June 29, 1999 the Company announced that it had hired Bear Stearns & Co. to assist it in seeking a recapitalization, merger or sale of the Company. The Company also announced that it has received "Commitments" from affiliates of General Atlantic Partners, LLC (together with its affiliates, "General Atlantic") and certain members of the Cayre family, to provide $30 million of subordinated debt financing which will be made available to the Company on or before July 30, 1999. Effective immediately, but conditioned upon the Commitments, the Banks who are party to the Company's $125 million credit facility (the "New Credit Agreement"), have agreed to make available to the Company an additional $20 million under the Company's borrowing base until March 31, 2000. The Company anticipates that under the New Credit Agreement, as amended, substantially all of the $125 million credit line should be available to the Company through March 31, 2000. The Company believes that amounts available under the New Credit Agreement and the Commitments will be sufficient to fund its operational requirements through June 30, 2000, when the New Credit Agreement becomes due and payable. This financing will also permit the Company and Bear Stearns to seek a recapitalization, merger or sale of the Company in an orderly manner and consistent with the needs of the Company's ongoing business.

     The Company is seeking a recapitalization, merger or sale of the Company because management believes that in a consolidating industry, the Company's existing capital resources are not adequate to carry out management's long-term strategic objectives. There is no assurance, however, that any such transaction will be completed. If a transaction is not the subject of a definitive agreement before December 31, 1999, or a transaction is not completed which results in repayment of the New Credit Agreement and the Commitments, or such loans are not extended or refinanced prior to June 30, 2000, the Company's operations and financial condition could be materially and adversely affected. There is no assurance that any such refinancing, if required, can be completed on favorable terms, or at all.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                              BALANCE --    CHARGED TO
                                              BEGINNING     COSTS AND                   BALANCE -- END
                DESCRIPTION                   OF PERIOD      EXPENSES     DEDUCTIONS      OF PERIOD
                -----------                   ----------    ----------    ----------    --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended March 31, 1999.................    $3,252       $11,428       $(3,968)        $10,712
                                                ======       =======       =======         =======
  Three months ended March 31, 1998.........    $4,379       $   411       $(1,538)        $ 3,252
                                                ======       =======       =======         =======
Years ended:
  December 31, 1997.........................    $4,069       $ 4,106       $(3,796)        $ 4,379
                                                ======       =======       =======         =======
  December 31, 1996.........................    $1,844       $ 2,225       $    --         $ 4,069
                                                ======       =======       =======         =======
RESERVE FOR OBSOLESCENCE:
  Year ended March 31, 1999.................    $9,855       $ 5,437       $    --         $15,292
                                                ======       =======       =======         =======
  Three months ended March 31, 1998.........    $9,188       $   968       $  (301)        $ 9,855
                                                ======       =======       =======         =======
Years ended:
  December 31, 1997.........................    $6,081       $ 3,107       $    --         $ 9,188
                                                ======       =======       =======         =======
  December 31, 1996.........................    $7,066       $    --       $  (985)        $ 6,081
                                                ======       =======       =======         =======
RESTRUCTURING RESERVE:
  Year ended March 31, 1999.................    $   --       $17,479       $(8,487)        $ 8,992
                                                ======       =======       =======         =======