Form 10-K405/A
period 1999-03-31
GT INTERACTIVE SOFTWARE CORP
filed 1999-07-29
CIK 1002607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of Common Stock of the registrant held by non-affiliates, based on the closing sale price of the Common Stock on June 18, 1999 as reported on the Nasdaq National Market, was $109,189,723.

     As of June 18, 1999, the registrant had 72,900,776 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     See pages 36 to 39 in the original Form 10-K filed on June 29, 1999 for the exhibit index.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GT INTERACTIVE SOFTWARE CORP.

                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                             PART III
Item 10.  Directors and Executive Officers of the
  Registrant................................................    2
Item 11.  Executive Compensation............................    6
Item 12.  Security Ownership of Certain Beneficial Owners
  and Management............................................   12
Item 13.  Certain Relationships and Related Transactions....   15
Signature...................................................   18

                                AMENDMENT NO. 1
                       TO THE ANNUAL REPORT ON FORM 10-K
                        OF GT INTERACTIVE SOFTWARE CORP.
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

     In compliance with General Instruction G(3) to Form 10-K, the following Items comprising Part III were omitted from the Annual Report on Form 10-K filed by GT Interactive Software Corp. on June 29, 1999. Part III of such Form 10-K is hereby amended and restated to insert such Items as hereinafter set forth. All capitalized terms used herein but not defined herein shall have the respective meanings ascribed to them in such Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING EXECUTIVE OFFICERS

     Certain information regarding the Company's executive officers (as of June 30, 1999) is set forth below.

NAME                                        AGE                     POSITION
----                                        ---                     --------
Thomas A. Heymann.........................  41     Chairman of the Board of Directors and
                                                   Chief Executive Officer
John T. Baker IV..........................  39     President and Chief Operating Officer
Harry M. Rubin............................  46     President, International Division
Charles F. Bond...........................  43     President, Value Products and Close-Outs
                                                     Division
Jack J. Cayre.............................  26     Executive Vice President and Director
Walter Parks..............................  40     Chief Financial Officer and Senior Vice
                                                     President, Finance and Administration
Michael A. Ryder..........................  47     Senior Vice President, Domestic Frontline
                                                     Division
Frank Herman..............................  66     Chairman and Managing Director, GT
                                                     Interactive Software (Europe) Limited

     THOMAS A. HEYMANN has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since February 8, 1999. From November 1994 to February 1999, Mr. Heymann was President of The Disney Store, Inc. (the "Disney Store"). Prior thereto, Mr. Heymann served as Senior Vice President and General Manager, North America of the Disney Store.

     JOHN T. BAKER IV has been President and Chief Operating Officer of the Company since April 26, 1999. From June 1997 to April 1999, Mr. Baker served as Senior Vice President, Corporate Development of Activision, Inc. ("Activision"), a publisher, developer and distributor of interactive entertainment and leisure software. Prior to Activision, Mr. Baker worked in a private equity firm.

     HARRY M. RUBIN has served as President of the International Division since April 1998. From March 1995 to April 1998, Mr. Rubin served as Executive Vice President and General Manager -- International Division and Business Affairs of the Company. From June 1994 to August 1995, Mr. Rubin served as Chief Financial Officer of the Company.

     CHARLES F. BOND has been President of the Value Products and Close-Outs Division since the consolidation of the Slash Division with the operations of WizardWorks Group, Inc., a wholly-owned subsidiary of the Company ("WizardWorks"). Prior thereto, Mr. Bond served as President of the Slash Division of the Company from June 1995, when Slash Corporation was acquired by the Company. From May 1991 to June 1995, Mr. Bond was the President of Slash Corporation.

     JACK J. CAYRE has been Executive Vice President and a Director of the Company since its incorporation. From January 1993 to January 1995, Mr. Cayre was Vice President of Licensing and Product Acquisition.

From January 1990 to August 1992, Mr. Cayre was the President of Double J Records, a privately-held record company.

     WALTER PARKS has been Chief Financial Officer and Senior Vice President of Finance and Administration of the Company since May 18, 1999. Prior to joining the Company, Mr. Parks served as Chief Financial Officer of AnnTaylor Stores Corp., a specialty retailer of women's apparel, shoes and accessories, where he worked for more than 10 years.

     MICHAEL A. RYDER has been Senior Vice President of the Domestic Frontline Division since October 1997. From 1994 to October 1997, when SingleTrac Entertainment Technologies, Inc. ("SingleTrac") was acquired by the Company, Mr. Ryder was the Chairman, Chief Executive Officer and co-founder of SingleTrac.

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

INFORMATION CONCERNING DIRECTORS

     Certain information regarding the Company's directors (as of June 30, 1999) is set forth below. Each director has served continuously with the Company since his first election as indicated below. Joseph J. Cayre and Stanley Cayre are brothers and Jack J. Cayre is the son of Joseph J. Cayre.

                                                                             DIRECTOR     TERM
NAME                              AGE                POSITION                 SINCE      EXPIRES
----                              ---                --------                --------    -------
CLASS I DIRECTORS
William E. Ford(3)(4)...........  37     Director                              1995       1999
Jordan A. Levy(1)(3)............  43     Director                              1996       1999

CLASS II DIRECTORS
Jack J. Cayre...................  26     Executive Vice President and          1992       2000
                                         Director
Steven A. Denning(1)(2).........  50     Director                              1995       2000
Phillip J. Riese(4).............  49     Director                              1998       2000
Alvin N. Teller(1)(2)...........  54     Director                              1996       2000

CLASS III DIRECTORS
Joseph J. Cayre(1)..............  57     Chairman Emeritus of the Board        1992       2001
                                         of Directors
Stanley Cayre(3)(4).............  63     Director                              1992       2001
Thomas A. Heymann...............  41     Chairman of the Board of              1999       2001
                                         Directors and Chief Executive
                                         Officer

---------------
(1) Member of the Compensation Committee.

(2) Member of the Executive Stock Option Subcommittee of the Compensation Committee.

(3) Member of the Audit Committee.

(4) Member of the Finance Committee.

     At the time of the Company's initial public offering in December 1995, Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, the various trusts for the benefit of their respective children, Jack J. Cayre (collectively, the "Cayre Family Stockholders") and the Company entered into a stockholders' agreement, which provides, among other things, that the Cayre Family Stockholders will vote their respective shares of Common Stock to elect as directors of the Company (i) two individuals designated by Mr. Joseph J. Cayre, (ii) one individual designated by Mr. Kenneth Cayre and (iii) one individual designated by Mr. Stanley Cayre. Mr. Kenneth Cayre resigned as a director of the Company in June 1998 and has not designated any individual to succeed him.

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

     The name, principal occupation, business experience for at least the past five years and certain other information concerning each director are set forth below.

NAME                                             BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS
----                                             -------------------------------------------
Joseph J. Cayre......................    Mr. Joseph J. Cayre, a co-founder of the Company, is
                                         Chairman Emeritus of the Board of Directors and, until
                                         April 28, 1998, was Chairman of the Board of Directors of
                                         the Company since its incorporation in September 1992. Mr.
                                         Cayre also co-founded GoodTimes Home Video Corp. ("GTHV"), a privately-held publisher and distributor of pre-recorded video tapes, in 1984 and has served as its President since that time.
Thomas A. Heymann....................    Mr. Heymann has served as Chairman of the Board of
                                         Directors and Chief Executive Officer of the Company since
                                         February 8, 1999. From November 1994 to February 1999, Mr.
                                         Heymann was President of The Disney Store, Inc. (the
                                         "Disney Store"). Prior thereto, Mr. Heymann served as
                                         Senior Vice President and General Manager, North America of
                                         the Disney Store.

Stanley Cayre........................    Mr. Stanley Cayre, a co-founder of the Company, has been a
                                         Director of the Company since its incorporation. Mr. Cayre is the Chairman of the Audit Committee. Mr. Cayre also
                                         co-founded GTHV and has served as its Chairman since that
                                         time.

Jack J. Cayre........................    Mr. Jack J. Cayre has been Executive Vice President and a
                                         Director of the Company since its incorporation. From
                                         January 1993 to January 1995, Mr. Cayre was Vice President
                                         of Licensing and Product Acquisition. From January 1990 to
                                         August 1992, Mr. Cayre was the President of Double J
                                         Records, a privately-held record company.

Steven A. Denning....................    Mr. Denning has served as a Director of the Company since
                                         February 1995. Mr. Denning is currently the Executive
                                         Managing Member of General Atlantic Partners, LLC, a
                                         private investment firm, and has been the Executive
                                         Managing Member of General Atlantic Partners, LLC or a
                                         general partner of its predecessor limited partnership
                                         since February 1989. From 1980 to 1989, Mr. Denning was
                                         Managing Director of General Atlantic Corporation. Mr.
                                         Denning is a member of the Boards of Directors of several
                                         private companies in which General Atlantic Partners, LLC
                                         or one of its affiliates is an investor.

NAME                                             BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS
----                                             -------------------------------------------
William E. Ford......................    Mr. Ford has served as a Director of the Company since
                                         February 1995. Mr. Ford is a managing member of General
                                         Atlantic Partners, LLC, a private investment firm, and has been with General Atlantic Partners, LLC or a general
                                         partner of its predecessor partnership since July 1991.
                                         From August 1987 to July 1991, Mr. Ford was an associate
                                         with Morgan Stanley, Inc. in the mergers and acquisitions
                                         department. Mr. Ford is also a director of LHS Group Inc., a provider of telecommunications billing systems software,
                                         MAPICS, Inc., a provider of enterprise resource planning
                                         software, Envoy Corporation, an electronic transaction
                                         processing company, E*Trade Group, Inc., a deep-discount
                                         electronic brokerage company, SS&C Technologies, Inc., an
                                         investment management software company, and several private software companies in which General Atlantic Partners, LLC or one of its affiliates is an investor.

Jordan A. Levy.......................    Mr. Levy has served as a Director of the Company since
                                         February 1996. Since January 1997, Mr. Levy has served as
                                         Vice Chairman of ClientLogic Corporation (formerly doing
                                         business as SOFTBANK Services Group) ("ClientLogic"), an
                                         international outsourcing services company to the computer industry. From February 1991 to December 1996, Mr. Levy was
                                         Co-Chief Executive Officer and President of ClientLogic.

Phillip J. Riese.....................    Mr. Riese has served as a Director of the Company since
                                         January 1998. Since November 1998, Mr. Riese has served as
                                         Chief Executive Officer of OptiMark Technologies, Inc., a
                                         privately-held transaction services company relating to
                                         securities trading. Prior thereto, Mr. Riese was President of the Consumer Card Services Group for American Express
                                         Travel Related Services Company, Inc., a position to which he was appointed in September 1995. Since joining American
                                         Express in 1980, Mr. Riese has served the organization in
                                         various capacities, including as Executive Vice
                                         President/General Manager of the Charge Card Group,
                                         President of the Cardmember Financial Services Group, and
                                         Chairman of the Board and President of American Express
                                         Centurion Bank. Mr. Riese continues to serve as Chairman of the Board of American Express Centurion Bank.

Alvin N. Teller......................    Mr. Teller has served as a Director of the Company since
                                         October 1996. Since December 1997, Mr. Teller has served as
                                         Chief Executive Officer of Atomic Pop, an internet
                                         entertainment company. Prior thereto, Mr. Teller served as
                                         Co-Chairman, Chief Executive Officer, President and a
                                         Director of Alliance Entertainment Corp., a producer and
                                         distributor of recorded music and music- and
                                         entertainment-related products ("Alliance"), from August
                                         1996. From July 1996, Mr. Teller served as Chairman and
                                         Chief Executive Officer of Red Ant Entertainment, a startup music industry enterprise, until it was acquired by
                                         Alliance in August 1996. Prior thereto, Mr. Teller served
                                         as Chairman and Chief Executive Officer of MCA Music
                                         Entertainment Group, a producer and distributor of recorded music and music-related products, from September 1989 to
                                         November 1995.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     The Company has an Audit Committee, a Compensation Committee and a Finance Committee. During the fiscal year ended March 31, 1999, the Board of Directors held twelve meetings, the Compensation Committee met four times, the Audit Committee met two times, and the Finance Committee met one time. The Audit Committee reviews the adequacy of internal controls, the results and scope of annual audits and other services provided by the Company's independent public accountants. During the fiscal year ended March 31, 1999, the Audit Committee was comprised of Stanley Cayre, Jordan A. Levy and William E. Ford.

     The Compensation Committee establishes salaries, bonuses and other forms of compensation for officers of the Company. During the fiscal year ended March 31, 1999, the Compensation Committee was comprised of Joseph J. Cayre, Steven A. Denning, Jordan A. Levy and Alvin N. Teller. In January 1998, the Board of Directors also established an Executive Stock Option Subcommittee of the Compensation Committee, comprised of Messrs. Denning and Teller. The Executive Stock Option Subcommittee may, without further approvals by the Board of Directors or the Compensation Committee, consider and grant any stock-based compensation permitted under the Company's stock incentive plans, and modify or amend any existing grants, to directors, executive officers and certain other employees of the Company. The full Board of Directors, however, retains the authority to make any such grants, modifications or amendment, independent of the Executive Stock Option Subcommittee or the Compensation Committee.

     The Finance Committee reviews, and makes recommendations to the full Board of Directors with respect to, the following matters: (i) the financial position and results of operations of the Company, (ii) the capital requirements and financing policies and strategies of the Company, (iii) the acquisition or divesture of major assets, including by merger or consolidation, (iv) the establishment and review of annual budgets of the Company, and (v) the domestic and foreign investment policies of the Company. During the fiscal year ended March 31, 1999, the Finance Committee was comprised of Stanley Cayre, William E. Ford, Phillip J. Riese and, until February 8, 1999, Ronald W. Chaimowitz.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's Common Stock to the Securities and Exchange Commission (the "Commission"). Copies of these reports are also required to be supplied to the Company. The Company believes, upon a review of the copies of such reports received by the Company and written representations furnished by the Reporting Persons to the Company, that during the fiscal year ended March 31, 1999 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other four most highly compensated executive officers during the fiscal year ended March 31, 1999 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the twelve months ended December 31, 1996 and 1997, the fiscal years ended March 31, 1998 and 1999.

                                                                      LONG-TERM COMPENSATION
                                                     ANNUAL                   AWARDS
                                                  COMPENSATION       ------------------------
                                                -----------------    RESTRICTED   SECURITIES      ALL OTHER
                                                SALARY     BONUS       STOCK      UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR        ($)       ($)      AWARDS($)    OPTIONS(#)         ($)
---------------------------          -------    -------   -------    ----------   -----------    ------------
Thomas A. Heymann..................  3/31/99     70,615   250,000       --         3,000,000             --
  Chairman of the Board and Chief
  Executive Officer(1)
Ronald W. Chaimowitz...............  3/31/99    541,500        --       --                --      1,404,800(3)
  Chairman of the Board              3/31/98(4) 425,962   251,988(5)    --         1,000,000(6)       4,750(7)
  and Chief Executive Officer           1997    414,615   251,988(8)    --           500,000          4,750(7)
  until February 8, 1999(2)             1996    365,000        --(9)    --           250,000(9)       1,500(7)
David I. Chemerow..................  3/31/99    350,769        --       --           100,000          4,800(7)
  President and Chief                3/31/98(4) 256,154    94,583(5)    --           350,000(11)         --
  Operating Officer                     1997    186,923    94,583(8)    --           350,000(11)         --
  until April 26, 1999(10)              1996         --        --       --                --             --
Harry M. Rubin.....................  3/31/99    381,769        --       --                --             --
  President, International           3/31/98(4) 300,000   151,800(5)    --           250,000             --
  Division                              1997    299,808   151,800(8)    --           150,000             --
                                        1996    275,000    80,000(8)    --                --             --
Charles F. Bond....................  3/31/99    354,231   631,250(12)    --          200,000          4,800(7)
  President, Value Products          3/31/98(4) 308,078   825,000(5)    --                --          4,750(7)
  and Close-Outs Division               1997    300,001   743,750(13)    --           50,000          4,750(7)
                                        1996    300,001   500,000(13)    --               --             --
Andrew Gregor......................  3/31/99    277,475        --       --                --          4,800(7)
  Chief Financial Officer and        3/31/98(4) 265,000   107,272(5)    --            70,000(14)      4,750(7)
  Senior Vice President,                1997    265,000   107,272(8)    --           100,000          4,750(7)
  Finance and Administration            1996    245,962    40,015(8)    --                --             --
  until May 18, 1999

---------------
 (1) Mr. Heymann has served as Chairman of the Board and Chief Executive Officer of the Company since February 8, 1999. Because Mr. Heymann was unaffiliated with the Company prior to such time, compensation information with respect to him is presented only with respect to the fiscal year ended March 31, 1999.

 (2) Mr. Chaimowitz left the employ of the Company on March 31, 1999. From February 8, 1999 to March 31, 1999, Mr. Chaimowitz served as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, One Zero Media, Inc. From April 1998 until February 8, 1999, Mr. Chaimowitz served as Chairman of the Board and Chief Executive Officer of the Company. From February 1995 to April 1998, Mr. Chaimowitz served as President and Chief Executive Officer of the Company. From January 1994 to January 1995, Mr. Chaimowitz served as Executive Vice President and General Manager of the Company.

 (3) Includes (i) $1,400,000 as payment in lieu of certain severance payment obligations under Mr. Chaimowitz's employment agreement and (ii) $4,800 as Company contribution, on behalf of the Mr. Chaimowitz, to the Company's 401(k) Profit Sharing Plan.

 (4) Represents the twelve months ended March 31, 1998. Effective January 1, 1998, the Company changed its fiscal year end from December 31 to March 31. Because of the nine month overlap with the prior fiscal year ended December 31, 1997, certain information disclosed for the twelve months ended March 31, 1998 also includes information disclosed for 1997.

 (5) Includes bonus earned during the fiscal year ended December 31, 1997.

 (6) Includes options to purchase 500,000 shares of Common Stock granted to Mr. Chaimowitz in May 1997 and options to purchase 500,000 shares of Common Stock granted to Mr. Chaimowitz in February 1998.

 (7) Represents Company contributions, on behalf of the Named Executive Officers, to the Company's 401(k) Profit Sharing Plan.

 (8) This bonus was earned in the year indicated, but paid in the immediately subsequent year.

 (9) In lieu of cash bonus for 1996, in February 1997, Mr. Chaimowitz received options to purchase 250,000 shares of Common Stock at an exercise price of $14.00 per share. The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on the date of the grant was $8.125 per share. Such options become exercisable in four equal annual installments commencing on February 7, 1998.

(10) Mr. Chemerow joined the Company in May 1997 and accordingly, the information contained herein for the year ended December 31, 1997 reflects a partial year. Mr. Chemerow currently serves as a consultant to the Company. From May 1998 to April 26, 1999, Mr. Chemerow served as President and Chief Operating Officer of the Company. From May 1997 to April 1998, Mr. Chemerow served as Executive Vice President and Chief Operating Officer of the Company.

(11) Represents options to purchase 350,000 shares of Common Stock granted to Mr. Chemerow in May 1997.

(12) Includes annual bonuses payable under the new employment agreement, which the Company and Mr. Bond entered into on July 1, 1998, and the original employment agreement, which the Company and Mr. Bond entered into in connection with the acquisition of Slash Corporation ("Slash"). See "Employment Agreements." These bonuses were earned in the year indicated, but a portion thereof was paid in the immediately subsequent year.

(13) Includes an annual bonus payable under the original employment agreement, which the Company and Mr. Bond entered into in connection with the acquisition of Slash. See "Employment Agreements." This bonus was earned in the year indicated, but paid in the immediately subsequent year.

(14) Includes options to purchase 30,000 shares of Common Stock granted to Mr. Gregor in May 1997 and options to purchase 40,000 shares of Common Stock granted to Mr. Gregor in December 1997.

     Option Grants Table. Shown below is information regarding grants of stock options under the Company's stock incentive plans to the Named Executive Officers during the fiscal year ended March 31, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                            --------------------------------------------------
                                          PERCENTAGE
                                           OF TOTAL                                   POTENTIAL REALIZABLE VALUE
                            NUMBER OF       OPTIONS                                   AT ASSUMED ANNUAL RATES OF
                            SECURITIES    GRANTED TO    EXERCISE                       STOCK PRICE APPRECIATION
                            UNDERLYING    EMPLOYEE IN    PRICE                            FOR OPTION TERMS(2)
                             OPTIONS        FISCAL        PER       EXPIRATION   -------------------------------------
                             GRANTED        YEAR(1)      SHARE         DATE          0%           5%           10%
                            ----------    -----------   --------    ----------   ----------   ----------   -----------
Thomas A. Heymann.........  2,250,000(3)     39.44%      $ 5.00(3)   02/08/09        --       $7,075,065   $17,929,603
                              250,000(3)      4.38%      $10.00(3)   02/08/09        --               --   $   742,178
                              250,000(3)      4.38%      $15.00(3)   02/08/09        --               --            --
                              250,000(3)      4.38%      $20.00(3)   02/08/09        --               --            --
David Chemerow............    100,000(4)      1.75%      $ 7.50      04/03/08        --       $  471,671   $ 1,195,306
Charles F. Bond...........    200,000(5)      3.51%      $ 6.75      08/04/08        --       $  849,007   $ 2,151,552

---------------
(1) During the fiscal year ended March 31, 1999, the Company granted options for an aggregate of 5,705,132 shares to its employees.

(2) Represents the product of (1) difference between (A) the product of the per-share fair market value at the time of grant compounded annually at the assumed rate of appreciation over the term of the option, and (B) the per-share exercise price of the option, and (ii) the number of shares underlying the grant at the fiscal year end.

(3) The option is exercisable in four equal annual installments commencing on February 8, 2000 at the following exercise prices: (i) 2,250,000 at $5.00 per share (the fair market value of the Common Stock on the date of grant),
    (ii) 250,000 at $10.00 per share, (iii) $250,000 at $15.00 per share, and
    (iv) 250,000 at $20.00 per share.

(4) The option is exercisable in four equal annual installments commencing on April 3, 1999.

(5) The option is exercisable in three equal annual installments commencing on June 29, 1999.

     Aggregated Option Exercises and Fiscal Year-End Option Value Table. Shown below is information relating to the exercise of stock options during the fiscal year ended March 31, 1999 for each of the Company's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                  SHARES                   UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                ACQUIRED ON    VALUE     OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END(1)
NAME                             EXERCISE     REALIZED   (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
----                            -----------   --------   ---------------------------   ---------------------------
Thomas A. Heymann.............      --          --                   0/3,000,000                      --
Ronald W. Chaimowitz..........      --          --           2,155,000/0                        $275,438/$0
Harry M. Rubin................      --          --             295,428/282,300                   $87,887/$0
David I. Chemerow.............      --          --              87,500/362,500                        --
Andrew Gregor.................      --          --             160,000/84,000                         --
Charles F. Bond...............      --          --              29,500/226,500                        --

---------------
(1) Market value of underlying shares of Common Stock, based on the average of the high and low sales price ($4.594), on March 31, 1999, minus the aggregate exercise price.

COMPENSATION OF DIRECTORS

     Each non-employee director of the Company is paid an annual retainer of $15,000 and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof he attends.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended March 31, 1999, the Company's Compensation Committee consisted of Joseph J. Cayre, Steven A. Denning, Jordan A. Levy and Alvin N. Teller. For certain transactions involving the Company and the members of the Compensation Committee or entities affiliated with such individuals, see "Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Ronald W. Chaimowitz, pursuant to which he would serve as President-Chief Executive Officer and/or Chairman of the Board of Directors of the Company, in each case as determined in the sole discretion of the Company's Board of Directors, for a five-year term ending on April 27, 2003. On April 28, 1998, Mr. Chaimowitz was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. The agreement provided that Mr. Chaimowitz's annual salary would be $550,000. Such base salary would be increased at the sole discretion of the Board of Directors, provided, however, that if the Company's net sales exceed $1 billion for any fiscal year ending during the term of his employment, Mr. Chaimowitz's base salary would be increased to an annual rate of $600,000. In addition, Mr. Chaimowitz would be eligible to receive bonuses and stock option grants at the discretion of the Board of Directors, provided that Mr. Chaimowitz would participate in the Company's senior executive bonus plan with a target bonus of 60% of his base salary. Mr. Chaimowitz would be entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, Mr. Chaimowitz agreed not to engage in any competitive business until the later of April 27, 2003 or, if his employment with the Company were terminated for disability, or other than for cause, or he were to resign for Good Reason (as defined in the agreement), then for so long as the Company continues to pay him severance payments pursuant to the agreement. If Mr. Chaimowitz's employment were not terminated prior to a Change of Control (as defined below), then his obligation not to engage in any competitive business would be limited to a period equal to the greater of (i) one year from the date of such Change of Control or (ii) the period during which he remains employed by the Company or its successor and parent company, if any. In addition, if, following a Change of Control, there would occur Good Reason (as defined in the agreement), Mr. Chaimowitz was not the President-Chief Executive Officer and/or Chairman of the Board of Directors of the Company or its successor and parent company, or if Mr. Chaimowitz's employment were terminated other than for cause, then Mr. Chaimowitz could, within 90 days of any such event, terminate his employment with the Company or its successor and parent company and in such case he would receive severance payments otherwise payable under the agreement with the same effect as if he were terminated without cause or resigned with Good Reason. Upon the happening of a Change of Control, or if Mr. Chaimowitz were terminated without cause, or for disability, or he were to resign for Good Reason, or upon his death, all options then held by Mr. Chaimowitz would immediately vest and become exercisable. For purposes of the agreement, the term Change of Control means any of the following: (a) any person, as that term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company, fiduciaries or trustees under the Company's employee benefit plan, members of the Cayre family, General Atlantic Partners, LLC , entities controlled or managed by General Atlantic Partners, LLC, or any entity more than 50% owned beneficially by any of the aforementioned), becomes the beneficial owner, directly or indirectly, of 50% or more of the voting power of the Company's then outstanding securities; (b) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company (and any new director approved by such persons), cease for any reason to constitute at least a majority of the Board of Directors; (c) the approval by the Company's stockholders of certain mergers or consolidations of the Company with any other entity; or (d) the approval by the Company's stockholders of a plan of complete liquidation of the Company or an agreement for the sale or distribution of all or substantially all of the Company's assets.

     On March 31, 1999, Mr. Chaimowitz left the employ of the Company. The Company paid Mr. Chaimowitz an amount of $1.4 million on that date in lieu of certain severance payment obligations under his existing employment agreement. Mr. Chaimowitz is entitled to receive additional severance payments in lieu of (and in the same amount as) his salary over the remainder of the term of such employment agreement.

     The Company has entered into an employment agreement with Thomas A. Heymann, pursuant to which he will serve as Chairman of the Board of Directors and Chief Executive Officer of the Company for a four-year term commencing on February 8, 1999. The agreement provides that Mr. Heymann's annual salary is $612,000. Such base salary will be increased annually by no less than 5%, and may be increased further at the sole discretion of the Board of Directors. In addition, Mr. Heymann is eligible to receive bonuses and stock option grants at the sole discretion of the Board of Directors or the applicable committee thereof, provided that Mr. Heymann will participate in the Company's senior executive bonus plan with a target bonus equal to 60% of his base salary and that for the fiscal year ending March 31, 2000, Mr. Heymann will receive a minimum guaranteed bonus of no less than $150,000. Mr. Heymann was granted options to purchase 3,000,000 shares of Common Stock and was paid a one time commencement bonus of $250,000. Mr. Heymann is entitled to participate in the employee benefit plans generally available to the Company's senior executives. With certain exceptions, Mr. Heymann has agreed not to engage in any competitive business for the term of his agreement. If his employment with the Company is terminated other than for cause, death, retirement, voluntary resignation or disability, or if he resigns for Good Reason (as defined in the agreement), then the Company will continue to pay him severance payments pursuant to the agreement. If, following a Change of Control (as defined above), Mr. Heymann resigns for Good Reason, or he is no longer Chairman of the Board of Directors and Chief Executive Officer of the Company, its successor or its parent, if any, or Mr. Heymann's employment by the Company, its successor or parent company, if any, is terminated for any reason other than cause, then, at any time within 90 days of such event, Mr. Heymann may terminate his employment with the Company, its successor or parent company, if any, and in such case he would receive severance payments otherwise payable to him under the agreement, as if he were terminated without cause or he resigned for Good Reason. Upon the happening of a Change of Control, or if Mr. Heymann's employment with the Company is terminated by the Company for any reason other than for cause, or if Mr. Heymann voluntarily resigns for Good Reason, then all options previously granted to him will immediately vest and become exercisable.

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

     The Company has entered into an amended employment agreement with David I. Chemerow, pursuant to which he serves as President and Chief Operating Officer of the Company for a three-year term ending on May 14, 2000. The agreement provides that Mr. Chemerow's annual salary is $360,000, that his base salary will be subject to discretionary increase by the Company's Board of Directors and that Mr. Chemerow will be eligible to receive annual bonuses not to exceed an amount equal to 50% of his base salary in effect at such time, in such amounts as determined by the Company's Chief Executive Officer and the Board of Directors. Mr. Chemerow is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, Mr. Chemerow has agreed not to engage in any competitive business until the later of May 14, 2000 or, if his employment with the Company is terminated for disability or other than for cause, then for so long as the Company continues to pay him severance payments pursuant to the agreement. If Mr. Chemerow's employment is not terminated prior to a Change of Control (as defined above), then his obligation not to engage in any competitive business is limited to a period equal to the greater of (i) two years from the date of such Change of Control or (ii) the period during which he remains employed by the Company or its successor and parent company, if any. If, following a Change of Control, (i) Mr. Chemerow's employment is terminated other than for cause (including a deemed termination as defined in the agreement) or (ii) Mr. Chemerow is required to relocate as described in the agreement, then at any time within 90 days of any such event, Mr. Chemerow may terminate his employment with the Company or its successor and parent company and in such case he will receive severance payments otherwise payable under the agreement with the same effect as if he were terminated without cause. Upon the happening of a Change of Control, or if Mr. Chemerow's employment is terminated without cause, all options then held by Mr. Chemerow will immediately vest and become exercisable.

     The Company has entered into a severance pay agreement with Andrew Gregor. The agreement terminates on the earlier of (i) the date the Company terminates his employment by written notice for any reason, (ii) the date he voluntarily resigns from his employment, or (iii) the date the agreement is superseded by any other written agreement between the Company and Mr. Gregor. Upon the termination of his employment with the Company, Mr. Gregor will receive severance payments payable under the agreement. The agreement was amended in October 1998 to provide that in the event of a change of control, the Company will terminate his employment and he will receive severance payments otherwise payable under the agreement with the same effect as if he were terminated for any reason other than for Cause (as defined in the agreement) or for Disability (as defined in the agreement). The amendment further provides that the Company will, on the earlier of (i) March 31, 1999 or (ii) the date the change of control becomes effective, waive all payments of principal and interest which are or will be due under Mr. Gregor's Amended and Restated Promissory Note date March 13, 1998 in the principal amount of $250,000. In March 1999, the Company further amended the severance pay agreement to, among other things, (i) extend his severance period (with benefits) to 18 months from the date of termination and (ii) extend the expiration date of his option agreement to the later of March 3, 2002 and the first anniversary of the date of termination.

     The Company has entered into an employment agreement with Charles F. Bond for a two-year term ending on June 30, 2000. The agreement also establishes a base salary of $375,000 per annum through June 30, 1999 and $400,000 per annum thereafter for the term of employment and provides that Mr. Bond will receive an annual bonus of $375,000 for the period ending June 30, 1999 and $400,000 for the period ending June 30, 2000. In addition, upon execution of his current employment agreement in August 1998, Mr. Bond was granted options to purchase 200,000 shares of Common Stock and was paid a one-time signing bonus of $100,000. Mr. Bond is entitled to participate in the Company's employee benefit plans generally available to the Company's senior executives. In addition, in connection with the purchase of Slash by the Company, as of June 23, 1995, the Company entered into a Non-Competition Agreement with Mr. Bond, pursuant to which he has agreed not to be involved in any competing business in the United States until the earlier of one year following termination without cause or June 23, 2000.

     Each of the employment agreements prohibits disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of June 15, 1999, concerning the Common Stock of the Company beneficially owned (i) by each director and each Named Executive Officer of the Company, (ii) by all directors and executive officers of the Company as a group, and (iii) by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                               SHARES BENEFICIALLY
                                                                     OWNED+
                                                              ---------------------
NAME                                                            SHARES      PERCENT
----                                                          ----------    -------
Joseph J. Cayre(1)..........................................  13,909,388     19.1
Jack J. Cayre(2)............................................   3,815,585      5.2
Stanley Cayre(3)............................................   8,843,923     12.1
Kenneth Cayre(4)............................................   8,825,135     12.1
Ronald W. Chaimowitz(5).....................................   2,865,582      3.8
General Atlantic Partners, LLC(6)...........................  13,428,525     17.0
  3 Pickwick Plaza, Greenwich, CT 06830
Steven A. Denning(7)........................................  13,428,525     17.0
William E. Ford(8)..........................................  13,428,425     17.0
Jordan A. Levy(9)...........................................      83,500        *
Harry M. Rubin(10)..........................................     315,228        *
Alvin N. Teller(11).........................................      47,500        *
Phillip J. Riese(12)........................................      20,500        *
Various trusts for the benefit of the children of Joseph J.
  Cayre.....................................................   6,380,000      8.8
  417 Fifth Avenue, New York, NY 10016
Various trusts for the benefit of the children of Stanley
  Cayre.....................................................   4,720,670      6.5
  417 Fifth Avenue, New York, NY 10016
Various trusts for the benefit of the children of Kenneth
  and Lillian Cayre.........................................   7,119,688      9.8
  417 Fifth Avenue, New York, NY 10016
David I. Chemerow(13).......................................     273,252        *
Andrew Gregor(14)...........................................     187,000        *
Charles F. Bond(15).........................................   2,105,796      2.8
Frank Herman(16)............................................     137,000        *
Michael A. Ryder(17)........................................     164,848        *
All executive officers and directors as a group (15
  persons)(18)..............................................  43,332,045     58.4

---------------
  + This table does not include (i) Thomas A. Heymann, Chairman of the Board of Directors and Chief Executive Officer of the Company, who joined the Company on February 8, 1999; (ii) John T. Baker IV, President and Chief Operating Officer of the Company, who joined the Company on April 26, 1999;
     (iii) Walter Parks, Chief Financial Officer and Senior Vice President of Finance and Administration of the Company, who joined the Company on May 18, 1999 and (iv) Richard Burns, who resigned from the Company on May 29, 1998. The Company has been informed that none of Messrs. Heymann, Baker or Parks beneficially owned any shares of Common Stock of the Company as of June 15, 1999.

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

 (2) Includes 105,000 shares held by Jack J. Cayre in grantor retained annuity trusts, 475,085 held by a charitable foundation for which he serves as trustee, and 305,500 shares subject to options exercisable within 60 days. Jack J. Cayre disclaims beneficial ownership of the shares held by such foundation.

 (3) Includes 4,720,670 shares in the aggregate held in various trusts for the benefit of Stanley Cayre's children, for which trusts his wife serves as trustee. Also includes 633,000 shares held by a charitable foundation for which Stanley Cayre and his wife serve as trustees. Stanley Cayre disclaims beneficial ownership of the shares held by such trusts and such foundation. Also includes 114,658 shares held by Stanley Cayre in a grantor retained annuity trust.

 (4) Includes 7,119,688 shares in the aggregate held in various trusts for the benefit of Kenneth and Lillian Cayre's children, for which trusts Lillian Cayre serves as trustee. Also includes 50,000 shares held by a charitable foundation for which Kenneth Cayre and Lillian Cayre serve as trustees. Kenneth Cayre disclaims beneficial ownership of the shares held by such trusts and such foundation. Also includes 41,242 shares held by Kenneth Cayre in a grantor retained annuity trust.

 (5) Includes 84,380 shares held in a trust for the benefit of Mr. Chaimowitz's daughter, for which trust Mr. Chaimowitz's wife serves as trustee. Mr. Chaimowitz disclaims beneficial ownership of such shares. Also includes 2,155,000 shares subject to options exercisable within 60 days.

 (6) Includes 4,184,545 shares held by General Atlantic Partners 16, L.P. ("GAP 16"), 2,092,273 shares held by General Atlantic Partners 19, L.P. ("GAP 19"), 647,707 shares held by GAP Coinvestment Partners, L.P. ("GAP Coinvestment") and 504,000 shares held by General Atlantic Partners II, L.P. ("GAP II"). The general partner of GAP 16, GAP 19 and GAP II is General Atlantic Partners, LLC, a Delaware limited liability company. The managing members of General Atlantic Partners, LLC are Steven A. Denning, David C. Hodgson, Stephen P. Reynolds, J. Michael Cline, William O. Grabe, William E. Ford, Nancy E. Cooper, Peter L. Bloom and Franchon M. Smithson. The same individuals are the general partners of GAP Coinvestment. Messrs. Denning and Ford, directors of the Company, are the Executive Managing Member and a managing member, respectively, of General Atlantic Partners, LLC and general partners of GAP Coinvestment. Messrs. Denning and Ford disclaim beneficial ownership of shares owned by GAP 16, GAP 19, GAP Coinvestment and GAP II, except to the extent of their respective pecuniary interests therein. Includes 6,000,000 shares of Common Stock which certain affiliates of General Atlantic Partners, LLC have the right to acquire upon conversion of 600,000 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share, acquired by such affiliates on February 23, 1999. Each share of Series A Convertible Preferred Stock is convertible at any time into ten shares of Common Stock at a conversion price of $5.00 per share. Does not include (i) warrants to purchase 500,000 shares of the Company's Common Stock acquired by affiliates of General Atlantic Partners, LLC on June 29, 1999 in connection with a commitment by such affiliates to lend an aggregate of $20 million to the Company on or before July 30, 1999 or (ii) warrants to purchase 1,500,000 shares of the Company's Common Stock acquired by affiliates of General Atlantic Partners, LLC on July 29, 1999 in connection with such lending.

 (7) Also includes 4,184,545 shares held by GAP 16, 2,092,273 shares held by GAP 19, 647,707 shares held by the GAP Coinvestment and 504,000 shares held by GAP II. Mr. Denning disclaims beneficial ownership of shares owned by GAP 16, GAP 19, GAP Coinvestment and GAP II, except to the extent of his respective pecuniary interests therein.

 (8) Also includes 4,184,545 shares held by GAP 16, 2,092,273 shares held by GAP 19, 647,707 shares held by GAP Coinvestment and 504,000 shares held by GAP
     II. Mr. Ford disclaims beneficial ownership of shares owned by GAP 16, GAP 19, GAP Coinvestment and GAP II, except to the extent of his respective pecuniary interests therein.

 (9) Includes 75,000 shares subject to options exercisable within 60 days.

(10) Represents 315,228 shares subject to options exercisable within 60 days.

(11) Includes 15,000 shares subject to options exercisable within 60 days.

(12) Includes 7,500 shares subject to options exercisable within 60 days.

(13) Includes 200,000 shares subject to options exercisable within 60 days.

(14) Includes 184,000 shares subject to options exercisable within 60 days.

(15) Includes 50,000 shares held by Mr. Bond's wife (as to which shares he disclaims beneficial ownership), 89,882 shares held in a grantor retained annuity trust, and 97,667 shares subject to options exercisable within 60 days.

(16) Includes 137,000 shares subject to options exercisable within 60 days.

(17) Includes 21,250 shares subject to options exercisable within 60 days. Also includes 21,450 shares which are held in escrow subject to certain indemnification rights of the Company.

(18) Does not include Mr. Chaimowitz, who left the employ of the Company on March 31, 1999, and Mr. Burns, who resigned from the Company on May 29, 1998. Includes an aggregate of 1,358,145 shares subject to options exercisable within 60 days. Also includes 21,450 shares which are held in escrow and subject to certain indemnification rights of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Leases. In May 1995, G.T. Interactive Software (Europe) Limited, the Company's European subsidiary, entered into a lease with respect to its principal executive offices with Marylebone 248 Realty LLC ("Marylebone 248"), an entity controlled by Joseph J. Cayre and Jack J. Cayre, an Executive Vice President and a director of the Company. This lease expires in 2020. During the fifteen months ended June 30, 1999, the Company paid approximately $333,080 in rent to Marylebone 248.

     Transactions with GoodTimes Home Video Corp. ("GTHV"). During the year ended December 31, 1996, the Company sold approximately $3,488,000 of software products to GTHV, a majority of whose stock is owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre, a stockholder and former director of the Company. In connection with the sales of such products, the Company had a receivable from GTHV for approximately $2,996,000 at December 31, 1997. In February 1998, $2,869,000 of such receivable was paid. The balance due the Company remained open as of June 30, 1999.

     GTHV also performs certain assembly and packaging services for the Company. During the fifteen months ended June 30, 1999, the Company charged to operations approximately $1,254,000 in fees for such services.

     REPS Agreement. In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. REPS provides such services to the Company as well as to third parties not affiliated with the Cayre family. The Company had an agreement with REPS pursuant to which REPS supplied such services, at its cost, which expired on December 31, 1997. Until June 28, 1999, the Company operated on a month to month basis under the terms of the expired agreement, and on June 28. 1999 the Company entered into a new agreement with REPS effective as of May 1, 1999. During the fifteen months ended June 30, 1999, the Company charged to operations approximately $5,186,000 in fees to REPS.

     Travel Services. The Company occasionally hires JT Aviation Corp. ("JTAC"), a company owned by Joseph J. Cayre, and Excel Aire Service, Inc. ("Excel") to provide business travel services for its officers and employees. Excel leases its planes from JTAC. Excel is not owned in whole or in part by any member of the Cayre family. JTAC and Excel provide air travel to the Company at an hourly rate and on an as needed as available basis. During the fifteen months ended June 30, 1999, the Company paid approximately $235,000 and $347,000 to JTAC and Excel, respectively.

     Transactions with ClientLogic. The Company has entered into agreements with ClientLogic pursuant to which ClientLogic (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a per service basis. Both agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. Pursuant to their terms, the agreements have been renewed on a month to month basis since the expiration of the agreement providing for customer support service on December 17, 1996 and the expiration of the agreement providing for the fulfillment service on August 2, 1997. During the fifteen months ended June 30, 1999, the Company paid approximately $252,000 in fees to ClientLogic. Jordan A. Levy is Vice Chairman of ClientLogic. During the fifteen months ended June 30, 1999, the Company paid $10,000 to Jordan A. Levy for consulting services.

     Purchases of Computer Equipment. From time to time, the Company purchases computer equipment from and sells computer software to RCS Computer Experience, LLC ("RCS"). In June 1998, Rockwell Computer Services, LLC, a company controlled by Joseph J. Cayre, purchased approximately a 70% interest in RCS. During the fifteen months ended June 30, 1999, the Company paid approximately $24,000 to RCS and generated approximately $54,000 in net revenues from RCS.

     Leasing Transactions. The Company has entered into agreements with an unaffiliated leasing company for computer equipment. This leasing company purchases computer equipment from various vendors including RCS. During the fifteen months ended June 30, 1999, the leasing company paid approximately $231,000 to RCS for equipment leased by the Company.

     The Company believes that the terms of the foregoing transactions are no less favorable to the Company than could be obtained by the Company from unrelated parties on an arm's-length basis.

     Gregor Loan. On August 31, 1996, the Company extended a loan to Andrew Gregor in the principal amount of $250,000. Such loan accrued interest at the rate of 6.15% per annum and was amended in March 1998 to extend the maturity date from August 31, 1998 to August 31, 2000. In October 1998, the Company amended a severance pay agreement with Mr. Gregor to provide that the Company would, on the earlier of (i) March 31, 1999 or (ii) the date the change of control becomes effective, waive all payments of principal and interest which would be due under the loan.

     SingleTrac Loans. The Company has extended non-interest bearing loans to three employees of the Company who were former stockholders of SingleTrac, including Michael A. Ryder, Senior Vice President of the Domestic Frontline Division of the Company. The principal amount of each such loan is $100,000. Such loans become due and payable at the earliest of the sale of their stock of the Company, in November 1999 or six months following termination of the borrowers' respective employment with the Company. Each of the borrowers has pledged 20,000 shares of the Company's Common Stock, as collateral security for the loans.

     Transactions with General Atlantic and the Cayre Family. On February 23, 1999, certain partnerships affiliated with General Atlantic Partners, LLC (together with its affiliates, "General Atlantic") purchased from the Company 600,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $30.0 million. These shares of Preferred Stock are convertible into 6.0 million shares of the Company's common stock at a conversion price of $5.00 per share.

     On June 29, 1999, as a further condition to the agreement by the Company's lenders to amend the Company's $125 million credit facility (the "New Credit Agreement"), the Company received Commitments from General Atlantic and certain members of the Cayre family (together with General Atlantic, the "Junior Debtholders") to loan to the Company an aggregate of $30.0 million (the "Junior Debt"). Certain members of the Cayre family and affiliates of General Atlantic own, in the aggregate, a significant percentage of the Company's Common Stock. The Junior Debt would be made available to the Company on or before July 30, 1999. Of the $30.0 million which the Junior Debtholders are obligated to loan the Company, $20.0 million would be funded by General Atlantic and $10.0 million would be funded by the Cayre family. The Junior Debt would be evidenced by promissory notes (the "Notes") from the Company to the Junior Debtholders. The Company will use the borrowings under the Notes to prepay a portion of the amount borrowed under the New Credit Agreement, which may be reborrowed.

     To induce General Atlantic to enter into the Commitments, the Company amended the terms of the Certificate of Designation designating its Series A Convertible Preferred Stock to provide that in the event of a change of control, the holders of the Preferred Stock will receive, before any payment or distribution is made on any other equity securities of the Company, an amount equal to the liquidation preference set forth in the Certificate of Designation plus all accrued and unpaid dividends thereon to the date fixed for such change of control. Further, the Company issued to General Atlantic warrants (the "Commitment Warrants") to purchase, at an exercise price equal to $0.01 per share, an aggregate of 500,000 shares (subject to anti-dilution adjustments) of the Company's Common Stock. The Cayre family has granted to General Atlantic an option to purchase a total of 1,500,000 shares of Common Stock owned by them. One-third of the Commitment Warrants will be credited against this option. Concurrently with the issuance of the Commitment Warrants, the Company will amend the Registration Rights Agreement, dated February 23, 1999, between the Company and General Atlantic, to extend those registration rights to the shares of Common Stock issuable upon exercise of the Commitment Warrants and any additional warrants issued to General Atlantic, as described below.

     The Notes will mature on July 30, 2000 (the "Maturity Date") and will bear cumulative interest, compounding quarterly, at the rate of 9% per year until January 1, 2000, on which date the rate will increase to 12% per year. All accrued and unpaid interest will be due and payable in cash on the earlier of
(i) the Maturity Date and (ii) the first business day after the Line has been repaid in full. In the event of a change in control of the Company, the Company is required to prepay the aggregate unpaid principal amount of the Notes plus all accrued and unpaid interest thereon. After the amount borrowed under the New Credit Agreement has been repaid in full, the Company may prepay the Notes in whole or in part. The Notes, including all unpaid principal of and interest thereunder, will be subordinate and junior in right of payment to all amounts owed under the New Credit Agreement, as amended.

     On July 29, 1999, the Junior Debtholders funded the Junior Debt and the Company issued the Notes to the Junior Debtholders. Concurrently with the issuance of the Notes, the Company issued to General Atlantic warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 1,500,000 shares of the Company's Common Stock.

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

                                          GT INTERACTIVE SOFTWARE CORP.

                                          By:     /s/ THOMAS A. HEYMANN

                                            ------------------------------------
                                            Name: Thomas A. Heymann
                                            Title:   Chairman of the Board of
                                                     Directors and Chief
                                                     Executive Officer
                                              Date:   July 29, 1999