Form 10-Q
period 1999-06-30
GT INTERACTIVE SOFTWARE CORP
filed 1999-08-16
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------
                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999         Commission File No. 0-27338

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

                           Yes      X                No
                                  ----                    ----

         As of August 10, 1999, there were 72,971,165 shares of the registrant's Common Stock outstanding.

                          GT INTERACTIVE SOFTWARE CORP.
                   JUNE 30, 1999 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                                                                                                    Page
Item 1.         Financial Statements (Unaudited):

                Consolidated Condensed Balance Sheets as of March 31, 1999 (audited)  and June         3
                30, 1999

                Consolidated Statements of Operations for the Three Months Ended
                June 30, 1998 and 1999                                                                 4

                Consolidated Statements of Comprehensive Income for the Three Months Ended June
                30, 1998 and 1999                                                                      5

                Consolidated Statements of Cash Flows for the Three Months Ended
                June 30, 1998 and 1999                                                                 6

                Notes to the Consolidated Financial Statements                                         7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                             13


PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                      20

Item 2.         Changes in Securities and Use of Proceeds                                              20

Item 6.         Exhibits and Reports on Form 8-K                                                       21

Signatures                                                                                             22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             MARCH 31,         JUNE 30,
                                                                                             ---------         --------
                                                                                                1999            1999
                                                                                                ----             ----
ASSETS
Current assets:
   Cash, cash equivalents and short-term investments                                          $  13,512       $   7,830
   Receivables, net                                                                             185,042         181,559
   Inventories, net                                                                             131,889         131,808
   Income taxes receivable                                                                        1,973           1,973
   Other current assets                                                                          58,284          66,483
                                                                                              ---------       ---------
        Total current assets                                                                    390,700         389,653
Property and equipment, net                                                                      36,808          36,974
Goodwill, net                                                                                    34,194          33,019
Deferred income taxes
                                                                                                 12,664          12,664
Other assets                                                                                     13,249          13,393
                                                                                              ---------       ---------
        Total assets                                                                          $ 487,615       $ 485,703
                                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $ 152,556       $ 170,545
   Accrued liabilities                                                                           84,205          59,136
   Revolving credit facility                                                                         --         109,500
   Royalties payable                                                                             18,515          15,138
   Income taxes payable                                                                           2,569           1,402
   Other current liabilities
                                                                                                  1,085           1,507
                                                                                              ---------       ---------
        Total current liabilities                                                               258,930         357,228
Long-term debt                                                                                   98,750              --
Other long-term liabilities                                                                       2,802           2,674
                                                                                              ---------       ---------
        Total liabilities                                                                       360,482         359,902
                                                                                              ---------       ---------

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par, 5,000,000 shares authorized,
600,000 shares of Series A Convertible Preferred stock issued and outstanding,
stated at liquidation preference of $50.00 per share                                             30,000          30,000
Common stock, $0.01 par, 150,000,000 shares authorized, 72,775,868 and 72,937,476 shares
   issued and outstanding, respectively                                                             727             729
Additional paid-in capital                                                                      161,073         164,228
Retained earnings (deficit)                                                                     (64,667)        (69,156)
                                                                                              ---------       ---------
        Total stockholders' equity                                                              127,133         125,801
                                                                                              ---------       ---------
        Total liabilities and stockholders' equity                                            $ 487,615       $ 485,703
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended
                                                                        June 30,
                                                                        --------
                                                                  1998           1999
                                                                  ----           ----
                                                                      (unaudited)
Net revenues                                                   $ 116,391      $ 121,325
Cost of goods sold                                                55,898         62,143
Selling and distribution expenses                                 26,460         33,876
General and administrative expenses                               12,453         11,761
Research and development                                          16,597         16,366
Amortization of goodwill                                             871            888
                                                               ---------      ---------
     Operating income (loss)                                       4,112         (3,709)
Interest and other expense, net                                    1,176          2,252
                                                               ---------      ---------
     Income (loss) before income taxes                             2,936         (5,961)
Provision for (benefit from) income taxes                          1,133         (2,109)
                                                               ---------      ---------
    Net income (loss) before dividends on preferred stock          1,803         (3,852)

Less dividends on preferred stock                                     --            600
                                                               ---------      ---------
    Net income (loss) attributable to common stockholders      $   1,803      $  (4,452)



Basic net income (loss) per share                              $    0.03      $   (0.06)

    Weighted average number of shares outstanding                 68,056         72,869

Diluted net income (loss) per share                            $    0.03      $   (0.06)

    Weighted average number of shares outstanding                 68,988         72,869


  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                  Three Months Ended
                                                        June 30,
                                                        --------
                                                   1998         1999
                                                   ----         ----
                                                      (unaudited)

Net income (loss)                                $ 1,803      $ (3852)

Other comprehensive income:
   Foreign currency translation adjustments          376         (636)

                                                 =======      =======
Comprehensive income (loss)                      $ 2,179      $(4,488)
                                                 =======      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Three Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                       1998            1999
                                                                                       ----            ----
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $  1,803        $(3,852)
  Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                    3,244          4,095
       Deferred income taxes                                                            1,159         (2,510)
       Deferred income                                                                     16           (118)
       Changes in operating assets and liabilities:
          Receivables, net                                                            (27,310)         2,812
          Inventories, net                                                             (4,073)          (269)
          Royalty advances                                                              1,085          1,210
          Due to related party                                                            (46)           541
          Prepaid expenses and other current assets                                       251         (3,369)
          Accounts payable                                                              6,557         17,737
          Accrued liabilities                                                            (658)       (25,390)
          Royalties payable                                                            (8,598)        (3,379)
          Income taxes payable                                                         (1,605)        (1,020)
          Income taxes receivable                                                      (1,433)            --
          Long-term liabilities                                                            88           (128)
          Other                                                                          (672)          (121)
                                                                                     --------       --------
             Net cash used in operating activities                                    (30,192)       (13,761)
                                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (5,824)        (3,698)
                                                                                     --------       --------
             Net cash used in investing activities                                     (5,824)        (3,698)
                                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit facility, net                                      26,600         10,750
  Proceeds from exercise of stock options                                                 348            345
                                                                                     --------       --------
             Net cash provided by financing activities                                 26,948         11,095
                                                                                     --------       --------

  Effect of exchange rates on cash and cash equivalents                                   504            682
                                                                                     --------       --------
  Net decrease in cash and cash equivalents                                            (8,564)        (5,682)
  Cash and cash equivalents - beginning of period                                      17,224         13,407
                                                                                     ========       ========
  Cash and cash equivalents - end of period                                          $  8,660       $  7,725
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying interim consolidated financial statements of GT Interactive Software Corp. and its subsidiaries (the "Company") are unaudited, but in the opinion of management, reflect all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

Reclassifications

         Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

Net Income Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans, including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method.

Fiscal Year

         Effective January 1, 1998, the Company changed its fiscal year end from December 31 to March 31.

NOTE 2 - ACQUISITIONS

         In January 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop Direct Limited, for approximately $0.4 million in cash. This transaction was accounted for as a purchase.

         In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which $5.4 million was cash and the balance of the purchase price was the issuance of 0.7 million newly issued shares of the Company's common stock, par value $0.01 per share ("Common Stock"), and the assumption of approximately 0.3 million stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with the applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, $11.0 million of acquisition cost was expensed in the fourth quarter of 1997. In connection with the reorganization of the Company's Frontline business, the Company wrote-off $3.3 million of goodwill relating to SingleTrac in the quarter ended March 31, 1999.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



NOTE 2 - ACQUISITIONS (CONTINUED)

         In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 2.3 million newly issued shares of the Company's Common Stock and approximately 0.6 million stock options to purchase the Company's Common Stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM and therefore OZM is accounted for as a discontinued operation. This resulted in an anticipated loss from discontinued operations of $19.0 million which includes a provision of $5.0 million for operating losses during the phase-out period. OZM is valued at anticipated sales proceeds less losses to be incurred through the date of sale. The net assets of $1.0 million is included in prepaid expenses and other current assets.

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


NOTE 3 - INVENTORIES, NET

         Inventories consist of the following:

                     March 31,     June 30,
                      1999          1999
                      ----          ----
                        (in thousands)

Finished goods      $127,695      $126,958

Raw materials          4,194         4,850
                    --------      --------

                    $131,889      $131,808
                    ========      ========

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         On January 21, 1997, the Company entered into a revolving credit agreement (as amended, the "Old Credit Agreement") with certain banks, expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

         Simultaneously, on September 11, 1998, the Company entered, with First Union National Bank, as agent for a syndicate of banks, into a new revolving credit agreement (the "New Credit Agreement") expiring on September 11, 2001. Under the New Credit Agreement, the Company can borrow up to $125 million (the "Line"), depending on the borrowing base. These borrowings have been used to refinance indebtedness under the Old Credit Agreement and will be used for ongoing working capital requirements, letters of credit and other general corporate purposes, including permitted acquisitions. Borrowing is limited to a percentage of domestic accounts receivable and inventory, and is secured by these and certain other assets.

         On June 29, 1999, the Company and the banks amended the New Credit Agreement to increase the Company's borrowing base by an additional $20 million until March 31, 2000 and to remove certain financial covenants under the New Credit Agreement. The Company anticipates that under the New Credit Agreement, as amended, substantially all of the Line should be available to the Company through March 31, 2000. The termination date of the New Credit Agreement, as amended, has been changed to June 30, 2000. Under the New Credit Agreement, as amended, the borrowings bear interest at either the bank's reference rate (which is generally equivalent to the published prime rate) plus 2.5% or LIBOR plus 4% and the Company pays, on the unused portion of the Line, a commitment fee of 0.50% per annum. The amended New Credit Agreement also requires maintenance of certain EBITDA levels and limits on capital expenditure amounts. To induce the banks to amend the New Credit Agreement, the Company paid the banks an amendment fee of 1.75% on the existing Line, as well as certain arrangement fees and annual agent fees. As an additional inducement, the Company issued the banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 850,000 shares of the Company's Common Stock with varying vesting schedules for exercisability. Of these, warrants to purchase 375,000 shares of Common Stock were immediately exercisable and warrants to purchase the remaining 475,000 shares of Common Stock will become exercisable only upon the occurrence of certain events. At June 30, 1999, the Company had outstanding debt of approximately $109.5 million, representing borrowings under the New Credit Agreement and letters of credit amounting to approximately $4.8 million.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On February 23, 1999, certain partnerships affiliated with General Atlantic Partners, LLC (together with its affiliates, "General Atlantic") purchased from the Company 0.6 million shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $30.0 million. These shares of Preferred Stock are convertible into 6.0 million shares of the Company's Common Stock at a conversion price of $5.00 per share.

         On June 29, 1999, as a further condition to the banks' agreement to amend the New Credit Agreement, the Company received commitments from General Atlantic and certain members of the Cayre family (together with General Atlantic, the "Junior Debtholders") to loan to the Company an aggregate of $30.0 million (the "Junior Debt"). Certain members of the Cayre family and affiliates of General Atlantic own, in the aggregate, a significant percentage of the Company's Common Stock. Of the $30.0 million of Junior Debt, $20.0 million was funded by General Atlantic and $10.0 million was funded by the Cayre family in July 1999. The Junior Debt is evidenced by promissory notes (the "Notes") from the Company to the Junior Debtholders. The Company used the borrowings under the Notes to prepay a portion of the Line, which may be reborrowed.

         To induce General Atlantic to enter into the commitments, the Company has amended the terms of the Certificate of Designation designating its Series A Convertible Preferred Stock to provide that in the event of a change of control, the holders of the Preferred Stock will receive, before any payment or distribution is made on any other equity securities of the Company, an amount equal to the liquidation preference set forth in the Certificate of Designation plus all accrued and unpaid dividends thereon to the date fixed for such change of control. Further, the Company issued to General Atlantic warrants (the "Commitment Warrants") to purchase, at an exercise price equal to $0.01 per share, an aggregate of 500,000 shares (subject to anti-dilution adjustments) of the Company's Common Stock.

         The Cayre family has granted to General Atlantic an option to purchase a total of 1,333,333 shares of Common Stock owned by them. In addition, the Company will amend the Registration Rights Agreement, dated February 22, 1999 (the "Registration Rights Agreement"), between the Company and General Atlantic, to extend those registration rights to the shares of Common Stock issuable upon exercise of the Commitment Warrants and any additional warrants issued to General Atlantic, as described below. The Notes will mature no later than July 29, 2000 (the "Maturity Date") and will bear cumulative interest, compounding quarterly, at the rate of 9% per year until January 1, 2000, on which date the rate will increase to 12% per year. All accrued and unpaid interest will be due and payable in cash on the earlier of (i) the Maturity Date and (ii) the first business day after the Line has been repaid in full. In the event of a change in control of the Company, the Company is required to prepay the aggregate unpaid principal amount of the Notes plus all accrued and unpaid interest thereon. After the Line has been repaid in full, the Company may prepay the Notes in whole or in part. The Notes, including all unpaid principal of and interest thereunder, will be subordinate and junior in right of payment to all amounts owed under the New Credit Agreement, as amended. Concurrently with the issuance of the Notes, the Company issued to the Junior Debtholders warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 1,500,000 shares of the Company's Common Stock. The Cayre family assigned their prorata share of the warrants to General Atlantic. Under certain circumstances, the Company may be obligated to issue additional warrants to the Junior Debtholders.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in New York Supreme Court claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment. Pursuant to a preliminary conference order dated February 11, 1998, the parties had until year end 1998 to conduct discovery. On September 17, 1998, however, Scavenger's counsel filed a motion seeking to be relieved as counsel, which the Court granted on October 6, 1998. At a November 12, 1998 preliminary conference, another attorney appeared as Scavenger's prospective new counsel, subject to further discussions with Scavenger. New counsel thereafter filed a notice of appearance in the case. At a December 1, 1998 compliance conference, the Court reissued a discovery order, whereby discovery was to be completed by July 30, 1999. At a June 30, 1999 conference, the Court extended the discovery deadline until September 15, 1999. At an August 5, 1999 conference the Court maintained those deadlines but scheduled another compliance conference for September 7, 1999 at which time those deadlines might be reconsidered. Scavenger has now moved for partial summary judgment on its first two causes of action for remaining advances ($4.3 million), and the Company has opposed that motion and asked the court to dismiss those two claims with prejudice. Scavenger has moved to amend the complaint adding claims of fraud and prima facie tort seeking punitive damages; the proposed amended complaint seeks $60 million and $100 million on the fraud claims and $10 million in punitive damages on the prima facie tort claim. The Company has, at once, opposed the motion to amend and cross moved to dismiss the additional claims if leave to amend is granted. The Company intends to vigorously defend this action and pursue its counterclaim.

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


         On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business; companies that produced or distributed the movie "The Basketball Diaries;" and companies that allegedly provide obscene internet content. The complaint alleges, with respect to the Company and other videogame corporations, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately ten other videogame corporations have entered into a joint defense agreement, and have retained counsel. The Court has stayed all discovery pending the briefing of motions to discuss the complaint; reply briefs are due November 23, 1999. The Company intends to vigorously defend this action.

         Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          Three Months Ended
                                                                               June 30,
                                                                               --------
                                                                           1998        1999
                                                                           ----        ----
                                                                             (in thousands)

Warrants issued in connection with New Credit Agreement, as amended          --      $2,813
Cash paid for income taxes                                               $4,525       2,611
Cash paid for interest                                                      813       2,066

NOTE 6 - RESTRUCTURING RESERVES

         Restructuring charges of approximately $17.5 million, recorded in the fourth quarter of fiscal 1999, relate to a reorganization of the Company's frontline publishing business, contemplated relocation of corporate headquarters to California and outsourcing of the Company's distribution function. Management expects to complete the reorganization by March 31, 2000. The following table sets forth adjustments to the restructuring reserve:


                                Balance,         Payments       Balance,
                                March 31,                       June 30,
                                 1999                             1999
                            ----------------  --------------   ------------
Severance                             $8,357           $(301)       $7,792
Transition rent                          635               -           635
                            ----------------  ---------------  -----------
                                      $8,992           $(301)       $8,692
                            ----------------  ---------------  -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, world-wide business and industry conditions, adoption of new hardware systems, product delays, software development requirements and their impact on product launches, company customer relations and other risks and factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission including, but not limited to, the factors described on pages 9 through 15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

OVERVIEW

         The Company develops, publishes and distributes interactive entertainment software for the children's education ("edutainment"), leisure entertainment and gaming enthusiast's markets for a variety of platforms. The Company employs a portfolio approach to achieve a broad base of published products across most major consumer software categories. Since it commenced operations in February 1993, the Company has experienced rapid growth and its product and customer mix has changed substantially.

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

         The Company develops and publishes products for multiple platforms, and this diversification continues to be a cornerstone of the Company's strategy. As evidenced by the strong sales of these platforms, the Company believes that significant growth opportunities exist across a variety of next generation hardware platforms, in particular PlayStation ("PSX"), for which the Company continues to create software products.

         There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for front-line titles has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or story-lines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company is determined to achieve a balance between internal and external development, alliances and acquisitions, and to reduce its relative dependence on third-party developers.

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

         In 1998, the Company acquired OZM, an Internet entertainment company, Reflections and Legend, developers of entertainment software, and Homesoft, a distributor of entertainment software. Financial results of these companies have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition. At March 31, 1999, the Company intended to sell OZM, and therefore OZM was accounted for as a discontinued operation. Except for OZM, these acquisitions did not have a material impact on the financial condition or the results of operations of the Company in the year acquired.

         The consumer software industry is seasonal. Net revenues are typically highest during the fourth calendar quarter. This seasonality is primarily a result of the increased demand for consumer software during the year-end holiday buying season.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the three months ended June 30, 1998 and 1999.

                                                                   THREE MONTHS
                                                                  ENDED JUNE 30,

                                                                1998        1999
                                                                ----        ----
Net revenues                                                    100.0 %     100.0 %
Cost of goods sold                                               48.0        51.2
Selling and distribution expenses                                22.7        27.9
General and administrative expenses                              10.7         9.7
Research and development                                         14.3        13.5
Amortization of goodwill                                          0.7         0.7
                                                               ------       ------
     Operating income (loss)                                      3.6        (3.1)
Interest and other expense, net                                   1.0         1.9
                                                               ------       ------
     Income (loss) before income taxes                            2.6        (4.9)
Provision for (benefit from) income taxes                         1.0        (1.7)
                                                               ------       ------
    Net income (loss) before dividends on preferred stock         1.6        (3.2)
Less dividends on preferred stock                                  --          0.5
                                                               ------       ------
    Net income (loss) attributable to common stockholders         1.6%        (3.7)%
                                                               ======       ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net revenues for the three months ended June 30, 1999 ("1999") increased approximately $4.9 million, or 4.2%, to $121.3 million from $116.4 million in the three months ended June 30, 1998 ("1998"). This growth in net revenues was primarily attributable to an 18% increase in frontline publishing revenues, which includes both domestic and international frontline, to $50.9 million in 1999 from $43.2 million in 1998, and a 103% increase in children's publishing to $6.8 million in 1999 from $3.4 million in 1998. This was offset by a 20% decrease in leisure publishing net revenues to $8.2 in 1999 from $10.2 million in 1998 and a 7% decrease in distribution net revenues to $55.5 million in 1999 from $59.6 million in 1998.

         The increase in revenues of frontline publishing is primarily due to the release of Driver for PSX, and Total Annihilation: Kingdoms for the PC. International frontline publishing revenues rose 40%, from $23.4 million in 1998 to $32.7 million in 1999, while domestic frontline publishing revenues decreased 8% in 1999 from $19.8 million in 1998 to $18.1 million in 1999. The increase in Children's publishing is primarily due to the continued strong sales of Blue's Clues related titles. Leisure publishing net revenues are down due to the slippage of certain new releases into future quarters. Distribution net revenues decreased primarily because Wal-Mart began purchasing consumer software direct from several publishers whose software was previously sold to Wal-Mart through the Company.

         Cost of goods sold for 1999 increased approximately $6.2 million, or 11.2%, to $62.1 million from $55.9 million in 1998. Cost of goods sold as a percentage of net revenues increased to 51.2% in 1999 as compared to 48.0% in 1998. The increase, as a percentage of net revenues, was due primarily to the increased sale of console products, which generally have a higher overall cost than PC products. The Company's revenues from console products, as a percentage of frontline revenues, increased in 1999 to 66% from 41% in 1998.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During 1999 these expenses increased approximately $7.4 million, or 28.0%, to $33.9 million from $26.5 million in 1998. Selling and distribution expenses as a percentage of net revenues for 1999 increased to 27.9% as compared to 22.7% in 1998. The increase, as a percentage of net revenues, was primarily attributable to the increase of advertising worldwide to support the new and existing releases of the Company's published products and increased cooperative advertising. Continued inefficiencies in the Company's warehousing operations and the incremental additional expense of trade shows in 1999 contributed to the increase in selling and distribution expenses in 1999.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 1999 decreased approximately $0.7 million, or 5.6%, to $11.8 million from $12.5 million in 1998. General and administrative expenses as a percentage of net revenues decreased to 9.7% in 1999 from 10.7% in 1998. This decrease was due to general corporate expense reductions.

         Research and development primarily includes payment for royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title, such as salaries and related costs. These expenses in 1999 decreased approximately $0.2 million, or 1.4%, to $16.4 million from $16.6 million in 1998. Research and development as a percentage of net revenues decreased to 13.5% in 1999 from 14.3% in 1998. The decrease is primarily due to the Company entering into fewer contracts with external developers than in 1998, partially offset by increased spending on internally developed products. Research and development of the Company's internal development studios, which, during the relevant periods, primarily included Cavedog Entertainment, Humongous, Legend Entertainment and Reflections increased from $7.1 million in 1998 to $10.7 million in 1999.

         Interest and other expense, net, increased approximately $1.1 million during 1999 to $2.3 million from $1.2 million in 1998. This increase was primarily attributable to the increase in interest costs associated with increased borrowings under the New Credit Agreement.

         The Company's effective tax rate for 1999 was 35% compared to 39% in 1998. This decreased rate was attributable to higher international tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company's working capital was $32.4 million compared to $131.8 million at March 31, 1999. The decrease is primarily attributable to the classification of $109.5 million of borrowings under the New Credit Agreement to current liabilities. Cash and cash equivalents were $7.7 million at June 30, 1999 compared to $13.4 million at March 31, 1999.

         The primary source of cash during the three months ended June 30, 1999 was cash provided by financing activities of $11.1 million. These externally generated funds and the existing cash balance at March 31, 1999 of $13.4 million were primarily used to fund prepaid expenses and other current assets of $3.4 million, royalties of $3.4 million and the purchase of property and equipment of $3.7 million. The increase in prepaid expenses and other current assets was due to the capitalization of amendment fees, certain arrangement fees and annual agent fees in connection with the New Credit Agreement. The increase in property and equipment is primarily due to additional investments in computer hardware and software and leasehold improvements. Payables increased by $17.7 million as a result of slower payment. Accrued liabilities decreased by $25.4 million primarily as a result of actual returns exceeding accrued returns and because certain accruals were either paid or became payable.

         On January 21, 1997, the Company entered into a revolving Credit Agreement (as amended, the "Old Credit Agreement") with certain banks expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

          Simultaneously, on September 11, 1998, the Company entered, with First Union National Bank, as agent for a syndicate of banks, into a new revolving Credit Agreement (the "New Credit Agreement") expiring on September 11, 2001. Under the New Credit Agreement, the Company can borrow up to $125 million (the "Line"), depending on the borrowing base. Borrowing is limited to a percentage of domestic accounts receivable and inventory, and is secured by these and certain other assets.

         On June 29, 1999, the Company and the banks amended the New Credit Agreement to increase the Company's borrowing base by an additional $20 million until March 31, 2000 and to remove certain financial covenants under the New Credit Agreement. The Company anticipates that under the New Credit Agreement, as amended, substantially all of the Line should be available to the Company through March 31, 2000. The termination date of the New Credit Agreement, as amended, has been changed to June 30, 2000. Under the New Credit Agreement, as amended, the borrowings bear interest at either the bank's reference rate (which is generally equivalent to the published prime rate) plus 2.5% or LIBOR plus 4% and the Company pays, on the unused portion of the Line, a commitment fee of 0.50% per annum. The amended New Credit Agreement also requires maintenance of certain EBITDA levels and limits on capital expenditure amounts. To induce the banks to amend the New Credit Agreement, the Company paid the banks an amendment fee of 1.75% on the existing Line, as well as certain arrangement fees and annual agent fees. As an additional inducement, the Company issued the banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 850,000 shares of the Company's Common Stock with varying vesting schedules for exercisability. Of these, warrants to purchase 375,000 shares of Common Stock were immediately exercisable and warrants to purchase the remaining 475,000 shares of Common Stock will become exercisable only upon the occurrence of certain events. At June 30, 1999, the Company had outstanding debt of approximately $109.5 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $4.8 million.

         On February 23, 1999, certain partnerships affiliated with General Atlantic Partners, LLC (together with its affiliates, "General Atlantic") purchased from the Company 0.6 million shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $30.0 million. These shares of Preferred Stock are convertible into 6.0 million shares of the Company's Common Stock at a conversion price of $5.00 per share.

         On June 29, 1999, as a further condition to the banks' agreement to amend the New Credit Agreement, the Company received commitments from General Atlantic and certain members of the Cayre family (together with General Atlantic, the "Junior

Debtholders") to loan to the Company an aggregate of $30.0 million (the "Junior Debt"). Certain members of the Cayre family and affiliates of General Atlantic own, in the aggregate, a significant percentage of the Company's Common Stock. Of the $30.0 million of Junior Debt, $20.0 million was funded by General Atlantic and $10.0 million was funded by the Cayre family in July 1999. The Junior Debt is evidenced by promissory notes (the "Notes") from the Company to the Junior Debtholders. The Company used the borrowings under the Notes to prepay a portion of the Line, which may be reborrowed.

         To induce General Atlantic to enter into the commitments, the Company has amended the terms of the Certificate of Designation designating its Series A Convertible Preferred Stock to provide that in the event of a change of control, the holders of the Preferred Stock will receive, before any payment or distribution is made on any other equity securities of the Company, an amount equal to the liquidation preference set forth in the Certificate of Designation plus all accrued and unpaid dividends thereon to the date fixed for such change of control. Further, the Company issued to General Atlantic warrants (the "Commitment Warrants") to purchase, at an exercise price equal to $0.01 per share, an aggregate of 500,000 shares (subject to anti-dilution adjustments) of the Company's Common Stock.

         The Cayre family has granted to General Atlantic an option to purchase a total of 1,333,333 shares of Common Stock owned by them. In addition, the Company will amend the Registration Rights Agreement, dated February 22, 1999 (the "Registration Rights Agreement"), between the Company and General Atlantic, to extend those registration rights to the shares of Common Stock issuable upon exercise of the Commitment Warrants and any additional warrants issued to General Atlantic, as described below. The Notes will mature no later than July 29, 2000 (the "Maturity Date") and will bear cumulative interest, compounding quarterly, at the rate of 9% per year until January 1, 2000, on which date the rate will increase to 12% per year. All accrued and unpaid interest will be due and payable in cash on the earlier of (i) the Maturity Date and (ii) the first business day after the Line has been repaid in full. In the event of a change in control of the Company, the Company is required to prepay the aggregate unpaid principal amount of the Notes plus all accrued and unpaid interest thereon. After the Line has been repaid in full, the Company may prepay the Notes in whole or in part. The Notes, including all unpaid principal of and interest thereunder, will be subordinate and junior in right of payment to all amounts owed under the New Credit Agreement, as amended. Concurrently with the issuance of the Notes, the Company issued to the Junior Debtholders warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 1,500,000 shares of the Company's Common Stock. The Cayre family assigned their prorata share of the warrants to General Atlantic. Under certain circumstances, the Company may be obligated to issue additional warrants to the Junior Debtholders.

         The Company expects continued volatility in the use of cash due to seasonality and varying receivable and payment cycles, quarterly working capital needs to finance its growing publishing businesses and funding of its corporate plan of reorganization.

         The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations and cash available through the New Credit Agreement and the Junior Debt, will be sufficient to fund the Company's anticipated operations until June 30, 2000.


YEAR 2000 COMPLIANCE

         Many currently installed operating systems and software products are coded to accept only two digit entries in the date code field. These date code fields need additional digits to distinguish dates after the year 1999. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Failure to correct systems to become "Year 2000 Compliant," may result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue also may affect the Company's products. The Company's review of its Year 2000 compliance issues encompasses three principal areas: critical information systems (including information technology) ("IT"), such as financial and order entry systems, and non-information technology ("Non-IT") systems, such as facilities; third party customers, vendors and others with whom the Company does business; and the Company's products. The Company has conducted a comprehensive review of its critical information systems, created a plan for reviewing its products for Year 2000 compliance and begun implementing that plan. A plan has also been developed, and is now being implemented, to remedy any deficiencies in the Company's critical information systems. The Company is resolving Year 2000 compliance issues primarily through normal upgrades of its software or, when necessary, through replacement of existing software or affected non-IT systems with Year 2000 compliant applications or systems. Presently, the Company is in the process of testing the enhancements to its critical information systems and is developing and implementing a plan to identify time sensitive components in its products currently under development. In addition, the Company is in the process of asking vendors and other third parties with whom the Company has relevant relationships to certify that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. The Company expects to complete its programs for Year 2000 compliance with respect to critical information systems and vendor and other third parties by September 30, 1999 and intends to complete such process with respect to its products in advance of January 1, 2000. There can be no assurance that such upgrades and replacements can be completed on schedule or within estimated costs or can successfully address the Year 2000 compliance issues. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected. For example, failure to achieve Year 2000 compliance for the Company's internal critical information systems could delay its ability to manufacture and ship products, disrupt customer service and technical support facilities, or interrupt customer access to online products and services. The Company also relies heavily on third parties such as vendors, suppliers, service providers and a large retail distribution channel. If these or other third parties experience Year 2000 failures or malfunctions, there could be a material adverse impact on the Company's ability to conduct ongoing operations. For example, the ability to manufacture and ship products (both the Company's and third parties' for which the Company acts as distributor) into the retail channel, to receive retail sales information necessary to maintain proper inventory levels, or to complete online transactions dependent upon third party service providers could be affected. Moreover, should third party products distributed by the Company fail to be Year 2000 compliant, retail customers of the Company might return such products or seek redress from the Company, which in turn would require the Company to seek redress from the publisher of the product. In addition, because of the number of products sold by the Company currently and in the past, the Company could face litigation relating to Year 2000 compliance of products that the Company no longer sells and/or supports, although the Company believes that any such exposure should not be material. The Company has budgeted $0.8 million for the cost of upgrading, replacing, testing and implementing its Year 2000 compliance, and has currently spent approximately $0.7 million to date. Additionally, the Company has not yet established a contingency plan and will continue to evaluate whether one is necessary, depending upon its progress in implementing its Year 2000 compliance measures as set forth above. The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. Actual results may differ materially from these estimates.

PART II.  OTHER  INFORMATION

Item 1.  Legal Proceedings

         With respect to the action brought against the Company by Scavenger, Inc., previously described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "1999 Annual Report"), at a June 30, 1999 conference, the Court extended the discovery deadline until September 15, 1999. At an August 5, 1999 conference, the Court maintained those deadlines but scheduled another compliance conference for September 7, 1999 at which those deadlines might be reconsidered. Scavenger has now moved for partial summary judgment on its first two causes of action for remaining advances ($4.3 million), and the Company has opposed that motion and asked the court to dismiss those two claims with prejudice. Scavenger has moved to amend the complaint adding claims of fraud and prima facie tort seeking punitive damages; the proposed amended complaint seeks $60 million and $100 million on the fraud claims and $10 million in punitive damages on the prima facie tort claim. The Company has, at once, opposed the motion to amend and cross moved to dismiss the additional claims if leave to amend is granted.

         With respect to the litigations between Midway Games, Inc. and related entities and the Company, pending in the Supreme Court of the State of New York, New York County, and the District Court of Navarro County, Texas, previously described in the 1999 Annual Report, the parties have entered into a settlement agreement whereby; (a) all claims and counterclaims between the parties will be dismissed with prejudice and the parties have exchanged full, mutual releases;
(b) all existing agreements and licenses between the parties have been terminated, subject to a sell-off period for certain products currently under license; and (c) Midway paid $8.5 million to the Company.

         With respect to the action brought against the Company by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky, previously described in the 1999 Annual Report, the Court has stayed all discovery pending the briefing of motions to dismiss the complaint; reply briefs are due November 23, 1999.

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         On June 29, 1999, the Company and its lenders amended the New Credit Agreement to increase the Company's borrowing base by an additional $20 million until March 31, 2000 and to remove certain financial covenants under the New Credit Agreement. To induce the lenders to amend the New Credit Agreement, the Company issued the lenders warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 850,000 shares of the Company's Common Stock with varying vesting schedules of exercisability. Of these, warrants to purchase 375,000 shares of Common Stock were immediately exercisable and warrants to purchase the remaining 475,000 shares of Common Stock will become exercisable only upon the occurrence of certain events. The securities issued in this transaction were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.

         On June 29, 1999, the Junior Debtholders committed to loan the Company an aggregate of $30 million. In connection with such commitments, the Company issued warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 500,000 shares of the Company's Common Stock to the Junior Debtholders. In addition, the Company agreed to issue additional warrants to purchase 1,500,000 shares of Common Stock on the funding of the commitments, which warrants were issued on such funding. The Cayre family assigned their pro rata share of these warrants to General Atlantic. The securities issued in this transaction were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report:

         Exhibit No.                        Description

                  3.1 Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to the exhibit with the corresponding number filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                  3.2 Amended and Restated By-laws, as amended (incorporated by reference to the exhibit with the corresponding number filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                  27.1 Financial Data Schedule

(b)      Reports on Form 8-K

         On April 9, 1999, the Company filed a Current Report on Form 8-K to file a press release announcing the Company's expected losses during the fourth fiscal quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          GT INTERACTIVE SOFTWARE CORP.





                                          By:      /s/    JOHN T. BAKER IV
                                                   ------------------------
                                                   John T. Baker IV
                                                   President and
                                                   Chief Operating Officer
                                                   Date:  August 16, 1999