Form 10-Q
period 1999-09-30
GT INTERACTIVE SOFTWARE CORP
filed 1999-11-15
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended September 30, 1999    Commission File No. 0-27338




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

                                 Yes /X/ No / /

         As of November 12, 1999, there were 74,633,940 shares of the registrant's Common Stock outstanding.

                          GT INTERACTIVE SOFTWARE CORP.
                SEPTEMBER 30, 1999 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION




                                                                                                                   PAGE
                                                                                                                   ----
   Item 1.      Financial Statements (Unaudited):

                Consolidated Condensed Balance Sheets as of March 31, 1999 (audited)
                and September 30, 1999                                                                               3


                Consolidated Statements of Operations for the Three and Six Months Ended
                September 30, 1998 and 1999                                                                          4


                Consolidated Statements of Comprehensive Income for the Three and Six Months
                Ended September 30, 1998 and 1999                                                                    5


                Consolidated Statements of Cash Flows for the Six Months Ended September 30,
                1998 and 1999                                                                                        6


                Notes to the Consolidated Financial Statements                                                       7


   Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                                        14



PART II - OTHER INFORMATION


   Item 1.      Litigation                                                                                          22

   Item 2.      Changes in Securities and Use of Proceeds

   Item 6.      Exhibits and Reports on Form 8-K                                                                    22


  Signatures                                                                                                        23

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                           MARCH 31,      SEPTEMBER 30,
                                                                                             1999             1999
                                                                                          -----------     -------------
                                                                                           (AUDITED)       (UNAUDITED)
ASSETS
Current assets:
    Cash, cash equivalents and short-term investments                                      $  13,512        $   4,435
    Receivables, net                                                                         125,935          116,343
    Inventories, net                                                                         138,208          117,988
    Income taxes receivable                                                                    1,973            2,250
    Other current assets                                                                      58,284           31,035
                                                                                           ---------        ---------
       Total current assets                                                                  337,912          272,051
Property and equipment, net                                                                   36,808           38,334
Goodwill, net                                                                                 34,194           32,682
Deferred income taxes                                                                         12,664           28,924
Other assets                                                                                  13,249           12,266
                                                                                           ---------        ---------
       Total assets                                                                        $ 434,827        $ 384,257
                                                                                           =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $ 132,556        $  97,251
    Accrued liabilities                                                                       51,417           56,442
    Revolving credit facility                                                                     --          109,000
    Notes payable                                                                                 --           26,706
    Royalties payable                                                                         18,515           15,003
    Income taxes payable                                                                       2,569              520
    Other current liabilities                                                                  1,085              439
                                                                                           ---------        ---------
       Total current liabilities                                                             206,142          305,361
Long-term debt                                                                                98,750               --
Other long-term liabilities                                                                    2,802            1,410
                                                                                           ---------        ---------
       Total liabilities                                                                     307,694          306,771
                                                                                           ---------        ---------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par, 5,000,000 shares authorized, 600,000 shares of Series A Convertible Preferred Stock issued and outstanding, stated at
       liquidation preference of $50.00 per share                                             30,000           30,000
    Common stock, $0.01 par 150,000,000 shares authorized, 72,775,868 and 73,922,659
       shares issued and outstanding, respectively                                               727              739
    Additional paid-in capital                                                               161,073          171,609
    Accumulated deficit                                                                      (64,667)        (124,862)
                                                                                           ---------        ---------
       Total stockholders' equity                                                            127,133           77,486
                                                                                           ---------        ---------
       Total liabilities and stockholders' equity                                          $ 434,827        $ 384,257
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    ---------------------------       -------------------------
                                                                        1998            1999             1998            1999
                                                                    ----------       ---------        ---------      ----------
Net revenues                                                         $ 116,151       $  91,426        $ 232,542       $ 212,751
Cost of goods sold                                                      55,957          64,620          111,855         126,763
Selling and distribution expenses                                       29,108          37,588           55,568          71,464
General and administrative expenses                                     11,411          15,173           23,864          26,935
Research and development                                                15,965          25,229           32,562          41,595
Amortization of goodwill                                                   676             928            1,547           1,816
                                                                     ---------       ---------        ---------       ---------
    Operating income (loss)                                              3,034         (52,112)           7,146         (55,822)
Interest and other expense, net                                            789           5,562            1,965           7,815
                                                                     ---------       ---------        ---------       ---------
    Income (loss) before provision for (benefit from)
       income taxes                                                      2,245         (57,674)           5,181         (63,637)
Provision for (benefit from) income taxes                                  876          (1,614)           2,009          (3,723)
                                                                     ---------       ---------        ---------       ---------
    Net income (loss) from continuing operations                         1,369         (56,060)           3,172         (59,914)
                                                                     ---------       ---------        ---------       ---------
Loss from discontinued operations                                           --             477               --             477
                                                                     ---------       ---------        ---------       ---------
     Net income (loss) before dividends on preferred stock               1,369         (56,537)           3,172         (60,391)
Less dividends on preferred stock                                           --             600               --           1,200
                                                                     ---------       ---------        ---------       ---------
     Net income (loss) attributable to common stockholders           $   1,369       $ (57,137)       $   3,172       $ (61,591)
                                                                     =========       =========        =========       =========

Basic net income (loss) per share from continuing operations         $    0.02       $   (0.76)       $    0.05       $   (0.82)
Basic net loss per share from discontinued operations                $      --       $   (0.01)       $      --       $   (0.01)
                                                                     ---------       ---------        ---------       ---------
Basis net income (loss) per share                                    $    0.02       $   (0.77)       $    0.05       $   (0.84)
                                                                     =========       =========        =========       =========

    Weighed average number of shares outstanding                        68,088          73,859           68,072          73,366
                                                                     =========       =========        =========       =========

Diluted net income (loss) per share from continuing operations       $    0.02       $   (0.76)       $    0.05       $   (0.82)
Diluted net loss per share from discontinued operations              $      --       $   (0.01)       $      --       $   (0.01)
                                                                     ---------       ---------        ---------       ---------
Diluted net income (loss) per share                                  $    0.02       $   (0.76)       $    0.05       $   (0.83)
                                                                     =========       =========        =========       =========

    Weighted average number of shares outstanding                       68,567          73,859           68,785          73,366
                                                                     =========       =========        =========       =========



   The accompanying notes are an integral part of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                              1998           1999            1998           1999
Net income (loss) before dividends on preferred stock       $  1,369       $(56,537)       $  3,172       $(60,391)
Other comprehensive income (loss):
    Foreign currency translation adjustments                     376            832             752            196
                                                            --------       --------        --------       --------
Comprehensive income (loss)                                 $  1,745       $(55,705)       $  3,924       $(60,195)
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                              SIX MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) before dividends on preferred stock                                $  3,172        $(60,391)
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                        6,437           8,120
       Deferred income taxes                                                                  589           2,897
       Deferred income                                                                         28            (118)
       Issuance of Common Stock in lieu of partial royalty payment                             --           2,300
       Issuance of Common Stock pursuant to Employee Stock Purchase Plan                       --             416
       Changes in operating assets and liabilities:
            Receivables, net                                                              (39,811)         10,243
            Inventories, net                                                              (15,153)         20,560
            Income taxes receivable                                                         8,016            (277)
            Other current assets                                                           (3,527)         10,583
            Accounts payable                                                               (3,778)        (35,062)
            Accrued liabilities                                                            (1,979)          6,574
            Royalties payable                                                             (10,687)         (3,511)
            Income taxes payable                                                            1,790          (2,194)
            Long-term liabilities                                                           1,746          (1,389)
            Other                                                                          (1,559)            462
                                                                                         --------        --------
               Net cash used in operating activities                                      (54,716)        (40,787)
                                                                                         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                    (9,626)         (7,574)
                                                                                         --------        --------
               Net cash used in investing activities                                       (9,626)         (7,574)
                                                                                         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings, net                                                                        52,250          10,250
    Notes payable                                                                              --          30,000
    Proceeds from exercise of stock options                                                   355             115
                                                                                         --------        --------
                   Net cash provided by financing activities                               52,605          40,365
                                                                                         --------        --------
    Effect of exchange rates on cash and cash equivalents                                    (268)         (1,081)
                                                                                         --------        --------
    Net decrease in cash and cash equivalents                                             (12,006)         (9,077)
    Cash and cash equivalents - beginning of period                                        17,224          13,407
                                                                                         --------        --------
    Cash and cash equivalents  - end of period                                           $  5,218        $  4,330
                                                                                         ========        ========




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

NOTE 2 - ACQUISITIONS

         In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which approximately $5.4 million was cash and the balance of the purchase price was the issuance of 0.7 million newly issued shares of the Company's common stock, par value $.01 per share ("Common Stock"), and the assumption of approximately 0.3 million stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with the applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, approximately $11 million of acquisition cost was expensed in the fourth quarter of 1997. In connection with the reorganization of the Company's Frontline business, the Company wrote off approximately $3.3 million of goodwill relating to SingleTrac in the quarter ended March 31, 1999.

         In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 2.3 million newly issued shares of the Company's Common Stock and approximately 0.6 million stock options to purchase the Company's Common Stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM and therefore OZM was accounted for as a discontinued operation. OZM was sold on July 28, 1999 for $5.2 million in cash. This resulted in an additional loss for the three months ended September 30, 1999 from discontinued operations of $0.5 million.

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

NOTE 3 - INVENTORIES, NET

         Inventories consist of the following:

                                                     MARCH 31,       SEPTEMBER 30,
                                                       1999               1999
                                                            (IN THOUSANDS)
             Finished goods                          $134,014           $110,429
             Raw materials                              4,194              7,559
                                                     --------           --------
                                                     $138,208           $117,988
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

         On February 23, 1999, certain partnerships affiliated with General Atlantic Partners (together with its affiliates, "General Atlantic") purchased from the Company 0.6 million shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $30.0 million. These shares of Preferred Stock are convertible into 6.0 million shares of the Company's Common Stock at a conversion price of $5 per share.

         On June 29, 1999, the Company and the banks amended the New Credit Agreement to increase the Company's borrowing base by an additional $20 million until March 31, 2000, and to remove certain financial covenants under the New Credit Agreement. The Company anticipates that under the New Credit Agreement, as amended, substantially all of the Line should be available to the Company through March 31, 2000. The termination date of the New Credit Agreement, as amended, was changed to June 30, 2000. Under the New Credit Agreement, as amended, the borrowings bear interest at either the bank's reference rate (which is generally equivalent to the published prime rate) plus 2.5% or LIBOR plus 4% and the Company pays, on the unused portion of the Line, a commitment fee of 0.50% per annum. The amended New Credit Agreement also requires maintenance of certain EBITDA levels and limits on capital expenditure amounts. To induce the banks to amend the New Credit Agreement, the Company paid the banks an amendment fee of 1.75% on the existing Line, as well as certain arrangement fees and annual agent fees. As an additional inducement, the Company issued to the banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 850,000 shares of the Company's Common Stock with varying vesting schedules for exercisability. Of these, warrants to purchase 375,000 shares of Common Stock were immediately exercisable, warrants to purchase 250,000 shares of Common Stock became exercisable on October 31, 1999, and warrants to purchase the remaining 225,000 shares of Common Stock will become exercisable only upon the occurrence of certain events. At September 30, 1999, the Company had outstanding debt of $109.0 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $3.8 million.

         On June 29, 1999, as a further condition to the banks' agreement to amend the New Credit Agreement, the Company received commitments from General Atlantic and certain members of the Cayre family (together with General Atlantic, the "Junior Debtholders") to loan to the Company an aggregate of $30.0 million (the "Junior Debt"). Certain members of the Cayre family and affiliates of General Atlantic own, in the aggregate, a significant percentage of the Company's Common Stock. Of the $30.0 million of Junior Debt, $20.0 million was funded by General Atlantic and $10.0 million was funded by the Cayre family on or before July 29, 1999. The Junior Debt is evidenced by promissory notes (the "Notes") from the Company to the Junior Debtholders. The Company used the borrowings under the Notes to prepay a portion of the Line, which may be reborrowed.

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

         In addition, the Company has amended the Registration Rights Agreement, dated February 22, 1999 (the "Registration Rights Agreement"), between the Company and General Atlantic, to extend those registration rights to the shares of Common Stock issuable upon exercise of the Commitment Warrants and any additional warrants issued to General Atlantic, as described below. The Notes will mature no later than July 29, 2000 (the "Maturity Date") and will bear cumulative interest, compounding quarterly, at the rate of 9% per year until January 1, 2000, on which date the rate will increase to 12% per year. All accrued and unpaid interest will be due and payable in cash on the earlier of
(i) the Maturity Date and (ii) the first business day after the Line has been repaid in full. In the event of a change in control of the Company, the Company is required to prepay the aggregate unpaid principal amount of the Notes plus all accrued and unpaid interest thereon. After the Line has been repaid in full, the Company may prepay the Notes in whole or in part. The Notes, including all unpaid principal of and interest thereunder, will be subordinate and junior in right of payment to all amounts owed under the New Credit Agreement, as amended. Concurrently with the issuance of the Notes, the Company issued to the Junior Debtholders warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 1,500,000 shares of the Company's Common Stock. On November 1, 1999, the Company issued additional warrants to purchase, at an exercise price equal to $0.01 per share, an aggregate of 2,500,000 shares of the Company's Common Stock to the Junior Debtholders. The Cayre family assigned their pro-rata share of the warrants to General Atlantic. Under certain circumstances, the Company may be obligated to issue additional warrants to the Junior Debtholders.

         On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in New York Supreme Court claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment. Pursuant to a preliminary conference order dated February 11, 1998, the parties had until year end 1998 to conduct discovery. On September 17, 1998, however, Scavenger's counsel filed a motion seeking to be relieved as counsel, which the Court granted on October 6, 1998. At a November 12, 1998 preliminary conference, another attorney appeared as Scavenger's prospective new counsel, subject to further discussions with Scavenger. New counsel thereafter filed a notice of appearance in the case. At a December 1, 1998 compliance conference, the Court reissued a discovery order, whereby discovery was to be completed by July 30, 1999. At a June 30, 1999 conference, the Court extended the discovery deadline until September 15, 1999. At an August 5, 1999 conference the Court maintained those deadlines but scheduled another compliance conference for September 7, 1999 at which time those deadlines might be reconsidered. Scavenger has now moved for partial summary judgment on its first two causes of action for remaining advances ($4.3 million), and the Company has opposed that motion and asked the court to dismiss those two claims with prejudice. Scavenger has moved to amend the complaint adding claims of fraud and prima facie tort seeking punitive damages; the proposed amended complaint seeks $60 million and $100 million on the fraud claims and $10 million in punitive damages on the prima facie tort claim. The Company has, at once, opposed the motion to amend and cross moved to dismiss the additional claims if leave to amend is granted. At the September 1999 conference, the Court extended the discovery deadline through October 13, 1999 and, except for certain discrete items being pursued with the Court's permission, discovery has been completed. The Company has now served a motion for partial summary judgment, seeking dismissal of the third, fourth and fifth causes of action which, respectively, seek $5 million in claimed additional royalty payments, $100 million in claimed consequential damages and $4 million for alleged tortious interference with contract. The motion is expected to be fully briefed and submitted by the middle of December 1999. The Company intends to vigorously defend this action and pursue its counterclaim.

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

         Additionally, the Company is involved in various claims and legal actions, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                  -----------------
                                                                  1998         1999
                                                                  ----         ----
                                                                   (IN THOUSANDS)
    Warrants issued in connection with New Credit
        Agreement, as amended                                    $   --       $3,188
    Warrants issued in connection with Junior Debt                   --        4,530
    Common Stock issued in lieu of partial royalty payment           --        2,300
    Cash paid for income taxes                                    6,118        2,611
    Cash paid for interest                                        2,305        4,771


NOTE 6 - RESTRUCTURING RESERVES

         Restructuring charges of approximately $17.5 million, recorded in the fourth quarter of fiscal 1999, relate to a reorganization of the Company's frontline publishing business, contemplated relocation of corporate headquarters to California and outsourcing of the Company's distribution function. The Company has closed down certain internal development studios as part of its frontline reorganization. As a result of the planned sale, recapitalization or merger of the Company, plans to relocate corporate headquarters have been placed on hold. The outsourcing of the distribution function is still in progress. Management expects to complete the reorganization by March 31, 2000. The following table sets forth adjustments to the restructuring reserve:

                                     BALANCE,                            BALANCE,
                                    MARCH 31,                          SEPTEMBER 30,
                                       1999           PAYMENTS            1999
                                    --------          --------         ---------
    Severance                        $ 8,357           $(1,107)          $ 7,250
    Transition rent                      635              (155)              480
                                     -------           -------           -------
                                     $ 8,992           $(1,262)          $ 7,730
                                     =======           =======           =======

     On November 15, 1999, the Company and Infogrames Entertainment S.A., a societe anonyme organized under the laws of France, together with its wholly-owned U.S. subsidiary ("Infogrames"), entered into a securities purchase agreement (the "GT Purchase Agreement") pursuant to which the Company agreed to issue and Infogrames agreed to purchase from the Company: (i) 28,571,429 shares of the Company's Common Stock at a purchase price of $1.75 per share and (ii) 5% Subordinated Convertible Notes in the aggregate principal amount of approximately $60.5 million (the "Infogrames Notes"), at a conversion price of $1.85 per share. Concurrently with the execution of the GT Purchase Agreement, Infogrames purchased from the Company a Short-Term Senior Secured Note in the aggregate principal amount of $25 million (the "Short-Term Note"), with interest at the per annum rate of either the Base Rate (as defined in the Short-Term
Note) plus 2.5% or LIBOR plus 4%. On the closing date of the GT Purchase Agreement, the outstanding principal of and interest on the Short-Term Note shall be applied toward the payment by Infogrames for the Infogrames Notes.

     Concurrently with the execution of the GT Purchase Agreement, Infogrames entered into equity purchase and voting agreements (the "Selling Stockholder Agreements") with the Cayre family and General Atlantic, pursuant to which Infogrames will purchase (a) from the Cayre family, (i) an aggregate of 33,789,000 shares of Common Stock for an aggregate purchase price of $25 million (which represents a purchase price of $0.74 per share) and (ii) the Cayre family's Notes in the aggregate principal amount of $10 million plus accrued interest, and (b) from General Atlantic, warrants to purchase 4,500,000 shares of Common Stock for nominal consideration.

     In addition, concurrently with and as a condition of Infogrames' execution of the GT Purchase Agreement, the Company entered into a securities exchange agreement (the "Securities Exchange Agreement") with General Atlantic pursuant to which the Company agreed to issue to General Atlantic convertible non-interest bearing subordinated notes in the aggregate principal amount of $50 million (the "GAP Notes"), convertible at $4.00 per share, and General Atlantic agreed to transfer to the Company, in exchange for and in consideration of the issuance of the GAP Notes, subordinated notes of the Company held by General Atlantic in the aggregate principal amount of $20 million and 600,000 shares of Preferred Stock held by General Atlantic with a liquidation preference of $30 million.

     The consummation of the transactions contemplated by the GT Purchase Agreement, the Selling Stockholder Agreements and the Securities Exchange Agreement is contingent upon the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any applicable corresponding non-United States laws, and the completion of all filings required pursuant to the rules and regulations of The Nasdaq Stock Market, as well as certain other customary conditions set forth in the GT Purchase Agreement.

     On November 15, 1999, the Company and its banks amended the New Credit Agreement to waive the covenant requiring minimal levels of EBITDA, to increase the Company's receivables and inventory advance rates to 60% and 50% respectively, and to increase the borrowing base availability by the amount of cash held by the Company from time to time. The $20 million additional borrowing base availability agreed in June 1999 will remain until the consummation or termination of the Infogrames transactions described above (collectively, the "Transaction"). The covenant requiring the Company to permanently reduce the aggregate commitment under the New Credit Agreement with net proceeds from the Transaction has also been waived by the banks. The termination date of the New Credit Agreement, as amended, was changed to March 31, 2000 from June 30, 2000. Under the New Credit Agreement, as amended, the banks consented to the Company entering into the Transaction and the Infogrames Short-Term Note, and the granting to Infogrames of a junior lien on the Company's collateral. The amended New Credit Agreement also requires that upon consummation of the Transaction the aggregate commitment is to be reduced by $50 million, to $75 million and that the borrowings will bear interest at the reduced rate of either the bank's reference rate plus 1.0% or LIBOR plus 2.5%. To induce the banks to amend the New Credit Agreement, the Company has agreed to pay the banks an amendment fee of $500,000 on the termination of the New Credit Agreement, however this fee is subject to reduction or elimination if the Transaction is closed and the remaining balance refinanced or repaid within a certain time period. In addition, following the closing of the Transaction, the Company will pay the banks a monthly usage fee of $100,000. In the event that the Transaction is terminated, or is not consummated by January 1, 2000 (or, in certain limited circumstances, if the Closing is extended under the terms of the Infogrames Agreement), an event of default will occur under the New Credit Agreement (as well as under the Short-Term Note), and amounts due thereunder may be accelerated by the banks.

     If the Transaction is consummated, the Company anticipates that substantial additional restructuring and other changes could be incurred. Management believes that funds from operations, together with the proceeds from the Short-Term Note, will be sufficient to fund operations through March 31, 2000. If the Transaction is consummated, management believes that the capital received therefrom, together with funds from operations, will be sufficient to fund operations for the foreseeable future. In the event the Transaction is terminated, amounts under the New Credit Agreement and the Short-Term Note will be in default and may be accelerated. In such event, the Company would be required to immediately replace these facilities and/or raise additional capital. The failure to do so could have a material adverse effect on the Company and its operations. There is no assurance that such funding could be raised in such event.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, world-wide business and industry conditions, adoption of new hardware systems, product delays, software development requirements and their impact on product launches, company customer relations, failure to consumate with Infogrames described below, and other risks and factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission including, but not limited to, the factors described on pages 9 through 15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

         Publishing and distribution are the two major activities of the Company. Publishing is divided into frontline, leisure and children's publishing. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and on what platforms it is published. Further, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. To the extent that mass merchants require greater proportions of third-party software products, some of which may yield lower margins, the Company's operating results may be impacted accordingly.

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

         Consumer software is sold through specialty retailers such as Electronics Boutique and CompUSA, mass merchants and warehouse clubs such as Wal-Mart, Sam's Club, Price-Costco and Target, and major retailers including Best Buy. The Internet and on-line networks also present a new channel through which publishers and distributors can make their products available to end-users.

         Sales are recorded net of expected future returns. Higher than anticipated returns were experienced in the first six months of the fiscal year. As a result of such a review at the end of the third quarter, management has taken a substantial provision for returns and price protection in the current quarter as described below. Management continuously assesses and re-evaluates the rate of returns based on business conditions and market factors.

         In 1998, the Company acquired OZM, Reflections, Legend and Homesoft. Financial results of these companies have been included in the Company's Consolidated Financial Statements on a purchase basis for the period since the acquisition. At March 31, 1999, OZM is accounted for as a discontinued operation, as it was the Company's intention to sell OZM. OZM was sold on July 28, 1999 for $5.2 million in cash. This resulted in an additional loss for the three months ended September 30, 1999 from discontinued operations of $0.5 million. The initial loss recorded in the prior fiscal year of $19.0 million included a provision of $5.0 million for operating losses during the phase-out period.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                   1998          1999           1998          1999
Net revenues                                                      100.0%        100.0%         100.0%        100.0%
Cost of goods sold                                                 48.2          70.7           48.1          59.6
Selling and distribution expenses                                  25.1          41.1           23.9          33.6
General and administrative expenses                                 9.8          16.6           10.3          12.7
Research and development                                           13.7          27.6           14.0          19.6
Amortization of goodwill                                            0.6           1.0            0.7           0.9
                                                                 ------        ------         ------        ------
    Operating income (loss)                                         2.6         (57.0)           3.1         (26.2)
Interest and other expense, net                                     0.7           6.1            0.8           3.7
                                                                 ------        ------         ------        ------
    Income (loss) before provision for (benefit from)
       income taxes                                                 1.9         (63.1)           2.2         (29.9)
Provision for (benefit from) income taxes                           0.8          (1.8)           0.9          (1.7)
                                                                 ------        ------         ------        ------
    Net income (loss) from continuing operations                    1.2         (61.3)           1.4         (28.2)
Loss from discontinued operations                                    --           0.5             --           0.2
                                                                 ------        ------         ------        ------
     Net income (loss) before dividends on preferred stock          1.2         (61.8)           1.4         (28.4)
Less dividends on preferred stock                                    --           0.7             --           0.6
                                                                 ------        ------         ------        ------
     Net income (loss) attributable to common stockholders          1.2%        (62.5)%          1.4%        (28.9)%
                                                                 ======        ======         ======        ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net revenues for the three months ended September 30, 1999 decreased approximately $24.7 million, or 21.3%, to $91.4 million from $116.2 million, as compared to the comparable period of the prior year. Net revenues for the six months ended September 30, 1999 decreased approximately $19.8 million, or 8.5%, to $212.8 million from $232.5 million, as compared to the comparable period of the prior year. Such decrease in net revenues is attributable primarily to reduced volume in the distribution business. During the quarter, particularly during the last half of the quarter, the Company's perceived financial condition significantly constrained its ability to acquire inventory for its third party distribution business. As a result, the Company was forced to substantially downsize its distribution business in the second quarter. Management expects net revenues from the distribution business to significantly under-perform its original projections for the remainder of the fiscal year, as the Company continues to downsize that business and focus its resources on its core publishing business.

         While the consumer software business is seasonal, as has been previously stated, and the granting of price protection and returns of products are expected to be substantially higher in the first and second calendar quarters compared to the second half of the calendar year, actual returns in the first two fiscal quarters exceeded expectations. As consumer pricing has become more competitive, the Company is finding more frequently that it is necessary to offer mark-downs for products which have not yet sold through to the consumer, or to accept a higher level of returns of product that are not selling at retail, or both. In anticipation of a further reduction in net revenues and as a reflection of the higher than expected returns, management has increased substantially its provision for price protection and returns in the current fiscal quarter.



         Absent the foregoing, the growth in net revenues for the three and six months ended September 30, 1999 was primarily attributable to an increase in frontline publishing revenues, which includes both domestic and international frontline. This is due to the release of Driver, Duke Nukum Zero Hour for Nintendo 64 ("N64") and Total Annihilation: Kingdoms for the PC, as well as continued strong reorders for Driver for Sony Playstation ("PSX"). Domestic frontline publishing revenues increased for the three and six months ended September 30, 1999, as compared to the comparable period of the prior year. International frontline publishing revenues decreased for the three months ended September 30, 1999 and increased for the six months ended September 30, 1999, as compared to the comparable periods of the prior year. Leisure publishing revenues, as a percentage of total net revenues, remained flat over the relative periods. Children's publishing revenues decreased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 when the initial release of Blue's Clues titles significantly aided revenues. Children's publishing revenues increased for the six months ended September 30, 1999 due to the continued strong sales of Blues Clues titles and sales of deluxe packaging of existing titles such as Freddi Fish, Putt-Putt and Pajama Sam.



         Due to the downsizing of the Company's distribution business, distribution net revenues decreased 64% from $50.0 million to $17.9 million for the three months ended September 30, 1999, compared to the prior year period. Distribution net revenues decreased 33% from $109.6 million to $73.4 million for the six months ended September 30, 1999 as compared to the comparable period of the prior year. In addition, the negative comparison is amplified by the strong sales of Windows '98 in the six months ended September 30, 1998. Further, some of the Company's larger retail customers continue to purchase consumer software direct from several larger publishers whose software was previously sold through the Company.



         Cost of goods sold for the three months ended September 30, 1999 increased approximately $8.7 million, or 15.5%, to $64.6 million from $55.9 million, as compared to the comparable period of the prior year. Cost of goods sold for the six months ended September 30, 1999 increased approximately $14.9 million, or 13.3%, to $126.8 million from $111.9 million, as compared to the comparable period of the prior year. Cost of goods sold as a percentage of net revenues for the three and six months ended September 30, 1999 increased to 70.7% and 59.6% from 48.2% and 48.1%, respectively, as compared to the comparable periods of the prior year. The increase for the three and six months ended September 30, 1999, as a percentage of net revenues, was due primarily to a supplemental $8.0 million increase in the inventory valuation reserve to reconcile the perpetual physical inventory records with those of the accounting records of the Company. This need for reconciliation arose because of the Company's continuing efforts to return to vendors, sometimes at negotiated values, excess and unsaleable inventory returned from the Company's customers. During the second quarter and through October 31, 1999, approximately $25.0 million of such inventory was so returned to vendors. The need for an increase in inventory valuation reserves was further supported as a result of transitioning physical distribution functions to a third party vendor. Additionally, the increase in cost of goods was due to the increased sale of console products, which generally have a higher overall cost than PC products.


         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses for the three months ended September 30, 1999 increased approximately $8.5 million, or 29.1%, to $37.6 million from $29.1 million, as compared to the comparable period of the prior year. Selling and distribution expenses for the six months ended September 30, 1999 increased approximately $15.9 million, or 28.6%, to $71.5 million from $55.6 million, as compared to the comparable period of the prior year. Selling and distribution expenses as a percentage of net revenues for the three and six months ended September 30, 1999 increased to 41.1% and 33.6% from 25.1% and 23.9%, respectively, as compared to the comparable period of the prior year. The increase, as a percentage of net revenues, was primarily attributable to the increase of advertising worldwide to support existing and upcoming releases of the Company's frontline publishing products and to continued inefficiencies in the Company's warehousing operations.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three months ended September 30, 1999 increased approximately $3.8 million, or 33.0%, to $15.2 million from $11.4 million, as compared to the comparable period of the prior year. General and administrative expenses for the six months ended September 30, 1999 increased approximately $3.1 million, or 12.9%, to $26.9 million from $23.9 million, as compared to the comparable period of the prior year. General and administrative expenses as a percentage of net revenues for the three and six months ended September 30, 1999 increased to 16.6% and 12.7% from 9.8% and 10.3%, respectively, as compared to the comparable periods of the prior year. The increase was primarily due to increased costs associated with the Company's previously announced restructuring, depreciation associated with the expansion of the Company's worldwide facilities and the implementation of enterprise software to enhance the Company's management information systems worldwide.

         Research and development expenses ("R&D") primarily includes payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and related costs. These expenses for the three months ended September 30, 1999 increased approximately $9.3 million, or 58.0%, to $25.2 million from $16.0 million, as compared to the comparable period of the prior year. R&D expenses for the six months ended September 30, 1999 increased approximately $9.0 million, or 27.7%, to $41.6 million from $32.6 million, as compared to the comparable period of the prior year. Research and development as a percentage of net revenues for the three and six months ended September 30, 1999 increased to 27.6% and 19.6% from 13.7% and 14.0%, respectively, as compared to the comparable periods of the prior year. The increase is primarily due to a $7.8 million earned-out royalty payment to Reflections Interactive for Driver, which was paid in cash and Common Stock. This was partially offset by the Company entering into fewer new contracts with external developers. Research and development expenses of the Company's internal development studios, which primarily include Cavedog Entertainment, Humongous, Legend Entertainment and Reflections increased to $16.4 and $27.2 million for the three and six months ended September 30, 1999 from $7.3 million and $14.4 million, respectively, in the comparable periods of the prior year.

         Interest and other expense, net, increased approximately $4.8 million and $5.9 million for the three and six months ended September 30, 1999, respectively, as compared to the comparable periods of the prior year. The increase was primarily attributable to the increase in interest costs associated with increased borrowings under the Old Credit Agreement and New Credit Agreement. The amortization of deferred financing costs relating to the New Credit Agreement also contributed to the increase in interest and other expense, net (See Note 4).

         The Company's effective tax rate for the three and six months ended September 30, 1999 was 3% and 6%, respectively, compared to 39% for the three and six months ended September 30, 1998. The Company does not anticipate earnings in the near future sufficient to offset an increasing tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $4.3 million at September 30, 1999 compared to $13.4 million at March 31, 1999. As of September 30, 1999, the Company had a working capital deficit of $33.3 million compared to $131.8 million in working capital at March 31, 1999.

         During the six months ended September 30, 1999, $40.4 million of cash and cash equivalents was provided by financing activities. The Company utilized $10.3 million of its revolving line of credit and issued $30 million of notes payable to shareholders (see "Junior Debt" described below). The cash flow from financing activities was primarily used to fund $40.8 million for net cash used in operating activities which resulted from operating losses, and a reduction in the accounts payable balance (for past due accounts). This was partially offset by a decline in receivables and a decline in inventory.

         Approximately $7.6 million in cash was used in investing activities to purchase property and equipment, primarily additional computer hardware and software for the development of internal systems.

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

         On June 29, 1999, the Company and the banks amended the New Credit Agreement to increase the Company's borrowing base by an additional $20 million until March 31, 2000 and to remove certain financial covenants under the New Credit Agreement. The termination date of the New Credit Agreement, as amended, was changed to June 30, 2000. Under the New Credit Agreement, as amended, the borrowings bear interest at either the bank's reference rate (which is generally equivalent to the published prime rate) plus 2.5% or LIBOR plus 4% and the Company pays, on the unused portion of the Line, a commitment fee of 0.50% per annum. The amended New Credit Agreement also requires maintenance of certain EBITDA levels and limits on capital expenditure amounts. To induce the banks to amend the New Credit Agreement, the Company paid the banks an amendment fee of 1.75% on the existing Line, as well as certain arrangement fees and annual agent fees. As an additional inducement, the Company issued the banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 850,000 shares of the Company's Common Stock with varying vesting schedules for exercisability. Of these, warrants to purchase 375,000 shares of Common Stock were immediately exercisable and warrants to purchase 250,000 shares of Common Stock became exercisable on October 31, 1999. The remaining warrants to purchase 225,000 shares of Common Stock will become exercisable only upon the occurrence of certain events. At September 30, 1999, the Company had outstanding debt of approximately $109 million, representing borrowings under the New Credit Agreement, and letters of credit amounting to approximately $3.8 million. (See
Note 7).

         On June 29, 1999, as a further condition to the banks' agreement to amend the New Credit Agreement, the Company received commitments from General Atlantic and certain members of the Cayre family (together with General Atlantic, the "Junior Debtholders") to loan to the Company an aggregate of $30.0 million (the "Junior Debt"). Certain members of the Cayre family and affiliates of General Atlantic own, in the aggregate, approximately 58% of the Company's Common Stock as of September 30, 1999. Of the $30.0 million of Junior Debt, $20.0 million was funded by General Atlantic and $10.0 million was funded by the Cayre family on or before July 29, 1999. The Junior Debt is evidenced by promissory notes (the "Notes") from the Company to the Junior Debtholders. The Company used the borrowings under the Notes to prepay a portion of the Line, which may be reborrowed.

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

      The Company amended the Registration Rights Agreement, dated February 22, 1999 (the "Registration Rights Agreement"), between the Company and General Atlantic, to extend those registration rights to the shares of Common Stock issuable upon exercise of the Commitment Warrants and any additional warrants issued to General Atlantic, as described below. The Notes will mature no later than July 29, 2000 (the "Maturity Date") and will bear cumulative interest, compounding quarterly, at the rate of 9% per year until January 1, 2000, on which date the rate will increase to 12% per year. All accrued and unpaid interest will be due and payable in cash on the earlier of (i) the Maturity Date and (ii) the first business day after the Line has been repaid in full. In the event of a change in control of the Company, the Company is required to prepay the aggregate unpaid principal amount of the Notes plus all accrued and unpaid interest thereon. After the Line has been repaid in full, the Company may prepay the Notes in whole or in part. The Notes, including all unpaid principal of and interest thereunder, will be subordinate and junior in right of payment to all amounts owed under the New Credit Agreement, as amended. Concurrently with the issuance of the Notes, the Company issued to the Junior Debtholders warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 1,500,000 shares of the Company's Common Stock. On November 1, 1999, the Company issued additional warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 2,500,000 shares of the Company's Common Stock to the Junior Debtholders. The Cayre family assigned their pro-rata share of the warrants to General Atlantic. Under certain circumstances, the Company may be obligated to issue additional warrants to the Junior Debtholders.

     On November 15, 1999, the Company and Infogrames Entertainment S.A., a societe anonyme organized under the laws of France, together with its U.S. wholly-owned subsidiary ("Infogrames"), entered into a securities purchase agreement (the "GT Purchase Agreement") pursuant to which the Company agreed to issue and Infogrames agreed to purchase from the Company: (i) 28,571,429 shares of the Company's Common Stock at a purchase price of $1.75 per share and (ii) 5% Subordinated Convertible Notes in the aggregate principal amount of approximately $60.5 million (the "Infogrames Notes"), at a conversion price of $1.85 per share. Concurrently with the execution of the GT Purchase Agreement, Infogrames purchased from the Company a Short-Term Senior Secured Note in the aggregate principal amount of $25 million (the "Short-Term Note"), with interest at the per annum rate of either the Base Rate (as defined in the Short-Term
Note) plus 2.5% or LIBOR plus 4%. On the closing date of the GT Purchase Agreement, the outstanding principal of and interest on the Short-Term Note shall be applied toward the payment by Infogrames for the Infogrames Notes.

     Concurrently with the execution of the GT Purchase Agreement, Infogrames entered into equity purchase and voting agreements (the "Selling Stockholder Agreements") with the Cayre family and General Atlantic, pursuant to which Infogrames will purchase (a) from the Cayre family, (i) an aggregate of 33,789,000 shares of Common Stock for an aggregate purchase price of $25 million (which represents a purchase price of $0.74 per share) and (ii) the Cayre family's Notes in the aggregate principal amount of $10 million plus accrued interest, and (b) from General Atlantic, warrants to purchase 4,500,000 shares of Common Stock for nominal consideration.

     In addition, concurrently with and as a condition of Infogrames' execution of the GT Purchase Agreement, the Company entered into a securities exchange agreement (the "Securities Exchange Agreement") with General Atlantic pursuant to which the Company agreed to issue to General Atlantic convertible non-interest bearing subordinated notes in the aggregate principal amount of $50 million (the "GAP Notes"), convertible at $4.00 per share, and General Atlantic agreed to transfer to the Company, in exchange for and in consideration of the issuance of the GAP Notes, subordinated notes of the Company held by General Atlantic in the aggregate principal amount of $20 million and 600,000 shares of Preferred Stock held by General Atlantic with a liquidation preference of $30 million.

     The consummation of the transactions contemplated by the GT Purchase Agreement, the Selling Stockholder Agreements and the Securities Exchange Agreement is contingent upon the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any applicable corresponding non-United States laws, and the completion of all filings required pursuant to the rules and regulations of The Nasdaq Stock Market, as well as certain other customary conditions set forth in the GT Purchase Agreement.

     On November 15, 1999, the Company and its banks amended the New Credit Agreement to waive the covenant requiring minimal levels of EBITDA, to increase the Company's receivables and inventory advance rates to 60% and 50% respectively, and to increase the borrowing base availability by the amount of cash held by the Company from time to time. The $20 million additional borrowing base availability agreed in June 1999 will remain until the consummation or termination of the Infogrames transactions described above (collectively, the "Transaction"). The covenant requiring the Company to permanently reduce the aggregate commitment under the New Credit Agreement with net proceeds from the Transaction has also been waived by the banks. The termination date of the New Credit Agreement, as amended, was changed to March 31, 2000 from June 30, 2000. Under the New Credit Agreement, as amended, the banks consented to the Company entering into the Transaction and the Infogrames Short-Term Note, and the granting to Infogrames of a junior lien on the Company's collateral. The amended New Credit Agreement also requires that upon consummation of the Transaction the aggregate commitment is to be reduced by $50 million, to $75 million and that the borrowings will bear interest at the reduced rate of either the bank's reference rate plus 1.0% or LIBOR plus 2.5%. To induce the banks to amend the New Credit Agreement, the Company has agreed to pay the banks an amendment fee of $500,000 on the termination of the New Credit Agreement, however this fee is subject to reduction or elimination if the Transaction is closed and the remaining balance refinanced or repaid within a certain time period. In addition, following the closing of the Transaction, the Company will pay the banks a monthly usage fee of $100,000. In the event that the Transaction is terminated, or is not consummated by January 1, 2000 (or, in certain limited circumstances, if the Closing is extended under the terms of the Infogrames Agreement, an event of default will occur under the New Credit Agreement (as well as under the Short-Term Note), and amounts due thereunder may be accelerated by the banks.

     If the Transaction is consummated, the Company anticipates that substantial additional restructuring and other changes could be incurred. Management believes that funds from operations, together with the proceeds from the Short-Term Note, will be sufficient to fund operations through March 31, 2000. If the Transaction is consummated, management believes that the capital received therefrom, together with funds from operations, will be sufficient to fund operations for the foreseeable future. In the event the Transaction is terminated, amounts under the New Credit Agreement and the Short-Term Note will be in default and may be accelerated. In such event, the Company would be required to immediately replace these facilities and/or raise additional capital. The failure to do so could have a material adverse effect on the Company and its operations. There is no assurance that such funding could be raised in such event.


         The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its growing publishing businesses, and the scale-back in its distribution business.

YEAR 2000 COMPLIANCE

         Many currently installed operating systems and software products are coded to accept only two digit entries in the date code field. These date code fields need additional digits to distinguish dates after the year 1999. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Failure to correct systems to become "Year 2000 compliant" may result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue also may affect the Company's products.

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

         Presently, the Company is in the process of testing the enhancements to its critical information systems and is developing and implementing a plan to identify time sensitive components in its products currently under development. In addition, the Company is in the process of asking vendors and other third parties with whom the Company has relevant relationships to certify that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. The Company expects to complete its programs for Year 2000 compliance with respect to critical information systems and vendor and other third parties by December 15, 1999 and intends to complete such process with respect to its products in advance of January 1, 2000. There can be no assurance that such upgrades and replacements can be completed on schedule or within estimated costs or can successfully address the Year 2000 compliance issues. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected. For example, failure to achieve Year 2000 compliance for the Company's internal critical information systems could delay its ability to manufacture and ship products, disrupt customer service and technical support facilities, or interrupt customer access to online products and services.

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

         The Company has budgeted $0.8 million for the cost of upgrading, replacing, testing and implementing its Year 2000 compliance, and has currently spent approximately $0.75 million to date. Additionally, the Company has not yet established a contingency plan and will continue to evaluate whether one is necessary, depending upon its progress in implementing its Year 2000 compliance measures as set forth above. The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. Actual results may differ materially from these estimates.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

     With respect to the action brought against the Company by Scavenger, Inc., previously described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "1999 Annual Report"), at the September 1999 conference, the Court extended the discovery deadline through October 13, 1999 and, except for certain discrete items being pursued with the Court's permission, discovery has been completed. The Company has now served a motion for partial summary judgment, seeking dismissal of the third, fourth and fifth causes of action which, respectively seek $5 million in claimed additional royalty payments, $100 million in claimed consequential damages and $4 million for alleged tortious interference with contract. The motion is expected to be fully briefed and submitted by the middle of December 1999.

     With respect to the litigations between Midway Games, Inc. and related entities and the Company, previously described in the 1999 Annual Report, as announced on August 16, 1999, the parties have entered into a settlement agreement to resolve all claims and counterclaims between the parties.

     Additionally, the Company is involved in various claims and legal actions, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     Pursuant to the Notes from the Company to the Junior Debtholders, the Company, on November 1, 1999, issued warrants to purchase an additional 2,500,000 shares of Common Stock to General Atlantic. In connection with the Transaction, Infogrames will be purchasing such warrants from General Atlantic.

     Pursuant to the Development and Publishing Agreement entered into between the Company and Martin Edmondson in the December 23, 1998 acquisition of Reflections Interactive Limited, on September 30, 1999 and October 29, 1999, the Company issued 791,306 and 693,828 shares of Common Stock, respectively.

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

         27.1     Financial Data Schedule.

         (b) Reports on Form 8-K

         During the quarter ended September 30, 1998, the Company filed a Current Report on Form 8-K on August 5, 1999, to report the amendment to the New Credit Agreement and the funding of the Junior Debt by General Atlantic and the Cayre family.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          GT INTERACTIVE SOFTWARE CORP.


                                          By:   /s/  JOHN T. BAKER IV
                                                -----------------------
                                          John T. Baker IV
                                          President and Chief Operating Officer
                                          Date: November 15, 1999