Form 10-Q
period 1999-12-31
GT INTERACTIVE SOFTWARE CORP
filed 2000-02-15
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999     Commission File No. 0-27338

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

                                 Yes /X/ No / /

         As of February 10, 2000, there were 103,216,452 shares of the registrant's Common Stock outstanding.

                          GT INTERACTIVE SOFTWARE CORP.
                 DECEMBER 31, 1999 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1. Financial Statements (Unaudited):
        Consolidated Condensed Balance Sheets as of March 31, 1999
        (audited) and December 31, 1999                                       3

        Consolidated Statements of Operations for the Three and
        Nine Months Ended December 31, 1998 and 1999                          4

        Consolidated Statements of Comprehensive Income for the
        Three and Nine Months Ended December 31, 1998 and 1999                5

        Consolidated Statements of Cash Flows for the Nine Months
        Ended December 31, 1998 and 1999                                      6

        Notes to the Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            13

PART II - OTHER INFORMATION

Item 1. Litigation                                                           19

Item 2. Changes in Securities and Use of Proceeds                            19

Item 4. Submissions of Matters to a Vote of Security Holders                 20

Item 5. Other Information                                                    20

Item 6. Exhibits and Reports on Form 8-K                                     21

Signatures                                                                   23

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,   DECEMBER 31,
                                                                              1999         1999
                                                                            (AUDITED)   (UNAUDITED)
                                                                            ---------   ------------
ASSETS
Current assets:
    Cash, cash equivalents and short-term investments                       $  13,512    $  20,380
    Receivables, net                                                          110,020       99,275
    Inventories, net                                                          138,208       84,774
    Income taxes receivable                                                     1,973        1,970
    Other current assets                                                       58,283        5,511
                                                                            ---------    ---------
       Total current assets                                                   321,996      211,910
Property and equipment, net                                                    36,808       29,445
Goodwill, net                                                                  34,194        8,709
Deferred income taxes                                                          12,664       40,680
Other assets                                                                   13,249       17,082
                                                                            ---------    ---------
       Total assets                                                         $ 418,911    $ 307,826
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $ 132,556    $  78,996
    Accrued liabilities                                                        35,501       38,362
    Revolving credit facility                                                      --       71,000
    Royalties payable                                                          18,515       20,888
    Income taxes payable                                                        2,569           --
    Other current liabilities                                                   1,085          860
                                                                            ---------    ---------
       Total current liabilities                                              190,226      210,106
Long-term debt                                                                 98,750       96,361
Other long-term liabilities                                                     2,802        1,626
                                                                            ---------    ---------
       Total liabilities                                                      291,778      308,093
                                                                            ---------    ---------
Commitments and contingencies Stockholders' equity (deficit):
    Preferred stock, $0.01 par, 5,000,000 shares authorized, 600,000 and 0 shares of Series A Convertible Preferred Stock issued and outstanding, respectively, stated at liquidation preference
       of $50.00 per share                                                     30,000           --

    Common stock, $0.01 par 150,000,000 shares authorized, 72,775,868 and
       103,217,352 shares issued and outstanding, respectively                    727        1,032
    Additional paid-in capital                                                161,073      226,304
    Accumulated deficit                                                       (64,667)    (227,603)
                                                                            ---------    ---------
       Total stockholders' equity (deficit)                                   127,133         (267)
                                                                            ---------    ---------
       Total liabilities and stockholders' equity (deficit)                 $ 418,911    $ 307,826
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         DECEMBER 31,              DECEMBER 31,
                                                                   ----------------------    ----------------------
                                                                      1998         1999         1998         1999
                                                                   ---------    ---------    ---------    ---------
Net revenues                                                       $ 246,303    $ 101,727    $ 478,845    $ 314,478
Cost of goods sold                                                   119,612       84,420      231,467      211,183
Selling and distribution expenses                                     50,488       40,156      106,056      111,620
General and administrative expenses                                   14,414       24,425       38,278       51,360
Research and development                                              20,727       14,820       53,289       56,415
Restructuring and other charges                                           --       32,116           --       32,116
Purchased research and development                                     5,000           --        5,000           --
SingleTrac retention bonus                                             1,680           --        1,680           --
Amortization of goodwill                                                 676          733        2,223        2,549
                                                                   ---------    ---------    ---------    ---------
    Operating income (loss)                                           33,706      (94,943)      40,852     (150,765)
Interest and other expenses, net                                       1,945        6,444        3,910       14,259
                                                                   ---------    ---------    ---------    ---------
    Income (loss) before provision for income taxes                   31,761     (101,387)      36,942     (165,024)
Provision for income taxes                                            14,429        5,242       16,438        1,519
                                                                   ---------    ---------    ---------    ---------
    Net income (loss) from continuing operations                      17,332     (106,629)      20,504     (166,543)
                                                                   ---------    ---------    ---------    ---------
Discontinued operations:
Loss from operations of OZM                                              560           --          560           --
Loss on disposal of operations                                            --           --           --          477
                                                                   ---------    ---------    ---------    ---------
     Loss from discontinued operations                                   560           --          560          477
                                                                   ---------    ---------    ---------    ---------
     Net income (loss) before extraordinary item                      16,772     (106,629)      19,944     (167,020)
                                                                   =========    =========    =========    =========
Extraordinary item:
     Gain on early extinguishment of debt                                 --        3,200           --        3,200
                                                                   ---------    ---------    ---------    ---------
     Net income (loss)                                             $  16,772    $(103,429)   $  19,944    $(163,820)
                                                                   =========    =========    =========    =========

Basic income (loss) per share from continuing operations           $    0.25    $   (1.35)   $    0.30    $   (2.21)
Basic income (loss) per share from discontinued operations             (0.01)          --        (0.01)   $   (0.01)
Basic income (loss) per share from extraordinary item              $      --    $    0.04    $      --    $    0.04
                                                                   ---------    ---------    ---------    ---------
Basic net income (loss) per share                                  $    0.24    $   (1.31)   $    0.29    $   (2.18)
                                                                   =========    =========    =========    =========

    Weighted average number of shares outstanding                     69,742       79,072       68,632       75,275
                                                                   =========    =========    =========    =========

Diluted income (loss) per share from continuing operations         $    0.25    $   (1.35)   $    0.30    $   (2.21)
Diluted income (loss) per share from discontinued operations       $   (0.01)   $      --    $   (0.01)   $   (0.01)
Diluted income (loss) per share from extraordinary item            $      --    $    0.04    $      --    $    0.04
                                                                   ---------    ---------    ---------    ---------
Diluted net income (loss) per share                                $    0.24    $   (1.31)   $    0.29    $   (2.18)
                                                                   =========    =========    =========    =========
    Weighted average number of shares outstanding                     70,097       79,072       68,292       75,275
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    DECEMBER 31,            DECEMBER 31,
                                               ---------------------    -------------------
                                                 1998         1999        1998      1999
                                               --------    ---------    -------   ---------
Net income (loss)                              $ 16,772    $(103,429)   $19,944   $(163,820)
Other comprehensive income (loss):
    Foreign currency translation adjustments       (408)         687        344         883
                                               --------    ---------    -------   ---------
Comprehensive income (loss)                    $ 16,364    $(102,742)   $20,288   $(162,937)
                                               ========    =========    =======   =========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1998        1999
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $  19,944    $(163,820)
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                 10,123       12,322
       Issuance of warrants to Infogrames                                                --        8,985
       Purchased research and development                                             5,000           --
       Deferred income taxes                                                         (1,527)       8,129
       Deferred income                                                                   28          (87)
       Write-off of assets in connection with restructuring charges                      --       29,964
       Warrants issued in connection with revolving credit facility                      --        3,188
       Issuance of common stock in lieu of partial  royalty payment                      --        4,208
       Issuance of common stock pursuant to Employee Stock Purchase Plan                 --          416
       Changes in operating assets and liabilities:
            Receivables, net                                                       (118,739)      10,819
            Inventories, net                                                        (68,770)      53,489
            Income taxes receivable                                                   8,895            3
            Other current assets                                                     (4,443)      16,515
            Accounts payable                                                         71,848      (53,521)
            Accrued liabilities                                                      21,034        2,879
            Royalties payable                                                        (4,403)       2,364
            Income taxes payable                                                     14,276       (2,593)
            Long-term liabilities                                                       194       (1,175)
            Other                                                                    (1,366)         152
                                                                                  ---------    ---------
               Net cash used in operating activities                                (47,906)     (67,763)
                                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                             (15,910)      (8,681)
    Acquisitions, net                                                                (2,465)          --
                                                                                  ---------    ---------
               Net cash used in investing activities                                (18,375)      (8,681)
                                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings, net                                                                  67,000      (27,750)
    Redemption of preferred stock                                                        --      (30,000)
    Issuance of Infogrames 5% subordinated convertible note, net                         --       55,934
    Issuance of General Atlantic Partners, LLC 0% subordinated convertible note          --       35,649
    Issuance of common stock to Infogrames, net                                          --       48,615
    Proceeds from exercise of stock options                                             360          125
                                                                                  ---------    ---------
                   Net cash provided by financing activities                         67,360       82,573
                                                                                  ---------    ---------
    Effect of exchange rates on cash and cash equivalents                               763          739
                                                                                  ---------    ---------
    Net increase in cash and cash equivalents                                         1,842        6,868
    Cash and cash equivalents - beginning of period                                  17,224       13,407
                                                                                  ---------    ---------
    Cash and cash equivalents  - end of period                                    $  19,066    $  20,275
                                                                                  =========    =========

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

FISCAL YEAR

         Effective January 1, 1998, the Company changed its fiscal year end from December 31 to March 31.

NOTE 2 - PURCHASE OF MAJORITY INTEREST BY INFOGRAMES ENTERTAINMENT S.A. ("INFOGRAMES")

         On November 15, 1999, Infogrames Entertainment S.A. and/or its subsidiaries ("Infogrames") purchased from the Company a $25 million principal amount Short-Term Senior Secured Note ("Short-Term Note"). In connection with this transaction, the Company issued to Infogrames warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share.

         On December 16, 1999, the Company consummated a number of transactions with Infogrames and certain partnerships affiliated with General Atlantic Partners, LLC ("GAP"). Infogrames, the founding Cayre family ("Cayre"), and GAP entered into further transactions as well.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)



         Infogrames purchased 33, 558,581 shares of common stock from the founding Cayre family for $25.0 million and also purchased $10 million of subordinated notes ("Cayre Notes") of the Company.

         Infogrames purchased 28,571,429 shares of Common Stock from the Company for $50 million ($1.75 per share) and $60.6 million principal amount of a new 5% subordinated convertible note of the Company for $25 million, the Cayre Notes, the Short-Term Notes and $0.6 million accrued interest. The new 5% subordinated convertible note is convertible into common stock at $1.85 per share.

         The Company issued to GAP $50 million principal amount ($35.6 million fair market value) of non-interest bearing subordinated convertible notes in exchange for 600,000 shares of Series A Preferred Stock and $20 million of subordinated notes of the Company, and accrued interest thereon, held by GAP. These notes are convertible into common stock at $4.00 per share.

         Infogrames acquired from GAP warrants to purchase 4,500,000 shares of common stock at an exercise price of $.01 per share, for nominal consideration.

         As a result of these transactions, as of December 31, 1999, Infogrames owns approximately 62 million shares of the Company's common stock, or 60% of the voting securities of the Company.


NOTE 3 - ACQUISITIONS

         In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which approximately $5.4 million was cash and the balance of the purchase price was the issuance of 0.7 million newly issued shares of the Company's Common Stock, and the assumption of approximately 0.3 million stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with the applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly, approximately $11 million of acquisition cost was expensed in the fourth quarter of 1997. In connection with the reorganization of the Company's frontline publishing business, the Company wrote-off approximately $3.3 million of goodwill relating to SingleTrac in the quarter ended March 31, 1999.

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)



         In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 2.3 million newly issued shares of the Company's Common Stock and approximately 0.6 million stock options to purchase the Company's Common Stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM and therefore OZM was accounted for as a discontinued operation. OZM was sold on July 28, 1999 for $5.2 million in cash. This resulted in an additional loss for the three months ended December 31, 1999 from discontinued operations of $0.5 million. The initial loss recorded in the prior fiscal year of $19.0 million included a provision of $5.0 million for operating losses during the phase-out period.

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

NOTE 4 - INVENTORIES, NET

         Inventories consist of the following:

                                       MARCH 31,   DECEMBER 31,
                                         1999          1999
                                       --------    ------------
                                           (IN THOUSANDS)
Finished goods                         $134,014      $78,999
Raw materials                             4,194        5,775
                                       --------      -------
                                       $138,208      $84,774
                                       ========      =======

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         On January 21, 1997, the Company entered into a revolving credit agreement (as amended, the "Old Credit Agreement") with certain banks expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

         Simultaneously, on September 11, 1998, the Company entered with First Union National Bank, as agent for a syndicate of banks, into a new revolving credit agreement (the "New Credit Agreement"), expiring on September 11, 2001. The New Credit Agreement was amended on June 29, 1999 and, concurrently with the execution of definitive documentation for the Infogrames Transaction, amended again on November 15, 1999 (the "New Credit Agreement, as amended"), expiring on March 31, 2000. Under the New Credit Agreement, as amended, the Company can borrow up to $75 million (the "Line"). These borrowings are used for ongoing working capital requirements, letters of credit and other general

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)

corporate purposes. Borrowing is limited to a percentage of domestic accounts receivable and inventory, and is secured by these and other assets of the Company. Under the New Credit Agreement, as amended, certain financial covenants were waived. The Company anticipates that under the New Credit Agreement, as amended, substantially all of the Line should be available to the Company through March 31, 2000. To induce the banks to amend the New Credit Agreement, the Company issued the banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 850,000 shares of the Company's Common Stock with varying vesting schedules for exercisability. Of these, warrants to purchase 375,000 shares of Common Stock were immediately exercisable, 250,000 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 225,000 shares of Common Stock will become exercisable only upon the occurrence of certain events. At December 31, 1999, the Company had outstanding debt of $71.0 million, representing borrowings under the New Credit Agreement, as amended, and letters of credit amounting to approximately $1.2 million.

         Refer to Note 2 for additional obligations of the Company incurred concurrent with the Infogrames Transaction.

         In January, February, and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the United States District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997. In January 1999, plaintiffs filed a consolidated and amended complaint alleging that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, which misstatements purportedly had the effect of overstating the Company's net income and net assets. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 against the Company's independent auditor, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. In an Order and Opinion, dated November 29, 1999, the District Court granted both motions and dismissed with prejudice the complaint. Plaintiffs have appealed that dismissal to the United States Court of Appeals for the Second Circuit. The Company believes that these actions are without merit and intends to defend itself vigorously against them.

         On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in New York Supreme Court claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment. Pursuant to a preliminary conference order dated February 11, 1998, the parties had until year end 1998 to conduct discovery. On September 17, 1998, however, Scavenger's counsel filed a motion seeking to be relieved as counsel, which the Court granted on October 6, 1998. At a November 12, 1998 preliminary conference, another attorney appeared as Scavenger's prospective new counsel, subject to further discussions with Scavenger. New counsel thereafter filed a notice of appearance in the case. At a December 1, 1998 compliance conference, the Court reissued a discovery order, whereby discovery was to be completed by July 30, 1999. At a June 30, 1999 conference, the Court extended the discovery deadline until September 15, 1999. Scavenger has now moved for partial summary judgment on its first two causes of action for remaining advances ($4.3 million), and the Company has opposed that motion and asked the court to dismiss those two claims with prejudice. Scavenger has moved to amend the complaint adding claims of fraud and prima facie tort seeking punitive damages; the proposed amended complaint seeks $60 million and $100 million on the fraud claims and $10 million in punitive damages on the prima facie tort claim. The Company has, at once, opposed the motion to amend and cross moved to dismiss the additional claims if leave to amend is granted. At the September 1999 conference, the Court extended the discovery deadline through October 13, 1999 and, except for certain discrete items being pursued with the Court's permission, discovery has been completed. The Company has now served a motion for partial summary judgment, seeking dismissal of the third, fourth and fifth causes of action which, respectively, seek $5 million in claimed additional royalty payments, $100 million in claimed consequential damages and $4 million for alleged tortious interference with contract. Scavenger has opposed that motion and cross-moved for an accounting. On October 13, 1999, Scavenger filed a note of issue (i.e., certificate of readiness for trial). While no trial date has been set, a pretrial conference has been scheduled for March 29, 2000. The Company intends to vigorously defend this action and pursue its counterclaim.

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

         On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue OEM bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. The complaint asserts five claims of breach and intentional interference, which seek $100,000 for the nonpayment and rejection of milestone nine, $400,000 for the balance of payments under the contract, $775,000 for alleged lost OEM bundling opportunities, $775,000 for alleged intentional interference with bundling arrangements and $500,000 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and OEM bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400,000 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less than the $800,000 in milestone payments advanced for the development of "Rebel Moon Revolution." Pursuant to a November 30, 1999 court order, discovery must be completed by June 30, 2000. The Company intends to vigorously defend this action and pursue its counterclaim.

         On February 7, 2000, Hasbro Interactive Inc., its subsidiary Atari Interactive, Inc. and Zao Elorg d/b/a Elorg Corporation filed a lawsuit against the Company and five other companies in Massachusetts federal court. The complaint asserts claims against the Company for copyright infringement and unfair competition based on the sale of the computer videogames entitled "HemiRoids," "Patriot Command," "Bricklayer," "3D TetriMadness," "3D Munch Man," "3D Munch Man II," and "Mac-Man," as well as claims for trademark infringement and dilution for use of the name "3D TetriMadness." The complaint seeks injunctive relief, actual profits, statutory damages, attorneys' fees and costs pursuant to federal copyright and trademark laws, as well as common law damages. The Company, which has not yet responded to the complaint, intends to vigorously defend this action.

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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)



NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 NINE MONTHS ENDED
                                                                   DECEMBER 31,
                                                                 -----------------
                                                                   1998     1999
                                                                 -------   ------
                                                                  (IN THOUSANDS)
Common stock  issued in connection with the acquisition of OZM   $15,473       --
Common stock  issued in connection with the acquisition of
    Reflections                                                  $12,279       --
Warrants issued in connection with New Credit Agreement               --   $3,188
Warrants issued to GAP and acquired by Infogrames                     --    8,835
Warrants issued in connection with Short-Term Note                    --      150
Common stock issued in lieu of partial royalty payment                --    4,208
Cash paid for income taxes                                         5,000    2,611
Cash paid for interest                                             4,083    7,526

NOTE 7 - RESTRUCTURING AND OTHER CHARGES

         Restructuring and other charges of approximately $17.5 million, recorded in the three months ended March 31, 1999, related to a reorganization of the Company's frontline publishing business, contemplated relocation of corporate headquarters to California and outsourcing of the Company's distribution function. Restructuring and other charges of approximately $32.1 million, recorded in the three months ended December 31, 1999 relate to the Company's continuing reorganization of its operations. These charges primarily include: 1) the write-off of goodwill due to the consolidation of the value distribution division with the Company's publishing division and 2) the consolidation of European publishing operations. The Company has closed down certain internal development studios as part of its reorganization. The Company's plans to relocate corporate headquarters have been terminated. The following table sets forth adjustments to the restructuring reserve:

                               BALANCE,                                  BALANCE,
                              MARCH 31,                                  DECEMBER
                                1999       ADDITIONS       PAYMENTS      31, 1999
Severance                      $8,357       $ 2,101        $(2,005)       $8,454
Transition rent                   635            --           (514)          120
                               ------       -------        -------        ------
                               $8,992       $ 2,101        $(1,262)       $8,574
                               ======       =======        =======        ======

NOTE 8 - SUBSEQUENT EVENTS

         Pursuant to the Company's consolidation of the value distribution division with the Company's publishing division, the employment of Charles F. Bond, President, Value Products and Close-outs Division, was terminated by mutual agreement effective January 31, 2000.

         On February 10, 2000, following the Company's decision to remain headquartered in New York, New York, Thomas A. Heymann, the Chief Executive Officer and Chairman of the Board of Directors of the Company, and John T. Baker IV, the President and Chief Operating Officer of the Company, announced that they would resign from the Company. Mr. Heymann's resignation was effective February 11, 2000. Mr. Baker's resignation is pending.

         Bruno Bonnell, Chairman and Chief Executive Officer of Infogrames was elected Chairman and Chief Executive Officer of the Company effective February 11, 2000. Mr. Heymann will continue to serve on the Board of Directors of the Company.

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

         Sales are recorded net of expected future returns. Higher than anticipated returns were experienced in the first nine months of the fiscal year. Management has taken a substantial provision for returns and price protection in the current quarter as described below. Management continuously assesses and re-evaluates the rate of returns based on business conditions and market factors.

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


RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                      THREE MONTHS        NINE MONTHS
                                                          ENDED              ENDED
                                                       DECEMBER 31,       DECEMBER 31,
                                                      --------------     --------------
                                                       1998     1999      1998     1999
                                                      -----    -----     -----    -----
Net revenues                                          100.0%   100.0%    100.0%   100.0%
Cost of goods sold                                     48.6     83.0      48.3     67.2
Selling and distribution expenses                      20.5     39.5      22.1     35.5
General and administrative expenses                     5.9     24.0       8.0     16.3
Research and development                                8.4     14.6      11.1     17.9
Restructuring charges                                   0.0     31.6       0.0     10.2
Purchased research and development                      2.0      0.0       1.0      0.0
SingleTrac retention bonus                              0.7      0.0       0.4      0.0
Amortization of goodwill                                0.3      0.7       0.5      0.8
                                                      -----   ------     -----    -----
    Operating income (loss)                            13.7    (93.3)      8.5    (47.9)
Interest and other expenses, net                        0.8      6.3       0.8      4.5
                                                      -----   ------     -----    -----
    Income (loss) before provision for income taxes    12.9    (99.7)      7.7    (52.5)
Provision for income taxes                              5.9      5.2       3.4      0.5
                                                      -----   ------     -----    -----
    Net income (loss) from continuing operations        7.0   (104.8)      4.3    (53.0)
                                                      -----   ------     -----    -----
Discontinued operations:
Loss from operations of OZM                             0.2      0.0       0.1      0.0
Loss on disposal of operations                          0.0      0.0       0.0      0.2
                                                      -----   ------     -----    -----
     Loss from discontinued operations                  0.2      0.0       0.1      0.2
                                                      -----   ------     -----    -----
     Net income (loss) before extraordinary item        6.8   (104.8)      4.2    (53.1)
Extraordinary item:
     Gain on early extinguishment of debt               0.0      3.1       0.0      1.0
                                                      -----   ------     -----    -----
     Net income (loss)                                  6.8%  (101.7)%    4.2%   (52.1)%
                                                      =====   ======     =====    =====

         Net revenues for the three months ended December 31, 1999 decreased approximately $144.6 million, or 58.7%, to $101.7 million from $246.3 million, as compared to the comparable period of the prior year. Net revenues for the nine months ended December 31, 1999 decreased approximately $164.4 million, or 34.3%, to $314.5 million from $478.8 million, as compared to the comparable period of the prior year. Such decrease in net revenues is attributable primarily to a light new release schedule, higher than anticipated returns and reduced volume in the distribution business. As a result of Infogrames' strong international presence, the Company is winding down its European publishing operations and has substantially increased its provision for returns in that territory. During the quarter, the Company's perceived financial condition significantly constrained its ability to acquire inventory for its third party distribution business. As a result, the Company was forced to substantially downsize its distribution business. Management expects net revenues from the distribution business to significantly under-perform its original projections for the remainder of the fiscal year, as the Company continues to downsize that business and focus its resources on its core publishing business.

         While the consumer software business is typically seasonal, the granting of price protection and returns of products in the first three fiscal quarters exceeded expectations. As consumer pricing has become more competitive, the Company is finding more frequently that it is necessary to offer mark-downs for products which have not yet sold through to the consumer, or to accept a higher level of returns of product that are not selling at retail, or both. In anticipation of a further reduction in net revenues and as a reflection of the higher than expected returns, management has increased substantially its provision for price protection and returns in the current fiscal quarter.

         Publishing revenues declined substantially in frontline, children's, leisure and international primarily as a result of a light new release schedule. Domestic frontline net revenues decreased 16% from $41.4 million to $34.7 million for the three months ended December 31, 1999, compared to the prior year period. Domestic frontline net revenues decreased 37% from $121.5 million to $77.2 million for the nine months ended December 31, 1999 as compared to the comparable period of the prior year. International frontline net revenues decreased 77% from $68.3 million to $16.0 million for the three months ended December 31, 1999, compared to the prior year period. International frontline net revenues decreased 37% from $121.5 million to $77.2 million for the nine months ended December 31, 1999 as compared to the comparable period of the prior year.

         Due to the downsizing of the Company's distribution business, distribution net revenues decreased 70% from $103.5 million to $31.1 million for the three months ended December 31, 1999, compared to the prior year period. Distribution net revenues decreased 51% from $213.1 million to $104.5 million for the nine months ended December 31, 1999 as compared to the comparable period of the prior year. Some of the Company's larger retail customers continue to purchase consumer software direct from several large publishers whose software was previously sold through the Company.

         Cost of goods sold for the three months ended December 31, 1999 decreased approximately $35.2 million, or 29.4%, to $84.4 million from $119.6 million, as compared to the comparable period of the prior year. Cost of goods sold for the nine months ended December 31, 1999 decreased approximately $20.3 million, or 8.8%, to $211.2 million from $231.5 million, as compared to the comparable period of the prior year. Cost of goods sold as a percentage of net revenues for the three and nine months ended December 31, 1999 increased to 83.0% and 67.2% from 48.6% and 48.3%, respectively, as compared to the comparable periods of the prior year. The increase for the three and nine months ended December 31, 1999, as a percentage of net revenues, was due primarily to the additional royalties expense for sales of Driver and reserving for substantially all International inventory which Infogrames does not expect to re-sell. Additionally, the increase in cost of goods was due to the increased sale of console products, which generally have a higher overall cost than PC products.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses for the three months ended December 31, 1999 decreased approximately $10.3 million, or 20.5%, to $40.2 million from $50.5 million, as compared to the comparable period of the prior year. Selling and distribution expenses for the nine months ended December 31, 1999 increased approximately $5.6 million, or 5.2%, to $111.6 million from $106.1 million, as compared to the comparable period of the prior year. Selling and distribution expenses as a percentage of net revenues for the three and nine months ended December 31, 1999 increased to 39.5% and 35.3% from 20.5% and 22.1%, respectively, as compared to the comparable period of the prior year. The increase, as a percentage of net revenues for the three and nine months ended December 31, 1999, was primarily attributable to advertising worldwide to support existing and upcoming releases of the Company's frontline publishing products.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three months ended December 31, 1999 increased approximately $10.0 million, or 69.5%, to $24.4 million from $14.4 million, as compared to the comparable period of the prior year. General and administrative expenses for the nine months ended December 31, 1999 increased approximately $13.1 million, or 34.2%, to $51.4 million from $38.3 million, as compared to the comparable period of the prior year. General and administrative expenses as a percentage of net revenues for the three and nine months ended December 31, 1999 increased to 24.0% and 16.3% from 5.9% and 8.0%, respectively, as compared to the comparable periods of the prior year. The increase was primarily due to the increased costs associated with the Company's restructuring.

         Research and development expenses ("R&D") primarily includes payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and related costs. These expenses for the three months ended December 31, 1999 decreased approximately $5.9 million, or 28.5%, to $14.8 million from $20.7 million, as compared to the comparable period of the prior year. R&D expenses for the nine months ended December 31, 1999 increased approximately $3.1 million, or 5.9%, to $56.4 million from $53.3 million, as compared to the comparable period of the prior year. Research and development as a percentage of net revenues for the three and nine months ended December 31, 1999 increased to 14.6% and 17.9% from 8.4% and 11.1%, respectively, as compared to the comparable periods of the prior year. The increase is primarily due to a $7.8 million earned-out royalty payment to Reflections Interactive for Driver in the three months ended September 30, 1999, which was paid in cash and Common Stock. This was partially offset by the Company entering into fewer new contracts with external developers. Research and development expenses of the Company's internal development studios, which primarily include Humongous, Legend Entertainment and Reflections decreased to $8.3 million from $9.2 million for the three months ended December 31, 1999 and increased to $37.9 million from $23.6 million for the nine months ended December 31, 1999, as compared to the comparable periods of the prior year.

         Restructuring and other charges of approximately $32.1 million, recorded in the three months ended December 31, 1999, relate to the Company's continuing reorganization of its operations. These charges primarily include :
1) the write-off of goodwill due to the consolidation of the value distribution division with the Company's publishing division and 2) the consolidation of European publishing operations.

         In connection with the acquisition of Reflections in December 1998, the Company incurred a charge of $5.0 million for purchased research and development. In connection with the acquisition of SingleTrac in October 1997, the Company incurred a charge of $1.7 million for the three months ended December 31, 1998 for a retention bonus for the SingleTrac employees, which was based on the achievement of certain performance goals.

         Interest and other expenses, net, increased approximately $4.5 million and $10.3 million for the three and nine months ended December 31, 1999, respectively, as compared to the comparable periods of the prior year. The increase was partially attributable to the increase in interest costs associated with increased borrowings under the Old Credit Agreement and New Credit Agreement. The amortization of deferred financing costs relating to the New Credit Agreement and the subordinated notes held by General Atlantic Partners, LLC (together with its affiliates, "GAP")and the Cayre family also contributed to the increase in interest and other expenses, net.

         The Company's effective tax rate for the three and nine months ended December 31, 1999 was 5% and 1%, respectively, compared to 45% and 44% for the three and nine months ended December 31, 1998, respectively. The Company does not anticipate earnings in the near future sufficient to offset a tax benefit.

         The gain on early extinguishment of debt of $3.2 million relates to the net gain recognized on the GAP Securities Exchange and the write-off of deferred financing costs associated with warrants issued in connection with the New Credit Agreement, and, warrants issued to GAP and subsequently acquired by Infogrames concurrent with the Infogrames transaction on December 16, 1999. (See
Note 2).

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $20.3 million at December 31, 1999 compared to $13.4 million at March 31, 1999. As of December 31, 1999, the Company had working capital of $1.8 million compared to $131.8 million at March 31, 1999.

         During the nine months ended December 31, 1999, $82.6 million of cash and cash equivalents was provided by financing activities. The Company repaid $27.8 million of its revolving line of credit and entered into various commitments with Infogrames and GAP, as further described below. The cash flow from financing activities was primarily used to fund $67.8 million for net cash used in operating activities which resulted from operating losses, and a reduction in the accounts payable balance (for past due accounts). This was offset by a decline in receivables due to a reduction in volume of revenues.

         Approximately $8.7 million in cash was used in investing activities to purchase property and equipment, primarily additional computer hardware and software for the development of internal systems.

         On January 21, 1997, the Company entered into a revolving credit agreement (as amended, the "Old Credit Agreement") with certain banks expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

         Simultaneously, on September 11, 1998, the Company entered with First Union National Bank, as agent for a syndicate of banks, into a new revolving credit agreement (the "New Credit Agreement") expiring on September 11, 2001. The New Credit Agreement was amended on June 29, 1999 and, concurrently with the execution of definitive documentation for the Infogrames Transaction, amended again on November 15, 1999 (the "New Credit Agreement, as amended,") expiring on March 31, 2000. Under the New Credit Agreement, as amended, the Company can borrow up to $75 million (the "Line"). These borrowings are used for ongoing working capital requirements, letters of credit and other general corporate purposes. Borrowing is limited to a percentage of domestic accounts receivable and inventory, and is secured by these and other assets of the Company. Under the New Credit Agreement, as amended, certain financial covenants were waived. The Company anticipates that under the New Credit Agreement, as amended, substantially all of the Line should be available to the Company through March 31, 2000. To induce the banks to amend the New Credit Agreement, the Company issued the banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 850,000 shares of the Company's Common Stock with varying vesting schedules for exercisability. Of these, warrants to purchase 375,000 shares of Common Stock were immediately exercisable, 250,000 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 225,000 shares of Common Stock will become exercisable only upon the occurrence of certain events. At December 31, 1999, the Company had outstanding debt of $71.0 million, representing borrowings under the New Credit Agreement, as amended, and letters of credit amounting to approximately $1.2 million.

         On November 15, 1999, Infogrames Entertainment S.A. and/or its subsidiaries ("Infogrames") purchased from the Company a $25 million principal amount Short-Term Senior Secured Note ("Short-Term Note"). In connection with this transaction, the Company issued to Infogrames warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share.

         On December 16, 1999, the Company consummated a number of transactions with Infogrames and certain partnerships affiliated with General Atlantic Partners, LLC ("GAP"). Infogrames, the founding Cayre family ("Cayre"), and GAP entered into further transactions as well.

         Infogrames purchased 33, 558,581 shares of common stock from the founding Cayre family for $25.0 million and also purchased $10 million of subordinated notes ("Cayre Notes") of the Company.

         Infogrames purchased 28,571,429 shares of Common Stock from the Company for $50 million ($1.75 per share) and $60.6 million principal amount of a new 5% subordinated convertible note of the Company for $25 million, the Cayre Notes, the Short-Term Notes and $0.6 million accrued interest. The new 5% subordinated convertible note is convertible into common stock at $1.85 per share.

         The Company issued to GAP $50 million principal amount ($35.6 million fair market value) of non-interest bearing subordinated convertible notes in exchange for 600,000 shares of Series A Preferred Stock and $20 million of subordinated notes of the Company, and accrued interest thereon, held by GAP. These notes are convertible into common stock at $4.00 per share.

         Infogrames acquired from GAP warrants to purchase 4,500,000 shares of common stock at an exercise price of $.01 per share, for nominal consideration.

         As a result of these transactions, as of December 31, 1999, Infogrames owns approximately 62 million shares of the Company's common stock, or 60% of the voting securities of the Company.

         Management believes that the proceeds from the Company's operations and the proceeds from the transaction with Infogrames will be sufficient to fund operations for the foreseeable future, provided that the New Credit Agreement, as amended, which terminates on March 31, 2000, is replaced or extended by such date. While the Company believes that replacement financing will be available, the failure to replace or extend the New Credit Agreement, as amended, by March 31, 2000 would have a material adverse effect on the Company and its operations and there is no assurance that such replacement financing or extension will be available.

         The Company expects continued volatility in the use of cash due to varying, seasonal receivable payment cycles, quarterly working capital needs to finance its publishing businesses and the downscaling of its distribution business.

YEAR 2000 COMPLIANCE

         To date, no significant problems related to Year 2000 have been identified in the Company's internal systems or with its vendors, suppliers, service providers or customers that would materially impact the Company's business. Also, no Year 2000 issues have been identified with the internally developed or third party products that the Company distributes.

         Although the Company does not expect any significant future Year 2000 related failures or malfunctions, the Company will continue to monitor its internal systems and work closely with its suppliers, service providers and customers to seek to avoid any material interruptions in its business.

         The Company has spent $0.8 million for the cost of upgrading, replacing, testing and implementing its Year 2000 compliance plan. No further expenditures are currently expected.

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

         With respect to the action brought against the Company by persons purporting to sue on behalf of a class of persons who purchased shares of the Company during the period from August 1, 1996 through December 12, 1997, previously described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "1999 Annual Report"), in an Order and Opinion, dated November 29, 1999, the District Court granted motions filed by the Company and Arthur Andersen LLP and dismissed with prejudice the complaint. Plaintiffs have appealed that dismissel to the United States Court of Appeals for the Second Circuit.

         With respect to the action brought against the Company by Scavenger, previously described in the 1999 Annual Report, at the September 1999 conference, the Court extended the discovery deadline through October 13, 1999 and, except for certain discrete items being pursued with the Court's permission, discovery has been completed. The Company has now served a motion for partial summary judgment, seeking dismissal of the third, fourth and fifth causes of action which, respectively seek $5 million in claimed additional royalty payments, $100 million in claimed consequential damages and $4 million for alleged tortious interference with contract. Scavenger has opposed that motion and cross-moved for an accounting. On October 13, 1999, Scavenger filed a note of issue (i.e., certificate of readiness for trial). While no trial date has been set, a pretrial conference has been scheduled for March 29, 2000.

         Additionally, the Company is involved in various claims and legal actions, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         On December 16, 1999, pursuant to a securities purchase agreement, dated as of November 15, 1999 (the "GT Purchase Agreement"), by and among the Company, Infogrames Entertainment S.A. ("Infogrames") and California U.S. Holdings, Inc. ("Purchaser"), the Company issued to Purchaser and Purchaser acquired from the company: (i) 28,571,429 shares of the Company's common stock, par value $0.01 per share ("Common Stock") at a purchase price of $1.75 per share and (ii) a 5% Convertible Subordinated Note due 2004 (the "Infogrames Note") in the principal amount of approximately $60.5 million and convertible into approximately 32,700,000 shares of Common Stock at a conversion price of $1.85 per share, subject to adjustment in certain circumstances. The total purchase price for the securities issued to Purchaser pursuant to the GT Purchase Agreement was approximately $110.5 million.

         Concurrently with the execution of the GT Purchase Agreement, Infogrames purchased from the Company a Short-Term Senior Secured Note in the aggregate principal amount of $25.0 million (the "Short-Term Note"), which, together with accrued interest, was applied toward the payment by Infogrames for the Infogrames Note. In connection with the funding of the Short-Term Note, the Company issued warrants to Infogrames to purchase 50,000 shares of Common Stock, at an exercise price of $0.01 per share.

         On December 16, 1999, concurrently with the consummation of the transactions contemplated in the GT Purchase Agreement and pursuant to an exchange agreement between General Atlantic Partners, LLC and certain of its affiliates (collectively, "GAP"), on the one hand, and the Company, on the other hand, GAP exchanged its 600,000 shares of Series A Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), and its $20.0 million in principal amount of 9% Subordinated Notes of the Company, due July 29, 2000, for $50.0 million in principal amount of Convertible Subordinated Notes due 2004 issued by the Company, which Convertible Subordinated Notes are non-interest bearing and are convertible into approximately 12,500,000 shares of Common Stock at a conversion price of $4.00 per share, subject to adjustment in certain circumstances.

         The securities issued in the transactions set forth above were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Charter Amendment"), which increases the total number of shares of authorized capital stock of the Company from 155,000,000 shares to 305,000,000 shares. On November 15, 1999, pursuant to (i) securities purchase and voting agreements by and among Purchaser and Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, their children and various associated trusts (collectively, the "Cayre Family") and (ii) a securities purchase and voting agreement by and among Purchaser and GAP, the Cayre Family and GAP, holders on such date of 41,667,106 shares of Common Stock in the aggregate and 600,000 shares of Series A Preferred Stock representing approximately 59% of the outstanding voting securities of the Company, approved and adopted the Charter Amendment. As a result, the Charter Amendment was approved by a majority of the issued and outstanding voting securities of the Company and no further votes were needed. On or about January 25, 2000, the Company mailed an Information Statement, filed with the Securities and Exchange Commission on Schedule 14C, to all holders of record at the close of business on December 2, 1999 of the Company's Common Stock and Series A Preferred Stock in connection with the approval and adoption of the Charter Amendment. The Charter Amendment will be effective on February 14, 2000.

ITEM 5. OTHER INFORMATION

         Effective as of December 16, 1999, pursuant to the GT Purchase Agreement, all then current members of the Company's Board of Directors, other than Mr. Thomas A. Heymann and Mr. Steven A. Denning, resigned as directors of the Company and Mr. Bruno Bonnell, the Chairman of the Board of Directors, President and Chief Executive Officer of Infogrames, and Mr. Thomas Schmider, the Managing Director of Infogrames, were elected as new directors of the Company. In addition, on December 17, 1999, the reconstituted Board of Directors of the Company set the number of directors on the Board of Directors at five and appointed Mr. Herve Liagre, the Mergers and Acquisitions Director of Infogrames, as a director of the Company.


ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The following exhibits are filed as part of this report:

EXHIBIT
  NO.     DESCRIPTION
-------   -----------
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

  10.1 Securities Purchase Agreement, dated as of November 15, 1999, by and among Infogrames Entertainment S.A., California U.S. Holdings, Inc.
          and the Company (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed on November 19, 1999).

  10.2 Securities Exchange Agreement, dated as of November 15, 1999, by and among the Company, General Atlantic Partners 54, L.P., and GAP
          Coinvestment Partners II, L.P. (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed on November 19, 1999).

  10.3    Third Amendment, Consent, Waiver and Agreement, dated as of November
          15, 1999, by and among the Company, the Lenders thereto and First
          Union National Bank, as Administrative Agent (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed on November 19, 1999).

  10.4    Second Amended and Restated Security Agreement, dated as of November
          15, 1999, by and among the Company, certain of its subsidiaries, First
          Union National Bank, as Administrative Agent, and California U.S.
          Holdings, Inc. (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed on November 19, 1999).

  10.5    Second Amended and Restated Pledge Agreement, dated as of November 15,
          1999, by the Company and certain of its subsidiaries in favor of First
          Union National Bank, as Administrative Agent, and California U.S.
          Holdings, Inc. (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed on November 19, 1999).

  10.6    Promissory Note of the Company in the aggregate principal amount of
          $25,000,000 payable to California U.S. Holdings, Inc. (incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Current Report on Form 8-K filed on November 19,
          1999).

  27.1    Financial Data Schedule.

         (b) Reports on Form 8-K

         During the quarter ended December 31, 1999, the Company filed: (i) a Current Report on Form 8-K on November 19, 1999, announcing the proposed transactions with Infogrames and the amendment to the New Credit Agreement, and
(ii) a current Report on Form 8-K on December 21, 1999, reporting a change of control of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GT INTERACTIVE SOFTWARE CORP.

                                             By: /s/ JOHN T. BAKER IV
                                                 -------------------------------
                                                 John T. Baker IV
                                                 President and
                                                 Chief Operating Officer
                                                 Date: February 14, 2000