Form 10-Q/A
period 1999-12-31
INFOGRAMES INC
filed 2000-06-29
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,   DECEMBER 31,
                                                                              1999         1999
                                                                            (AUDITED)   (UNAUDITED)
                                                                            ---------   ------------
ASSETS
Current assets:
    Cash, cash equivalents and short-term investments                       $  13,512    $  20,380
    Receivables, net                                                          110,020       99,275
    Inventories, net                                                          138,208       84,774
    Income taxes receivable                                                     1,973        1,970
    Other current assets                                                       58,283        5,511
                                                                            ---------    ---------
       Total current assets                                                   321,996      211,910
Property and equipment, net                                                    36,808       29,445
Goodwill, net                                                                  34,194        8,709
Deferred income taxes                                                          12,664       24,403
Other assets                                                                   13,249       17,082
                                                                            ---------    ---------
       Total assets                                                         $ 418,911    $ 291,549
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $ 132,556    $  78,996
    Accrued liabilities                                                        35,501       38,362
    Revolving credit facility                                                      --       71,000
    Royalties payable                                                          18,515       20,888
    Income taxes payable                                                        2,569           --
    Other current liabilities                                                   1,085          860
                                                                            ---------    ---------
       Total current liabilities                                              190,226      210,106
Long-term debt                                                                 98,750       96,361
Other long-term liabilities                                                     2,802        1,626
                                                                            ---------    ---------
       Total liabilities                                                      291,778      308,093
                                                                            ---------    ---------
Commitments and contingencies Stockholders' equity (deficit):
    Preferred stock, $0.01 par, 5,000,000 shares authorized, 600,000 and 0 shares of Series A Convertible Preferred Stock issued and outstanding, respectively, stated at liquidation preference
       of $50.00 per share                                                     30,000           --

    Common stock, $0.01 par 150,000,000 shares authorized, 72,775,868 and
       103,217,352 shares issued and outstanding, respectively                    727        1,032
    Additional paid-in capital                                                161,073      226,304
    Accumulated deficit                                                       (64,667)    (243,880)
                                                                            ---------    ---------
       Total stockholders' equity (deficit)                                   127,133      (16,544)
                                                                            ---------    ---------
       Total liabilities and stockholders' equity (deficit)                 $ 418,911    $ 291,549
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                         DECEMBER 31,              DECEMBER 31,
                                                                   ----------------------    ----------------------
                                                                      1998         1999         1998         1999
                                                                   ---------    ---------    ---------    ---------
Net revenues                                                       $ 246,303    $ 101,727    $ 478,845    $ 314,478
Cost of goods sold                                                   119,612       84,420      231,467      211,183
Selling and distribution expenses                                     50,488       40,156      106,056      111,620
General and administrative expenses                                   14,414       24,425       38,278       51,360
Research and development                                              20,727       14,820       53,289       56,415
Restructuring and other charges                                           --       32,116           --       32,116
Purchased research and development                                     5,000           --        5,000           --
SingleTrac retention bonus                                             1,680           --        1,680           --
Amortization of goodwill                                                 676          733        2,223        2,549
                                                                   ---------    ---------    ---------    ---------
    Operating income (loss)                                           33,706      (94,943)      40,852     (150,765)
Interest and other expenses, net                                       1,945        6,444        3,910       14,259
                                                                   ---------    ---------    ---------    ---------
    Income (loss) before provision for income taxes                   31,761     (101,387)      36,942     (165,024)
Provision for income taxes                                            14,429       20,207       16,438       16,484
                                                                   ---------    ---------    ---------    ---------
    Net income (loss) from continuing operations                      17,332     (121,594)      20,504     (181,508)
                                                                   ---------    ---------    ---------    ---------
Discontinued operations:
Loss from operations of OZM                                              560           --          560           --
Loss on disposal of operations                                            --           --           --          477
                                                                   ---------    ---------    ---------    ---------
     Loss from discontinued operations                                   560           --          560          477
                                                                   ---------    ---------    ---------    ---------
     Net income (loss) before extraordinary item                      16,772     (121,594)      19,944     (181,985)
                                                                   =========    =========    =========    =========
Extraordinary item:
     Gain on early extinguishment of debt, net of tax of $1,312           --        1,888           --        1,888
                                                                   ---------    ---------    ---------    ---------
     Net income (loss)                                             $  16,772    $(119,706)   $  19,944    $(180,097)
                                                                   =========    =========    =========    =========

Basic income (loss) per share from continuing operations           $    0.25    $   (1.54)   $    0.30    $   (2.41)
Basic income (loss) per share from discontinued operations             (0.01)          --        (0.01)   $   (0.01)
Basic income (loss) per share from extraordinary item              $      --    $    0.02    $      --    $    0.02
                                                                   ---------    ---------    ---------    ---------
Basic net income (loss) per share                                  $    0.24    $   (1.51)   $    0.29    $   (2.40)
                                                                   =========    =========    =========    =========

    Weighted average number of shares outstanding                     69,742       79,072       68,632       75,275
                                                                   =========    =========    =========    =========

Diluted income (loss) per share from continuing operations         $    0.25    $   (1.54)   $    0.30    $   (2.41)
Diluted income (loss) per share from discontinued operations       $   (0.01)   $      --    $   (0.01)   $   (0.01)
Diluted income (loss) per share from extraordinary item            $      --    $    0.02    $      --    $    0.02
                                                                   ---------    ---------    ---------    ---------
Diluted net income (loss) per share                                $    0.24    $   (1.51)   $    0.29    $   (2.40)
                                                                   =========    =========    =========    =========
    Weighted average number of shares outstanding                     70,097       79,072       68,292       75,275
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    DECEMBER 31,            DECEMBER 31,
                                               ---------------------    -------------------
                                                 1998         1999        1998      1999
                                               --------    ---------    -------   ---------
Net income (loss)                              $ 16,772    $(119,706)   $19,944   $(180,097)
Other comprehensive income (loss):
    Foreign currency translation adjustments       (408)         687        344         883
                                               --------    ---------    -------   ---------
Comprehensive income (loss)                    $ 16,364    $(119,019)   $20,288   $(179,214)
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

                 GT INTERACTIVE SOFTWARE CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                     1998        1999
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $19,944     $(180,097)
     Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                 10,123       12,322
       Issuance of warrants to Infogrames                                                --        8,985
       Purchased research and development                                             5,000           --
       Deferred income taxes                                                         (1,527)      24,406
       Deferred income                                                                   28          (87)
       Issuance of General Atlantic Partners, LLC 0% subordinated
            convertible note                                                             --       35,649
       Write-off of assets in connection with restructuring charges                      --       29,964
       Warrants issued in connection with revolving credit facility                      --        3,188
       Issuance of common stock in lieu of partial  royalty payment                      --        4,208
       Issuance of common stock pursuant to Employee Stock Purchase Plan                 --          416
       Changes in operating assets and liabilities:
            Receivables, net                                                       (118,739)      10,819
            Inventories, net                                                        (68,770)      53,489
            Income taxes receivable                                                   8,895            3
            Other current assets                                                     (4,443)      16,515
            Accounts payable                                                         71,848      (53,521)
            Accrued liabilities                                                      21,034        2,879
            Royalties payable                                                        (4,403)       2,364
            Income taxes payable                                                     14,276       (2,593)
            Long-term liabilities                                                       194       (1,175)
            Other                                                                    (1,366)         152
                                                                                  ---------    ---------
               Net cash used in operating activities                                (47,906)     (32,114)
                                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                             (15,910)      (8,681)
    Acquisitions, net                                                                (2,465)          --
                                                                                  ---------    ---------
               Net cash used in investing activities                                (18,375)      (8,681)
                                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings, net                                                                  67,000      (27,750)
    Redemption of preferred stock                                                        --      (30,000)
    Issuance of Infogrames 5% subordinated convertible note, net                         --       55,934
    Issuance of common stock to Infogrames, net                                          --       48,615
    Proceeds from exercise of stock options                                             360          125
                                                                                  ---------    ---------
                   Net cash provided by financing activities                         67,360       46,924
                                                                                  ---------    ---------
    Effect of exchange rates on cash and cash equivalents                               763          739
                                                                                  ---------    ---------
    Net increase in cash and cash equivalents                                         1,842        6,868
    Cash and cash equivalents - beginning of period                                  17,224       13,407
                                                                                  ---------    ---------
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


RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                      THREE MONTHS        NINE MONTHS
                                                          ENDED              ENDED
                                                       DECEMBER 31,       DECEMBER 31,
                                                      --------------     --------------
                                                       1998     1999      1998     1999
                                                      -----    -----     -----    -----
Net revenues                                          100.0%   100.0%    100.0%   100.0%
Cost of goods sold                                     48.6     83.0      48.3     67.2
Selling and distribution expenses                      20.5     39.5      22.1     35.5
General and administrative expenses                     5.9     24.0       8.0     16.3
Research and development                                8.4     14.6      11.1     17.9
Restructuring charges                                   0.0     31.6       0.0     10.2
Purchased research and development                      2.0      0.0       1.0      0.0
SingleTrac retention bonus                              0.7      0.0       0.4      0.0
Amortization of goodwill                                0.3      0.7       0.5      0.8
                                                      -----   ------     -----    -----
    Operating income (loss)                            13.7    (93.3)      8.5    (47.9)
Interest and other expenses, net                        0.8      6.3       0.8      4.5
                                                      -----   ------     -----    -----
    Income (loss) before provision for income taxes    12.9    (99.7)      7.7    (52.5)
Provision for income taxes                              5.9     19.9       3.4      5.2
                                                      -----   ------     -----    -----
    Net income (loss) from continuing operations        7.0   (119.5)      4.3    (57.7)
                                                      -----   ------     -----    -----
Discontinued operations:
Loss from operations of OZM                             0.2      0.0       0.1      0.0
Loss on disposal of operations                          0.0      0.0       0.0      0.2
                                                      -----   ------     -----    -----
     Loss from discontinued operations                  0.2      0.0       0.1      0.2
                                                      -----   ------     -----    -----
     Net income (loss) before extraordinary item        6.8   (119.5)      4.2    (57.9)
Extraordinary item:
     Gain on early extinguishment of debt               0.0      1.9       0.0      0.6
                                                      -----   ------     -----    -----
     Net income (loss)                                  6.8%  (111.7)%    4.2%    (57.3)%
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

         The Company's effective tax rate for the three and nine months ended December 31, 1999 was 20% and 10%, respectively, compared to 45% and 44% for the three and nine months ended December 31, 1998, respectively. The Company does not anticipate earnings in the near future sufficient to offset a tax benefit.

         The gain on early extinguishment of debt (net of tax of $1.3 million) of $1.9 million relates to the net gain recognized on the GAP Securities Exchange and the write-off of deferred financing costs associated with warrants issued in connection with the New Credit Agreement, and, warrants issued to GAP and subsequently acquired by Infogrames concurrent with the Infogrames transaction on December 16, 1999. (See
Note 2).

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $20.3 million at December 31, 1999 compared to $13.4 million at March 31, 1999. As of December 31, 1999, the Company had working capital of $1.8 million compared to $131.8 million at March 31, 1999.

         During the nine months ended December 31, 1999, $46.9 million of cash and cash equivalents was provided by financing activities. The Company repaid $27.8 million of its revolving line of credit and entered into various commitments with Infogrames and GAP, as further described below. The cash flow from financing activities was primarily used to fund $32.1 million for net cash used in operating activities which resulted from operating losses, and a reduction in the accounts payable balance (for past due accounts). This was offset by a decline in receivables due to a reduction in volume of revenues.

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

                                             GT INTERACTIVE SOFTWARE CORP.

                                             By: /s/ DAVID FREMED
                                                 -------------------------------
                                                 David Fremed
                                                 Chief Financial Officer
                                                 Date: June 29, 2000