Form 10-K
period 2000-03-31
INFOGRAMES INC
filed 2000-06-29
CIK 1002607

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

FOR THE FISCAL YEAR ENDED MARCH 31, 2000             COMMISSION FILE NO. 0-27338

                            ------------------------

                                INFOGRAMES, INC.
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

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 726-6500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            ------------------------

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock on June 22, 2000 as reported on the Nasdaq National Market, was approximately $62,978,816. As of June 22, 2000, there were 103,426,615 shares of the registrant's Common Stock outstanding (not adjusted to reflect the one-for-five reverse stock split effected on June 26, 2000).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INFOGRAMES, INC.

                   MARCH 31, 2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
FORWARD LOOKING INFORMATION.................................   ii

PART I......................................................    1
  ITEM 1.    Business.......................................    1
  ITEM 2.    Properties.....................................   14
  ITEM 3.    Legal Proceedings..............................   15
  ITEM 4.    Submission of Matters to Vote of Security
             Holders........................................   17

PART II.....................................................   17
  ITEM 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters....................   17
  ITEM 6.    Selected Financial Data........................   19
  ITEM 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
               Operations...................................   21
  ITEM 7A.  Quantitative and Qualitative Disclosures About
            Market Risk.....................................   32
  ITEM 8.    Index to the Financial Statements and
             Supplementary Data.............................   33
  ITEM 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial   Disclosure.......   33

PART III....................................................   34
  ITEM 10.  Directors and Executive Officers................   34
  ITEM 11.  Executive Compensation..........................   34
  ITEM 12.  Security Ownership of Certain Beneficial Owners
            and Management..................................   34
  ITEM 13.  Certain Relationships and Related
            Transactions....................................   34

PART IV.....................................................   34
  ITEM 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.............................   34

SIGNATURES..................................................   40

CONSOLIDATED FINANCIAL STATEMENTS...........................  F-1

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the Proxy Statement for the Annual Meeting of Infogrames, Inc. (formerly GT Interactive Software Corp.), a Delaware corporation, scheduled to be held on July 25, 2000 is incorporated by reference into Part III hereof.

                          FORWARD-LOOKING INFORMATION

     When used in this Annual Report on Form 10-K, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. There can be no assurance that future results will be achieved, and actual results could differ materially from the forecast and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, worldwide business and industry conditions (including consumer buying and retailer ordering patterns), adoption of new hardware systems, product delays, changes in research and development spending, software development requirements and their impact on product launches, Company customer relations (in particular, levels of sales to Wal-Mart and other mass merchants), retail acceptance of the Company's published and third-party titles, competitive conditions and other risk factors, including, but not limited to, those discussed in "Risk Factors" below at pages 9 to 14.

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

     Infogrames, Inc. (formerly GT Interactive Software Corp.), a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on PCs, the Sony PlayStation and Nintendo 64 platforms. The Company also is currently developing software for new platforms such as Sega Dreamcast, Nintendo Gameboy Advance and Sony PlayStation 2. During calendar year 1999, the Company had the fifth highest U.S. market share in number of units sold in the PC software game category. The Company is also a leader in certain sub-segments of the "edutainment" software market, including the fast growing children's education and leisure entertainment segments. According to PC Data, in 1999, the Company's Humongous studio ranked as the number three publisher in the U.S. market for PC education software on the basis of units sold.

     In May 2000, in connection with the acquisition by Infogrames Entertainment SA ("Infogrames SA") of a majority stake in the Company, the Company changed its name from GT Interactive Software Corp. to Infogrames, Inc. and announced that all of its products will be marketed under the Infogrames brand. The Company believes that the Infogrames brand is well respected in the interactive entertainment software industry and that this new branding strategy will strengthen the Company's image with customers and the industry as a whole.

     On June 26, 2000, the Company effected a one-for-five reverse stock split of the Company's Common stock, par value $.01 per share (the "Common Stock") to meet certain requirements of the Nasdaq National Market. See "Risk
Factors -- Our Common Stock Does Not Currently Meet the Nasdaq National Market's Minimum Share Price Requirement and May Be Subject to Delisting." Except as otherwise noted, references to share prices and the number of shares of Common Stock in this Annual Report do not reflect the reverse stock split.

     The Company has two reportable segments: publishing and distribution. Publishing relates to the development (both internally and externally) and sale of interactive entertainment software for the children's education, leisure entertainment and gaming enthusiast's markets. Distribution relates to the sale by the Company of its own and third-party published software to various mass merchants and other retailers. For additional information with respect to the Company's business segment reporting, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 to the Consolidated Financial Statements.

     The Company's publishing business consists of three divisions: Children's, Leisure and Frontline. The Company's Children's Division develops and publishes children's educational and entertainment software for the personal computer. The Company's Leisure Division develops and publishes lower-priced PC entertainment, reference and productivity titles for mass market consumption. The Company's Frontline Division develops, internally and through third-party developers, and publishes cutting edge new release entertainment software for the gaming enthusiast for use on multiple hardware platforms.

     The Company distributes both its own and third-party published software through an established distribution network. The Company believes that it is one of the few software publishers that sells its products directly to substantially all of the major retailers of computer software in the U.S. The Company's distribution division also compiles, repackages and markets older titles to retailers, extending the economic life of those products. The Company believes it is the largest distributor of consumer software to mass merchants in the U.S. The Company supplies consumer software (including its own and third-party published software) to approximately 2,470 Wal-Mart stores, approximately 2,096 Kmart stores and approximately 921 Target stores. The Company also distributes consumer software to other major retailers including Office Depot, Best Buy, CompUSA, AAFES, Sam's Club and Babbage's.

     During the fiscal year ended March 31, 2000, the Company made a significant effort to reorganize and refocus its distribution and value/leisure lines. In July 1999, the Company began outsourcing its warehouse operations in the U.S. to Arnold Logistics ("Arnold Logistics"). The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers. This allows the Company to reduce distribution costs and to streamline operations to focus on producing more hit titles. Through this refocus, the Company decided to reduce its involvement in distribution of third-party product and the value and leisure lines of business. This has led to charges of approximately $58.0 million during the fiscal year ended March 31, 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In connection with its restructuring and reorganization, the Company has decided to concentrate its efforts in North America. Effective December 31, 1999, the Company began the process of closing its European operations. Because of Infogrames SA's strong European presence, the Company has entered into an agreement with Infogrames SA to provide distribution of the Company's products in Europe. The Company believes that full-time operations in Europe are no longer necessary or efficient and that it will be able to access European markets through the strong distribution channels of Infogrames while concentrating its resources in other strategic areas. As of March 31, 2000, the Company has expensed approximately $37.0 million in charges related to this strategic plan.

                                   PUBLISHING

     The Company's publishing business consists of three divisions: Children's, Leisure and Frontline. The Company's Frontline and Children's Divisions publish premium-priced, higher production value titles for use on multiple platforms that are developed internally or through third-party developers and marketed both domestically and internationally. The Company's Leisure segment publishes value-priced PC titles for mass market consumption.

CHILDREN'S PUBLISHING

     Humongous Entertainment, Inc. ("Humongous") is a leading developer and publisher of interactive children's edutainment software. Humongous was acquired by the Company in July 1996 and has been the primary vehicle through which the Company has penetrated the children's edutainment market. Through internally generated hit titles such as Freddi Fish, Putt Putt and Pajama Sam, and through licensed products like Nickelodeon's Blue's Clues, Humongous has risen to become the third-largest participant in the educational software market category, capturing 7.2% of total dollar market sales in the U.S. for 1999. According to PC Data, Humongous published the best-selling (Blue's Clues ABC Time Activities), third best-selling (Blue's Clues Birthday Adventure) and sixth best-selling (Blue's 123 Time Activities) entertainment titles of 1999. Other titles released by Humongous include Putt Putt(R) Enters the Race(TM), Putt Putt(R) Travels through Time(TM), Backyard Soccer(TM), Backyard Baseball(TM), Freddi Fish 4: The Case of the Hogfish Rustlers of Briny Gulch(TM) and Pajama Sam 2: Thunder and Lightning Aren't So Frightening(TM).

LEISURE PUBLISHING

     The Leisure Division was established in June 1996 with the acquisition of WizardWorks Group, Inc. ("WizardWorks"). Since that time, the Company has become a leading publisher of value-priced leisure and recreational software.

     The Company's Leisure Division publishes and distributes titles through three labels:

     WizardWorks. In the fall of 1997, the Leisure Division virtually created a brand new market when it introduced Deer Hunter for PC, under the WizardWorks label. In approximately four months, this interactive hunting simulation game rose to the top of the PC Data charts to become the best-selling PC game in the U.S. for the first six months of 1998. The Company believes that the success of Deer Hunter reflected a growing consumer trend in which the interest of those who typically do not play computer games is sparked by a combination of compelling software themes, the availability of PCs for under $1,000 and value software's sub-$20 retail price. WizardWorks has since expanded the interactive outdoor sporting market with a number of titles, including Deer Hunter II, Deer Hunter II Extended Season, Deer Hunter's Extended Season, Deer

Hunter Companion, Sporting Clays, Rocky Mountain Trophy Hunter, Rocky Mountain Trophy Hunter II, Pro Bass Fishing, Deep Sea Trophy Fishing, Bird Hunter Waterfowl Edition, Grand Slam Turkey Hunt, Alaskan Expedition, Bird Hunter Upland Edition and African Safari Trophy Hunter 3D.

     The Company's hunting software games for PC, published under the WizardWorks brand, comprise more than 38% of the market share in units and dollars for all hunting software games. Additionally, of the top 10 1999 hunting PC games in units, 44% came from this label. The Company has shipped approximately one million units of its hit title Deer Hunter and approximately 800,000 units of the sequel, Deer Hunter II.

     In fiscal year 1999, the Company also published other titles under the WizardWorks brand such as Montezuma's Return, Real Pool, Rudolf the Red-Nosed Reindeer's Magical Sleigh Ride, Baseball Mogul and Carnivores, along with a number of other titles targeted for the casual computer user.

     CompuWorks. Under the CompuWorks brand the Company offers productivity and small office/home office software products. The Company has published such recent CompuWorks titles as Joy of Cooking, America's Greatest Chili Cookbook, National Golf Course Directory, Feng Shui, Holiday Card Creator '98, Yes 2K and Learn Office 2000.

     MacSoft. The Company believes its MacSoft label is the leading Macintosh games software publisher in the U.S. MacSoft publishes frontline PC Games for the Macintosh market, including Company-developed games, as well as third-party games under license to the Company. Recent successful titles published by MacSoft include Unreal, Civilization II: Gold Edition, Falcon 4.0, America's Greatest Solitaire Games, Deer Hunter, Real Pool, Civilization II and Quake. Other recent titles published by MacSoft include Lode Runner 2, Rocky Mountain Trophy Hunter, Dark Vengeance, Klingon Honor Guard and America's Greatest Arcade Hits 3D. MacSoft also publishes productivity titles including MacPublisher and Desktop Labels Pro.

FRONTLINE PUBLISHING

     The Company's Frontline Division is responsible for the development and publishing of cutting-edge, new release entertainment for the gaming enthusiast. This division has been the source of some of the industry's most successful titles including Duke Nukem, Oddworld and Total Annihilation. Frontline releases are largely responsible for the Company's fifth-place market share position in PC Data's 1999 rankings for the PC games category. The Company has successfully exploited Frontline's strengths in cutting edge PC entertainment software to gain entry into the high growth videogame console platform market. In fiscal year 2000, approximately 61% of the division's revenues were generated from sales of PlayStation, Nintendo and other console software.

     The Frontline Division publishes entertainment software developed by a variety of internal and third-party studios. Approximately 54% of Frontline's revenues for the fiscal year ended March 31, 2000 were generated from products developed by the Company's internally owned studios.

     The Company has initiated efforts to reduce the number of new releases published annually by the Frontline Division. This more selective approach to new releases is expected to result in lower research and development costs, increased efficiency, greater focus and more control over production schedules. In support of this effort, the Company has closed three internal studios and is currently reducing the size of another. A summary description of each of Frontline's continuing internal studios is set forth below.

  Internal Development Studios

     SingleTrac. In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), the developer of hit PlayStation titles including JetMoto I and II, Twisted Metal I and II and WarHawk. Since it was acquired by the Company, SingleTrac has produced Rogue Trip and Streak.

     Reflections. The Company acquired Newcastle, England-based Reflections Interactive Limited ("Reflections") in December 1998. Reflections was the developer of PlayStation hits Destruction Derby and

Destruction Derby II. In fiscal year 2000, the Company shipped approximately 2.9 million units of Driver, Reflections' newest title. Additionally, the Company has announced sequels of Driver, scheduled to be released in fiscal year 2001.

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

     Legend Entertainment. The Company acquired Legend Entertainment Company ("Legend") in December 1998. Legend is currently developing a number of titles for the Company, including Unreal 2, Unreal Mission Pack I and Wheel of Time. During fiscal year 2000, the Company released Unreal Tournament, which sold approximately 600,000 units.

  External Product Development

     Since its inception, the Company has established publishing and distribution relationships with various independent developers. For the fiscal year ended March 31, 2000, approximately 46% of the Company's Frontline publishing revenues were derived from products developed by independent, third-party developers. For example, the Duke Nukem franchise created by 3D Realms has generated for the Company gross unit sales, including add-ons and sequels, to date in excess of three million units worldwide. From May 1998 through March 2000, the Company shipped more than 800,000 units of Unreal, an action title created by Epic Games, another third-party developer.

     Acquired titles are marketed under the Company's name as well as the name of the original developer. The agreements with third-party developers provide the Company with exclusive publishing and distribution rights for a specific period of time for specified platforms and territories. Those agreements may grant to the Company the right to publish sequels, enhancements and add-ons to the product originally being developed and produced by the developer. In consideration for its services, the developer receives a royalty based on sales of the product that it has developed. A portion of this royalty may be prepaid, with payments tied to the completion of detailed performance milestones.

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

                                  DISTRIBUTION

     The Company's strength in distribution in North America, as well as its distribution presence in Europe through Infogrames SA, ensures access to valuable shelf space for its published products. The Company believes that it is one of the few software publishers that sells directly to substantially all of the major retailers of computer software in the U.S. and that it is the largest distributor of computer software to mass merchants in the U.S. The Company supplies consumer software (including its own and third-party published software) to approximately 2,470 Wal-Mart stores, approximately 2,096 Kmart stores and approximately 921 Target stores.

     The Company also distributes consumer software (including its own and third-party published software) to other major retailers including Office Depot, Best Buy, CompUSA, AAFES, Sam's Club and Babbage's. The Company values its distribution relationships with these major retailers because they also allow the Company to more readily sell its own, higher margin software to them.

     Technology. Utilizing its point-of-sale replenishment systems and electronic data interchange links with its largest mass merchant accounts, the Company is able to handle high sales volumes to those customers efficiently, manage and replenish inventory on a store-by-store basis and assemble for its customers regional and store-by-store data based on product sell-through. The Company utilizes proprietary technology systems for order processing, inventory management, purchasing and tracking of shipments, thereby increasing the efficiency and accuracy of order processing and payments and shortening order turnaround time. These systems automatically track software orders from order processing to point-of-sale, thereby enhancing customer satisfaction through prompt delivery of the desired software titles.

     Fulfillment. Historically, the Company's warehouse operations provided fulfillment services within North America to the Company and third-party developers. Such services included physical receipt and storage of inventory and its distribution to the mass market and other retailers. After evaluating the costs associated with the fulfillment function, including, among other things, the costs of projected future investments in plants and technology, the Company decided to outsource its warehouse operations to Arnold Logistics in July 1999.

     Distribution of Third-Party Products. Based on the strength of its current consumer software distribution operation, the Company has successfully attracted other publishers to utilize its mass merchant distribution capabilities for their products. Such products are generally acquired by the Company and distributed under the name of the publisher who is, in turn, responsible for the publishing, packaging, marketing and customer support of such products. The Company's agreements with other publishers typically provide for certain retail distribution rights in designated territories for a specific period of time, after which those rights are subject to negotiated renewal.

     Value/Close-out. In June 1995, the Company acquired Slash Corporation, a leading publisher, merchandiser and distributor of value-priced software. The value/close-out business purchases older titles from other publishers and sells them as "value" titles to retailers. This helps the publisher extend the life cycle of its products. The products are intended for retail price points of $4.98 to $19.99 and may include boxed products as well as products in jewel cases. The value/close-out business may purchase finished goods or may license the rights to produce finished goods from the publisher. The Company sells value programs to some retailers in which the Company is responsible for stocking a four-foot or eight-foot section in the retailers' stores.

GEOGRAPHY

     In connection with its restructuring and reorganization, the Company has decided to concentrate its efforts in North America. Effective December 1, 1999, the Company began the process of closing its European operations. Because of Infogrames SA's strong European presence, the Company has entered into an agreement with Infogrames SA to provide distribution of the Company's products in Europe pursuant to which the Company is entitled to receive 30% of the gross profit on such products. The Company believes that Infogrames SA's strong presence in Europe will provide effective distribution in Europe of the Company's titles while allowing the Company to focus its efforts in North America. The Company continues to maintain an office in Australia, the results of operations of which are consolidated in the results of operations of the Company. For additional information regarding the Company's international business, see Note 19 to the Consolidated Financial Statements.

SALES AND MARKETING

     The Company utilizes a wide range of sales and marketing techniques to promote sales of its products including (i) in-store promotions utilizing display towers and endcaps, (ii) advertising in computer and general consumer publications, (iii) on-line marketing, (iv) direct mailings and (v) television advertising. The Company monitors and measures the effectiveness of its marketing strategies throughout the product life cycle. Historically, the Company has devoted a substantial amount of its marketing resources to its Frontline published products and intends to do so in the future. The Company believes that such marketing is essential for cultivating product successes and brand-name loyalty.

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

     In fiscal year 1999, the Company consolidated its three North American sales organizations into a single sales organization in order to improve the efficiency of its sales effort. Currently, the Company has 14 customer sales representatives who serve as the primary contacts with the Company's largest 25 customers. In addition, the Company has five divisional sales representatives who work with the Company's customer sales representatives and their customers to help provide leadership and direction to the Company's selling efforts.

     In connection with the Company's restructuring and reorganization, effective as of December 16, 1999, the Company was granted the non-exclusive right in the U.S. and Canada to act as the sales agent for Infogrames North America, Inc. ("INA"), a wholly owned subsidiary of Infogrames SA, for INA's products, pursuant to which the Company will receive a fixed percentage of net receipts for such products. The parties intend in the near future to formalize the arrangement in a written agreement.

HARDWARE LICENSES

     The Company currently develops software for use with the Sony PlayStation and Nintendo 64 video game systems pursuant to licensing agreements with Sony and Nintendo, respectively. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each licensor. Each license also requires that the Company pay the licensor a per-unit license fee from product sales.

     The Company currently is not required to obtain any license for the development and distribution of PC CD-ROMs. Accordingly, the Company's per-unit manufacturing cost for PC-CD products is less than the per-unit manufacturing cost for console products.

OPERATIONS

     In July 1999, the Company began outsourcing its warehouse operations in the U.S. to Arnold Logistics. The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers. In connection with the outsourcing agreement, the Company discontinued the use of its Edison, New Jersey facilities for warehouse operations and terminated the employment of approximately 525 employees who performed related services for the Company. The Company incurred approximately $2.0 million in expenses in fiscal year 2000 relating to the consolidation of its warehouse operations.

     The Company's CD-ROM disk duplication and the printing of user manuals and packaging materials are performed to the Company's specifications by outside sources. Disks, user manuals and sales brochures are, for the most part, assembled for sale by the Company. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects. No concentration for the supply of the Company's publishing needs currently exists and a number of vendors are available.

     Sony and Nintendo manufacture the Company's products that are compatible with their respective video game consoles, as well as the manuals and packaging for such products, and ship finished products to the Company for distribution. Sony PlayStation products consist of proprietary format CD-ROMs and are typically delivered to the Company by Sony within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to the Company within 45 to 60 days after receipt of a purchase order. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products. However, a shortage of components or other factors beyond the Company's control could impair the ability of the Company to bring its products to market in a timely manner and, accordingly, could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Because Some Licensors Have Significant Control Over the Company's Products, There May Be Material Delays or Increases in the Cost of Manufacturing Those Products."

EMPLOYEES

     As of March 31, 2000, the Company had 866 employees worldwide. Domestically, there were a total of 774 employees with 155 in administration and finance, 67 in operations, 90 in sales and marketing, 353 in product development and 109 in manufacturing and distribution. Included in the 109 employees involved in manufacturing and distribution are 86 employees who are members of Local 734 of the Laborers International Union of North America of the AFL-CIO. As of June 30, 2000, the Company will no longer have any affiliation with this union, as the Company's manufacturing and distribution operations have been outsourced. This process was done in an amicable manner.

     Internationally, as of March 31, 2000, the Company had 92 employees with 35 in administration, 9 in operations, 40 in sales and marketing and 8 in product development. Most of the Company's international employees will no longer be employed by the Company after June 30, 2000 as a result of the Company's decision to shut down its European operations, although some employees may be transferred to Infogrames SA.

     In connection with the Company's restructuring and reorganization, as of December 16, 1999, Infogrames SA has been providing certain management and support services to the Company, including financial, legal and administrative personnel and services, on a cost plus expenses basis. The parties intend to enter into a written agreement in the near future to formalize the arrangement.

COMPETITION

     The interactive entertainment software publishing industry is intensely competitive, and relatively few products achieve market acceptance. The availability of significant financial resources has become a major competitive factor in the industry primarily as a result of the increasing development, acquisition, production and marketing budgets required to publish quality titles. The Company competes with other publishers of interactive entertainment software, including Electronic Arts Inc., Mattel Inc., Hasbro Corporation, Havas SA and Activision, Inc. In addition, some large software companies (including Microsoft Corporation), media companies, and film studios are increasing their focus on the interactive entertainment software market and may become significant competitors of the Company. See "Factors Affecting Future Performance -- Significant Competition In Our Industry Could Adversely Affect Our Business."

     Infogrames SA has granted the Company a non-exclusive, royalty-free license to use the name Infogrames, which license may not be canceled on less than one-year's notice unless the Company breaches its obligations under the license. Pursuant to this license, all of the Company's products will be marketed under the Infogrames brand. The Company believes that the Infogrames brand is well respected in the interactive entertainment software industry and that this new branding strategy will strengthen the Company's image with customers and the industry as a whole. In addition, management believes that a number of factors provide the Company with competitive opportunities in the industry, including its extensive catalog of multi-platform products, strength in the mass market, and strong sales forces in North America and, through Inogrames SA, in Europe. The Company believes that solid franchises such as Driver and attractive licenses with Harley Davidson, Mission Impossible and Looney Tunes, as well as its base of productive publishing assets, provide the Company with a competitive angle to market its products.

                                  RISK FACTORS

     This Risk Factors section is written to be responsive to the Securities and Exchange Commission's "Plain English" guidelines. In this section, the words "we," "our," "ours" and "us" refer only to Infogrames, Inc. and its subsidiaries and not any other person.

     Set forth below and elsewhere in this Form 10-K and in other documents we file with the Securities and Exchange Commission are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K. See "Forward-Looking Information."

     INFOGRAMES SA CONTROLS THE COMPANY AND COULD PREVENT AN ACQUISITION FAVORABLE TO OUR OTHER STOCKHOLDERS. Infogrames SA beneficially owns approximately 60% of our common stock, which gives it sufficient voting power to prevent any unsolicited acquisition of the Company, including an acquisition favorable to our other stockholders. Infogrames SA and its affiliates have sufficient voting power to control any merger, consolidation or sale of all or substantially all of our assets and to elect members of the Board of Directors. Three of the six members of the Board are employees of Infogrames SA or its affiliates, not including the Company.

     OUR SUCCESS DEPENDS ON INFOGRAMES SA's SUCCESS AND WILLINGNESS TO CONTINUE TO SUPPORT THE COMPANY. The Company depends upon Infogrames SA for its senior executives, certain management and support services, financial funding and distribution of its products in Europe. The success of the Company is dependent upon Infogrames SA's success and its willingness to continue to support the Company. Management believes that the Company's ability to operate on a stand-alone basis may be limited. Although the Company is exploring various strategic alternatives, there can be no assurance that any such transactions will be consummated, or that if consummated any such transactions will improve the Company's business, operating results or financial condition.

     WE WILL NEED ADDITIONAL FINANCING. Since its acquisition of a majority stake in the Company, Infogrames SA has to date provided financing to the Company, although there can be no assurance that it will continue to do so. Management believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations, cash available under the Credit Agreement and continued financial support from Infogrames SA, will be sufficient to fund the Company's operations and cash flows into the second quarter of fiscal year 2001. While management believes that replacement funding will be available from Infogrames SA or other sources, there can be no assurance that future financing will be available on favorable terms, if at all.

     OUR COMMON STOCK CURRENTLY DOES NOT MEET THE NASDAQ NATIONAL MARKET'S MINIMUM SHARE PRICE REQUIREMENT AND MAY BE SUBJECT TO DELISTING.

     As a condition to continued listing on the Nasdaq Stock Market's National Market, Nasdaq rules require that the minimum bid price for our common stock be at least $5 per share for ten consecutive days. We have been notified by the Nasdaq Stock Market ("Nasdaq") that our common stock does not meet this requirement and that proceedings will be instituted to delist our common stock from the Nasdaq National Market. On June 2, 2000, we filed a notice of appeal with the Nasdaq Listing Qualifications Hearing Department. This notice had the effect of automatically staying the delisting proceedings until a Nasdaq Listing Qualification Panel could be convened to consider our appeal. We have been informed by the staff of the Nasdaq that a panel will be convened on July 6th for our appeal to be heard by the Nasdaq Listing Qualification Panel.

     On June 26, 2000, we effected a one-for-five reverse stock split in order to bring our Common Stock in compliance with Nasdaq's listing requirements. On June 27th, the first day of trading following the reverse stock split, our common stock met the minimum bid requirement. Although we cannot predict whether our common stock will continue to meet the minimum bid requirement or whether our appeal will be successful, we believe that at the time our appeal is heard by the Nasdaq Listing Qualification Panel, we will be in full compliance with Nasdaq requirements. In the event our appeal is not successful, we believe that our common stock would be eligible for listing on the Nasdaq Small Cap Market.

     THE LOSS OF EITHER WAL-MART OR TARGET AS KEY CUSTOMERS COULD NEGATIVELY AFFECT OUR BUSINESS. Our sales to Wal-Mart and Target accounted for approximately 24% and 11%, respectively of net revenues for the fiscal year ended March 31, 2000 and our gross accounts receivable from Wal-Mart and Target were approximately $13.4 million and $15.5 million, respectively, at March 31, 2000. Our business, operating results and financial condition would be adversely affected if:

     - we lost Wal-Mart or Target as a customer,

     - we began shipping fewer products to Wal-Mart or Target,

     - we were unable to collect receivables from Wal-Mart or Target, or

     - we experienced any other adverse change in our relationship with Wal-Mart or Target.

     We do not have any written agreements or understandings with either Wal-Mart or Target. Consequently, our relationship with either Wal-Mart or Target could end at any time. We cannot assure you that Wal-Mart and Target will continue to use us as a major supplier of consumer software, or at all. During the second half of 1997, Wal-Mart began purchasing software directly from five publishers whose software was previously sold to Wal-Mart through the Company. During 1999 and 2000, Wal-Mart has continued, and can be expected to continue, to buy software directly from other publishers, rather than purchasing software through the Company. These direct purchases could significantly reduce our sales to Wal-Mart.

     OUR REVENUES WILL DECLINE AND OUR COMPETITIVE POSITION WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS. Our continued success in the publishing business depends on the timely introduction of successful new products, sequels or enhancements of existing products to replace declining revenues from older products. A significant delay in introducing new products, sequels or enhancements could materially and adversely affect the ultimate success of our products and, in turn, our business, operating results and financial condition, particularly in view of the seasonality of our business. For example, the introduction of five major titles was delayed from the fourth quarter of fiscal year 1999 to the first half of fiscal year 2000, significantly contributing to operating losses during the fourth quarter of fiscal year 1999. The process of introducing new products, sequels or product enhancements is extremely difficult and will only become more difficult as new platforms and technologies emerge. Competitive factors in our industry demand that we create increasingly sophisticated products, which in turn makes it difficult to produce and release these products on a predictable schedule.

     WE MAY BE UNABLE TO DEVELOP, MARKET AND PUBLISH NEW PRODUCTS IF WE ARE UNABLE TO SECURE OR MAINTAIN RELATIONSHIPS WITH INDEPENDENT SOFTWARE
DEVELOPERS. Although we have substantially increased our internal software capabilities over the last five years, we are still dependent, to a meaningful degree, upon independent software developers. For the fiscal year ended March 31, 2000, approximately 46% of our Frontline publishing revenues were derived from products developed by independent developers. Consequently, our success depends in part on our continued ability to obtain or renew product development agreements with independent developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products which were originally developed by independent developers for the Company. In addition, many of our competitors have greater access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent developers to enter into publishing agreements with us.

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

     COMPETITION FOR INDEPENDENT SOFTWARE DEVELOPERS IS INTENSE AND MAY PREVENT US FROM SECURING OR MAINTAINING RELATIONSHIPS WITH INDEPENDENT SOFTWARE DEVELOPERS. We may be unable to secure or maintain relationships with independent developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, or other selling advantages. Even if these independent developers have developed products for us in the past, we cannot assure you that they will continue to develop products for us in the future. In fact, we have in the past worked with independent developers who later entered into agreements with our competitors because of our competitors' ability or willingness to pay higher royalty rates or advances.

     INDEPENDENT DEVELOPERS MAY PUBLISH THEIR OWN PRODUCTS INSTEAD OF USING THE COMPANY TO PUBLISH AND DISTRIBUTE THEIR PRODUCTS, OR MAY SIGN PUBLICATION AGREEMENTS WITH OUR COMPETITORS, EITHER OF WHICH MAY ADVERSELY AFFECT OUR ABILITY TO DEVELOP, MARKET AND PUBLISH NEW PRODUCTS. For example, in January 1998, a consortium in which certain independent developers purport to have ownership interests, announced that it secured publishing rights with respect to software titles to be produced by these developers, which include Apogee Software (3D Realms), developer of Duke Nukem and Prey, and Epic Games, developer of Unreal. Although the consortium also announced that these developers will honor their existing obligations to other software publishers, we do not know if the competitive pressures exerted by the consortium will inhibit us from establishing and maintaining relationships with independent software developers in the future.

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

     OUR REVENUE GROWTH AND COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO ANTICIPATE AND ADAPT TO RAPIDLY CHANGING TECHNOLOGY. The consumer software industry is characterized by rapidly changing technology. The introduction of new technologies, including new technologies that support multi-player games and new media formats such as on-line delivery and digital video disks (DVDs), could render our previously released products obsolete or unmarketable. We must continually anticipate the emergence of, and adapt our products to, new technologies and systems. In addition, the development cycle for products designed to operate on new systems can be significantly longer than our current development cycles. When we choose to publish or develop a product for a new system, we may need to make a substantial development investment one or two years in advance of when we actually ship products for that system. If we develop products for a new system that is ultimately unpopular, our revenues from that product may be less than expected and we may not be able to recoup our investment. Conversely, if we choose not to publish products for a new system that is ultimately popular, our revenue growth and competitive position may be adversely affected. While 32- and 64-bit game systems, such as Sony PlayStation and Nintendo 64, continue to be popular and their installed base has reached significant levels in the U.S. and worldwide, new systems such as Microsoft's Xbox are being developed. For example, Sony introduced the PlayStation 2, a 128-bit system that incorporates DVD technology, in Japan in March 2000 and plans to introduce it to overseas markets by fall 2000. If successfully developed, these new systems would require us to reassess our commitment to 32- and 64-bit game systems or any new systems which are introduced.

     BECAUSE SOME LICENSORS HAVE SIGNIFICANT CONTROL OVER THE COMPANY'S PRODUCTS, THERE MAY BE MATERIAL DELAYS OR INCREASES IN THE COST OF MANUFACTURING THOSE PRODUCTS. We are required to obtain a license to develop and distribute software for each of the video game systems for which we develop products. We currently have licenses from Sony to develop products for the Sony PlayStation, and Nintendo to develop products for Nintendo 64. Our contracts with Sony and Nintendo often grant them significant control over the manufacturing of the Company products. For example, we are obligated to submit new games to Sony or Nintendo for approval prior to development and/or manufacture. In some circumstances, this could adversely affect the Company by:

     - leaving the Company unable to have its products manufactured and shipped to customers,

     - increasing manufacturing lead times and expense to us over the lead times and costs we could achieve independently,

     - delaying the manufacture and, in turn, the shipment of products, and

     - requiring the Company to take significant risks in prepaying for and holding its inventory of products.

     These factors could materially and adversely affect our business, operating results and financial condition.

     THE LOSS OF OUR SENIOR MANAGEMENT AND SKILLED PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS. In late 1999 and early 2000, we replaced several of our most senior executive officers. Our success will depend to a significant degree upon the performance and contribution of our senior management team and upon our ability to attract, motivate and retain highly qualified employees with technical, management, marketing, sales, product development and other creative skills. In the computer software industry, competition for highly skilled and creative employees is intense and costly. We expect this competition to continue for the foreseeable future, and we may experience increased costs in order to attract and retain skilled employees.

     We cannot assure you that we will be successful in attracting and retaining skilled personnel. Our business, operating results and financial condition could be materially and adversely affected if we lost the services of senior employees or if we failed to replace other employees who leave or to attract additional qualified employees.

     SIGNIFICANT COMPETITION IN OUR INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS. The market for our products is highly competitive and relatively few products achieve significant market acceptance. Currently, we compete primarily with other publishers of interactive entertainment software for both personal computers and video game consoles. Our competitors include Electronic Arts Inc., Mattel Inc., Hasbro Corporation, Havas SA, and Activision. In addition, some large software companies (including Microsoft), media companies and film studios, such as Walt Disney Company, are increasing their focus on the interactive entertainment and edutainment software market and may become significant competitors of the Company. As compared to the Company, many of our current and future competitors may have significantly greater financial, technical and marketing resources than we do. As a result, these current and future competitors may be able to:

     - respond more quickly to new or emerging technologies or changes in customer preferences,

     - carry larger inventories,

     - undertake more extensive marketing campaigns,

     - adopt more aggressive pricing policies, and

     - make higher offers or guarantees to software developers and licensors than the Company.

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

     REVENUES FROM OUR DISTRIBUTION BUSINESS MAY DECLINE AS COMPETITION INCREASES AND INTERNET TECHNOLOGY IMPROVES. During the fiscal year ended March 31, 2000, revenues from our distribution business were approximately 33% of net revenues. Recently, several of our customers have begun to purchase directly from software publishers rather than purchasing software through the Company. New video game systems and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition. In addition, revenues from our distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products or order products directly from publishers or from unauthorized or illegal sources over the Internet.

     REVENUES FROM OUR DISTRIBUTION BUSINESS MAY DECLINE IF THE THIRD-PARTY PRODUCTS WHICH WE DISTRIBUTE FOR OTHER COMPANIES BECOME UNAVAILABLE TO US. As part of our distribution program, we provide our mass merchant customers with a wide variety of titles. To achieve this product mix, we must supplement the distribution of our own published products with third-party software products, including products published by our competitors. We cannot assure you that these competitors will continue to provide us with their products for distribution to our mass merchant customers. Our inability to obtain software titles developed or published by our competitors, coupled with our inability to obtain these titles from other distributors, could have a material adverse effect on our relationships with our mass merchant customers and our ability to obtain shelf space for our own products. This, in turn, could have a material adverse effect on our business, operating results and financial condition.

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

     WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS WHICH WOULD BE COSTLY TO RESOLVE. As the number of available software products increases, and their functionality overlaps, software developers and publishers may increasingly become subject to infringement claims. We are not aware that any of our products infringe on the proprietary rights of third parties. However, we cannot assure you that third parties will not assert infringement claims against the Company in the future with respect to current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. We have also initiated litigation to assert our intellectual property rights. Whether brought by or against the Company, these claims can be time consuming, result in costly litigation and divert management's attention from the day-to-day operations of the Company, which can have a material adverse effect on our business, operating results and financial condition.

     WE MAY BE AT A COMPETITIVE DISADVANTAGE IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY. To take advantage of Internet opportunities, we have, and will continue to:

     - expand our World Wide Web sites and the development of our Internet infrastructure and capabilities,

     - expand our electronic distribution capabilities,

     - incorporate on-line functionality into existing products, and

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

     WE ARE CURRENTLY IN LITIGATION WHICH COULD BE COSTLY IF WE LOSE. As described under Item 3, "Legal Proceedings," the Company is currently a defendant, or subject to counterclaims, in a number of lawsuits. In all of these lawsuits, we believe that the plaintiffs' complaints are without merit. Although we intend to defend ourselves vigorously against these actions, doing so is costly and time consuming and may divert management's attention from our day-to-day operations. In addition, we cannot assure you that these actions will be ultimately resolved in our favor or that an adverse outcome will not have a material adverse effect on our business, operating results and financial condition.

     IF ACTUAL RETURNS EXCEED OUR RETURN RESERVE, OUR BUSINESS MAY BE NEGATIVELY AFFECTED. To cover returns, we establish a return reserve at the time we ship our products. We estimate the potential for future returns based on historical return rates, seasonality of sales, retailer inventories of our products, and other factors. While we are able to recover the majority of our costs when third-party products are returned, we bear the full financial risk when our own products are returned. In addition, the license fees we pay Sony and Nintendo are non-refundable and we cannot recover these fees when our console products are returned. Although we believe we maintain adequate reserves with respect to product returns, we cannot assure you that actual returns will not exceed reserves, which could adversely affect our business, operating results and financial condition.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing and development facilities are located in approximately 90,000 square feet of space at 417 Fifth Avenue in New York City under a lease expiring in 2007, which commenced in December 1996. The Company subleased 30,000 square feet of this space beginning on April 1, 2000.

     Certain product development and marketing divisions are located in approximately 7,600-square-feet of office space in San Francisco, California, under a lease that expires in July 2000.

     The Leisure Division has a lease for 23,400 square feet of office space in Plymouth, Minnesota that expires in February 2003.

     In Scottsdale, Arizona, the Company leases a 25,000-square-foot office space under a lease expiring in March 2006 that has been sublet for the remaining term. It also leased a 2,900-square-foot office space under a lease that expired in May 2000.

     The Company has leased approximately 83,000 square feet of office space under two separate leases to house its Humongous subsidiary in Bothell, Washington, under leases expiring in May 2008 and June 2004.

     The Company has assumed leases in connection with certain of its acquisitions and entered into leases for certain of its internal development studios, totaling approximately 76,000 square feet with lease expiration dates from June 2000 through September 2010. These properties are located in Utah, England, the Netherlands, Germany and France.

     The Company maintains two facilities in London, England totaling approximately 19,200 square feet, from which it conducted a substantial portion of its European operations, under leases that expire in December 2000 and March 2012. The Company is in the process of shutting down its European operations and is seeking to assign the lease expiring in March 2012 to Infogrames SA.

     The Company also maintains approximately 6,200 square feet of office space in Australia under leases that expire in September 2000 and November 2000.

ITEM 3.  LEGAL PROCEEDINGS

     On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in Supreme Court, New York County, claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment.

     By order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment on its claim for $1.9 million allegedly due on the two delivered games and judgment was entered on March 14, 2000 in the amount of $2,411,114 (reflecting pre-judgment interest on the claim). The Company posted a bond in the amount of the judgment and immediately appealed from this order and judgment to the Appellate Division, First Department. On June 8, 2000, the Appellate Division, First Department affirmed the order and judgment entered by the Supreme Court. The Company has moved for leave to appeal to the Court of Appeals.

     In its order of March 3, 2000, the Court denied Scavenger's motion for partial summary judgment seeking $2.4 million on the two games never delivered. In addition, the Court denied Scavenger's motion for leave to amend the complaint to add claims for fraud and seeking damages of $100 million.

     The Company moved for partial summary judgment seeking dismissal of the claim for consequential damages ($75-125 million) and additional royalties ($5 million). By order entered June 21, 2000, the Court denied the Company's motion and granted Scavenger leave to conduct an audit of royalties allegedly due to Scavenger.

     In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997. The plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's Common Stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. Motions were made by certain groups of plaintiffs for their appointment as lead plaintiffs in the actions. On October 7, 1998, the Court appointed lead plaintiffs and lead counsel to the plaintiffs in the actions. The plaintiffs' consolidated and amended complaint was filed and served in early January 1999. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 under the Exchange Act against the Company's independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999, the Court granted the motion to dismiss. Plaintiffs have appealed from the dismissal of the action, and oral argument on the appeal was held on June 8, 2000. The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions.

     On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the video game business, companies that produced or distributed the movie "The Basketball Diaries," and companies that allegedly provide obscene internet content. The complaint alleges, with respect to the Company and other video game corporations, that Carneal was influenced by the allegedly violent content of certain video games and that the video game manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately ten other videogame corporations have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action, and this motion is currently being briefed.

     On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. The complaint asserts five claims of breach and intentional interference, which seek $100,000 for the nonpayment and rejection of milestone nine, $400,000 for the balance of payments under the contract, $775,000 for alleged lost bundling opportunities, $775,000 for alleged intentional interference with bundling arrangements and $500,000 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400,000 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less than the $800,000 in milestone payments advanced for the development of "Rebel Moon Revolution." Fenris has moved for summary judgment on its first cause of action ($100,000), and the Company has moved for summary judgment dismissing the bundling claim. The Company intends to vigorously defend this action and pursue its counterclaim.

     On February 7, 2000, Hasbro Interactive Inc., its subsidiary Atari Interactive, Inc. and Zao Elorg d/b/a Elorg Corporation filed a lawsuit against the Company and five other companies in Massachusetts federal court. The complaint asserts claims against the Company for copyright infringement and unfair competition based on the sale of the computer videogames entitled "HemiRoids," "Patriot Command," "Bricklayer," "3D TetriMadness," "3D Munch Man," "3D Munch Man II" and "Mac-Man," as well as claims for trademark infringement and dilution for use of the name "3D TetriMadness." The complaint seeks injunctive relief, actual profits, statutory damages, attorneys' fees and costs pursuant to federal copyright and trademark laws, as well as common law damages. By settlement agreement dated March 29, 2000, the Company settled this action and agreed to stop manufacturing and/or distributing the allegedly infringing games.

     Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On April 6, 2000, the Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effectuate a one-for-five reverse stock split of the issued and outstanding shares of Common Stock. The amendment was approved by the written consent of California U.S. Holdings, Inc., a California corporation and wholly owned subsidiary of Infogrames SA ("CUSH"), as the holder of a majority of the outstanding Common Stock, on April 6, 2000. On May 12, 2000 and June 5, 2000, the Company filed Information Statements on Schedule 14C (the "Information Statements") pursuant to the requirements of Rule 14c-2 under Section 14 of the Exchange Act to inform holders of Common Stock entitled to vote or give an authorization or consent in regard to the action authorized by written consent of CUSH of the action so taken. The Information Statements are filed as an exhibit to this Annual Report on Form 10-K and the contents of the Information Statements are incorporated by reference into this Annual Report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the three-month transition period ended March 31, 1998 and the fiscal years ended March 31, 1999 and 2000 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                                HIGH         LOW
                                                              ---------    -------
1998
  Three-Month Transition Period.............................  $ 8 9/16     $5 5/16
Fiscal 1999
  First Quarter.............................................  $11 1/8      $7
  Second Quarter............................................  $ 9          $4 1/2
  Third Quarter.............................................  $ 7 7/16     $3 3/4
  Fourth Quarter............................................  $ 5 13/16    $3 7/8
Fiscal 2000
  First Quarter.............................................  $ 4 1/2      $2 3/4
  Second Quarter............................................  $ 3 11/16    $2 9/16
  Third Quarter.............................................  $ 3 3/16     $1 21/32
  Fourth Quarter............................................  $ 4 1/4      $1 7/8

     On June 22, 2000, the last reported sale price of the Common Stock on the Nasdaq National Market was $1 7/8. As of June 22, 2000, there were approximately 201 registered holders of record of the Common Stock.

     On June 26, 2000, the Company effected a one-for-five reverse stock split of the Common Stock to meet certain requirements of the Nasdaq National Market. See "Risk Factors -- Our Common Stock Does Not Currently Meet the Nasdaq National Market's Minimum Share Price Requirement and May Be Subject to Delisting." Except as otherwise noted, references to share prices and the number of shares of Common Stock in this Annual Report do not reflect the reverse stock split.

     The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the payment of cash dividends may be limited by financing agreements entered into by the Company in the future.

RECENT SALES OF UNREGISTERED SECURITIES

     Infogrames SA, the majority stockholder of the Company (through its wholly-owned subsidiary, CUSH), entered into an agreement, dated as of February 15, 2000, with First Union National Bank, as agent for a syndicate of banks (together, the "Banks"), pursuant to which Infogrames SA assumed the Banks' interest in the Company's credit agreement (the "Credit Agreement"). In connection with the assumption by Infogrames SA of the Credit Agreement, certain warrants exercisable by the Banks on February 28, 2000 if the Credit Agreement was not repaid prior to such date were canceled and warrants to acquire 225,000 shares of the Company's Common Stock, at an exercise price of $0.01 per share were issued to Infogrames SA.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial information of the Company which, for each of the years in the three year period ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000, is derived from the audited consolidated financial statements of the Company. Consolidated financial information for the three months ended March 31, 1997 and the twelve months ended March 31, 1998 is unaudited. These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                YEARS ENDED         THREE MONTHS ENDED                YEARS ENDED
                                               DECEMBER 31,             MARCH 31,                      MARCH 31,
                                            -------------------   ----------------------   ----------------------------------
                                              1996       1997        1997         1998        1998         1999       2000
                                            --------   --------   -----------   --------   -----------   --------   ---------
                                                                  (UNAUDITED)              (UNAUDITED)
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues..............................  $365,490   $530,677     $93,381     $105,767    $543,063     $572,342   $ 375,569
Cost of Goods Sold........................   214,580    315,134      57,883       57,092     314,343      329,957     296,301
                                            --------   --------     -------     --------    --------     --------   ---------
  Gross Profit............................   150,910    215,543      35,498       48,675     228,720      242,383      79,268
Selling and distribution expenses.........    76,235     98,689      16,538       24,467     106,618      147,499     147,814
General and administrative expenses.......    31,157     46,611       8,623       10,655      48,643       66,616      87,113
Research and development..................     5,633     13,824       2,397       10,866      22,293       76,870      66,574
Royalty advance write-off.................        --     73,821          --           --      73,821           --          --
Restructuring and other charges...........        --         --          --           --          --       17,479      37,948
Purchased research and development........        --     11,008          --           --      11,008        5,000          --
SingleTrac retention bonus................        --      2,400          --           --       2,400        1,680          --
Amortization of goodwill..................     1,092      1,295         347          636       1,584        3,349       3,110
                                            --------   --------     -------     --------    --------     --------   ---------
Operating income (loss)...................    36,793    (32,105)      7,593        2,051     (37,647)     (76,110)   (263,291)
Interest Expense..........................        --     (1,010)         --         (557)     (1,567)      (5,108)    (17,167)
Other Income (loss).......................     3,974     (1,065)        247         (832)     (2,144)        (207)       (793)
                                            --------   --------     -------     --------    --------     --------   ---------
Income (loss) before provision for
  (benefit from) income taxes.............    40,767    (34,180)      7,840          662     (41,358)     (81,425)   (281,251)
         Total provision for (benefit
           from) income taxes.............    15,628     (9,157)      3,386          304     (12,239)     (29,628)     40,882
                                            --------   --------     -------     --------    --------     --------   ---------
Net income (loss) from continuing
  operations..............................    25,139    (25,023)      4,454          358     (29,119)     (51,797)   (322,133)
Discontinued operations:
  Loss from operations of OZM.............        --         --          --           --          --       (3,531)         --
  Loss on disposal of OZM.................        --         --          --           --          --      (15,510)       (477)
                                            --------   --------     -------     --------    --------     --------   ---------
  Loss from discontinued operations.......        --         --          --           --          --      (19,041)       (477)
                                            --------   --------     -------     --------    --------     --------   ---------
Net income (loss) before extraordinary
  item....................................    25,139    (25,023)      4,454          358     (29,119)     (70,838)   (322,610)
Extraordinary item:
  Gain on early extinguishment of debt
    (net of tax of $1,312)................        --         --          --           --          --           --       1,888
                                            --------   --------     -------     --------    --------     --------   ---------
Net income (loss) before dividends on
  preferred stock.........................    25,139    (25,023)      4,454          358     (29,119)     (70,838)   (320,722)
  Less dividends on preferred stock.......        --         --          --           --          --          226          --
                                            --------   --------     -------     --------    --------     --------   ---------
Net income (loss) attributable to common
  stockholders............................  $ 25,139   $(25,023)    $ 4,454     $    358    $(29,119)    $(71,064)  $(320,722)
                                            ========   ========     =======     ========    ========     ========   =========

                                                YEARS ENDED         THREE MONTHS ENDED                YEARS ENDED
                                               DECEMBER 31,             MARCH 31,                      MARCH 31,
                                            -------------------   ----------------------   ----------------------------------
                                              1996       1997        1997         1998        1998         1999       2000
                                            --------   --------   -----------   --------   -----------   --------   ---------
                                                                  (UNAUDITED)              (UNAUDITED)
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic income (loss) per share from
  continuing operations...................  $   1.89   $  (1.87)    $  0.33     $   0.03    $  (2.16)    $  (3.72)  $  (19.58)
Basic loss per share from discontinued
  operations..............................        --         --          --           --          --     $  (1.37)  $    (.03)
Basic income per share from extraordinary
  item....................................        --         --          --           --          --           --        0.11
                                            --------   --------     -------     --------    --------     --------   ---------
Basic income (loss) per share.............  $   1.89   $  (1.87)    $  0.34     $   0.03    $  (2.16)    $  (5.10)  $  (19.50)
  Weighted average shares
    outstanding(1)........................    13,278     13,396      13,279       13,588      13,473       13,931      16,451
                                            ========   ========     =======     ========    ========     ========   =========
Diluted income (loss) per share from
  continuing operations...................  $   1.84   $  (1.87)    $  0.33     $   0.03    $  (2.16)    $  (3.72)  $  (19.58)
Diluted income (loss) per share from
  discontinued operations.................        --         --          --           --          --     $  (1.37)  $   (0.03)
Diluted income per share from
  extraordinary item......................        --         --          --           --          --           --        0.11
                                            --------   --------     -------     --------    --------     --------   ---------
Diluted income (loss) per share...........  $   1.84   $  (1.87)    $  0.33     $   0.03    $  (2.16)    $  (5.10)  $  (19.50)
  Weighted average shares
    outstanding(1)........................    13,663     13,396      13,472       13,677      13,473       13,931      16,451
                                            ========   ========     =======     ========    ========     ========   =========

                                                              DECEMBER 31,                    MARCH 31,
                                                          --------------------    ---------------------------------
                                                            1996        1997        1998        1999        2000
                                                          --------    --------    --------    --------    ---------
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments....  $ 76,584    $ 39,713    $ 17,329    $ 13,512    $  19,587
Working capital (deficit)...............................   113,652      77,965      69,994     131,770     (104,834)
Total assets............................................   308,794     370,165     295,862     438,911      159,207
Total debt..............................................     1,415      54,619      28,017      98,750      169,526
Stockholders' equity (deficit)..........................   152,138     134,241     138,889     127,133     (154,219)

---------------
(1) Reflects the one-for-five reverse stock split effected on June 26, 2000. All periods have been restated to reflect the reverse stock split.

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

     There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for Frontline titles has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company is determined to achieve a balance between development done by its own internal development studios and that done by third-party developers.

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

     Sales are recorded net of expected future returns. Higher than anticipated returns were experienced in the last fiscal year, and management has taken a substantial provision for price protection as stated below. Management continually assesses and re-evaluates the rate of returns and price protection based on business conditions and market factors.

     In 1998, the Company acquired One Zero Media, Inc. ("OZM"), Reflections Interactive Limited ("Reflections"), Legend and Home Software Benelux B.V. ("Homesoft"). Financial results of these companies have been included in the Company's Consolidated Financial Statements for the period since the acquisitions, which were accounted for as purchases. At March 31, 1999, OZM is accounted for as a discontinued operation, as it was the Company's intention to sell OZM. OZM was sold on July 28, 1999 for $5.2 million in cash. This resulted in an additional loss for the three months ended September 30, 1999 from discontinued operations of $0.5 million. The initial loss recorded in the prior fiscal year of $19.0 million included a provision of $5.0 million for operating losses during the phase-out period.

     Effective January 1, 1998, the Company changed its fiscal year from December 31 to March 31. Accordingly, the discussion of financial results set forth below compares the twelve months ended March 31, 2000 to the twelve months ended March 31, 1999, the twelve months ended March 31, 1999 to the twelve months ended March 31, 1998, the three months ended March 31, 1998 to the comparable 1997 period, and the twelve months ended December 31, 1997 to the comparable 1996 period.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for each of the years in the two years ended December 31, 1997, the three months ended March 31, 1998 and the twelve months ended March 31, 1999 and 2000, which is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the three months ended March 31, 1997 and the twelve months ended March 31, 1998 is derived from the unaudited financial statements of the Company.

                                                                 THREE MONTHS
                                               YEARS ENDED          ENDED               YEARS ENDED
                                               DECEMBER 31,       MARCH 31,              MARCH 31,
                                              --------------    --------------    -----------------------
                                              1996     1997     1997     1998     1998     1999     2000
                                              -----    -----    -----    -----    -----    -----    -----
Net revenues................................  100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of goods sold..........................   58.7     59.4     62.0     54.0     57.9     57.7     78.9
                                              -----    -----    -----    -----    -----    -----    -----
  Gross Profit..............................   41.3     40.6     38.0     46.0     42.1     42.3     21.1
Selling and distribution expenses...........   19.9     18.6     17.7     23.1     19.6     25.8     39.4
General and administrative expenses.........    9.5      8.8      9.2     10.1      9.0     11.6     23.2
Research and development....................    1.5      2.6      2.6     10.3      4.1     13.4     17.7
Royalty advance write-off...................     --     13.9       --       --     13.6       --       --
Restructuring and other charges.............     --       --       --       --       --      3.1     10.1
Purchased research and development..........     --      2.1       --       --      2.0      0.9       --
SingleTrac retention bonus..................     --      0.4       --       --      0.4      0.3       --
Amortization of goodwill....................    0.3      0.2      0.4      0.6      0.3      0.6      0.8
                                              -----    -----    -----    -----    -----    -----    -----
Operating income (loss).....................   10.1     (6.0)     8.1      1.9     (6.9)   (13.3)   (70.1)
Interest Expense............................     --     (0.2)      --     (0.5)    (0.3)    (0.8)    (4.6)
Other income (loss).........................    1.1     (0.2)    (0.3)    (0.8)    (0.4)    (0.1)    (0.2)
                                              -----    -----    -----    -----    -----    -----    -----
Income (loss) before provision for (benefit
  from) Income taxes........................   11.2     (6.4)     8.4      0.6     (7.6)   (14.2)   (74.9)
Provision for (benefit from) income taxes...    4.3     (1.7)     3.6      0.3     (2.3)    (5.2)    10.9
                                              -----    -----    -----    -----    -----    -----    -----
Net income (loss) from continuing
  operations................................    6.9     (4.7)     4.8      0.3     (5.4)    (9.1)   (85.8)
Discontinued operations:
  Loss from operations of OZM...............     --       --       --       --       --     (0.6)      --
  Loss on disposal of OZM...................     --       --       --       --       --     (2.7)    (0.1)
                                              -----    -----    -----    -----    -----    -----    -----
  Loss from discontinued operations.........     --       --       --       --       --     (3.3)    (0.1)
                                              -----    -----    -----    -----    -----    -----    -----
  Net income (loss) before extraordinary
    item....................................    6.9     (4.7)     4.8      0.3     (5.4)   (12.4)   (85.9)
Extraordinary item:
  Gain on early extinguishment of debt, net
    of tax..................................     --       --       --       --       --       --      0.5
                                              -----    -----    -----    -----    -----    -----    -----
Net income (loss) before dividends on
  preferred stock...........................    6.9     (4.7)     4.8      0.3     (5.4)   (12.4)   (85.4)
  Less dividends on preferred stock.........     --       --       --       --       --       --       --
                                              -----    -----    -----    -----    -----    -----    -----
Net income (loss) attributable to common
  stockholders..............................    6.9%    (4.7)%    4.8%     0.3%    (5.4)%  (12.4)%  (85.4)%
                                              =====    =====    =====    =====    =====    =====    =====

TWELVE MONTHS ENDED MARCH 31, 2000 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
1999

     Net revenues for fiscal 2000 decreased approximately $196.8 million, or 34.4%, to $375.6 million from $572.3 million in fiscal 1999. This decrease is attributable to the restructuring of the Company's publishing business, the acquisition by Infogrames SA of a controlling interest in the Company and the Company's decision to downsize its distribution business, whereby substantially less product was shipped in the last four months of the fiscal year. Additionally, some of the Company's larger retail customers continue to purchase consumer software directly from several large publishers whose software was previously sold through the Company.

     Total publishing revenue decreased 15.8% to $252.0 million in fiscal 2000 from $299.4 million in fiscal 1999. Approximately 55% of such revenues related to PC product revenues and 45% of such revenues related to console game revenues in fiscal 2000, as compared to 58% and 42%, respectively, in fiscal 1999.

     While the consumer software business is typically seasonal, the granting of price protection and returns of products in fiscal 2000 exceeded expectations. As consumer pricing has become more competitive, the Company is finding more frequently that it is necessary to offer mark-downs for products which have not yet sold through to the consumer, or to accept a higher level of returns of product that are not selling at retail, or both. A large portion of aging customer chargebacks relating to price protection, co-op advertising and uncollectible accounts were reserved for in the current fiscal quarter.

     A significant portion of the Company's revenues in any quarter are generally derived from software first released in that quarter or in the immediately preceding quarter. See "Risk Factors -- Our Revenues Will Decline and Our Competitive Position Will Be Adversely Affected If We Are Unable to Introduce New Products on a Timely Basis."

     Cost of goods sold for fiscal 2000 decreased approximately $33.7 million, or 10.2%, to $296.3 million from $330.0 million in fiscal 1999. Cost of goods sold as a percentage of net revenues increased to 78.9% in fiscal 2000 as compared to 57.7% in fiscal 1999. The increase, as a percentage of net revenues, was due to lower overall sales volume, coupled with substantial reserves for unsellable product, particularly third-party product, which bears a higher cost than published product, both domestically and internationally.

     Gross profit decreased from $242.4 million (42.3% of net revenues) for the year ended March 31, 1999 to $79.3 million (21.1% of net revenues) for the year ended March 31, 2000. This decrease primarily is due to reduced sales volume and higher cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of CD software (currently, PlayStation, PCs and Dreamcast) are higher than those on cartridge software (currently, Nintendo 64 and Game Boy Color) as a result of significantly lower CD software product costs.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During fiscal 2000, these expenses increased approximately $0.3 million, or 0.2%, to $147.8 million from $147.5 million in fiscal 1999. Selling and distribution expenses as a percentage of net revenues for fiscal 2000 increased to 39.4% as compared to 25.8% in fiscal 1999. The increase, as a percentage of net revenues, was due to lower overall sales volume, and the increase in co-op advertising costs due to the write-down of receivables. This was partially offset by the reduction of freight costs due to decreased sales volume.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in fiscal 2000 increased approximately $20.5 million, or 30.8%, to $87.1 million from $66.6 million in fiscal 1999. General and administrative expenses as a percentage of net revenues increased to 23.2% in fiscal 2000 from 11.6% in fiscal 1999. This increase was due primarily to an increase in salary expense relating to the severance packages of several senior officers during the fiscal year, the write-off of uncollectible account receivables, and additional costs incurred associated with management's reorganization of operations as a result of the acquisition of a controlling interest in the Company by Infogrames SA.

     Research and development expenses primarily includes payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and other related costs. These expenses in fiscal 2000 decreased approximately $10.3 million, or 13.4%, to $66.6 million from $76.9 million in fiscal 1999. Research and development, as a percentage of net revenues, increased to 17.7% in fiscal 2000 from 13.4% in fiscal 1999. The decrease in research and development expenses is primarily due to the Company entering into fewer new contracts with external developers, partially offset by a $7.8 million earned-out royalty payment to Reflections for the title Driver during the three months ended September 30, 1999, which was paid in cash and Common

Stock. Research and development expenses of the Company's internal development studios, which primarily include Humongous, Legend and Reflections, increased to $45.7 million in fiscal 2000 from $34.9 million in fiscal 1999.

     Restructuring and other charges of approximately $37.9 million, recorded in the third and fourth quarters of fiscal 2000, relate to a reorganization of the Company's Frontline publishing business, the shutdown of a substantial portion of European publishing operations and outsourcing and down-sizing of the Company's distribution and assembly functions. Approximately $17.6 million relates to the write-off of goodwill as a result of the consolidation of the value distribution division with the Company's publishing division, $12.1 million relates to the shutdown of European operations, including the write-off of all goodwill other than that relating to the Reflections studio, $6.1 million relates to impaired assets and $2.1 million relates to the planned severance of 221 employees, primarily administrative functions. The remaining employees to be terminated received notification prior to year end and will be leaving the Company over the next three months. Management expects to complete the Company's reorganization by June 30, 2000. As of March 31, 2000, 88 employees were terminated under the restructuring plan.

     Amortization of goodwill for fiscal 2000 decreased approximately $0.2 million, or 7.1%, to $3.1 million from $3.3 million in fiscal 1999. This decrease is attributable to the lower amortization expense as a result of the write-off of all goodwill, other than the Legend and Reflections studios, in connection with the Company's reorganization plans.

     Interest expense increased approximately $12.1 million during fiscal 2000 to $17.2 million from $5.1 million in fiscal 1999. The increase was partially attributable to the increase in interest costs associated with increased borrowings under the Old Credit Agreement and the Credit Agreement (each as defined below). The amortization of deferred financing costs relating to the Credit Agreement and the subordinated notes held by General Atlantic Partners, LLC (together with its affiliates, "GAP") and members of the Cayre family also contributed to the increase in interest and other income (expense), net.

     The Company's effective tax rate for fiscal 2000 was 15% compared to 36% in fiscal 1999. The valuation allowance increased by $134,591 in fiscal 2000, consisting of a valuation allowance of $48,806 for the beginning deferred tax asset balance and a valuation allowance of $85,785 for the net change in the deferred tax asset during the year. Such valuation allowance was necessary due to the current year operating results and the terminated plans to sell certain of the Company's businesses which would have resulted in the utilization of the deferred tax asset. A full valuation allowance has been recorded against the net deferred tax asset since it is more likely than not that such assets will be realized in the foreseeable future.

     Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), as of March 31, 2000, the Consolidated Financial Statements of the Company reflect the planned disposal of OZM as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows, and have been reported through its planned date of disposition as "Loss from discontinued operations." As of March 31, 1999, OZM was accounted for as a discontinued operation and was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, 0.5 million of which is recognized in the fiscal year 2000.

     The gain on early extinguishment of debt of $3.2 million ($1.3 million net of tax) relates to the net gain recognized on the issuance of subordinated convertible notes in exchange for shares of Series A Convertible Preferred Stock ("Preferred Stock") and subordinated notes of the Company held by GAP and the write-off of deferred financing costs associated with warrants issued in connection with the assumption of the Old Credit Agreement, and, warrants issued to GAP and subsequently acquired by Infogrames SA concurrent with the Infogrames SA transaction on December 16, 1999.

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

     These increases are offset by a reduction in Frontline net revenue of $18.7 million, or 8%. The decrease is largely attributable to a $13.5 million, or 71% decrease in royalty income.

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

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During fiscal 1999, these expenses increased approximately $40.9 million, or 38.3%, to $147.5 million from $106.7 million in fiscal 1998. Selling and distribution expenses as a percentage of net revenues for fiscal 1999 increased to 25.8% as compared to 19.6% in fiscal 1998. The increase, as a percentage of net revenues, was primarily attributable to the increase of print advertising worldwide to support the new and existing releases of the Company's published product and increased cooperative advertising, and increased premium freight costs due to higher unit volume and the expense of consolidating inventory of the Company's Plymouth, MN distribution center into its Edison, NJ distribution center, as compared to fiscal 1998. The overall increase was also attributable to increased sales volume.

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

     Research and development primarily includes payment for royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and other related costs. These expenses in fiscal 1999 increased approximately $54.6 million, or 244.8%, to $76.9 million from $22.3 million in fiscal 1998. Research and development, as a percentage of net revenues, increased to 13.4% in fiscal 1999 from 4.1% in fiscal 1998. This increase is primarily due to the change in accounting effective January 1, 1998, whereby royalty advances on products that are currently in development are expensed as incurred, and the additional headcount attributable to increased in-house development capacity. Research and development of the Company's internal development studios, which, during the relevant periods, primarily included SingleTrac, Cavedog, Humongous, Legend, Reflections and Bootprint increased to $34.9 in fiscal 1999 from $17.6 million in fiscal 1998. Excluding the impact of the change in accounting, research and development expenses would have increased $28.2 million from $48.7 million to $76.9 million, or 58%.

     Restructuring charges of approximately $17.5 million, recorded in the fourth quarter of fiscal 1999, relate to a reorganization of the Company's Frontline publishing business, a contemplated relocation of corporate headquarters to California and outsourcing of the Company's distribution function. Approximately $9.8 million relates to the planned severance of 135 employees, $7.1 million relates to impaired assets and $0.6 million relates to rent for the transition period. This reorganization was announced on March 19, 1999, and management expects to complete the reorganization by March 19, 2000.

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

     Interest and other expenses increased approximately $1.6 million during fiscal 1999 to $5.3 million from $3.7 million in fiscal 1998. This increase was primarily attributable to the increase in interest costs associated with borrowings under the Company's then existing Revolving Credit Agreement.

     The Company's effective tax rate for fiscal 1999 was 36% compared to 30% in fiscal 1998. The increased rate is attributable to the lower proportion of non-deductible expenses, primarily purchased research and development and goodwill, in 1999.

     In February 1999, certain partnerships affiliated with GAP purchased from the Company 0.6 million shares of the Preferred Stock for an aggregate purchase price of $30.0 million. These shares of Preferred Stock accumulated dividends at 8.0% and were convertible into 6.0 million shares of Common Stock at a conversion price of $5 per share.

     The Preferred Stock was exchanged for convertible notes in connection with the Infogrames SA transaction in December 1999. See Note 2 in the Consolidated Financial Statements included herein.

     Pursuant to APB 30, the Consolidated Financial Statements of the Company reflect the planned disposal of OZM as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows, and have been reported through its planned date of disposition as "Loss from discontinued operations." As of March 31, 1999, OZM is accounted for as a discontinued operation and it is the Company's present intention to sell OZM, resulting in an anticipated loss from discontinued operations of $19.0 million. The loss from operations of OZM represents net expenses of $4.6 million on net revenues of $1.1 million. The loss on disposal of OZM includes a provision of $5.0 million for operating losses during the phase-out period, and is primarily attributable to the write-off of goodwill of approximately $18.3 million. There is no tax benefit recorded on the loss from discontinued operations, as OZM has historically generated net losses.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net revenues for 1998 increased approximately $12.4 million, or 13.3%, to $105.8 million from $93.4 million in the comparable 1997 period. This growth in net revenues was primarily attributable to a 49% increase in publishing revenue which includes Frontline, Children's and Leisure. Frontline net revenue increased $9.4 million, or 36%, from $26.4 million to $35.9 million, as a result of the sales of Duke Nukem titles for the PlayStation, Nintendo 64 and the PC, Hexen for Nintendo 64, OddWorld: Abe's Oddysee for the PlayStation, Total Annihilation for the PC, East Meets West, and Quake for Nintendo 64, internationally. Leisure publishing's net revenue increased $4.1 million, or 103% as a result of continued strong sales of Deer Hunter and Wild Turkey Hunt for the PC. Children's net revenue increased $2.6 million or 120% as a result of newly released titles such as Freddi Fish 3: The Case of the Stolen Conch Shell. The overall increase in net revenues was partially offset by the decrease in distribution net revenues to $57.1 million, or 54% of net revenues, in 1998 from $60.8 million, or 65% of net revenues, in the comparable 1997 period, as a result of Wal-Mart purchasing software directly from several publishers whose software was previously sold to Wal-Mart by the Company.

     Cost of goods sold primarily includes costs of purchased products. Cost of goods sold for 1998 decreased approximately $0.8 million, or 1.4%, to $57.1 million from $57.9 million in the comparable 1997 period. Cost of goods sold as a percentage of net revenues decreased to 54.0% in 1998 as compared to 62.0% in the comparable 1997 period. The decrease, as a percentage of net revenues, was primarily due to the Company's change in accounting with respect to royalty advances, resulting in the expensing of such advances to research and development as incurred, rather than recouping such advances based on sales. Additionally, the Company's overall sales mix of its published product, which generally have higher margins, increased to 46% of net revenues in 1998 compared to 35% in the comparable 1997 period. The decrease in cost of goods sold was partially offset by the higher sales of console titles, which generally have higher costs than PC titles. Console titles accounted for 45% of published product revenue in 1998 compared to 17% during the comparable 1997 period.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During 1998 these expenses increased approximately $7.9 million, or 47.9%, to $24.5 million from $16.5 million in the comparable 1997 period. Selling and distribution expenses as a percentage of net revenues for 1998 increased to 23.1% as compared to 17.7% in the comparable 1997 period. The increase, as a percentage of net revenues, was primarily attributable to the increase of print advertising worldwide to support the new and existing releases of the Company's published product and increased cooperative advertising associated with higher published Frontline revenues as compared to the comparable 1997 period. The overall increase was also attributable to increased sales volume.

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

     Interest and other income (expense), net, decreased approximately $1.6 million during 1998 to an expense of $1.4 million from income of $0.2 million in the comparable 1997 period. This decrease was primarily attributable to the decrease in short-term investments and the increase in interest costs associated with borrowings under the Company's credit agreement.

     The Company's effective tax rate for 1998 was 46% compared to 43% in the comparable 1997 period. The increase is attributable to the higher proportion of nondeductible expenses, primarily goodwill, in the current period.

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996

     Net revenues increased approximately $165.2 million, or 45.2%, to $530.7 million in 1997 from $365.5 million in 1996. Publishing's net revenues increased by $113.3 million from $152.4 million to $265.7 million or 74%. This growth in net revenues was primarily attributable to an increase in Frontline net revenue of $100.9 from $120.5 million to $221.4 million or 84%. The release of newly published titles, both domestically and internationally, which included
OddWorld: Abe's Oddysee for the PlayStation, Duke Nukem 3D for Nintendo 64 and the PlayStation, Hexen for Nintendo 64 and the PlayStation and Total Annihilation for the PC. The international release of Doom II, Mortal Kombat Trilogy, San Francisco Rush, NBA Hangtime and Mace for Nintendo 64, the domestic release of Shadow Warrior for the PC, Critical Depth for the PlayStation, Blood for the PC and Courier Crisis for the PlayStation, as well as the continuing strong sales of Duke Nukem 3D and Quake and an increase in royalty income (from licensing of certain of the Company's products in selected international markets) also contributed to the growth in net revenues. Children's net revenue increased $5.6 million from $11.1 million to $16.7 million or 50% primarily as a result of the release of Putt Putt(R) Travels Through Time(TM). Leisure's net revenue increased $6.8 million, from $20.8 million to $27.6 million, or 33%, as a result of increased sales of Deer Hunter, Sportsmen's Paradise and Duke 3D shareware. Distribution's net revenue increased $53.0 million from $213 million to $265 million, or 25%, as a result of increases in sales from its existing mass merchant shelf space and an increase in the number of mass merchant stores supplied and serviced by the Company. This increase was partially offset by the reduction in revenues resulting from Wal-Mart's decision in the second half of 1997 to purchase products directly from five publishers whose products had been previously distributed by the Company.

     Cost of goods sold primarily includes costs of purchased products and royalties paid to software developers. Cost of goods sold increased approximately $100.6 million, or 46.9%, to $315.1 million in 1997 from $214.6 million in 1996. Cost of goods sold as a percentage of net revenues increased to 59.4% in 1997 as compared to 58.7% in 1996. The increase of 0.7% was primarily due to the decline in the average wholesale price of the Company's value priced products and an increase in the sales of Nintendo 64 titles, which have lower margins. This increase was mostly offset by a shift in the Company's overall sales mix toward its published products which increased to an aggregate of approximately 50% of net revenue in 1997 compared to approximately 42% during 1996 and a change in product mix within the products distributed for third parties to higher margin products.

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

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 1997 increased approximately $14.4 million, or 46.2%, to $45.6 million in 1997 from $31.2 million in 1996. General and administrative expenses as a percentage of net revenues increased to 8.6% in 1997 from 8.5% in 1996. This increase was due primarily to additional personnel required to support the expansion of the Company's research, development and publishing operations, an increase in the reserve for bad debts and an increase in depreciation expense due to the write-off of the leasehold improvements at the Company's former headquarters.

     Research and development expenses primarily include direct costs of developing and producing a title such as salaries and other related costs. These expenses in 1997 increased approximately $8.2 million, or 145.4%, to $13.8 million from $5.6 million in 1996. Research and development expenses as a percentage of net revenues increased to 2.6% in 1997 from 1.5% in 1996. This increase is primarily due to the in-house development of Humongous titles.

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

     In connection with the acquisition of SingleTrac, the Company incurred a charge of $11.0 million for purchased research and development. In addition, the Company incurred a charge of $2.4 million for a retention bonus for the SingleTrac employees, which was based on the achievement of certain performance goals. Pursuant to the SingleTrac purchase agreement, the Company structured a retention oriented bonus pool of up to approximately $10.0 million in cash and Common Stock, which was distributed to SingleTrac employees based on the achievement of certain performance goals of SingleTrac during calendar year 1998.

     Merger costs consist of legal, accounting and other professional fees incurred by the Company for the canceled acquisition of MicroProse, Inc., during 1997 and to complete other acquisitions and for the Company's canceled secondary stock offering during 1996.

     Interest and other income (expense), net, decreased approximately $6.0 million during 1997. This decrease was primarily attributable to the decrease in short-term investments and cash balances and the interest costs associated with borrowings under the Company credit agreement.

     The Company's effective tax rate, as a percentage of pre-tax income (loss), decreased in 1997 to 27% compared to 38% in 1996 due to the non-deductible one-time charge related to the acquisition of in-process research and development during the year.

     For 1997, the net loss was $25.0 million, or $0.37 per share, compared to net income of $25.1 million, or $0.38 per share for 1996, with earnings per share for both 1997 and 1996 calculated based on the basic method. Excluding one-time charges resulting from the charge for the royalty advance expense, purchased research and development, the retention bonus for the SingleTrac employees and the merger costs, the Company would have recognized net income of $33.9 million or $0.51 per share. Exclusive of the one-time charge for merger costs, net income for 1996 would have been $27.3 million or $0.40 per share.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company's working capital was ($104.8) million compared to $131.8 million at March 31, 1999. Cash and cash equivalents were $19.6 million at March 31, 2000 compared to $13.4 million at March 31, 1999.

     During the twelve months ended March 31, 2000, $71.8 million was provided by financing activities. The Company repaid $27.1 million of its revolving line of credit and entered into various commitments with Infogrames SA and GAP, as further described below, for aggregate borrowing proceeds of $80.0 million. The cash flow from financing activities primarily was used to fund $57.5 million for net cash used in operating activities which resulted from operating losses, and a reduction in the accounts payable balance (for past due accounts). This was offset by a decline in receivables due to a reduction in volume of revenues and the write-off of aging customer chargebacks relating to price protection, co-op advertising and uncollectible accounts. Approximately $8.9 million in cash was used in investing activities to purchase property and equipment, primarily additional computer hardware and software for the development of internal systems.

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

     Simultaneously, on September 11, 1998, the Company entered into the Credit Agreement with First Union National Bank, as agent for a syndicate of Banks as subsequently amended, expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 750,000 shares of the Company's Common Stock. Of these, warrants to purchase 275,000 shares of Common Stock were immediately exercisable, warrants to purchase 250,000 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 225,000 shares of Common Stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

     As of February 15, 2000, Infogrames SA entered into an agreement with the Banks, pursuant to which Infogrames SA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by Infogrames SA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to Infogrames SA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and
(v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, in connection with the assumption of the Credit Agreement by Infogrames SA, the Bank Warrants were surrendered and canceled and warrants to acquire 225,000 shares of Common Stock, at an exercise price of $0.01 per share, were issued to Infogrames SA.

     At March 31, 2000, the Company had outstanding debt of approximately $71.7 million, representing borrowings under the Credit Agreement, and letters of credit amounting to approximately $1.6 million.

     On June 29, 2000, Infogrames SA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and to extend the maturity date to September 30, 2000.

     Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.

     The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its publishing businesses and corporate plan of reorganization.

     The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations, cash available under the Credit Agreement and continued financial support from Infogrames SA will be sufficient to fund the Company's operations and cash flows into the second quarter of fiscal 2001.

     The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in fiscal 2001, in accordance with the deferral provision in SFAS No. 137. The adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

EURO CONVERSION

     As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euro or the participating country's national currency.

     Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to utilize the Euro until the notes and coinge have been introduced on January 1, 2002. In keeping with this rule, the Company is Euro "compliant" (able to receive Euro denominated payments and able to invoice in Euro as requested by vendors and suppliers, respectively) as of January 1, 1999 in the affected countries. Full conversion of all affected country operations to Euro is expected to be completed by the time national currencies are removed from circulation. Phased conversion to the Euro is currently underway and the effects on revenues costs and various business strategies are being assessed. The cost of software and business process conversion is not expected to be material.

YEAR 2000 COMPLIANCE

     To date, no significant problems related to Year 2000 have been identified in the Company's internal systems or with its vendors, suppliers, service providers or customers that would materially impact the Company's business. Also, no Year 2000 issues have been identified with the internally developed or third-party products that the Company distributes.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Due to the global nature of the Company's operations, the Company is subject to the exposures that arise from foreign exchange rate fluctuations. The Company's objective in managing its exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. The Company may enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain receivables denominated in foreign currencies. The Company's hedging activities do not subject it to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged.

     The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term obligations since the majority of the Company's long-term obligations are at fixed rates.

ITEM 8.  INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, and notes thereto, and the Financial Statement Schedule of the Company, are presented on pages F-1 through F-32 hereof as set forth below:

                                                                 PAGE
                                                                 ----
INFOGRAMES, INC. AND SUBSIDIARIES
  Independent Auditors' Report..............................          F-1
  Consolidated Balance Sheets as of March 31, 1999 and
     2000...................................................          F-3
  Consolidated Statements of Operations for the Year Ended
     December 31, 1997, the Three Months Ended March 31,
     1998 and the Years Ended March 31, 1999 and 2000.......          F-4
  Consolidated Statements of Comprehensive (Loss) Income for
     the Year Ended December 31, 1997, the Three Months
     Ended March 31, 1998 and the Years Ended March 31, 1999
     and 2000...............................................          F-5
  Consolidated Statements of Cash Flows for the Year Ended
     December 31, 1997, the Three Months Ended March 31,
     1998 and the Years Ended March 31, 1999 and 2000.......          F-6
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the Year Ended December 31, 1997, the Three Months
     Ended March 31, 1998 and the Years Ended March 31, 1999
     and 2000...............................................          F-8
  Notes to the Consolidated Financial Statements............  F-9 to F-31

FINANCIAL STATEMENT SCHEDULE
  For the Year Ended December 31, 1997, the Three Months
     Ended March 31, 1998 and the Years Ended March 31, 1999
     and 2000
  Schedule II -- Valuation and Qualifying Accounts..........         F-32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 20, 2000, the Company's Board of Directors appointed Deloitte & Touche LLP as its independent accountants, replacing Arthur Andersen LLP (the "Former Accountants").

     During the Company's two most recent fiscal years, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused them to make reference to the subject matter of the disagreement in their report. None of the Former Accountants' reports on the Company's financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

     In addition, there were no reportable events in accordance with Item 304(a)(1)(v)(A)-(D) of Regulation S-K.

     A letter from the Former Accountants addressed to the Securities and Exchange Commission in accordance with Item 304(a)(3) of Regulation S-K, stating that they agree with the Registrant's response to Item 4 of the Registrant's Current Report on Form 8-K, dated March 20, 2000, is filed as an exhibit hereto.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     See the information set forth under the caption "Election of Directors" and "Executive Officers of the Company" contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See the information set forth under the caption "Executive Compensation" (up to but not including the subcaption "Report of the Board of Directors on Executive Compensation") contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information set forth under the subcaptions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" contained in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) Financial Statements and Financial Statement Schedules

     See Item 8 hereof.

     (a)(3) Exhibits

  2.1 Agreement and Plan of Reorganization by and among the Company, GT Acquisition Sub, Inc., WizardWorks Group, Inc.
          and the Stockholders of WizardWorks Group, Inc., dated June
          24, 1996 is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 9,
          1996.
  2.2 Escrow Agreement by and among the Company, Paul D. Rinde, as the Stockholder Representative of WizardWorks Group, Inc., and Republic National Bank of New York, as Escrow Agent, dated June 24, 1996 is incorporated herein by reference to
          Exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 9, 1996.
  3.1     Amended and Restated Certificate of Incorporation.
  3.2 Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
  4.1     Specimen form of stock certificate for Common Stock.
  4.2     Certificate of the Powers, Designations, Preferences and
          Rights of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.1 to Company's
          Current Report on Form 8-K filed on March 2, 1999.
  4.3     Stockholders' Agreement by and among Joseph J. Cayre,
          Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Company is incorporated herein by reference to an exhibit filed as a part of the Company's Registration Statement on Form S-1 filed October 20, 1995.

  4.3a    Amendment to Stockholders Agreement, dated as of December
          18, 1995, by and among Joseph J. Cayre, Kenneth Cayre,
          Stanley Cayre, Jack J. Cayre, the Trusts parties thereto and the Company is incorporated herein by reference to Exhibit
          10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
  4.4     Registration Rights Agreement by and among Joseph J. Cayre,
          Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Company is incorporated herein by reference to an exhibit filed as a part of the Company's Registration Statement on Form S-1 filed October 20, 1995.
  4.5 Amended and Restated Registration Rights Agreement, dated as of February 15, 2000, between California U.S. Holdings, Inc.
          and the Company.
 10.1     The 1995 Stock Incentive Plan (as amended on October 31,
          1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on
          Form S-1, filed December 6, 1996.*
 10.2 The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.*
 10.3 The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
 10.4 The 2000 Stock Incentive Plain is incorporated herein by reference to Appendix B to the Company's proxy statement dated June 29, 2000.*
 10.5 The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1998.*
 10.6     Non-Competition Agreement, dated June 22, 1995, between the
          Company and Charles F. Bond is incorporated herein by reference to Exhibit 10.6 to the Company's Registration
          Statement on Form S-1 filed October 20, 1995.*
 10.7     Employment Agreement, dated April 19, 1996, between the
          Company and Andrew Gregor is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.*
 10.7a Letter Agreement, dated March 12, 1999, between the Company and Andrew Gregor is incorporated herein by reference to
          Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.*
 10.8     Employment Agreement, dated April 28, 1998, between the
          Company and David I. Chemerow is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
 10.8a Amendment, dated May 5, 1999, to the Employment Agreement, dated May 15, 1997, as previously amended on April 28, 1999, between the Company and David Chemerow is incorporated herein by reference to Exhibit 10.54 to the Company's Annual
          Report on Form 10-K for the fiscal year ended March 31, 1999.*
 10.9     Employment Agreement, dated April 28, 1998, between the
          Company and Ronald Chaimowitz is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
 10.9a    Agreement, dated February 19, 1999, between the Company and
          Ronald Chaimowitz is incorporated herein by reference to
          Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.*
 10.10    Employment Agreement, dated April 28, 1998, between the
          Company and Harry M. Rubin is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
 10.10a   Agreement and Release, dated April 7, 2000, by and between
          Harry M. Rubin and the Company.*

 10.10b   Letter Agreement, dated June 15, 2000, by and between Harry
          M. Rubin and the Company.*
 10.11    Employment Agreement, dated July 1, 1998, between the
          Company and Charles F. Bond is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.*
 10.12    Employment Agreement, dated August 18, 1998, between the
          Company and Jack J. Cayre is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.*
 10.12a   Agreement and Release, dated March 7, 2000, by and between
          Jack J. Cayre and the Company.*
 10.13    Employment Agreement between the Company and Thomas A.
          Heymann is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on 8-K filed on March 2,
          1999.*
 10.13a Separation Agreement, dated as of February 15, 2000, between the Company and Thomas A. Heymann.*
 10.14    Employment Agreement, dated April 2, 1999, between the
          Company and John T. Baker IV is incorporated herein by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.*
 10.14a Separation Agreement, dated as of February 18, 2000, between the Company and John T. Baker IV.*
 10.15    Letter Agreement, dated April 20, 2000, by and between David
          Fremed and the Company.*
 10.16    Lease Agreements between the Company and 16 East 40th
          Associates is incorporated herein by reference to Exhibit
          10.15 to Company's Registration Statement on Form S-1 filed
          October 20, 1995.
 10.17 Lease Agreement between the Company and Plymouth 2200, LLP, dated September 6, 1996 is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1996.
 10.18 Agreement of Lease, dated as of December 12, 1996, by and between the Company and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996.
 10.19    Services Agreement between the Company and GoodTimes Home
          Video Corp., dated as of January 1, 1995, is incorporated herein by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 filed October 20, 1995.
 10.20 GTIS Master Option and License Agreement between the Company and the Williams Entertainment Group, dated December 28,
          1994, and the Amendment to such agreement, dated March 31, 1995, are incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed
          October 20, 1995.
 10.21 GTIS Master Option and License Agreement (Home Video Games) between the Company and the Williams Entertainment Group, dated March 31, 1995 is incorporated herein by reference to
          Exhibit 10.11 to the Company's Registration Statement on
          Form S-1 filed October 20, 1995.
 10.22 Agreement by and between the Company and REPS is incorporated herein by reference to an exhibit filed as a part of the Company's Registration Statement on Form S-1 filed October 20, 1995.
 10.23 Warehouse Services Contract, dated March 2, 1999, by and between the Company and Arnold Transportation Services, Inc.
          t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.
 10.24 Distribution Agreement between Infogrames Entertainment SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the
          Schedule 13D filed by Infogrames Entertainment SA and
          California U.S. Holdings, Inc. on January 10, 2000.

   10.25   Trademark Agreement, dated as of May 10, 2000, by and between Infogrames Entertainment SA and the
           Company.
   10.26   Credit Agreement, dated as of September 11, 1998, by and among the Company, the Lenders thereto,
           NationsBanc Montgomery Securities, LLC, as Syndication Agent, Fleet Bank, N.A., as Documentation Agent,
           and First Union National Bank, as Administrative Agent, is incorporated herein by reference to Exhibit
           10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
   10.26a  Second Amendment, Waiver and Agreement, dated as of June 29, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent, is incorporated herein by reference to
           Exhibit 10.1 to the Company's Current Report on 8-K filed on August 5, 1999.
   10.26b  Third Amendment, Consent, Waiver and Agreement, dated as of November 15, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 19, 1999.
   10.26c  Right of First Refusal Offer Agreement, dated November 15, 1999, by and among California U.S. Holdings,
           Inc. and the Lenders named therein is incorporated herein by reference to Exhibit 13 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.
   10.26d  Amended and Restated Unconditional Subsidiary Guaranty Agreement, dated as of November 15, 1999, among certain subsidiaries of the Company, California U.S. Holdings, Inc. and First Union National Bank, as
           administrative agent, for the benefit of the Lenders is incorporated herein by reference to Exhibit 15 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December
           14, 1999.
   10.26e  Second Amended and Restated Security Agreement, dated as of November 15, 1999, by and among the
           Registrant, certain of its subsidiaries, First Union National Bank, as Administrative Agent, and
           California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.4 to the Company's
           Current Report on Form 8-K filed on November 19, 1999.
   10.26f  Second Amended and Restated Pledge Agreement, dated as of November 15, 1999, by the Company and certain of its subsidiaries in favor of First Union National Bank, as Administrative Agent, and California U.S.
           Holdings, Inc. is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on
           Form 8-K filed on November 19, 1999.
   10.26g  Master Assignment and Acceptance, dated as of February 15, 2000, by and among the Company, the Assignors and Infogrames Entertainment SA.
   10.26h  Warrant Agreement, dated as of February 15, 2000, by and among the Company and Infogrames Entertainment
           SA.
   10.26i  Warrant Certificate, dated as of February 15, 2000 issued to California U.S. Holdings, Inc.
   10.26j  Fourth Amendment to the Credit Agreement, dated as of February 15, 2000, by and between the Company and
           Infogrames Entertainment S.A.
   10.26k  Reimbursement and Cash Collateral Agreement, dated as of February 15, 2000, by and between the Company and First Union National Bank.
   10.26l  Collateral Assignment Agreement, dated as of February 15, 2000, by and among First Union National Bank,
           Infogrames S.A., the Company and the Guarantors.
   10.26m  Fifth Amendment to the Credit Agreement, dated as of March 31, 2000, by and between the Company and
           Infogrames Entertainment S.A.
   10.26n  Sixth Amendment to the Credit Agreement, dated as of June 29, 2000, by and between the Company and
           Infogrames Entertainment SA

 .27  10   Stock Purchase Agreement, dated February 8, 1999, among the Company, General Atlantic
          Partners 54, L.P. and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to
          Exhibit 10.1 to the Company's Current Report on 8-K filed on March 2, 1999.
 10.28    Warrant Agreement, dated as of June 29, 1999, among the Company, GAP 54, GAPCO II and the other parties named therein is incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.
 10.29    Letter Agreement, dated June 29, 1999, among GAP 54, GAPCO II, Joseph J. Cayre, Kenneth Cayre and Stanley Cayre is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed by
          General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.
 10.30    Form of Option Agreement, dated as of July 30, 1999, among GAP 54, GAPCO II and the other parties named therein is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.
 10.31    Securities Purchase Agreement, dated as of November 15, 1999, by and among Infogrames
          Entertainment S.A., California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on November 19, 1999.
 10.32    Securities Exchange Agreement, dated as of November 15, 1999, by and among the Company, General
          Atlantic Partners 54, L.P., and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on 8-K filed on November 19, 1999.
 10.33    Promissory Note of the Company in the aggregate principal amount of $25,000,000 payable to
          California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.6 to the
          Company's Current Report on 8-K filed on November 19, 1999.
 10.34    Warrant to Purchase 50,000 shares of Common Stock, issued to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by Infogrames
          Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.
 10.35    Form of GAP Warrant is incorporated herein by reference to Exhibit 9 to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.
 10.36    Note Purchase Agreement, dated as of November 15, 1999, between certain members of the Cayre
          Group and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 11B to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on
          December 14, 1999.
 10.37    Equity Purchase and Voting Agreement, dated as of November 15, 1999, among Infogrames
          Entertainment S.A., California U.S. Holdings, Inc., GAP 16, GAP 19, GAP II, GAP 54, GAPCO and
          GAPCO II is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General
          Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.
 10.38    Form of GAP 54 Note is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.
 10.39    Form of GAPCO II Note is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.
 10.40    5% Subordinated Convertible Note of the Company is incorporated herein by reference to Exhibit
          6 to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc.
          on January 10, 2000.
 16.1     Letter from Arthur Andersen LLP, dated March 20, 2000, addressed to the Securities and Exchange
          Commission in accordance with Item 304(a)(3) is incorporated herein by reference to Exhibit
          16.1 to the Company's Current Report on Form 8-K dated March 20, 2000.
 21.1     The Company's Subsidiaries is incorporated herein by reference to Exhibit 16.1 to the Company's
          Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

 .1   22   Information Statement on Schedule 14C filed on January 25, 2000 is incorporated herein by reference.
 22.2     Information Statement on Schedule 14C filed on May 12, 2000 is incorporated herein by reference.
 22.3     Information Statement on Schedule 14C filed on June 5, 2000 is incorporated herein by reference.
 23.1     Consent of Arthur Andersen LLP.
 24.1     Power of Attorney
 27.1     Financial Data Schedule for the year ended March 31, 2000.
 99.1     Amended and Restated Audit Committee Charter is incorporated herein by reference to
          Appendix A to the Company's proxy statement dated June 29, 2000.

Exhibits indicated with an * symbol are an executive contract or compensatory plan or arrangement filed pursuant to Item 14 of Form 10-K.

     A copy of any of the exhibits included in this Annual Report on Form 10-K may be obtained by written request to the Company, upon payment of a fee of $.10 per page to cover costs. Requests should be sent to the Company at the address set forth on the front cover, attention Director, Investor Relations.

     (c) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 2000:

DATE OF REPORT  ITEMS REPORTED   FINANCIAL STATEMENTS FILED
--------------  --------------   --------------------------
March 15,
  2000........      5                       None
March 20,
  2000........    4, 7                      None

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INFOGRAMES, INC.

                                          By:      /s/ DAVID J. FREMED
                                            ------------------------------------
                                            Name: David J. Fremed
                                            Title:  Chief Financial Officer
                                            Date:  June 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE(S)                       DATE
                ---------                                    --------                       ----

                    *                       Chairman of the Board of Directors and      June 29, 2000
------------------------------------------    Chief Executive Officer (principal
              Bruno Bonnell                   executive officer) and Director

                    *                       Director                                    June 29, 2000
------------------------------------------
            Steven A. Denning

                    *                       Director and President, Chief Operating     June 29, 2000
------------------------------------------    Officer and Secretary
              Denis Guyennot

                    *                       Director                                    June 29, 2000
------------------------------------------
            Thomas A. Heymann

                    *                       Director                                    June 29, 2000
------------------------------------------
              Ann E. Kronen

                    *                       Director                                    June 29, 2000
------------------------------------------
             Thomas Schmider

           /s/ DAVID J. FREMED              Chief Financial Officer (principal          June 29, 2000
------------------------------------------    financial officer and principal
             David J. Fremed                  accounting officer)

        * By: /s/ DAVID J. FREMED                                                       June 29, 2000
------------------------------------------
   (David J. Fremed, Attorney-in-Fact)

                       INFOGRAMES, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Infogrames, Inc.
New York, New York

     We have audited the accompanying consolidated balance sheet of Infogrames, Inc. and its subsidiaries (the "Company") as of March 31, 2000 and the related consolidated statement of operations, comprehensive (loss) income, stockholders' equity (deficit) and cash flows for the year ended March 31, 2000. Our audit also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Infogrames, Inc. and its subsidiaries as of March 31, 2000 and the consolidated results of their operations and their cash flows for the year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for future royalty advances effective January 1, 1998, treating such costs as research and development expenses.

/s/ DELOITTE & TOUCHE LLP

New York, New York
June 27, 2000

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

                                          ARTHUR ANDERSEN LLP

NEW YORK, NEW YORK
JUNE 29, 1999

                       INFOGRAMES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    MARCH 31,
                                                              ---------------------
                                                                1999        2000
                                                              --------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 13,407    $  19,587
  Short-term investments....................................       105           --
  Receivables, net..........................................   110,019       37,001
  Inventories, net..........................................   158,208       38,179
  Royalty advances..........................................     9,195           --
  Deferred income taxes.....................................    36,142           --
  Income taxes receivable...................................     1,973        2,550
  Prepaid expenses and other current assets.................    12,947       10,096
                                                              --------    ---------
     Total current assets...................................   321,996      107,413
Property and equipment, net.................................   341,996       25,761
Investments.................................................     7,412        9,293
Goodwill, net of accumulated amortization of $5,078 and
  $2,564, respectively......................................    34,194        8,047
Deferred income taxes.......................................    12,664           --
Other assets................................................     5,837        8,693
                                                              --------    ---------
     Total assets...........................................  $438,911    $ 159,207
                                                              ========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $152,556    $  87,926
  Accrued liabilities.......................................    35,505       37,123
  Revolving credit facility.................................        --       71,698
  Royalties payable.........................................    18,515       14,487
  Deferred income...........................................       173           --
  Income taxes payable......................................     2,569           55
  Due to related party......................................       908          958
                                                              --------    ---------
     Total current liabilities..............................   210,226      212,247
Long-term debt..............................................    98,750       97,828
Other long-term liabilities.................................     2,802        3,351
                                                              --------    ---------
     Total liabilities......................................   311,778      313,426
                                                              --------    ---------
Commitments and contingencies
Stockholders' equity (deficit):
  Series A convertible preferred stock, $0.01 par, 5,000,000 shares authorized, 120,000 shares issued and
     outstanding, stated at liquidation preference of $250
     per share as of March 31, 1999, 0 shares issued and
     outstanding as of March 31, 2000(1)....................    30,000           --
  Common stock, $0.01 par, 150,000,000 shares authorized,
     14,555,174 and 20,675,028 share issued and outstanding,
     respectively(1)........................................       145          207
Additional paid-in capital..................................   161,655      227,378
Accumulated deficit.........................................   (62,876)    (383,598)
Accumulated other comprehensive (loss) income...............    (1,791)       1,794
                                                              --------    ---------
     Total stockholders' (deficit) equity...................   127,133     (154,219)
                                                              --------    ---------
     Total liabilities and stockholders' equity.............  $438,911    $ 159,207
                                                              ========    =========

---------------
(1) Reflects the one-for-five reverse stock split approved by the Company's Board of Directors which was effected on June 26, 2000. All periods have been restated to reflect the reverse stock split.

  The accompanying notes are an integral part of these consolidated financial statements

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS       YEARS ENDED
                                                            YEAR ENDED       ENDED            MARCH 31,
                                                           DECEMBER 31,    MARCH 31,     --------------------
                                                               1997           1998         1999       2000
                                                           ------------   ------------   --------   ---------
Net revenues.............................................    $530,677       $105,767     $572,342   $ 375,569
Cost of goods sold.......................................     315,134         57,092      329,959     296,301
                                                             --------       --------     --------   ---------
  Gross profit...........................................     215,543         48,675      242,383      79,268
Selling and distribution expenses........................      98,689         24,467      147,499     147,814
General and administrative expenses......................      46,611         10,655       66,616      87,113
Research and development.................................      13,824         10,866       76,870      66,574
Royalty advance write-off................................      73,821             --           --          --
Restructuring and other charges..........................          --             --       17,479      37,948
Purchased research and development.......................      11,008             --        5,000          --
SingleTrac retention bonus...............................       2,400             --        1,680          --
Amortization of goodwill.................................       1,295            636        3,349       3,110
                                                             --------       --------     --------   ---------
  Operating (loss) income................................     (32,105)         2,051      (76,110)   (263,291)
Interest expense.........................................      (1,010)          (557)      (5,108)    (17,167)
Other expense............................................      (1,065)          (832)        (207)       (793)
                                                             --------       --------     --------   ---------
  (Loss) income before provision for (benefit from)
    income taxes.........................................     (34,180)           662      (81,425)   (281,251)
Provision for (benefit from) income taxes................      (9,157)           304      (29,628)     40,882
                                                             --------       --------     --------   ---------
  Net (loss) income from continuing operations...........     (25,023)           358      (51,797)   (322,133)
Discontinued operations:
  Loss from operations of OZM............................          --             --       (3,531)         --
  Loss on disposal of OZM................................          --             --      (15,510)       (477)
                                                             --------       --------     --------   ---------
  Loss from discontinued operations......................          --             --      (19,041)       (477)
                                                             --------       --------     --------   ---------
  Net (loss) income before extraordinary item............     (25,023)           358      (70,838)   (322,610)
Extraordinary item:
  Gain on early extinguishment of debt, net of tax of
    $1,312...............................................          --             --           --       1,888
                                                             --------       --------     --------   ---------
    Net (loss) income before dividends on preferred
      stock..............................................     (25,023)           358      (70,838)   (320,722)
                                                             --------       --------     --------   ---------
Less dividends on preferred stock........................          --             --          226          --
                                                             --------       --------     --------   ---------
    Net (loss) income attributable to common
      stockholders.......................................    $(25,023)      $    358     $(71,064)  $(320,722)
                                                             ========       ========     ========   =========
Basic and diluted (loss) income per share from continuing
  operations.............................................    $  (1.87)      $   0.03     $  (3.72)  $  (19.58)
Basic and diluted (loss) income per share from
  discontinued operations................................          --             --        (1.37)      (0.03)
Basic and diluted income per share from extraordinary
  item...................................................          --             --           --        0.11
                                                             --------       --------     --------   ---------
Basic and diluted (loss) income per share................    $  (1.87)      $   0.03     $  (5.10)  $  (19.50)
                                                             ========       ========     ========   =========
Weighted average shares outstanding(1)...................      13,396         13,588       13,931      16,451
                                                             ========       ========     ========   =========

---------------
(1) Reflects the one-for-five reverse stock split approved by the Company's Board of Directors which was effected on June 26, 2000. All periods have been restated to reflect the reverse stock split.

  The accompanying notes are an integral part of these consolidated financial statements.

                       INFOGRAMES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (IN THOUSANDS)

                                                             THREE MONTHS         YEARS ENDED
                                              YEAR ENDED        ENDED              MARCH 31,
                                             DECEMBER 31,     MARCH 31,      ---------------------
                                                 1997            1998          1999        2000
                                             ------------    ------------    --------    ---------
Net (loss) income before dividends on
  preferred stock..........................    $(25,023)        $  358       $(70,838)   $(320,722)
Other comprehensive (loss) income:
  Foreign currency translation
     adjustments...........................      (2,732)         1,169           (667)       1,817
  Unrealized holding (loss) gain on
     securities............................        (199)            --             11        1,768
                                               --------         ------       --------    ---------
     Comprehensive (loss) income...........    $(27,954)        $1,527       $(71,494)   $(317,137)
                                               ========         ======       ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED
                                                  YEAR ENDED     THREE MONTHS         MARCH 31,
                                                 DECEMBER 31,       ENDED        --------------------
                                                     1997       MARCH 31, 1998     1999       2000
                                                 ------------   --------------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before dividends on preferred
  stock........................................    $(25,023)       $    358      $(70,838)  $(320,722)
Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating
  activities:
  Depreciation and amortization................       7,434           2,511        14,606      16,081
  Write-off of investment......................          --              --         2,676          --
  Purchased research and development...........      11,008              --         5,000          --
  Royalty advance write-off....................      73,821              --            --          --
  Deferred income taxes........................      (1,010)          1,010       (32,666)     48,806
  Deferred income..............................      (1,690)            187            21        (118)
  Write-off of assets in connection with
     restructuring charges.....................          --              --         7,362      30,391
  Loss from discontinued operations............          --              --        19,041         477
  Extraordinary gain on GAP 0% subordinated
     convertible note..........................          --              --            --      15,649
  Amortization of discount on long-term debt...          --              --            --         718
  Accrued interest.............................          --              --            --       1,461
  Write-off of deferred financing costs in
     connection with the GAP securities
     exchange..................................          --              --            --       8,985
  Write-off of deferred financing costs in
     connection with the early extinguishment
     of Credit Agreement.......................          --              --            --       3,188
  Issuance of common stock in lieu of partial
     royalty payment...........................          --              --            --       4,208
  Issuance of common stock pursuant to employee
     stock purchase plan.......................          --              --            --         581
  Changes in operating assets and liabilities:
     Receivables, net..........................     (83,683)         60,175       (57,490)     73,576
     Inventories, net..........................     (54,102)          6,896       (10,498)    100,448
     Royalty advances..........................     (20,505)          5,870           814       9,195
     Due to related party, net.................        (349)            581           (17)         50
     Prepaid expenses and other current
       assets..................................       2,206          (3,409)       (5,884)      1,499
     Accounts payable..........................      38,607         (46,942)       47,956     (44,330)
     Accrued liabilities.......................      (3,699)         (7,168)       14,169       1,754
     Royalties payable.........................      14,054          (7,037)      (21,907)     (4,036)
     Income taxes payable......................      (3,804)         (2,423)       (1,133)     (2,746)
     Income taxes receivable...................     (15,171)          4,487         8,711        (577)
     Long-term liabilities.....................      (8,186)           (666)        1,220         552
     Other.....................................         522          (2,043)       (2,226)     (2,549)
                                                   --------        --------      --------   ---------
          Net cash (used in) provided by
            operating activities...............     (69,570)         12,387       (81,083)    (57,459)
                                                   --------        --------      --------   ---------

                       INFOGRAMES, INC. AND SUBSIDIARIES

                                                                                     YEARS ENDED
                                                  YEAR ENDED     THREE MONTHS         MARCH 31,
                                                 DECEMBER 31,       ENDED        --------------------
                                                     1997       MARCH 31, 1998     1999       2000
                                                 ------------   --------------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments.......................        (259)             --            --          --
Purchases of property and equipment............     (18,269)         (7,641)      (22,607)     (8,864)
Sales of short-term investments, net...........       4,613              --            --          --
Acquisitions, net of cash acquired of
  approximately $135, $0, $1,678 and $0,
  respectively.................................      (5,833)             --        (2,701)         --
                                                   --------        --------      --------   ---------
          Net cash used in investing
            activities.........................     (19,748)         (7,641)      (25,308)     (8,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit
  facility, net................................      54,600         (26,600)       70,750     (27,052)
Issuance of Infogrames 5% subordinated
  convertible note.............................                                                50,000
Issuance of General Atlantic Partners, LLC
  subordinated note ("GAP")....................          --              --            --      20,000
Issuance of subordinated Cayre Notes...........          --              --            --      10,000
Issuance of common stock to Infogrames, net....          --              --            --      48,677
Proceeds from exercise of warrants.............       2,102              --            --          --
Proceeds from exercise of stock options........         786             114           376         146
Issuance (redemption) of preferred stock.......          --              --        30,000     (30,000)
                                                   --------        --------      --------   ---------
     Net cash provided by (used in) financing
       activities..............................      57,488         (26,486)      101,126      71,771
Effect of exchange rates on cash and cash
  equivalents..................................        (429)           (644)        1,448         732
                                                   --------        --------      --------   ---------
Net (decrease) increase in cash and cash
  equivalents..................................     (32,259)        (22,384)       (3,817)      6,180
Cash and cash equivalents -- beginning of
  fiscal year..................................      71,867          39,608        17,224      13,407
                                                   --------        --------      --------   ---------
Cash and cash equivalents -- end of fiscal
  year.........................................    $ 39,608        $ 17,224      $ 13,407   $  19,587
                                                   ========        ========      ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       INFOGRAMES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                               SERIES A      SERIES A                                                    ACCUMULATED
                             CONVERTIBLE    CONVERTIBLE    COMMON              ADDITIONAL   RETAINED        OTHER
                              PREFERRED      PREFERRED      STOCK     COMMON    PAID-IN     EARNINGS    COMPREHENSIVE
                             STOCK SHARES      STOCK      SHARES(1)   STOCK     CAPITAL     (DEFICIT)   INCOME(LOSS)      TOTAL
                             ------------   -----------   ---------   ------   ----------   ---------   -------------   ---------
Balance, December 31,
  1996.....................          --      $     --       13,280     $132     $118,753    $  32,625      $   627      $ 152,138
Issuance of stock in
  connection with the
  acquisition of
  SingleTrac...............          --            --          140        1        7,168           --           --          7,169
Exercise of warrants.......          --            --          100        1        2,101           --           --          2,102
Exercise of stock
  options..................          --            --           60        1           --           --           --            785
Net loss...................          --            --           --                    --      (25,023)          --        (25,023)
Currency translation
  adjustment...............          --            --           --                    --           --       (2,732)        (2,732)
Unrealized loss on
  securities...............          --            --           --                    --           --         (199)          (199)
                               --------      --------      -------     ----     --------    ---------      -------      ---------
Balance, December 31,
  1997.....................          --            --       13,580      135      128,806        7,602       (2,304)       134,241
Issuance of stock options
  in connection with the
  acquisition of
  SingleTrac...............          --            --           --       --        3,007           --           --          3,007
Exercise of stock
  options..................          --            --           20        1          113           --           --            114
Net income.................          --            --           --       --           --          358           --            358
Currency translation
  adjustment...............          --            --           --       --           --           --        1,169          1,169
                               --------      --------      -------     ----     --------    ---------      -------      ---------
Balance, March 31, 1998....          --            --       13,600      136      131,926        7,962       (1,135)       138,889
Issuance of preferred
  stock....................     120,000        30,000           --       --           --           --           --         30,000
Issuance of stock options
  in connection with
  acquisitions.............          --            --           --       --        1,356           --           --          1,356
Issuance of stock in
  connection with
  acquisitions.............          --            --          920        8       27,999           --           --         28,007
Exercise of stock
  options..................          --            --           20        1          374           --           --            375
Net loss...................          --            --           --       --           --      (70,838)          --        (70,838)
Currency translation
  adjustment...............          --            --           --       --           --           --         (667)          (667)
Unrealized gain on
  securities...............          --            --           --       --           --           --           11             11
                               --------      --------      -------     ----     --------    ---------      -------      ---------
Balance, March 31, 1999....     120,000        30,000       14,540      145      161,655      (62,876)      (1,791)       127,133
Exchange of preferred stock
  for long-term debt.......    (120,000)      (30,000)          --       --           --           --           --        (30,000)
Issuance of warrants to
  Infogrames...............          --            --           --       --        8,983           --           --          8,983
Issuance of warrants in
  connection with revolving
  credit facility..........          --            --           --       --        3,188           --           --          3,188
Issuance of common stock in
  lieu of partial royalty
  payment..................          --            --          300        3        4,205           --           --          4,208
Issuance of common stock
  pursuant to employee
  stock purchase plan......          --            --           40        1          582           --           --            583
Issuance of common stock to
  Infogrames, net..........          --            --        5,740       57       48,620           --           --         48,677
Exercise of stock
  options..................          --            --           60        1          145           --           --            146
Net loss...................          --            --           --                    --     (320,722)          --       (320,722)
Currency translation
  adjustment...............          --            --           --                    --           --        1,817          1,817
Unrealized gain on
  securities...............          --            --           --                    --           --        1,768          1,768
                               --------      --------      -------     ----     --------    ---------      -------      ---------
Balance, March 31, 2000....          --      $     --       20,680     $207     $227,378    $(383,598)     $ 1,794      $(154,219)
                               ========      ========      =======     ====     ========    =========      =======      =========

---------------
(1) Reflects the one-for-five reverse stock split approved by the Company's Board of Directors which is effective on June 26, 2000. All periods have been restated to reflect the reverse stock split.

  The accompanying notes are an integral part of these consolidated financial statements.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Infogrames, Inc., formerly GT Interactive Software Corp., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and Nintendo 64. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations. The Company was incorporated in September 1992 and commenced operations in February 1993. The Company has relied on support from its parent, Infogrames Entertainment SA ("Infogrames SA") in the recent past. The Company believes that it is Infogrames SA's present intention to continue such support as Infogrames SA deems necessary to fund operations and cash flows for the next twelve months.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

  Revenue Recognition

     Revenue is recognized upon shipment of merchandise to customers. At the time the revenue is recognized, a reserve is provided for expected future returns net of the related cost of such items.

     The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company may permit its customers to return or exchange product and may provide pricing allowance for estimated returns, price concessions and other allowances. Such allowance is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items.

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

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

  Goodwill

     Goodwill is currently amortized using the straight-line method over periods not exceeding 5 years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of goodwill, principally based on forecasts of future undiscounted cash flows of businesses acquired. See Note 21 for information concerning the restructuring reserve, and related impairment write offs of goodwill.

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

  Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial instruments" requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility and amounts due to and from related parties are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value. The Company uses quoted market prices to calculate these fair values, when available.

  Investments

     Management classifies equity securities as available-for-sale securities under the provisions defined in the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at market value with the unrealized gains and losses reported as a component of accumulated comprehensive income. The cost of investments sold is determined on the first-in, first-out method.

     The Company also maintains equity investments under 20 percent on a cost basis. The Company evaluates these investments for impairment on a quarterly basis (See Note 6):

  Impairment of Long-Lived Assets

     The Company reviews long-lived assets, such as fixed assets and certain indentifiable intangibles to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, as defined in Statement of Financial

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

  Research and Development Costs

     Research and development costs related to the design, development and testing of new software products are charged to expense as incurred. Effective January 1, 1998, research and development costs also include payments for royalty advances to third-party developers on products that are currently in development.

  Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000 amounted to $32,034, $7,889, $49,107 and
$64,044, respectively.

  Foreign Currency

     Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as accumulated comprehensive (loss) income.

  New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No.
137. The adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

  Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

  Net Income (Loss) Per Share

     Basic earnings per share ("EPS") is computed as net earnings after preferred dividends divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock based compensation plans would be anti-dilutive and therefore have not been considered in the diluted EPS calculation in fiscal 2000.

  Discontinued Operations

     Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of the Company reflect the disposal of OZM as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been excluded from the respective captions in the

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows, and have been reported through its date of disposition as "Loss from discontinued operations." The net assets of OZM of $1.0 million are included in prepaid expenses and other current assets.

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

  Fiscal Year

     Effective January 1, 1998, the Company changed its fiscal year end from December 31 to March 31. Accordingly, the fiscal year ended March 31, 1998 represents three months of operations (See Note 23)

NOTE 2 -- PURCHASE OF MAJORITY INTEREST BY INFOGRAMES SA

     As of December 31, 1999, Infogrames SA and subsidiaries purchased approximately 60 percent of the voting stock of the Company through the following transactions:

     - On November 15, 1999, Infogrames SA purchased from the Company a $25 million principal amount Short-Term Senior Secured Note ("Short-Term Note"). In connection with this transaction, the Company issued to Infogrames SA warrants to purchase 10,000 shares of common stock at an exercise price of $.05 per share.

     - On December 16, 1999, the Company consummated a the following of transactions with Infogrames SA and certain partnerships affiliated with General Atlantic Partners, LLC ("GAP"). Infogrames SA, the founding Cayre family, and GAP entered into further transactions as well.

     - Infogrames SA purchased 6,711,706 shares of common stock from the founding Cayre family for $25.0 million and also purchased from the Cayre family $10 million of subordinated notes ("Cayre Notes") of the Company.

     - Infogrames SA purchased 5,714,286 shares of Common Stock from the Company for $50 million ($8.75 per share) and $60.6 million principal amount of a new 5% subordinated convertible note of the Company in exchange for $25 million in cash, the Cayre Notes, the Short-Term Note and $0.6 million accrued interest. The new 5% subordinated convertible note is convertible into common stock at $9.25 per share.

     - The Company issued to GAP $50 million principal amount of non-interest bearing subordinated convertible notes in exchange for 600,000 shares of Series A Preferred Stock and $20 million of subordinated notes of the Company, and accrued interest thereon, held by GAP. These notes are convertible into common stock at $20.00 per share.

     - Infogrames SA acquired from GAP warrants to purchase 900,000 shares of common stock at of the Company an exercise price of $.05 per share, for nominal consideration.

As a result of these transactions, as of December 31, 1999, Infogrames SA owns approximately 12 million shares of the Company's common stock.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

     The Company has relied on support from its parent, Infogrames SA, in the recent past. The Company believes that it is Infogrames SA's present intention to continue such support as Infogrames SA deems necessary to fund operations and cash flows for the next twelve months.

NOTE 3 -- ACQUISITIONS

     In January 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop Direct Limited, for approximately $0.4 million in cash. This transaction was accounted for as a purchase.

     In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which $5.4 million was cash and the balance of the purchase price was the issuance of .1 million newly issued shares of the Company's common stock and the assumption of approximately .1 million stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility and was, therefore, expensed. Accordingly, $11,008 of acquisition cost was expensed in the fourth quarter of 1997. In connection with the acquisition of SingleTrac on October 15, 1997, the Company issued approximately 146 shares of its common stock and assumed approximately 61 stock options.

     In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately .5 million newly issued shares of the Company's common stock and approximately .1 million stock options to purchase the Company's common stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. OZM was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, $.5 million of which is recognized in the current fiscal year. In connection with the acquisition of OZM on November 4, 1998, the Company issued approximately 458 shares of its common stock and assumed approximately 117 stock options.

     In December 1998, the Company acquired Reflections Interactive Limited ("Reflections"), a developer of interactive entertainment software for computer games, in exchange for approximately .46 million newly issued shares of the Company's common stock. Total consideration, including acquisition costs, was approximately $13.5 million. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process R&D and goodwill. Accordingly, $5.0 million of acquisition cost was expensed in the quarter ended December 31, 1998. Additionally, the Company acquired Prism Leisure Tontragervertriebs GmbH ("Prism"), a distributor of value-priced software based in Germany, for nominal consideration. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired and goodwill. In connection with the acquisition of Reflections on December 23, 1998, the Company issued approximately 457 shares of its common stock.

     In December 1998, the Company formed GT Interactive European Holdings B.V., a European holding company, which acquired all of the outstanding capital stock of Home Software Benelux B.V. ("Homesoft"), a distributor of entertainment software, for approximately $1.0 million in cash. The acquisition was accounted for as a purchase.

     In December 1998, the Company purchased the assets of Legend Entertainment Company ("Legend"), a developer of entertainment software. Total consideration, including acquisition costs, was approximately $2.0

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

million. The purchase price was allocated to goodwill. In connection with the asset purchase of Legend on December 22, 1998, the Company issued approximately 9 shares of its common stock. These shares are restricted from being sold until no later than December 22, 2002.

NOTE 4 -- RECEIVABLES, NET

     Receivables consist of the following:

                                                                   MARCH 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Trade accounts receivable...................................  $179,823    $109,146
Royalties receivable........................................        17         178
                                                              --------    --------
                                                               179,840     109,324
Less:  Allowance for doubtful accounts......................    10,713      23,337
       Sales return reserve.................................    59,108      48,986
                                                              --------    --------
                                                              $110,019    $ 37,001
                                                              ========    ========

NOTE 5 -- INVENTORIES, NET

     Inventories consist of the following:

                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------    -------
Finished goods..............................................  $146,312    $77,677
Return inventory............................................    26,319      7,351
Raw materials...............................................     4,194      1,238
                                                              --------    -------
                                                               176,825     86,266
Less:  Obsolescence Reserve.................................    18,617     48,087
                                                              --------    -------
                                                              $158,208    $38,179
                                                              ========    =======

     Included in the obsolescence reserve at March 31, 2000 is an aggregate charge of approximately $56.0 million recorded in the current year relating to management's decision to focus on certain product lines and exit others. This charge is recorded in cost of sales and is part of the restructuring and reorganization of the Company. See Note 21 for additional information relating to the restructuring of the Company's operations.

NOTE 6 -- INVESTMENTS

     In 1995, the Company invested $62,500 in Zomax Incorporated ("Zomax"), an outsource provider of process management services to software publishers, computer manufacturers and other producers of multimedia products. As of March 31, 2000 the Company held approximately 31,000 shares of Zomax at a market price of $60.25 per share.

     In 1996, the Company purchased for approximately $2,676 in cash a 9.9% investment in, and entered into a multi-titled publishing agreement with Mirage, a U.K. developer of entertainment software. Since the total of the expected future cash flows is less than the carrying amount of the investment, the Company recognized a loss of $2,676 on its investment during fiscal 1999.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

     In 1996, the Company invested approximately $7,122 in convertible preferred stock of OddWorld Entertainment, Inc., a developer of entertainment software, which is convertible into 50% of the common equity.

     In 1997, the Company purchased for $225 in cash a 9.9% investment in GameWizards, Inc., a developer of electronic and print-based strategy guides on behalf of developers and publishers of software products.

NOTE 7 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following:

                                                                  MARCH 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Computer equipment..........................................  $17,172    $17,527
Machinery and equipment.....................................    6,622      4,952
Capitalized computer software...............................   17,918     20,139
Furniture and fixtures......................................    7,059      5,513
Leasehold improvements......................................    7,733      4,041
                                                              -------    -------
                                                               56,504     52,172
Less:  accumulated depreciation.............................   19,696     26,411
                                                              -------    -------
                                                              $36,808    $25,761
                                                              =======    =======

     Depreciation expense for the year ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000 amounted to approximately $6,139, $1,929, $11,256 and $12,952 respectively.

NOTE 8 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                  MARCH 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Restructuring reserve.......................................    8,992     10,209
Accrued Advertising.........................................    2,414      1,389
Accrued Professional Fees...................................    1,251        983
Accrued Salary and Related Costs............................    4,602      5,007
Litigation Reserve..........................................       --      2,400
Accrued Freight and Distributions...........................    5,890      2,611
Other.......................................................   12,356     14,524
                                                              -------    -------
                                                              $35,505    $37,123
                                                              =======    =======

     See Note 21 for information on the details of the restructuring charge recorded by the Company.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 9 -- INCOME TAXES

     The components of the (benefit from) provision for income taxes are as follows:

                                                      THREE MONTHS        YEARS ENDED
                                       YEAR ENDED        ENDED             MARCH 31,
                                      DECEMBER 31,     MARCH 31,      --------------------
                                          1997            1998          1999        2000
                                      ------------    ------------    --------    --------
Federal:
  Current...........................    $(10,308)        $(407)       $     --    $ (6,612)
  Deferred..........................      (1,265)          836         (23,563)     38,499
                                        --------         -----        --------    --------
                                         (11,573)          429         (23,563)     31,887
                                        --------         -----        --------    --------
State and local:
  Current...........................         185            36              --          --
  Deferred..........................      (1,726)           33          (4,202)      4,424
                                        --------         -----        --------    --------
                                          (1,541)           69          (4,202)      4,424
                                        --------         -----        --------    --------
Foreign:
  Current...........................       3,957          (194)          1,186          33
  Deferred..........................          --            --          (3,049)      4,538
                                        --------         -----        --------    --------
                                           3,957          (194)         (1,863)      4,571
                                        --------         -----        --------    --------
Provision for (benefit from) income
  taxes.............................    $ (9,157)        $ 304        $(29,628)   $(40,882)
                                        ========         =====        ========    ========

The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported provision for (benefit from) income taxes is as follows:

                                                      THREE MONTHS         YEAR ENDED
                                      YEARS ENDED        ENDED             MARCH 31,
                                      DECEMBER 31,     MARCH 31,      --------------------
                                          1997            1998          1999        2000
                                      ------------    ------------    --------    --------
(Benefit from) provision for income
  taxes computed at Federal
  statutory rate....................    $(11,963)         $232        $(28,499)   $(98,438)
Increase (decrease) in (benefit
  from) provision for income taxes
  resulting from:
State and local taxes, net of
  Federal tax benefit...............      (1,541)           36          (3,324)    (10,969)
Foreign taxes in excess of Federal
  statutory rate....................           9          (175)           (512)     17,598
Purchased research and
  development.......................       4,293            --              --          --
Other, net..........................          45           211           2,707      (1,900)
Increase to deferred tax asset
  valuation allowance...............          --            --              --     134,591
                                        --------          ----        --------    --------
Provision for (benefit from) income
  taxes.............................    $ (9,157)         $304        $ 29,628    $ 40,882
                                        ========          ====        ========    ========
Effective income tax rate...........          27%           46%             36%         15%
                                        ========          ====        ========    ========

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

                                                                   YEAR ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               1999        2000
                                                              -------    ---------
DEFERRED TAX ASSETS:
Inventory valuation.........................................  $ 7,825    $  20,454
Deferred income.............................................      118           77
Sales return reserve........................................     (302)       1,702
Tax loss carryforwards......................................   26,729       92,781
Restructuring reserve.......................................    5,822        4,814
Other.......................................................    7,928       12,820
                                                              -------    ---------
                                                               48,120      132,648
                                                              -------    ---------
DEFERRED TAX LIABILITIES:
Depreciation................................................      686        1,943
                                                              -------    ---------
Net deferred tax asset......................................      686        1,943
                                                              -------    ---------
                                                               48,806      134,591
Less valuation allowance....................................       --     (134,591)
                                                              -------    ---------
Net deferred tax asset......................................  $48,806    $       0
                                                              =======    =========

     As of March 31, 2000, the Company has combined net operating loss carryforwards of $238,503 for tax purposes. These loss carryforwards are available to offset future taxable income and will expire beginning in the years 2011 through 2019. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses.

     The valuation allowance increased by $134,591 in fiscal 2000, consisting of a valuation allowance of $48,806 for the beginning deferred tax asset balance and a valuation allowance of $85,785 for the net change in the deferred tax asset during the year. Such valuation allowance was necessary due to the current year operating results and the terminated plans to sell certain of the Company's businesses which would have resulted in the utilization of the deferred tax asset. A full valuation allowance has been recorder against the net deferred tax asset because it is more likely than not that such asset will not be realized in the foreseeable future.

     The Company has not recognized a deferred tax liability of approximately $2.0 million for the undistributed earnings of its 100 percent-owned foreign subsidiaries that arose in fiscal 2000 and prior years as the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. As of March 31, 2000, the undistributed earnings of these subsidiaries were approximately $4.9 million.

NOTE 10 -- STOCKHOLDERS' EQUITY

     On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Charter Amendment"), which increases the total number of shares of authorized capital stock of the Company from 155 million shares to 305,000 shares. The

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

Charter Amendment became effective on February 14, 2000. There is currently authorized 300,000 shares of the Company's common stock and 5,000 shares of the Company's Series A Convertible Preferred Stock. Refer to Note 2 for stockholders' equity transactions relating to the purchase by Infogrames SA of a majority interest in the Company.

     As of March 31, 2000 and 1999, the Company had warrants outstanding to purchase an aggregate of approximately 1.2 million shares of Common Stock to content-providers at exercise prices (ranging from $6.50 to $14.00) not less than the fair market value at the date of issue. Refer to Note 2 for stockholders' equity transactions relating to the purchase by Infogrames SA of a majority interest in the Company.

NOTE 11 -- STOCK OPTIONS

     The Company has two stock option plans which began in 1995 and in 1997, (the "Plans"). The Company accounts for these Plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

     Generally, under the Plans, options are granted to employees to purchase shares of the Company's common stock at no less than the fair market value at the date of the grant, vest over a period of four or five years and are exercisable for a period of ten years from the grant date.

     A summary of the status of the Company's Plans at December 31, 1997, March 31, 1998, 1999 and 2000 and changes during the year ended December 31, 1997, the three months ended March 31, 1998 and the fiscal years ended March 31, 1999 and 2000 are as follows:

                                                            DECEMBER 31, 1997
                                                ------------------------------------------
                                                           PRICE PER      WEIGHTED AVERAGE
                                                SHARES       SHARE         EXERCISE PRICE
                                                ------    ------------    ----------------
Outstanding at beginning of year..............  1,152     $0.20-117.50         $53.95
Granted.......................................    881       1.80-70.00          43.15
Exercised.....................................    (54)      0.20-46.90          14.45
Forfeited.....................................   (268)     1.75-117.50          76.80
Expired.......................................    (54)     39.70-88.75          56.30
                                                -----     ------------         ------
Outstanding at end of year....................  1,657     $ 0.20-72.50         $45.65
                                                =====     ============         ======

                                                              MARCH 31, 1998
                                                ------------------------------------------
                                                           PRICE PER      WEIGHTED AVERAGE
                                                SHARES       SHARE         EXERCISE PRICE
                                                ------    ------------    ----------------
Outstanding at beginning of fiscal year.......  1,657     $ 0.20-72.50         $45.65
Granted.......................................    309      31.55-39.70          34.15
Exercised.....................................     (7)      0.90-10.40           5.50
Forfeited.....................................      0        0.01-0.00           0.00
Expired.......................................     (1)      1.75-70.00          35.00
                                                -----     ------------         ------
Outstanding at end of fiscal year.............  1,958     $ 0.20-72.50         $43.95
                                                =====     ============         ======

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31, 1999
                                                ------------------------------------------
                                                           PRICE PER      WEIGHTED AVERAGE
                                                SHARES       SHARE         EXERCISE PRICE
                                                ------    ------------    ----------------
Outstanding at beginning of fiscal year.......  1,958     $ 0.20-72.50         $43.95
Granted.......................................  1,139      0.01-100.00          32.85
Exercised.....................................    (40)      0.01-39.70           7.40
Forfeited.....................................    (99)      0.90-70.00          46.20
Expired.......................................    (47)      1.75-70.00          46.05
                                                -----     ------------         ------
Outstanding at end of fiscal year.............  2,911     $0.01-100.00         $40.10
                                                =====     ============         ======

                                                            MARCH 31, 2000
                                              -------------------------------------------
                                                          PRICE PER      WEIGHTED AVERAGE
                                              SHARES        SHARE         EXERCISE PRICE
                                              ------    -------------    ----------------
Outstanding at beginning of year............   2,911    $ 0.01-100.00         $40.10
Granted.....................................     415      9.40- 19.70          14.75
Exercised...................................     (61)     0.01- 10.40           2.35
Forfeited...................................  (1,048)     1.75-100.00          33.25
Expired.....................................    (321)     0.90-100.00          52.95
                                              ------    -------------         ------
Outstanding at end of year..................   1,895    $ 0.01- 72.50         $37.60
                                              ======    =============         ======

     As of March 31, 2000, there were 1,895 options outstanding at prices ranging from $0.01 to $72.50, of which 1,402 options were exercisable at prices ranging from $0.22 to $72.50.

     If compensation cost for these plans were determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) before dividends on preferred stock and earnings per share would have been reduced to the following pro forma amounts:

                                                    THREE MONTHS          YEARS ENDED
                                    YEAR ENDED         ENDED               MARCH 31,
                                   DECEMBER 31,      MARCH 31,       ---------------------
                                       1997             1998           1999        2000
                                   ------------    --------------    --------    ---------
Net (loss) income before
  dividends on preferred stock
  As reported....................    $(25,023)         $ 358         $(70,838)   $(320,722)
  Pro forma......................     (32,141)           217          (77,566)    (320,937)
Basic net (loss) income per share
  As reported....................    $  (1.87)         $0.03         $  (5.08)   $  (19.50)
  Pro forma......................    $  (2.40)         $0.02         $  (5.57)   $  (19.51)
Diluted net (loss) income per
  share
  As reported....................    $  (1.87)         $0.03         $  (5.08)   $  (19.50)
  Pro forma......................    $  (2.40)         $0.02         $  (5.59)   $  (19.51)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000: no dividends will be paid for the entire term of the option, expected volatility of 67.5% for 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, and 81.0% for the year ended March 31, 2000, risk-free interest rates averaging 6.22% for 1997, 5.45% for the three months ended March 31, 1998,

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

4.74% for the year ended March 31, 1999 and 5.82% for the year ended March 31, 2000 and expected lives of four years in 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000. The weighted average fair value of options granted was $9.30 in 2000, $14.30 in 1999, $19.15 in 1998 and $19.45 in 1997.

NOTE 12 -- RELATED PARTY TRANSACTIONS

  Purchase of majority interest by Infogrames SA

     On November 15, 1999, Infogrames SA and/or its subsidiaries purchased from the Company the Short-Term Note. In connection with this transaction, the Company issued to Infogrames SA warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $0.01 per share.

     On December 16, 1999, the Company consummated a number of transactions with Infogrames SA and certain members of the founding Cayre family.

     Infogrames purchased 33,558,531 shares of common stock from the founding Cayre family for $25.0 million in cash and also purchased from the Cayre family $10.0 million of subordinated notes (the "Cayre Notes") of the Company.

     Infogrames SA purchased 28,571,429 shares of common stock from the Company for $50 million in cash ($1.75 per share) and $60.6 million principal amount of a new 5% subordinated convertible note of the Company (the "5% Note") in exchange for $25 million in cash, the Cayre Notes, the Short-Term Notes and $0.6 million accrued interest. Interest of $0.9 million accrued on the 5% Note through March 31, 2000. The 5% Note is convertible into common stock at $1.85 per share.

     As a result of these transactions, as of December 31, 1999, Infogrames SA owned approximately 62.1 million shares of the Company's common stock, or 60% of the voting securities of the Company. Pursuant to the Securities Purchase Agreement dated November 15, 1999 between the Company and Infogrames SA, the Company was required to pay not more than $2.0 million of Infogrames SA's attorney's and accountant's fees. As of March 31, 2000, $0.6 million remained payable to Infogrames SA for these fees.

     In connection with the assumption by Infogrames SA of the Company's credit agreement as of February 15, 2000, the Company issued to Infogrames SA warrants to purchase 225,000 shares of common stock at an exercise price of $0.01 per share.

  Purchases of product from Infogrames SA

     During the fiscal year ended March 31, 2000, the Company purchased $1.2 million of product from Infogrames SA, of which $1.1 million remains outstanding, representing approximately 1% of total products purchased by the Company for such period.

     The following transactions occurred between the Company and the former directors through their date of resignation, and accordingly, the information presented is from April 1, 1999 through December 16, 1999, the date that Infogrames SA purchased a majority interest in the Company.

  Leases

     In May 1995, G.T. Interactive Software (Europe) Limited, the Company's European subsidiary, entered into a lease with respect to its then principal executive offices with Marylebone 248 Realty LLC ("Marylebone 248"), an entity controlled by Joseph J. Cayre, former Chairman Emeritus of the Board of Directors and Jack J. Cayre, former Executive Vice president and a director of the Company. This lease was

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

terminated in August 1999. From April 1, 1999 through August 15, 1999, the Company paid approximately $119,000 in rent to Marylebone 248.

  Transactions with GoodTimes Home Video Corp. ("GTHV")

     GTHV, a majority of whose stock was formerly owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre, performed certain assembly and packaging services for the Company. The Company enters into arms length manufacturing transactions with GTHV on an as needed basis. The total amount charged to operations for manufacturing services for the years ended December 31, 1996 and 1997 amounted to $7,516 and $2,498, respectively. The Company made cash payments totaling $330 and $1,148 to GTHV during the three months ended March 31, 1998 and the year ended March 31, 1999, respectively. During 1996, the Company sold approximately $3,488 of software to GTHV at fair market value. GTHV also performed certain assembly and packaging services for the Company. From April 1, 1999 through December 16, 1999, the Company paid approximately $260,000 in fees for such services. Additionally, as of March 31, 2000, the Company had liabilities to GTHV of approximately $2.1 million, which are expected to be extinguished in fiscal 2001.

  REPS Agreement

     In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. REPS provides such services to the Company as well as to third parties not affiliated with the Cayre family. The Company had an agreement with REPS pursuant to which REPS supplied such services through May 1, 2000. The Company is currently operating on a month to month basis under the terms of the expired agreement. The total amount charged to operations for these services amounted to approximately $3,025, $4,817, $1,434 and $4,089 for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999. Prior to entering into the REPS agreement with GTHV, from April 1, 1999 through December 16, 1999, the Company paid approximately $2,686,000 in fees to REPS.

  Travel Services

     The Company occasionally hired Excel Aire Service, Inc. ("Excel") to provide business travel services for its officers and employees. Excel leases its planes from JT Aviation Corp. ("JTAC"), a company owned by Joseph J. Cayre. Excel is not owned in whole or in part by any member of the Cayre family. Excel provided air travel to the Company at an hourly rate and on an as needed as available basis. During the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, the Company's aggregate air travel fees paid to JTAC were approximately $445, $370, $40 and $217, respectively. During the year ended March 31, 1999, the Company paid approximately $311 to Excel. From April 1, 1999 through December 16, 1999, the Company paid approximately $69,000 to Excel.

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

  ClientLogic Corporation

     Transactions with ClientLogic Corporation ("ClientLogic"). The Company has entered into agreements with ClientLogic (formerly doing business as SOFTBANK Services Group) pursuant to which ClientLogic (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a per service basis. Both

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. During the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, the Company had charged to operations approximately $164, $230, $41 and $251, respectively, in fees to ClientLogic. Jordan A. Levy, a former director of the Company, is Vice-Chairman of ClientLogic.

  RCS Computer Experience

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

  Transactions between Infogrames UK Limited and GT Interactive Software Europe (Limited)

     GT Interactive Software Europe (Limited) ("GT UK") entered into a number of transactions with Infogrames UK Limited ("Infogrames UK") relating to the consolidation of its operations with Infogrames UK. Fixed assets having a net book value of $722,000 were transferred to Infogrames UK for $626,000. The resulting loss is included in restructuring charges. Inventory having a cost of $270,000 was transferred at original cost. Infogrames UK agreed to assume the ongoing costs of running GT UK's office from March 1, 2000 including the salary costs of a number of employees who transferred to Infogrames UK. Such salary charges totaled $265,000 and such charges that relate to ongoing operations other than salaries totaled $94,000 for the month of March 2000. The lease on the UK office was formally assigned to Infogrames UK in June 2000, although the rent for this office has been borne by Infogrames UK from March 1, 2000. $38,000 of such rent was re-charged to Infogrames UK for the month of March 2000. A deferred rent liability of $203,000 arising from an initial rent free period on the office was transferred to Infogrames UK.

  Loans

     Gregor Loan. On August 31, 1996, the Company extended a loan to Andrew Gregor, a former Chief Financial Officer of the Company, in the principal amount of $250. The loan, including interest, amounted to $290 and was forgiven as part of Mr. Gregor's severance package and charged to restructuring charges in the fourth quarter of fiscal 1999. See Note 21 for information concerning other restructuring charges.

     FormGen Loans. The Company has extended loans to the former stockholders of FormGen in the aggregate amount of $1,098. $181 of such loans have been repaid as of March 31, 2000.

     SingleTrac Loans. The Company has extended non-interest bearing loans to three former employees of the Company who were former stockholders of SingleTrac. The principal amount of each such loan is $100,000. Such loans become due and payable at the earliest of the sale of their stock of the Company, in November 1999 or six months following termination of the borrowers' respective employment with the Company. Each of the borrowers has pledged 20,000 shares of the Company's common stock, as collateral security for the loans. One loan was forgiven on July 9, 1999 pursuant to an amended employment agreement,

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

which provided for the loan forgiveness pursuant to termination of employment. $20,000 of another loan has been partially earned by the former employee, and the $80,000 balance repaid to the Company in May 2000. The Company intends to pursue collection of the third loan, which is still outstanding.

     Humongous Loan. The Company extended a demand promissory note to the former President of Humongous, a wholly-owned subsidiary. The note bears interest at a rate of 8.75% per annum and is secured by a residential first mortgage and security interest in all shares of common stock of the Company owned beneficially by such individual. The balance outstanding, including interest, at March 31, 2000 is approximately $2.5 million. The Company is currently negotiating a repayment schedule for this outstanding loan.

     OZM Loan. The Company extended a loan to an employee of OZM in the principal amount of $150. Such loan bears interest at 7 1/2% per annum and is due in three equal annual installments commencing December 7, 1998.

NOTE 13 -- LEASES

     The Company accounts for its leases as operating leases, with expiration dates ranging from 2000 through 2012. Future minimum annual rental payments under the leases are as follows for the fiscal years then ended:

2001...............................................  $ 6,054
2002...............................................    4,970
2003...............................................    4,408
2004...............................................    3,967
2005...............................................    3,522
Thereafter.........................................    7,326
                                                     -------
                                                     $30,247
                                                     =======

     Total rent expense charged to operations for the years ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000 amounted to approximately $4,894, $1,233, $7,344 and $9,065, respectively.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

     On January 21, 1997, the Company entered into a revolving credit agreement (as amended, the "Old Credit Agreement") with certain banks expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

     Simultaneously, on September 11, 1998, the Company entered with First Union National Bank, as agent for a syndicate of banks (the "Banks"), into a new revolving credit agreement (the "Credit Agreement") as subsequently amended, expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 750,000 shares of the Company's Common Stock. Of these, warrants to purchase 275,000 shares of Common Stock were immediately exercisable, warrants to purchase 250,000 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 225,000 shares of Common Stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

     As of February 15, 2000, Infogrames SA entered into an agreement with the Banks, pursuant to which Infogrames SA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by Infogrames SA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125 and paid to Infogrames SA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and (v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, the Bank Warrants were surrendered and cancelled and warrants to purchase 225,000 shares of Common Stock, at an exercise price of $0.01 per share, were issued to Infogrames SA.

     At March 31, 2000, the Company had outstanding borrowings under the Credit Agreement of approximately $71.7 million, and letters of credit amounting to approximately $1.6 million.

     Long term debt consists of the following:

5% subordinated convertible note............................  $61,462
GAP 0% subordinated convertible notes.......................   36,367
                                                              -------
                                                              $97,828
                                                              =======

     The above indebtedness matures in full on December 16, 2004.

     Refer to Note 2 for additional obligations of the Company incurred concurrent with the Infogrames transaction.

NOTE 15 -- LEGAL PROCEEDINGS

     On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in Supreme Court, New York County, claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment.

     By order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment on its claim for $1.9 million allegedly due on the two delivered games and judgment was entered on March 14, 2000 in the amount of $2,411,114 (reflecting pre-judgment interest on the claim). The Company posted a bond in the amount of the judgment and immediately appealed from this order and judgment to the Appellate Division, First Department. On June 8, 2000, the Appellate Division, First Department affirmed the order and judgment entered by the Supreme Court. The Company has moved for leave to appeal to the Court of Appeals. As of March 31, 2000 the Company accrued approximately $2.4 million related to this judgement.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

     In its order of March 3, 2000, the Court denied Scavenger's motion for partial summary judgment seeking $2.4 million on the two games never delivered. In addition, the Court denied Scavenger's motion for leave to amend the complaint to add claims for fraud and seeking damages of $100 million.

     The Company moved for partial summary judgment seeking dismissal of the claim for consequential damages ($75-125 million) and additional royalties ($5 million). By order entered June 21, 2000, the Court denied the Company's motion and granted Scavenger leave to conduct an audit of royalties allegedly due to Scavenger.

     In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997. The plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. Motions were made by certain groups of plaintiffs for their appointment as lead plaintiffs in the actions. On October 7, 1998, the Court appointed lead plaintiffs and lead counsel to the plaintiffs in the actions. The plaintiffs' consolidated and amended complaint was filed and served in early January 1999. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 under the Exchange Act against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999 the Court granted the motion to dismiss. Plaintiffs have appealed from the dismissal of the action, and oral argument on the appeal was held on June 8, 2000. The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions.

     On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie "The Basketball Diaries", and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other videogame corporations, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other videogame corporations have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action, and this motion is currently being briefed.

     On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. The complaint asserts five claims of breach and intentional interference, which seek $100,000 for the nonpayment and rejection of milestone nine, $400,000 for the balance of payments under the contract, $775,000 for alleged lost bundling opportunities, $775,000 for alleged intentional interference with bundling arrangements and

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

$500,000 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400,000 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less than the $800,000 in milestone payments advanced for the development of "Rebel Moon Revolution." Fenris has moved for summary judgment on its first cause of action ($100,000), and the Company has moved for summary judgment dismissing the bundling claim. The Company intends to vigorously defend this action and pursue its counterclaim.

     On February 7, 2000, Hasbro Interactive Inc., its subsidiary Atari Interactive, Inc. and Zao Elorg d/b/a Elorg Corporation filed a lawsuit against the Company and five other companies in Massachusetts federal court. The complaint asserts claims against the Company for copyright infringement and unfair competition based on the sale of the computer videogames entitled "HemiRoids," "Patriot Command," "Bricklayer," "3D TetriMadness," "3D Munch Man," "3D Munch Man II" and "Mac-Man," as well as claims for trademark infringement and dilution for use of the name "3D TetriMadness." The complaint seeks injunctive relief, actual profits, statutory damages, attorneys' fees and costs pursuant to federal copyright and trademark laws, as well as common law damages. By settlement agreement dated March 29, 2000, the Company settled this action and agreed to stop manufacturing and/or distributing the allegedly infringing games.

     Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.

NOTE 16 -- EMPLOYEE SAVINGS PLAN

     The Company maintains an Employee Savings Plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is available to all U.S. employees who meet the eligibility requirements. Under the plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to the lesser of 15% of compensation or $10 for calendar year 1999), with matching of 50% of the employee's contribution up to 6 percent provided by the Company. Generally, the plan assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All plan administrative fees are paid by the Company. Generally, the Company does not provide its employees any other post retirement or post employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $467, $187, $739 and $530 for the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999 and 2000, respectively.

NOTE 17 -- ROYALTY ADVANCES

     The Company has committed to pay advance royalty payments under certain royalty agreements. These obligations are not guaranteed and are dependent, in part, on the delivery of the contracted services by the licensor. Future advance royalty payments due under these royalty agreements are as follows for the fiscal years then ended:

2001...............................................  $14,286
2002...............................................      850
2003...............................................      100
Thereafter.........................................       --
                                                     -------
                                                     $15,236
                                                     =======

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 18 -- CONCENTRATION OF CREDIT RISK

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

     The Company had sales constituting 46%, 47%, 40% and 35% of net revenue to two customers in the years ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000, respectively. Sales to one customer constituted 38%, 39%, 30% and 24% of net revenue during the year ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000, respectively, while sales to a second customer constituted 8%, 8%, 10%, and 11% of the net revenue for the same periods, respectively.

     Accounts receivable due from three significant customers aggregated 48% and 43% of accounts receivable at March 31, 1999 and 2000, respectively.

NOTE 19 -- OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

     The Company has two reportable segments: publishing and distribution. Publishing is comprised of frontline, leisure and children's publishing. Distribution constitutes the sale of the Company's and other publishers' titles to various mass merchants and other retailers.

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

     The following unaudited summary represents the consolidated net revenues and operating income (loss) by reportable segment for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999:

                                                 PUBLISHING    DISTRIBUTION    CORPORATE     TOTAL
                                                 ----------    ------------    ---------    --------
1997:
  Net revenues.................................   265,700        264,977             --      530,677
  Operating income (loss)......................    55,629         50,295        (48,455)      57,469
Three months ended March 31, 1998:
  Net revenues.................................    48,700         57,067             --      105,767
  Operating income (loss)......................     7,884          9,151        (14,348)       2,687
Year ended March 31, 1999:
  Net revenues.................................   299,400        272,942             --      572,342
  Operating income (loss)......................    24,447         30,520       (103,569)     (48,602)
Year ended March 31, 2000:
  Net revenues.................................   252,301        123,268             --      375,569
  Operating income (loss)......................    19,156         11,526       (250,915)    (222,233)

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

     The following represents the reconciliation of operating income (loss) as reported for reportable segments to consolidated totals for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and the year ended March 31, 1999:

                                                   THREE MONTHS           YEAR ENDED
                                  YEARS ENDED          ENDED               MARCH 31,
                                  DECEMBER 31,       MARCH 31,       ---------------------
                                      1997             1998            1999        2000
                                  ------------    ---------------    --------    ---------
Operating income (loss) as
  reported for reportable
  segments......................    $ 57,469          $2,687         $(48,602)   $(222,233)
Amortization of goodwill........      (1,295)           (636)          (3,349)      (3,110)
Restructuring and other
  charges.......................     (88,279)              0          (24,159)     (37,948)
                                    --------          ------         --------    ---------
Operating (loss) income.........    $(32,105)         $2,051         $(76,110)   $(263,291)
                                    ========          ======         ========    =========

     Information about the Company's operations in the U.S. and other geographic locations for the years ended December 31, 1996 and 1997, the three months ended March 31, 1998 and year ended March 31, 1999 are presented below.

                                                                           OTHER
                                                  UNITED      UNITED     GEOGRAPHIC
                                                  STATES     KINGDOM     LOCATIONS      TOTAL
                                                 --------    --------    ----------    --------
1997:
  Net revenues.................................  $423,197    $ 94,322     $ 13,158     $530,677
  Operating (loss) income......................   (44,332)     10,204        2,023      (32,105)
  Capital expenditures.........................     2,257      15,889          123       18,269
  Total assets.................................    55,453     349,019       11,516      415,988
Three months ended March 31, 1998:
  Net revenues.................................  $ 87,538    $ 14,132     $  4,097     $105,767
  Operating income.............................     1,270        (295)       1,076        2,051
  Capital expenditures.........................       144       7,462           35        7,641
  Total assets.................................   281,422      39,904       11,411      332,737
Year ended March 31, 1999:
  Net revenues.................................  $469,670    $ 76,132     $ 26,540     $572,342
  Operating loss...............................   (68,947)    (13,666)       6,503      (76,110)
  Capital expenditures.........................     2,196      20,121          290       22,607
  Total assets.................................   374,084      49,296       15,531      438,911
Year ended March 31, 2000:
  Net revenues.................................  $287,173    $ 70,748     $ 17,648     $375,569
  Operating loss...............................  (222,121)    (37,793)      (3,376)    (263,291)
  Capital expenditures.........................       937       6,115        1,812        8,864
  Total assets.................................   138,783      10,749        9,675      159,207

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 20 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  THREE MONTHS     YEARS ENDED
                                                    YEAR ENDED       ENDED          MARCH 31,
                                                   DECEMBER 31,    MARCH 31,     ----------------
                                                       1997           1998        1999      2000
                                                   ------------   ------------   -------   ------
Issuance of common stock in connection with the
  acquisition of SingleTrac......................     $7,169         $   --      $    --   $   --
Issuance of stock options in connection with the
  acquisition of SingleTrac......................         --          3,007           --       --
Issuance of common stock in connection with the
  acquisition of OZM.............................         --             --       15,473       --
Issuance of stock options in connection with the
  acquisition of OZM.............................         --             --        1,347       --
Issuance of common stock in connection with the
  acquisition of Reflections.....................         --             --       12,279       --
Issuance of common stock in connection with the
  acquisition of Legend..........................         --             --          255       --
Issuance of stock options in connection with the
  acquisition of Legend..........................         --             --            9       --
Accrual for purchase price adjustment for One
  Stop...........................................         --          3,095           --       --
Warrants issued in connection with New Credit
  Agreement......................................         --             --           --    3,188
Warrants issued to GAP and acquired by Infogrames
  SA.............................................         --             --           --    8,835
Warrants issued in connection with Short-Term
  Note...........................................         --             --           --      150
Discount on GAP 0% Subordinated Convertible
  Note...........................................                                          14,351
Deferred financing costs in connection with
  Long-Term debt.................................                                           2,776
Common stock issued in lieu of partial royalty
  payment........................................         --             --           --    4,208
Cash paid for income taxes.......................     10,243              2       11,118    2,713
Cash paid for interest...........................      1,802            727        5,826    7,536

NOTE 21 -- RESTRUCTURING AND OTHER CHARGES

     During December 1999, the Company's management approved and adopted a formal plan (the "Restructuring Plan") relating to a reorganization of the Company's Frontline publishing business, the shutdown of a substantial portion of European publishing operations and outsourcing and downsizing of the Company's distribution and assembly function. As a result of the implementation of the Restructuring Plan, the Company has incurred restructuring and other charges of approximately $37.9 million in fiscal 2000, mostly recorded in the three months ended December 31, 1999. As a result of the implementation of the Restructuring Plan, the Company has incurred approximately $17.6 million relating to the write-off of goodwill due to the consolidation of the value distribution division with the Company's publishing division, $12.1 million relates the shutdown of European operations, including the write-off of all goodwill other than the Reflections studio, $6.1 million relates to impaired assets and $2.1 million relates to the planned severance of certain employees. The liability at March 31, 1999 relates to the planned severance of 135 employees. As of March 31, 2000, the Company terminated 88 employees from the administration and finance, manufacturing and distribution and product development departments. Management expects to complete the Company reorganization by June 30, 2000. The restructuring reserve at March 31, 2000 represents severance due of

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

$7,933 related to severance to be paid to 221 employees, transition rent of $384, and anticipated expenses to shut down European operations of $1,892.

     Total restructuring charges of $17,479 in fiscal 1999 includes $7,041 of asset impairment charges, $635 of additional rent for the transition period, and $9,803 of severance for 135 employees, including executive officers, to be paid out over periods not to exceed fifteen months. The restructuring reserve as of March 31, 1999 of $8,992 represented severance due of $8,357 and transition rent due of $635. In connection with the reorganization of the Company's Frontline business, the Company wrote off approximately $3,278 of Singletrac's goodwill. The remaining balance of $600 related to future use of Singletrac's label. The majority of the remaining asset impairment charges of $3,763 related to the write-off of assets located at the Company's distribution center.

     The following table sets forth adjustments to the restructuring reserve:

                                          ADDITIONAL
                          BALANCE,       RESTRUCTURING                                 BALANCE,
                         MARCH 31,         AND OTHER                      CASH        MARCH 31,
                            1999            CHARGES       WRITE-OFFS    PAYMENTS         2000
                       --------------    -------------    ----------    --------    --------------
Severance............      $8,357           $ 4,720        $     --     $(5,144)       $ 7,933
Shutdown of European
  operations.........          --             3,128              --      (1,236)         1,892
Impairment charges...          --            29,783         (29,783)         --             --
Transition rent......         635               317              --        (568)           384
                           ------           -------        --------     -------        -------
                           $8,992           $37,948        $(29,783)    $(6,948)       $10,209
                           ======           =======        ========     =======        =======

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 22 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the fiscal year ended March 31, 1999 are as follows:

                                                       THREE MONTHS ENDED
                                     ------------------------------------------------------
                                     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                     --------    -------------    ------------    ---------
Net revenues.......................  $116,391      $116,151         $246,303      $  93,497
Gross profit.......................    60,495        60,193          126,691         (4,990)
Operating income (loss)............     4,112         3,034           33,706       (116,962)
Net income (loss) from continuing
  operations.......................     1,803         1,369           17,332        (72,301)
Loss from discontinued
  operations.......................        --            --             (560)       (18,481)
Net income (loss) before dividends
  on preferred stock...............     1,803         1,369           16,772        (90,782)
Basic net income (loss) per share
  from continuing operations.......  $   0.13      $   0.10         $   1.24      $   (4.97)
Basic net (loss) per share from
  discontinued operations..........  $     --      $     --         $  (0.04)     $   (1.27)
Basic net income (loss) per
  share............................  $   0.13      $   0.10         $   1.20      $   (6.24)
Weighted average shares
  outstanding......................    13,612        13,616           13,949         14,555
Diluted net income (loss) per share
  from continuing operations.......  $   0.13      $   0.10         $   1.24      $   (4.97)
Diluted net (loss) per share from
  discontinued operations..........  $     --      $     --         $  (0.04)     $   (1.27)
Diluted net income (loss) per
  share............................  $   0.13      $   0.10         $   1.22      $   (6.24)
Weighted average shares
  outstanding......................    13,798        13,713           14,019         14,555

     Summarized quarterly financial data for the fiscal year ended March 31, 2000 are as follows:

                                                       THREE MONTHS ENDED
                                     ------------------------------------------------------
                                     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                     --------    -------------    ------------    ---------
Net revenues.......................  $121,325       $91,426         $101,727      $  61,091
Gross profit.......................    59,182        26,806           12,307        (24,027)
Operating loss.....................    (3,709)      (52,112)         (94,943)      (112,527)
Net loss from continuing
  operations.......................    (3,852)      (56,060)        (121,594)      (140,627)
Loss from discontinued
  operations.......................        --          (477)              --             --
Net loss before extraordinary
  items............................    (3,852)      (56,537)        (119,706)      (140,627)
Gain from extraordinary item, net
  of tax of $1,312.................        --            --            1,888             --
Net loss before dividends on
  preferred stock..................    (3,852)      (56,537)        (119,706)      (140,627)
Basic and diluted net loss per
  share from continuing
  operations.......................  $  (0.26)      $ (3.80)        $  (7.69)     $   (9.66)
Basic and diluted net loss per
  share from discontinued
  operations.......................  $     --       $ (0.03)        $     --      $      --
Basic and diluted net income per
  share from extraordinary items...  $     --       $    --         $   0.12      $      --
Basic and diluted net loss per
  share............................  $  (0.26)      $ (3.83)        $  (7.57)     $   (9.66)
Weighted average shares
  outstanding......................    14,574        14,772           15,816         14,555

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     ($'S IN THOUSANDS, EXCEPT SHARE DATA)

     The quarterly earnings per share information is computed separately for such period. Therefore, the sum of such quarters per share amounts may differ from the total for the year.

NOTE 23 -- SUBSEQUENT EVENTS (UNAUDITED)

     On April 6, 2000, the Company's Board of Directors approved a one-for-five reverse stock split of the issued and outstanding shares of the Company's common stock, which became effective June 26, 2000.

     Effective May 10, 2000, the Company changed its name from "GT Interactive Software Corp." to "Infogrames, Inc." The Company continues to be listed on the Nasdaq National Market under the trading symbol "GTIS". The Company's name change is reflective of the new corporate branding strategy being implemented by the Company and Infogrames SA, its indirect majority shareholder. Pursuant to this branding strategy, the Company will adopt the Infogrames brand across the Company and its products.

     On June 26, 2000, the Company repurchased approximately 1.6 million shares of its common stock in connection with severance agreements with certain of its employees. The repurchased shares of common stock will be held as treasury stock.

     On June 27, 2000, the Board of Directors approved a change in the Company's fiscal year from March 31 to June 30, to conform to Infogrames SA's fiscal year end.

     On June 29, 2000, Infogrames SA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125,000 and to extend the maturity date to September 30, 2000.