Form 10-K/A
period 2000-03-31
INFOGRAMES INC
filed 2000-06-30
CIK 1002607

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

CONSOLIDATED FINANCIAL STATEMENTS...........................  F-1

     This Form 10-K/A is being filed by Infogrames, Inc., a Delaware corporation (the "Company"), to amend and restate in its entirety the Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The purpose of this amendment is to correct certain typographical errors that appeared in the Form 10-K with respect to the one-for-five reverse stock split of the Company's common stock, which was effected on June 26, 2000.

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

     On June 26, 2000, the Company effected a one-for-five reverse stock split of the Company's Common stock, par value $0.01 per share (the "Common Stock") to meet certain requirements of the Nasdaq National Market. See "Risk
Factors -- Our Common Stock Does Not Currently Meet the Nasdaq National Market's Minimum Share Price Requirement and May Be Subject to Delisting." Except as otherwise noted, references to share prices and the number of shares of Common Stock in this Annual Report do not reflect the reverse stock split.

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

     In connection with its restructuring and reorganization, the Company has decided to concentrate its efforts in North America. Effective December 31, 1999, the Company began the process of closing its European operations. Because of Infogrames SA's strong European presence, the Company has entered into an agreement with Infogrames SA to provide distribution of the Company's products in Europe. The Company believes that full-time operations in Europe are no longer necessary or efficient and that it will be able to access European markets through the strong distribution channels of Infogrames SA while concentrating its resources in other strategic areas. As of March 31, 2000, the Company has expensed approximately $37.0 million in charges related to this strategic plan.

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

     Infogrames SA has granted the Company a non-exclusive, royalty-free license to use the name Infogrames, which license may not be canceled on less than one-year's notice unless the Company breaches its obligations under the license. Pursuant to this license, all of the Company's products will be marketed under the Infogrames brand. The Company believes that the Infogrames brand is well respected in the interactive entertainment software industry and that this new branding strategy will strengthen the Company's image with customers and the industry as a whole. In addition, management believes that a number of factors provide the Company with competitive opportunities in the industry, including its extensive catalog of multi-platform products, strength in the mass market, and strong sales forces in North America and, through Infogrames SA, in Europe. The Company believes that solid franchises such as Driver and attractive licenses with Harley Davidson, Mission Impossible and Looney Tunes, as well as its base of productive publishing assets, provide the Company with a competitive angle to market its products.

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

     THE LOSS OF EITHER WAL-MART OR TARGET AS KEY CUSTOMERS COULD NEGATIVELY AFFECT OUR BUSINESS. Our sales to Wal-Mart and Target accounted for approximately 24% and 11%, respectively, of net revenues for the fiscal year ended March 31, 2000 and our gross accounts receivable from Wal-Mart and Target were approximately $13.4 million and $15.5 million, respectively, at March 31, 2000. Our business, operating results and financial condition would be adversely affected if:

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

                                                YEARS ENDED         THREE MONTHS ENDED                YEARS ENDED
                                               DECEMBER 31,             MARCH 31,                      MARCH 31,
                                            -------------------   ----------------------   ----------------------------------
                                              1996       1997        1997         1998        1998         1999       2000
                                            --------   --------   -----------   --------   -----------   --------   ---------
                                                                  (UNAUDITED)              (UNAUDITED)
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues..............................  $365,490   $530,677     $93,381     $105,767    $543,063     $572,342   $ 375,569
Cost of Goods Sold........................   214,580    315,134      57,883       57,092     314,343      329,959     296,301
                                            --------   --------     -------     --------    --------     --------   ---------
  Gross Profit............................   150,910    215,543      35,498       48,675     228,720      242,383      79,268
Selling and distribution expenses.........    76,235     98,689      16,538       24,467     106,618      147,499     147,814
General and administrative expenses.......    31,157     46,611       8,623       10,655      48,643       66,616      87,113
Research and development..................     5,633     13,824       2,397       10,866      22,293       76,870      66,574
Royalty advance write-off.................        --     73,821          --           --      73,821           --          --
Restructuring and other charges...........        --         --          --           --          --       17,479      37,948
Purchased research and development........        --     11,008          --           --      11,008        5,000          --
SingleTrac retention bonus................        --      2,400          --           --       2,400        1,680          --
Amortization of goodwill..................     1,092      1,295         347          636       1,584        3,349       3,110
                                            --------   --------     -------     --------    --------     --------   ---------
Operating income (loss)...................    36,793    (32,105)      7,593        2,051     (37,647)     (76,110)   (263,291)
Interest Expense..........................        --     (1,010)         --         (557)     (1,567)      (5,108)    (17,167)
Other Income (loss).......................     3,974     (1,065)        247         (832)     (2,144)        (207)       (793)
                                            --------   --------     -------     --------    --------     --------   ---------
Income (loss) before provision for
  (benefit from) income taxes.............    40,767    (34,180)      7,840          662     (41,358)     (81,425)   (281,251)
         Total provision for (benefit
           from) income taxes.............    15,628     (9,157)      3,386          304     (12,239)     (29,628)     40,882
                                            --------   --------     -------     --------    --------     --------   ---------
Net income (loss) from continuing
  operations..............................    25,139    (25,023)      4,454          358     (29,119)     (51,797)   (322,133)
Discontinued operations:
  Loss from operations of OZM.............        --         --          --           --          --       (3,531)         --
  Loss on disposal of OZM.................        --         --          --           --          --      (15,510)       (477)
                                            --------   --------     -------     --------    --------     --------   ---------
  Loss from discontinued operations.......        --         --          --           --          --      (19,041)       (477)
                                            --------   --------     -------     --------    --------     --------   ---------
Net income (loss) before extraordinary
  item....................................    25,139    (25,023)      4,454          358     (29,119)     (70,838)   (322,610)
Extraordinary item:
  Gain on early extinguishment of debt
    (net of tax of $1,312)................        --         --          --           --          --           --       1,888
                                            --------   --------     -------     --------    --------     --------   ---------
Net income (loss) before dividends on
  preferred stock.........................    25,139    (25,023)      4,454          358     (29,119)     (70,838)   (320,722)
  Less dividends on preferred stock.......        --         --          --           --          --          226          --
                                            --------   --------     -------     --------    --------     --------   ---------
Net income (loss) attributable to common
  stockholders............................  $ 25,139   $(25,023)    $ 4,454     $    358    $(29,119)    $(71,064)  $(320,722)
                                            ========   ========     =======     ========    ========     ========   =========

                                                YEARS ENDED         THREE MONTHS ENDED                YEARS ENDED
                                               DECEMBER 31,             MARCH 31,                      MARCH 31,
                                            -------------------   ----------------------   ----------------------------------
                                              1996       1997        1997         1998        1998         1999       2000
                                            --------   --------   -----------   --------   -----------   --------   ---------
                                                                  (UNAUDITED)              (UNAUDITED)
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic income (loss) per share from
  continuing operations...................  $   1.89   $  (1.87)    $  0.33     $   0.03    $  (2.16)    $  (3.72)  $  (19.58)
Basic loss per share from discontinued
  operations..............................        --         --          --           --          --     $  (1.37)  $    (.03)
Basic income per share from extraordinary
  item....................................        --         --          --           --          --           --        0.11
                                            --------   --------     -------     --------    --------     --------   ---------
Basic income (loss) per share.............  $   1.89   $  (1.87)    $  0.34     $   0.03    $  (2.16)    $  (5.10)  $  (19.50)
  Weighted average shares
    outstanding(1)........................    13,278     13,396      13,279       13,588      13,473       13,931      16,451
                                            ========   ========     =======     ========    ========     ========   =========
Diluted income (loss) per share from
  continuing operations...................  $   1.84   $  (1.87)    $  0.33     $   0.03    $  (2.16)    $  (3.73)  $  (19.58)
Diluted income (loss) per share from
  discontinued operations.................        --         --          --           --          --     $  (1.37)  $   (0.03)
Diluted income per share from
  extraordinary item......................        --         --          --           --          --           --        0.11
                                            --------   --------     -------     --------    --------     --------   ---------
Diluted income (loss) per share...........  $   1.84   $  (1.87)    $  0.33     $   0.03    $  (2.16)    $  (5.10)  $  (19.50)
  Weighted average shares
    outstanding(1)........................    13,663     13,396      13,472       13,677      13,473       13,931      16,451
                                            ========   ========     =======     ========    ========     ========   =========

                                                              DECEMBER 31,                    MARCH 31,
                                                          --------------------    ---------------------------------
                                                            1996        1997        1998        1999        2000
                                                          --------    --------    --------    --------    ---------
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments....  $ 76,584    $ 39,713    $ 17,329    $ 13,512    $  19,587
Working capital (deficit)...............................   113,652      77,965      69,994     131,770     (104,834)
Total assets............................................   308,794     370,165     295,862     438,911      159,207
Total debt..............................................     1,415      54,619      28,017      98,750      169,526
Stockholders' equity (deficit)..........................   152,138     134,241     138,889     127,133     (154,219)

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

                                                                 THREE MONTHS
                                               YEARS ENDED          ENDED               YEARS ENDED
                                               DECEMBER 31,       MARCH 31,              MARCH 31,
                                              --------------    --------------    -----------------------
                                              1996     1997     1997     1998     1998     1999     2000
                                              -----    -----    -----    -----    -----    -----    -----
Net revenues................................  100.0%   100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of goods sold..........................   58.7     59.4     62.0     54.0     57.9     57.7     78.9
                                              -----    -----    -----    -----    -----    -----    -----
  Gross profit..............................   41.3     40.6     38.0     46.0     42.1     42.3     21.1
Selling and distribution expenses...........   19.9     18.6     17.7     23.1     19.6     25.8     39.4
General and administrative expenses.........    9.5      8.8      9.2     10.1      9.0     11.6     23.2
Research and development....................    1.5      2.6      2.6     10.3      4.1     13.4     17.7
Royalty advance write-off...................     --     13.9       --       --     13.6       --       --
Restructuring and other charges.............     --       --       --       --       --      3.1     10.1
Purchased research and development..........     --      2.1       --       --      2.0      0.9       --
SingleTrac retention bonus..................     --      0.4       --       --      0.4      0.3       --
Amortization of goodwill....................    0.3      0.2      0.4      0.6      0.3      0.6      0.8
                                              -----    -----    -----    -----    -----    -----    -----
Operating income (loss).....................   10.1     (6.0)     8.1      1.9     (6.9)   (13.4)   (70.1)
Interest expense............................     --     (0.2)      --     (0.5)    (0.3)    (0.8)    (4.6)
Other income (loss).........................    1.1     (0.2)     0.3     (0.8)    (0.4)    (0.1)    (0.2)
                                              -----    -----    -----    -----    -----    -----    -----
Income (loss) before provision for (benefit
  from) Income taxes........................   11.2     (6.4)     8.4      0.6     (7.6)   (14.3)   (74.9)
Provision for (benefit from) income taxes...    4.3     (1.7)     3.6      0.3     (2.2)    (5.2)    10.9
                                              -----    -----    -----    -----    -----    -----    -----
Net income (loss) from continuing
  operations................................    6.9     (4.7)     4.8      0.3     (5.4)    (9.1)   (85.8)
Discontinued operations:
  Loss from operations of OZM...............     --       --       --       --       --     (0.6)      --
  Loss on disposal of OZM...................     --       --       --       --       --     (2.7)    (0.1)
                                              -----    -----    -----    -----    -----    -----    -----
  Loss from discontinued operations.........     --       --       --       --       --     (3.3)    (0.1)
                                              -----    -----    -----    -----    -----    -----    -----
  Net income (loss) before extraordinary
    item....................................    6.9     (4.7)     4.8      0.3     (5.4)   (12.4)   (85.9)
Extraordinary item:
  Gain on early extinguishment of debt, net
    of tax..................................     --       --       --       --       --       --      0.5
                                              -----    -----    -----    -----    -----    -----    -----
Net income (loss) before dividends on
  preferred stock...........................    6.9     (4.7)     4.8      0.3     (5.4)   (12.4)   (85.4)
  Less dividends on preferred stock.........     --       --       --       --       --       --       --
                                              -----    -----    -----    -----    -----    -----    -----
Net income (loss) attributable to common
  stockholders..............................    6.9%    (4.7)%    4.8%     0.3%    (5.4)%  (12.4)%  (85.4)%
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

     Total publishing revenue decreased 15.7% to $252.3 million in fiscal 2000 from $299.4 million in fiscal 1999. Approximately 55% of such revenues related to PC product revenues and 45% of such revenues related to console game revenues in fiscal 2000, as compared to 58% and 42%, respectively, in fiscal 1999.

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

     Interest expense increased approximately $12.1 million during fiscal 2000 to $17.2 million from $5.1 million in fiscal 1999. The increase was partially attributable to the increase in interest costs associated with increased borrowings under the Old Credit Agreement (as defined below) and the Credit Agreement. The amortization of deferred financing costs relating to the Credit Agreement and the subordinated notes held by General Atlantic Partners, LLC (together with its affiliates, "GAP") and members of the Cayre family also contributed to the increase in interest and other income (expense), net.

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

     Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), as of March 31, 2000, the Consolidated Financial Statements of the Company reflect the planned disposal of OZM as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows, and have been reported through its planned date of disposition as "Loss from discontinued operations." As of March 31, 1999, OZM was accounted for as a discontinued operation and was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which is recognized in the fiscal year 2000.

     The gain on early extinguishment of debt of $3.2 million ($1.3 million net of tax) relates to the net gain recognized on the issuance of subordinated convertible notes in exchange for shares of Series A Convertible Preferred Stock ("Preferred Stock") and subordinated notes of the Company held by GAP and the write-off of deferred financing costs associated with warrants issued in connection with the assumption of the Credit Agreement, and, warrants issued to GAP and subsequently acquired by Infogrames SA concurrent with the Infogrames SA transaction on December 16, 1999.

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

     Simultaneously, on September 11, 1998, the Company entered into the Credit Agreement with First Union National Bank, as agent for the syndicate of Banks, as subsequently amended, expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.01 per share, an aggregate of 750,000 shares of the Company's Common Stock. Of these, warrants to purchase 275,000 shares of Common Stock were immediately exercisable, warrants to purchase 250,000 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 225,000 shares of Common Stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

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

   10.25   Trademark Agreement, dated as of May 10, 2000, by and between Infogrames Entertainment SA and the
           Company.
   10.26   Credit Agreement, dated as of September 11, 1998, by and among the Company, the Lenders thereto,
           NationsBanc Montgomery Securities, LLC, as Syndication Agent, Fleet Bank, N.A., as Documentation Agent,
           and First Union National Bank, as Administrative Agent, is incorporated herein by reference to Exhibit
           10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
   10.26a  Second Amendment, Waiver and Agreement, dated as of June 29, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent, is incorporated herein by reference to
           Exhibit 10.1 to the Company's Current Report on 8-K filed on August 5, 1999.
   10.26b  Third Amendment, Consent, Waiver and Agreement, dated as of November 15, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 19, 1999.
   10.26c  Right of First Refusal Offer Agreement, dated November 15, 1999, by and among California U.S. Holdings,
           Inc. and the Lenders named therein is incorporated herein by reference to Exhibit 13 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.
   10.26d  Amended and Restated Unconditional Subsidiary Guaranty Agreement, dated as of November 15, 1999, among certain subsidiaries of the Company, California U.S. Holdings, Inc. and First Union National Bank, as
           administrative agent, for the benefit of the Lenders is incorporated herein by reference to Exhibit 15 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December
           14, 1999.
   10.26e  Second Amended and Restated Security Agreement, dated as of November 15, 1999, by and among the
           Registrant, certain of its subsidiaries, First Union National Bank, as Administrative Agent, and
           California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.4 to the Company's
           Current Report on Form 8-K filed on November 19, 1999.
   10.26f  Second Amended and Restated Pledge Agreement, dated as of November 15, 1999, by the Company and certain of its subsidiaries in favor of First Union National Bank, as Administrative Agent, and California U.S.
           Holdings, Inc. is incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on
           Form 8-K filed on November 19, 1999.
   10.26g  Master Assignment and Acceptance, dated as of February 15, 2000, by and among the Company, the Assignors and Infogrames Entertainment SA.
   10.26h  Warrant Agreement, dated as of February 15, 2000, by and among the Company and Infogrames Entertainment
           SA.
   10.26i  Warrant Certificate, dated as of February 15, 2000, issued to California U.S. Holdings, Inc.
   10.26j  Fourth Amendment to the Credit Agreement, dated as of February 15, 2000, by and between the Company and
           Infogrames Entertainment SA.
   10.26k  Reimbursement and Cash Collateral Agreement, dated as of February 15, 2000, by and between the Company and First Union National Bank.
   10.26l  Collateral Assignment Agreement, dated as of February 15, 2000, by and among First Union National Bank,
           Infogrames SA, the Company and the Guarantors.
   10.26m  Fifth Amendment to the Credit Agreement, dated as of March 31, 2000, by and between the Company and
           Infogrames Entertainment SA.
   10.26n  Sixth Amendment to the Credit Agreement, dated as of June 29, 2000, by and between the Company and
           Infogrames Entertainment SA

   10.27   Stock Purchase Agreement, dated February 8, 1999, among the Company, General Atlantic Partners 54, L.P.
           and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to Exhibit 10.1 to the
           Company's Current Report on 8-K filed on March 2, 1999.
   10.28   Warrant Agreement, dated as of June 29, 1999, among the Company, GAP 54, GAPCO II and the other parties named therein is incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by General
           Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.
   10.29   Letter Agreement, dated June 29, 1999, among GAP 54, GAPCO II, Joseph J. Cayre, Kenneth Cayre and
           Stanley Cayre is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed by General
           Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.
   10.30   Form of Option Agreement, dated as of July 30, 1999, among GAP 54, GAPCO II and the other parties named therein is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic
           Partners, LLC and certain of its affiliates on August 10, 1999.
   10.31   Securities Purchase Agreement, dated as of November 15, 1999, by and among Infogrames Entertainment
           S.A., California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on November 19, 1999.
   10.32   Securities Exchange Agreement, dated as of November 15, 1999, by and among the Company, General Atlantic
           Partners 54, L.P., and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to Exhibit
           10.2 to the Company's Current Report on 8-K filed on November 19, 1999.
   10.33   Promissory Note of the Company in the aggregate principal amount of $25,000,000 payable to California
           U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on 8-K filed on November 19, 1999.
   10.34   Warrant to Purchase 50,000 shares of Common Stock, issued to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by Infogrames Entertainment S.A.
           and California U.S. Holdings, Inc. on December 14, 1999.
   10.35   Form of GAP Warrant is incorporated herein by reference to Exhibit 9 to the Schedule 13D filed by
           Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.
   10.36   Note Purchase Agreement, dated as of November 15, 1999, between certain members of the Cayre Group and
           California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 11B to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.
   10.37   Equity Purchase and Voting Agreement, dated as of November 15, 1999, among Infogrames Entertainment
           S.A., California U.S. Holdings, Inc., GAP 16, GAP 19, GAP II, GAP 54, GAPCO and GAPCO II is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.
   10.38   Form of GAP 54 Note is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by
           General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.
   10.39   Form of GAPCO II Note is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by
           General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.
   10.40   5% Subordinated Convertible Note of the Company is incorporated herein by reference to Exhibit 6 to the
           Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on January 10,
           2000.
   16.1    Letter from Arthur Andersen LLP, dated March 20, 2000, addressed to the Securities and Exchange
           Commission in accordance with Item 304(a)(3) is incorporated herein by reference to Exhibit 16.1 to the
           Company's Current Report on Form 8-K dated March 20, 2000.
   21.1    The Company's Subsidiaries is incorporated herein by reference to Exhibit 16.1 to the Company's Annual
           Report on Form 10-K for the fiscal year ended March 31, 1999.

 22.1     Information Statement on Schedule 14C filed on January 25, 2000 is incorporated herein by reference.
 22.2     Information Statement on Schedule 14C filed on May 12, 2000 is incorporated herein by reference.
 22.3     Information Statement on Schedule 14C filed on June 5, 2000 is incorporated herein by reference.
 23.1     Consent of Arthur Andersen LLP.
 24.1     Power of Attorney
 27.1     Financial Data Schedule for the year ended March 31, 2000.
 99.1     Amended and Restated Audit Committee Charter is incorporated herein by reference to
          Appendix A to the Company's proxy statement dated June 29, 2000.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
June 27, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Infogrames, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Infogrames, formerly GT Interactive Software Corp. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999 and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit) and cash flows for year ended December 31, 1997, for the three months ended March 31, 1998 and for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infogrames, Inc. and subsidiaries as of March 31, 1999 and the results of their operations and cash flows for the year ended December 31, 1997, for the three months ended March 31, 1998 and for the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

NEW YORK, NEW YORK
JUNE 29, 1999
(except with respect to the reverse stock split discussed in Note 23, as to which the date is June 29, 2000)

                       INFOGRAMES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    MARCH 31,
                                                              ---------------------
                                                                1999        2000
                                                              --------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 13,407    $  19,587
  Short-term investments....................................       105           --
  Receivables, net..........................................   110,019       37,001
  Inventories, net..........................................   158,208       38,179
  Royalty advances..........................................     9,195           --
  Deferred income taxes.....................................    36,142           --
  Income taxes receivable...................................     1,973        2,550
  Prepaid expenses and other current assets.................    12,947       10,096
                                                              --------    ---------
     Total current assets...................................   341,996      107,413
Property and equipment, net.................................    36,808       25,761
Investments.................................................     7,412        9,293
Goodwill, net of accumulated amortization of $5,078 and
  $2,564, respectively......................................    34,194        8,047
Deferred income taxes.......................................    12,664           --
Other assets................................................     5,837        8,693
                                                              --------    ---------
     Total assets...........................................  $438,911    $ 159,207
                                                              ========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $152,556    $  87,926
  Accrued liabilities.......................................    35,505       37,123
  Revolving credit facility.................................        --       71,698
  Royalties payable.........................................    18,515       14,487
  Deferred income...........................................       173           --
  Income taxes payable......................................     2,569           55
  Due to related party......................................       908          958
                                                              --------    ---------
     Total current liabilities..............................   210,226      212,247
Long-term debt..............................................    98,750       97,828
Other long-term liabilities.................................     2,802        3,351
                                                              --------    ---------
     Total liabilities......................................   311,778      313,426
                                                              --------    ---------
Commitments and contingencies
Stockholders' equity (deficit):
  Series A convertible preferred stock, $0.01 par, 5,000
     shares authorized, 600 shares issued and outstanding,
     stated at liquidation preference of $50 per share as of
     March 31, 1999, 0 shares issued and outstanding as of
     March 31, 2000(1)......................................    30,000           --
  Common stock, $0.01 par, 150,000 shares authorized, 14,555 and 20,675 share issued and outstanding,
     respectively(1)........................................       145          207
Additional paid-in capital..................................   161,655      227,378
Accumulated deficit.........................................   (62,876)    (383,598)
Accumulated other comprehensive (loss) income...............    (1,791)       1,794
                                                              --------    ---------
     Total stockholders' equity (deficit)...................   127,133     (154,219)
                                                              --------    ---------
     Total liabilities and stockholders' equity (deficit)...  $438,911    $ 159,207
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

  The accompanying notes are an integral part of these consolidated financial statements

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS       YEARS ENDED
                                                            YEAR ENDED       ENDED            MARCH 31,
                                                           DECEMBER 31,    MARCH 31,     --------------------
                                                               1997           1998         1999       2000
                                                           ------------   ------------   --------   ---------
Net revenues.............................................    $530,677       $105,767     $572,342   $ 375,569
Cost of goods sold.......................................     315,134         57,092      329,959     296,301
                                                             --------       --------     --------   ---------
  Gross profit...........................................     215,543         48,675      242,383      79,268
Selling and distribution expenses........................      98,689         24,467      147,499     147,814
General and administrative expenses......................      46,611         10,655       66,616      87,113
Research and development.................................      13,824         10,866       76,870      66,574
Royalty advance write-off................................      73,821             --           --          --
Restructuring and other charges..........................          --             --       17,479      37,948
Purchased research and development.......................      11,008             --        5,000          --
SingleTrac retention bonus...............................       2,400             --        1,680          --
Amortization of goodwill.................................       1,295            636        3,349       3,110
                                                             --------       --------     --------   ---------
  Operating (loss) income................................     (32,105)         2,051      (76,110)   (263,291)
Interest expense.........................................      (1,010)          (557)      (5,108)    (17,167)
Other expense............................................      (1,065)          (832)        (207)       (793)
                                                             --------       --------     --------   ---------
  (Loss) income before provision for (benefit from)
    income taxes.........................................     (34,180)           662      (81,425)   (281,251)
Provision for (benefit from) income taxes................      (9,157)           304      (29,628)     40,882
                                                             --------       --------     --------   ---------
  Net (loss) income from continuing operations...........     (25,023)           358      (51,797)   (322,133)
Discontinued operations:
  Loss from operations of OZM............................          --             --       (3,531)         --
  Loss on disposal of OZM................................          --             --      (15,510)       (477)
                                                             --------       --------     --------   ---------
  Loss from discontinued operations......................          --             --      (19,041)       (477)
                                                             --------       --------     --------   ---------
  Net (loss) income before extraordinary item............     (25,023)           358      (70,838)   (322,610)
Extraordinary item:
  Gain on early extinguishment of debt, net of tax of
    $1,312...............................................          --             --           --       1,888
                                                             --------       --------     --------   ---------
    Net (loss) income before dividends on preferred
      stock..............................................     (25,023)           358      (70,838)   (320,722)
                                                             --------       --------     --------   ---------
Less dividends on preferred stock........................          --             --          226          --
                                                             --------       --------     --------   ---------
    Net (loss) income attributable to common
      stockholders.......................................    $(25,023)      $    358     $(71,064)  $(320,722)
                                                             ========       ========     ========   =========
Basic and diluted (loss) income per share from continuing
  operations.............................................    $  (1.87)      $   0.03     $  (3.73)  $  (19.58)
Basic and diluted (loss) income per share from
  discontinued operations................................          --             --        (1.37)      (0.03)
Basic and diluted income per share from extraordinary
  item...................................................          --             --           --        0.11
                                                             --------       --------     --------   ---------
Basic and diluted (loss) income per share................    $  (1.87)      $   0.03     $  (5.10)  $  (19.50)
                                                             ========       ========     ========   =========
Weighted average shares outstanding(1)...................      13,396         13,588       13,931      16,451
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

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEARS ENDED
                                                  YEAR ENDED     THREE MONTHS         MARCH 31,
                                                 DECEMBER 31,       ENDED        --------------------
                                                     1997       MARCH 31, 1998     1999       2000
                                                 ------------   --------------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before dividends on preferred
  stock........................................    $(25,023)       $    358      $(70,838)  $(320,722)
Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating
  activities:
  Depreciation and amortization................       7,434           2,511        14,606      16,081
  Write-off of investment......................          --              --         2,676          --
  Purchased research and development...........      11,008              --         5,000          --
  Royalty advance write-off....................      73,821              --            --          --
  Deferred income taxes........................      (1,010)          1,010       (32,666)     48,806
  Deferred income..............................      (1,690)            187            21        (118)
  Write-off of assets in connection with
     restructuring charges.....................          --              --         7,362      30,391
  Loss from discontinued operations............          --              --        19,041         477
  Extraordinary gain on General Atlantic
     Partners, LLC (GAP) 0% subordinated
     convertible note..........................          --              --            --      15,649
  Amortization of discount on long-term debt...          --              --            --         718
  Accrued interest.............................          --              --            --       1,461
  Write-off of deferred financing costs in
     connection with the GAP securities
     exchange..................................          --              --            --       8,985
  Write-off of deferred financing costs in
     connection with the early extinguishment
     of Credit Agreement.......................          --              --            --       3,188
  Issuance of common stock in lieu of partial
     royalty payment...........................          --              --            --       4,208
  Issuance of common stock pursuant to employee
     stock purchase plan.......................          --              --            --         581
  Changes in operating assets and liabilities:
     Receivables, net..........................     (83,683)         60,175       (57,490)     73,576
     Inventories, net..........................     (54,102)          6,896       (10,498)    100,448
     Royalty advances..........................     (20,505)          5,870           814       9,195
     Due to related party, net.................        (349)            581           (17)         50
     Prepaid expenses and other current
       assets..................................       2,206          (3,409)       (5,884)      1,499
     Accounts payable..........................      38,607         (46,942)       47,956     (44,330)
     Accrued liabilities.......................      (3,699)         (7,168)       14,169       1,754
     Royalties payable.........................      14,054          (7,037)      (21,907)     (4,036)
     Income taxes payable......................      (3,804)         (2,423)       (1,133)     (2,746)
     Income taxes receivable...................     (15,171)          4,487         8,711        (577)
     Long-term liabilities.....................      (8,186)           (666)        1,220         552
     Other.....................................         522          (2,043)       (2,226)     (2,549)
                                                   --------        --------      --------   ---------
          Net cash (used in) provided by
            operating activities...............     (69,570)         12,387       (81,083)    (57,459)
                                                   --------        --------      --------   ---------

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                       INFOGRAMES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               SERIES A      SERIES A                                                    ACCUMULATED
                             CONVERTIBLE    CONVERTIBLE    COMMON              ADDITIONAL   RETAINED        OTHER
                              PREFERRED      PREFERRED      STOCK     COMMON    PAID-IN     EARNINGS    COMPREHENSIVE
                             STOCK SHARES      STOCK      SHARES(1)   STOCK     CAPITAL     (DEFICIT)   (LOSS)INCOME      TOTAL
                             ------------   -----------   ---------   ------   ----------   ---------   -------------   ---------
Balance, December 31,
  1996.....................          --      $     --       13,280     $132     $118,753    $  32,627      $   627      $ 152,138
Issuance of stock in
  connection with the
  acquisition of
  SingleTrac...............          --            --          140        1        7,168           --           --          7,169
Exercise of warrants.......          --            --          100        1        2,101           --           --          2,102
Exercise of stock
  options..................          --            --           60        1          784           --           --            785
Net loss...................          --            --           --                    --      (25,023)          --        (25,023)
Currency translation
  adjustment...............          --            --           --                    --           --       (2,732)        (2,732)
Unrealized loss on
  securities...............          --            --           --                    --           --         (199)          (199)
                               --------      --------      -------     ----     --------    ---------      -------      ---------
Balance, December 31,
  1997.....................          --            --       13,580      135      128,806        7,604       (2,304)       134,241
Issuance of stock options
  in connection with the
  acquisition of
  SingleTrac...............          --            --           --       --        3,007           --           --          3,007
Exercise of stock
  options..................          --            --           20        1          113           --           --            114
Net income.................          --            --           --       --           --          358           --            358
Currency translation
  adjustment...............          --            --           --       --           --           --        1,169          1,169
                               --------      --------      -------     ----     --------    ---------      -------      ---------
Balance, March 31, 1998....          --            --       13,600      136      131,926        7,962       (1,135)       138,889
Issuance of preferred
  stock....................     120,000        30,000           --       --           --           --           --         30,000
Issuance of stock options
  in connection with
  acquisitions.............          --            --           --       --        1,356           --           --          1,356
Issuance of stock in
  connection with
  acquisitions.............          --            --          920        8       27,999           --           --         28,007
Exercise of stock
  options..................          --            --           20        1          374           --           --            375
Net loss...................          --            --           --       --           --      (70,838)          --        (70,838)
Currency translation
  adjustment...............          --            --           --       --           --           --         (667)          (667)
Unrealized gain on
  securities...............          --            --           --       --           --           --           11             11
                               --------      --------      -------     ----     --------    ---------      -------      ---------
Balance, March 31, 1999....     120,000        30,000       14,540      145      161,655      (62,876)      (1,791)       127,133
Exchange of preferred stock
  for long-term debt.......    (120,000)      (30,000)          --       --           --           --           --        (30,000)
Issuance of warrants to
  Infogrames...............          --            --           --       --        8,983           --           --          8,983
Issuance of warrants in
  connection with revolving
  credit facility..........          --            --           --       --        3,188           --           --          3,188
Issuance of common stock in
  lieu of partial royalty
  payment..................          --            --          300        3        4,205           --           --          4,208
Issuance of common stock
  pursuant to employee
  stock purchase plan......          --            --           40        1          582           --           --            583
Issuance of common stock to
  Infogrames, net..........          --            --        5,740       57       48,620           --           --         48,677
Exercise of stock
  options..................          --            --           60        1          145           --           --            146
Net loss...................          --            --           --                    --     (320,722)          --       (320,722)
Currency translation
  adjustment...............          --            --           --                    --           --        1,817          1,817
Unrealized gain on
  securities...............          --            --           --                    --           --        1,768          1,768
                               --------      --------      -------     ----     --------    ---------      -------      ---------
Balance, March 31, 2000....          --      $     --       20,680     $207     $227,378    $(383,598)     $ 1,794      $(154,219)
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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     The Company also maintains equity investments under 20 percent on a cost basis. The Company evaluates these investments for impairment on a quarterly basis (See Note 6).

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  Net Income (Loss) Per Share

     Basic earnings per share ("EPS") is computed as net earnings after preferred dividends divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock based compensation plans would be anti-dilutive and therefore have not been considered in the diluted EPS calculation in fiscal 1999 and 2000.

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  Fiscal Year

     Effective January 1, 1998, the Company changed its fiscal year end from December 31 to March 31. Accordingly, the fiscal year ended March 31, 1998 represents three months of operations (See Note 23).

NOTE 2 -- PURCHASE OF MAJORITY INTEREST BY INFOGRAMES SA

     As of December 31, 1999, Infogrames SA and subsidiaries purchased approximately 60 percent of the voting stock of the Company through the following transactions:

     - On November 15, 1999, Infogrames SA purchased from the Company a $25 million principal amount Short-Term Senior Secured Note ("Short-Term Note"). In connection with this transaction, the Company issued to Infogrames SA warrants to purchase 10 shares of common stock at an exercise price of $0.05 per share.

     - On December 16, 1999, the Company consummated the following of transactions with Infogrames SA and certain partnerships affiliated with General Atlantic Partners, LLC ("GAP"). Infogrames SA, the founding Cayre family, and GAP entered into further transactions as well.

     - Infogrames SA purchased 6,712 shares of common stock from the founding Cayre family for $25.0 million and also purchased from the Cayre family $10 million of subordinated notes ("Cayre Notes") of the Company.

     - Infogrames SA purchased 5,714 shares of Common Stock from the Company for $50 million ($8.75 per share) and $60.6 million principal amount of a new 5% subordinated convertible note of the Company in exchange for $25 million in cash, the Cayre Notes, the Short-Term Note and $0.6 million accrued interest. The new 5% subordinated convertible note is convertible into common stock at $9.25 per share.

     - The Company issued to GAP $50 million principal amount of non-interest bearing subordinated convertible notes in exchange for 600 shares of Series A Preferred Stock and $20 million of subordinated notes of the Company, and accrued interest thereon, held by GAP. These notes are convertible into common stock at $20.00 per share.

     - Infogrames SA acquired from GAP warrants to purchase 900 shares of common stock of the Company at an exercise price of $0.05 per share, for nominal consideration.

As a result of these transactions, as of December 31, 1999, Infogrames SA owns approximately 12 million shares of the Company's common stock.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which $5.4 million was cash and the balance of the purchase price was the issuance of 0.1 million newly issued shares of the Company's common stock and the assumption of approximately 0.1 million stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility and was, therefore, expensed. Accordingly, $11,008 of acquisition cost was expensed in the fourth quarter of 1997. In connection with the acquisition of SingleTrac on October 15, 1997, the Company issued approximately 146 shares of its common stock and assumed approximately 61 stock options.

     In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 0.5 million newly issued shares of the Company's common stock and approximately 0.1 million stock options to purchase the Company's common stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. OZM was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which is recognized in the current fiscal year. In connection with the acquisition of OZM on November 4, 1998, the Company issued approximately 458 shares of its common stock and assumed approximately 117 stock options.

     In December 1998, the Company acquired Reflections Interactive Limited ("Reflections"), a developer of interactive entertainment software for computer games, in exchange for approximately 0.46 million newly issued shares of the Company's common stock. Total consideration, including acquisition costs, was approximately $13.5 million. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process R&D and goodwill. Accordingly, $5.0 million of acquisition cost was expensed in the quarter ended December 31, 1998. Additionally, the Company acquired Prism Leisure Tontragervertriebs GmbH ("Prism"), a distributor of value-priced software based in Germany, for nominal consideration. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired and goodwill. In connection with the acquisition of Reflections on December 23, 1998, the Company issued approximately 457 shares of its common stock.

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

NOTE 6 -- INVESTMENTS

     In 1995, the Company invested $63 in Zomax Incorporated ("Zomax"), an outsource provider of process management services to software publishers, computer manufacturers and other producers of multimedia products. As of March 31, 2000 the Company held approximately 31 shares of Zomax at a market price of $60.25 per share.

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 -- INCOME TAXES

     The components of the (benefit from) provision for income taxes are as follows:

                                                      THREE MONTHS        YEARS ENDED
                                       YEAR ENDED        ENDED             MARCH 31,
                                      DECEMBER 31,     MARCH 31,      --------------------
                                          1997            1998          1999        2000
                                      ------------    ------------    --------    --------
Federal:
  Current...........................    $(10,308)        $(407)       $     --    $ (6,612)
  Deferred..........................      (1,265)          836         (23,563)     38,499
                                        --------         -----        --------    --------
                                         (11,573)          429         (23,563)     31,887
                                        --------         -----        --------    --------
State and local:
  Current...........................         185            36              --          --
  Deferred..........................      (1,726)           33          (4,202)      4,424
                                        --------         -----        --------    --------
                                          (1,541)           69          (4,202)      4,424
                                        --------         -----        --------    --------
Foreign:
  Current...........................       3,957          (194)          1,186          33
  Deferred..........................          --            --          (3,049)      4,538
                                        --------         -----        --------    --------
                                           3,957          (194)         (1,863)      4,571
                                        --------         -----        --------    --------
Provision for (benefit from) income
  taxes.............................    $ (9,157)        $ 304        $(29,628)   $ 40,882
                                        ========         =====        ========    ========

The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported provision for (benefit from) income taxes is as follows:

                                                      THREE MONTHS         YEAR ENDED
                                      YEARS ENDED        ENDED             MARCH 31,
                                      DECEMBER 31,     MARCH 31,      --------------------
                                          1997            1998          1999        2000
                                      ------------    ------------    --------    --------
(Benefit from) provision for income
  taxes computed at Federal
  statutory rate....................    $(11,963)         $232        $(28,499)   $(98,438)
Increase (decrease) in (benefit
  from) provision for income taxes
  resulting from:
State and local taxes, net of
  Federal tax benefit...............      (1,541)           36          (3,324)    (10,969)
Foreign taxes in excess of Federal
  statutory rate....................           9          (175)           (512)     17,598
Purchased research and
  development.......................       4,293            --              --          --
Other, net..........................          45           211           2,707      (1,900)
Increase to deferred tax asset
  valuation allowance...............          --            --              --     134,591
                                        --------          ----        --------    --------
Provision for (benefit from) income
  taxes.............................    $ (9,157)         $304        $(29,628)   $ 40,882
                                        ========          ====        ========    ========
Effective income tax rate...........          27%           46%             36%         15%
                                        ========          ====        ========    ========

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

                                                                   YEAR ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               1999        2000
                                                              -------    ---------
DEFERRED TAX ASSETS:
Inventory valuation.........................................  $ 7,825    $  20,454
Deferred income.............................................      118           77
Sales return reserve........................................     (302)       1,702
Tax loss carryforwards......................................   26,729       92,781
Restructuring reserve.......................................    5,822        4,814
Other.......................................................    7,928       12,820
                                                              -------    ---------
                                                               48,120      132,648
                                                              -------    ---------
DEFERRED TAX LIABILITIES:
Depreciation................................................      686        1,943
                                                              -------    ---------
Net deferred tax asset......................................      686        1,943
                                                              -------    ---------
                                                               48,806      134,591
Less valuation allowance....................................       --     (134,591)
                                                              -------    ---------
Net deferred tax asset......................................  $48,806    $      --
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

     The valuation allowance increased by $134,591 in fiscal 2000, consisting of a valuation allowance of $48,806 for the beginning deferred tax asset balance and a valuation allowance of $85,785 for the net change in the deferred tax asset during the year. Such valuation allowance was necessary due to the current year operating results and the terminated plans to sell certain of the Company's businesses which would have resulted in the utilization of the deferred tax asset. A full valuation allowance has been recorded against the net deferred tax asset because it is more likely than not that such asset will not be realized in the foreseeable future.

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

NOTE 10 -- STOCKHOLDERS' EQUITY

     On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Charter Amendment"), which increases the total number of shares of authorized capital stock of the Company from 155 million shares to 305 million shares.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

The Charter Amendment became effective on February 14, 2000. There is currently authorized 300,000 shares of the Company's common stock and 5,000 shares of the Company's Series A Convertible Preferred Stock. Refer to Note 2 for stockholders' equity transactions relating to the purchase by Infogrames SA of a majority interest in the Company.

     As of December 31, 1997, March 31, 1998, 1999 and 2000, the Company had warrants outstanding to purchase an aggregate of approximately 251, 251, 246 and 246 shares, respectively, of Common Stock to content-providers at exercise prices (ranging from $42.50 to $70.00) not less than the fair market value at the date of issue. Refer to Note 2 for stockholders' equity transactions relating to the purchase by Infogrames SA of a majority interest in the Company.

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
                                                =====     ============         ======

                                                              MARCH 31, 1998
                                                ------------------------------------------
                                                           PRICE PER      WEIGHTED AVERAGE
                                                SHARES       SHARE         EXERCISE PRICE
                                                ------    ------------    ----------------
Outstanding at beginning of fiscal year.......  1,657     $ 0.20-72.50         $45.65
Granted.......................................    309      31.55-39.70          34.15
Exercised.....................................     (7)      0.90-10.40           5.50
Forfeited.....................................     --               --             --
Expired.......................................     (1)      1.75-70.00          35.00
                                                -----     ------------         ------
Outstanding at end of fiscal year.............  1,958     $ 0.20-72.50         $43.95
                                                =====     ============         ======

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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
                                                =====     ============         ======

                                                            MARCH 31, 2000
                                              -------------------------------------------
                                                          PRICE PER      WEIGHTED AVERAGE
                                              SHARES        SHARE         EXERCISE PRICE
                                              ------    -------------    ----------------
Outstanding at beginning of year............   2,911    $ 0.01-100.00         $40.10
Granted.....................................     415      9.40- 19.70          14.75
Exercised...................................     (61)     0.01- 10.40           2.35
Forfeited...................................  (1,049)     1.75-100.00          33.25
Expired.....................................    (321)     0.90-100.00          52.95
                                              ------    -------------         ------
Outstanding at end of year..................   1,895    $ 0.01- 72.50         $37.60
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

     If compensation cost for these plans were determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) before dividends on preferred stock and earnings per share would have been reduced to the following pro forma amounts:

                                                    THREE MONTHS          YEARS ENDED
                                    YEAR ENDED         ENDED               MARCH 31,
                                   DECEMBER 31,      MARCH 31,       ---------------------
                                       1997             1998           1999        2000
                                   ------------    --------------    --------    ---------
Net (loss) income before
  dividends on preferred stock
  As reported....................    $(25,023)         $ 358         $(70,838)   $(320,722)
  Pro forma......................     (32,141)           217          (77,566)    (320,937)
Basic net (loss) income per share
  As reported....................    $  (1.87)         $0.03         $  (5.10)   $  (19.50)
  Pro forma......................    $  (2.40)         $0.02         $  (5.57)   $  (19.51)
Diluted net (loss) income per
  share
  As reported....................    $  (1.87)         $0.03         $  (5.10)   $  (19.50)
  Pro forma......................    $  (2.40)         $0.02         $  (5.59)   $  (19.51)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000: no dividends will be paid for the entire term of the option, expected volatility of 67.5% for 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, and 81.0% for the year ended March 31, 2000, risk-free interest rates averaging 6.22% for 1997, 5.45% for the three months ended March 31, 1998, 4.74% for

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

the year ended March 31, 1999 and 5.82% for the year ended March 31, 2000 and expected lives of four years in 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000. The weighted average fair value of options granted was $9.30 in 2000, $14.30 in 1999, $19.15 in 1998 and $19.45 in
1997.

NOTE 12 -- RELATED PARTY TRANSACTIONS

  Purchase of majority interest by Infogrames SA

     On November 15, 1999, Infogrames SA and/or its subsidiaries purchased from the Company the Short-Term Note. In connection with this transaction, the Company issued to Infogrames SA warrants to purchase 10 shares of common stock of the Company at an exercise price of $0.05 per share.

     On December 16, 1999, the Company consummated a number of transactions with Infogrames SA and certain members of the founding Cayre family.

     Infogrames SA purchased 6,712 shares of common stock from the founding Cayre family for $25.0 million in cash and also purchased from the Cayre family $10.0 million of subordinated notes (the "Cayre Notes") of the Company.

     Infogrames SA purchased 5,714 shares of common stock from the Company for $50 million in cash ($8.75 per share) and $60.6 million principal amount of a new 5% subordinated convertible note of the Company (the "5% Note") in exchange for $25 million in cash, the Cayre Notes, the Short-Term Notes and $0.6 million of accrued interest. Interest of $0.9 million was accrued on the 5% Note through March 31, 2000. The 5% Note is convertible into common stock at $9.25 per share.

     As a result of these transactions, as of December 31, 1999, Infogrames SA owned approximately 12.42 million shares of the Company's common stock, or 60% of the voting securities of the Company. Pursuant to the Securities Purchase Agreement dated November 15, 1999 between the Company and Infogrames SA, the Company was required to pay not more than $2.0 million of Infogrames SA's attorney's and accountant's fees. As of March 31, 2000, $0.6 million remained payable to Infogrames SA for these fees.

     In connection with the assumption by Infogrames SA of the Company's credit agreement as of February 15, 2000, the Company issued to Infogrames SA warrants to purchase 45 shares of common stock at an exercise price of $0.05 per share.

  Purchases of product from Infogrames SA

     During the fiscal year ended March 31, 2000, the Company purchased $1.2 million of product from Infogrames SA, of which $1.1 million remains outstanding, representing approximately 1% of total purchases by the Company for such fiscal year.

  Transactions with former Shareholders and Directors

     The following transactions occurred between the Company and the former directors through their date of resignation, and accordingly, the information presented is from April 1, 1999 through December 16, 1999, the date that Infogrames SA purchased a majority interest in the Company.

  Leases

     In May 1995, G.T. Interactive Software (Europe) Limited, the Company's European subsidiary, entered into a lease with respect to its then principal executive offices with Marylebone 248 Realty LLC ("Marylebone 248"), an entity controlled by Joseph J. Cayre, former Chairman Emeritus of the Board of Directors and Jack J. Cayre, former Executive Vice president and a director of the Company. This lease was terminated in

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

August 1999. From April 1, 1999 through August 15, 1999, the Company paid approximately $119,000 in rent to Marylebone 248.

  Transactions with GoodTimes Home Video Corp. ("GTHV")

     GTHV, a majority of whose stock was formerly owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre, performed certain assembly and packaging services for the Company. The Company enters into arms length manufacturing transactions with GTHV on an as needed basis. The total amount charged to operations for manufacturing services for the year ended December 31, 1997 amounted to $2,498, respectively. The Company made cash payments totaling $330 and $1,148 to GTHV during the three months ended March 31, 1998 and the year ended March 31, 1999, respectively. During 1996, the Company sold approximately $3,488 of software to GTHV at fair market value. GTHV also performed certain assembly and packaging services for the Company. From April 1, 1999 through December 16, 1999, the Company paid approximately $260 in fees for such services. Additionally, as of March 31, 2000, the Company had liabilities to GTHV of approximately $2.1 million, which are expected to be extinguished in fiscal 2001.

  REPS Agreement

     In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. REPS provides such services to the Company as well as to third parties not affiliated with the Cayre family. The Company had an agreement with REPS pursuant to which REPS supplied such services through May 1, 2000. The Company is currently operating on a month to month basis under the terms of the expired agreement. The total amount charged to operations for these services amounted to approximately $4,817, $1,434 and $4,089 for the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999. Prior to entering into the REPS agreement with GTHV, from April 1, 1999 through December 16, 1999, the Company paid approximately $2,686 in fees to REPS.

  Travel Services

     The Company occasionally hired Excel Aire Service, Inc. ("Excel") to provide business travel services for its officers and employees. Excel leases its planes from JT Aviation Corp. ("JTAC"), a company owned by Joseph J. Cayre. Excel is not owned in whole or in part by any member of the Cayre family. Excel provided air travel to the Company at an hourly rate and on an as needed as available basis. During the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, the Company's aggregate air travel fees paid to JTAC were approximately $370, $40 and $217, respectively. During the year ended March 31, 1999, the Company paid approximately $311 to Excel. From April 1, 1999 through December 16, 1999, the Company paid approximately $69 to Excel.

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

  ClientLogic Corporation

     Transactions with ClientLogic Corporation ("ClientLogic"). The Company has entered into agreements with ClientLogic (formerly doing business as SOFTBANK Services Group) pursuant to which ClientLogic (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a per service basis. Both

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. During the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, the Company had charged to operations approximately $230, $41 and $251, respectively, in fees to ClientLogic. Jordan A. Levy, a former director of the Company, is Vice-Chairman of ClientLogic.

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

  Transactions between Infogrames UK Limited and GT Interactive Software Europe (Limited)

     GT Interactive Software Europe (Limited) ("GT UK") entered into a number of transactions with Infogrames UK Limited ("Infogrames UK") relating to the consolidation of its operations with Infogrames UK. Fixed assets having a net book value of $722 were transferred to Infogrames UK for $626. The resulting loss is included in restructuring charges. Inventory having a cost of $270 was transferred at original cost. Infogrames UK agreed to assume the ongoing costs of running GT UK's office from March 1, 2000 including the salary costs of a number of employees who transferred to Infogrames UK. Such salary charges totaled $265 and such charges that relate to ongoing operations other than salaries totaled $94 for the month of March 2000. The lease on the UK office was formally assigned to Infogrames UK in June 2000, although the rent for this office has been borne by Infogrames UK from March 1, 2000. $38 of such rent was re-charged to Infogrames UK for the month of March 2000. A deferred rent liability of $203 arising from an initial rent free period on the office was transferred to Infogrames UK.

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

     SingleTrac Loans. The Company has extended non-interest bearing loans to three former employees of the Company who were former stockholders of SingleTrac. The principal amount of each such loan is $100. Such loans become due and payable at the earliest of the sale of their stock of the Company, in November 1999 or six months following termination of the borrowers' respective employment with the Company. Each of the borrowers has pledged 4 shares of the Company's common stock, as collateral security for the loans. One loan was forgiven on July 9, 1999 pursuant to an amended employment agreement, which

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

provided for the loan forgiveness pursuant to termination of employment. $20 of another loan has been partially earned by the former employee, and the $80 balance repaid to the Company in May 2000. The Company intends to pursue collection of the third loan, which is still outstanding.

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

     Simultaneously, on September 11, 1998, the Company entered with First Union National Bank, as agent for a syndicate of banks (the "Banks"), into a new revolving credit agreement (the "Credit Agreement") as subsequently amended, expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150 shares of the Company's Common Stock. Of these, warrants to purchase 55 shares of Common Stock were immediately exercisable, warrants to purchase 50 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45 shares of Common Stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     As of February 15, 2000, Infogrames SA entered into an agreement with the Banks, pursuant to which Infogrames SA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by Infogrames SA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125 and paid to Infogrames SA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and (v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, the Bank Warrants were surrendered and cancelled and warrants to purchase 45 shares of Common Stock, at an exercise price of $0.05 per share, were issued to Infogrames SA.

     At March 31, 2000, the Company had outstanding borrowings under the Credit Agreement of approximately $71.7 million, and letters of credit amounting to approximately $1.6 million.

Long term debt consists of the following at March 31, 2000:

5% subordinated convertible note............................  $61,461
GAP 0% subordinated convertible notes.......................   36,367
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

     By order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment on its claim for $1.9 million allegedly due on the two delivered games and judgment was entered on March 14, 2000 in the amount of $2,411 (reflecting pre-judgment interest on the claim). The Company posted a bond in the amount of the judgment and immediately appealed from this order and judgment to the Appellate Division, First Department. On June 8, 2000, the Appellate Division, First Department affirmed the order and judgment entered by the Supreme Court. The Company has moved for leave to appeal to the Court of Appeals. As of March 31, 2000 the Company accrued approximately $2.4 million related to this judgement.

     In its order of March 3, 2000, the Court denied Scavenger's motion for partial summary judgment seeking $2.4 million on the two games never delivered. In addition, the Court denied Scavenger's motion for leave to amend the complaint to add claims for fraud and seeking damages of $100 million.

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. The complaint asserts five claims of breach and intentional interference, which seek $100 for the nonpayment and rejection of milestone nine, $400 for the balance of payments under the contract, $775 for alleged lost bundling opportunities, $775 for alleged intentional interference with bundling arrangements and $500 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

than the $800 in milestone payments advanced for the development of "Rebel Moon Revolution." Fenris has moved for summary judgment on its first cause of action ($100), and the Company has moved for summary judgment dismissing the bundling claim. The Company intends to vigorously defend this action and pursue its counterclaim.

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     The following unaudited summary represents the consolidated net revenues and operating income (loss) by reportable segment for the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999:

                                                 PUBLISHING    DISTRIBUTION    CORPORATE     TOTAL
                                                 ----------    ------------    ---------    --------
Year ended December 31, 1997:
  Net revenues.................................   265,700        264,977             --      530,677
  Operating income (loss)......................    55,629         50,295        (48,455)      57,469
Three months ended March 31, 1998:
  Net revenues.................................    48,700         57,067             --      105,767
  Operating income (loss)......................     7,884          9,151        (14,348)       2,687
Year ended March 31, 1999:
  Net revenues.................................   299,400        272,942             --      572,342
  Operating income (loss)......................    24,447         30,520       (103,569)     (48,602)
Year ended March 31, 2000:
  Net revenues.................................   252,301        123,268             --      375,569
  Operating income (loss)......................    19,156         11,526       (252,915)    (222,233)

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following represents the reconciliation of operating income (loss) as reported for reportable segments to consolidated totals for the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999:

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
                                    ========          ======         ========    =========

     Information about the Company's operations in the U.S. and other geographic locations for the year ended December 31, 1997, the three months ended March 31, 1998 and year ended March 31, 1999 are presented below.

                                                                           OTHER
                                                  UNITED      UNITED     GEOGRAPHIC
                                                  STATES     KINGDOM     LOCATIONS      TOTAL
                                                 --------    --------    ----------    --------
1997:
  Net revenues.................................  $423,197    $ 94,322     $ 13,158     $530,677
  Operating (loss) income......................   (44,332)     10,204        2,023      (32,105)
  Capital expenditures.........................     2,257      15,889          123       18,269
  Total assets.................................    55,453     349,019       11,516      415,988
Three months ended March 31, 1998:
  Net revenues.................................  $ 87,538    $ 14,132     $  4,097     $105,767
  Operating income (loss)......................     1,270        (295)       1,076        2,051
  Capital expenditures.........................       144       7,462           35        7,641
  Total assets.................................   281,422      39,904       11,411      332,737
Year ended March 31, 1999:
  Net revenues.................................  $469,670    $ 76,132     $ 26,540     $572,342
  Operating (loss) income......................   (68,947)    (13,666)       6,503      (76,110)
  Capital expenditures.........................     2,196      20,121          290       22,607
  Total assets.................................   374,084      49,296       15,531      438,911
Year ended March 31, 2000:
  Net revenues.................................  $287,173    $ 70,748     $ 17,648     $375,569
  Operating loss...............................  (222,122)    (37,793)      (3,376)    (263,291)
  Capital expenditures.........................       937       6,115        1,812        8,864
  Total assets.................................   138,783      10,749        9,675      159,207

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 20 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  THREE MONTHS     YEARS ENDED
                                                    YEAR ENDED       ENDED          MARCH 31,
                                                   DECEMBER 31,    MARCH 31,     ----------------
                                                       1997           1998        1999      2000
                                                   ------------   ------------   -------   ------
Issuance of common stock in connection with the
  acquisition of SingleTrac......................     $7,169         $   --      $    --   $   --
Issuance of stock options in connection with the
  acquisition of SingleTrac......................         --          3,007           --       --
Issuance of common stock in connection with the
  acquisition of OZM.............................         --             --       15,473       --
Issuance of stock options in connection with the
  acquisition of OZM.............................         --             --        1,347       --
Issuance of common stock in connection with the
  acquisition of Reflections.....................         --             --       12,279       --
Issuance of common stock in connection with the
  acquisition of Legend..........................         --             --          255       --
Issuance of stock options in connection with the
  acquisition of Legend..........................         --             --            9       --
Accrual for purchase price adjustment for One
  Stop...........................................         --          3,095           --       --
Warrants issued in connection with New Credit
  Agreement......................................         --             --           --    3,188
Warrants issued to GAP and acquired by Infogrames
  SA.............................................         --             --           --    8,833
Warrants issued in connection with Short-Term
  Note...........................................         --             --           --      150
Discount on GAP 0% Subordinated Convertible
  Note...........................................         --             --           --   14,351
Deferred financing costs in connection with
  Long-Term debt.................................         --             --           --    4,776
Common stock issued in lieu of partial royalty
  payment........................................         --             --           --    4,208
Cash paid for income taxes.......................     10,243              2       11,118    2,713
Cash paid for interest...........................      1,802            727        5,826    7,536

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 22 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the fiscal year ended March 31, 1999 are as follows:

                                                       THREE MONTHS ENDED
                                     ------------------------------------------------------
                                     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                     --------    -------------    ------------    ---------
Net revenues.......................  $116,391      $116,151         $246,303      $  93,497
Gross profit.......................    60,493        60,193          126,691         (4,990)
Operating income (loss)............     4,112         3,034           33,706       (116,962)
Net income (loss) from continuing
  operations.......................     1,803         1,369           17,332        (72,301)
Loss from discontinued
  operations.......................        --            --             (560)       (18,481)
Net income (loss) before dividends
  on preferred stock...............     1,803         1,369           16,772        (90,782)
Basic net income (loss) per share
  from continuing operations.......  $   0.13      $   0.10         $   1.24      $   (4.97)
Basic net (loss) per share from
  discontinued operations..........  $     --      $     --         $  (0.04)     $   (1.27)
Basic net income (loss) per
  share............................  $   0.13      $   0.10         $   1.20      $   (6.24)
Weighted average shares
  outstanding......................    13,612        13,618           13,949         14,555
Diluted net income (loss) per share
  from continuing operations.......  $   0.13      $   0.10         $   1.24      $   (4.97)
Diluted net (loss) per share from
  discontinued operations..........  $     --      $     --         $  (0.04)     $   (1.27)
Diluted net income (loss) per
  share............................  $   0.13      $   0.10         $   1.20      $   (6.24)
Weighted average shares
  outstanding......................    13,798        13,713           14,019         14,555

     Summarized quarterly financial data for the fiscal year ended March 31, 2000 are as follows:

                                                       THREE MONTHS ENDED
                                     ------------------------------------------------------
                                     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                     --------    -------------    ------------    ---------
Net revenues.......................  $121,325       $91,426         $101,727      $  61,091
Gross profit.......................    59,182        26,806           12,307        (24,027)
Operating loss.....................    (3,709)      (52,112)         (94,943)      (112,527)
Net loss from continuing
  operations.......................    (3,852)      (56,060)        (121,594)      (140,627)
Loss from discontinued
  operations.......................        --          (477)              --             --
Net loss before extraordinary
  items............................    (3,852)      (56,537)        (119,706)      (140,627)
Gain from extraordinary item, net
  of tax of $1,312.................        --            --            1,888             --
Net loss before dividends on
  preferred stock..................    (3,852)      (56,537)        (119,706)      (140,627)
Basic and diluted net loss per
  share from continuing
  operations.......................  $  (0.26)      $ (3.80)        $  (7.68)     $   (9.66)
Basic and diluted net loss per
  share from discontinued
  operations.......................  $     --       $ (0.03)        $     --      $      --
Basic and diluted net income per
  share from extraordinary items...  $     --       $    --         $   0.11      $      --
Basic and diluted net loss per
  share............................  $  (0.26)      $ (3.83)        $  (7.57)     $   (9.66)
Weighted average shares
  outstanding......................    14,574        14,772           15,816         14,555

                       INFOGRAMES, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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