Form 10-KT
period 2000-06-30
INFOGRAMES INC
filed 2000-09-12
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                       OR

[ X ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM MARCH 31, 2000 TO JUNE 30, 2000
                                                     COMMISSION FILE NO. 0-27338

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $ 0.01 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based on the $8.00 closing sale price of the Common Stock on August 30, 2000 as reported on the Nasdaq National Market, was approximately $63.4 million. As of August 30, 2000, there were 20,686,638 shares of the registrant's Common Stock outstanding (adjusted to reflect the one-for-five reverse stock split effected on June 26, 2000).

                                INFOGRAMES, INC.
                 JUNE 30, 2000 TRANSITIONAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
FORWARD LOOKING INFORMATION.................................................     ii
PART I      ................................................................      1
  ITEM 1.   Business........................................................      1
  ITEM 2.   Properties......................................................     14
  ITEM 3.   Legal Proceedings...............................................     14
  ITEM 4.   Submission of Matters to Vote of Security Holders...............     16
PART II     ................................................................     16
  ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters     ....................................................     16
  ITEM 6.   Selected Financial Data.........................................     18
  ITEM 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................     19
  ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk......     29
  ITEM 8.   Index to the Financial Statements and Supplementary Data........     30
  ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................     30
PART III    ................................................................     31
  ITEM 10.  Directors and Executive Officers................................     31
  ITEM 11.  Executive Compensation..........................................     33
  ITEM 12.  Security Ownership of Certain Beneficial Owners and Management       38
  ITEM 13.  Certain Relationships and Related Transactions..................     40
PART IV     ................................................................     43
  ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     43
SIGNATURES  ................................................................     49
CONSOLIDATED FINANCIAL STATEMENTS...........................................    F-1

                           FORWARD-LOOKING INFORMATION

      When used in this Transitional Report on Form 10-K, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. There can be no assurance that future results will be achieved, and actual results could differ materially from the forecasts and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, worldwide business and industry conditions (including consumer buying and retailer ordering patterns), adoption of new hardware systems, product delays, changes in research and development spending, software development requirements and their impact on product launches, Company customer relations (in particular, levels of sales to Wal-Mart and other mass merchants), retail acceptance of the Company's published and third-party titles, competitive conditions and other risk factors, including, but not limited to, those discussed in "Risk Factors" below at pages 9 to 14.

                                     PART I

ITEM 1.  BUSINESS

      Note: On June 27, 2000, our Board of Directors approved the change of our fiscal year from a year ended on March 31, which was the fiscal year end used in our last Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"), to the new fiscal year end of June 30. This report for the three month period ended June 30, 2000 covers the transition period. Unless otherwise indicated, references to fiscal 2000 mean the fiscal year ended March 31, 2000, references to fiscal 1999 mean the fiscal year ended March 31, 1999, and fiscal 2001 will refer to the fiscal year ending June 30, 2001.

                                    OVERVIEW

      Infogrames, Inc. (formerly GT Interactive Software Corp.), a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on PCs, the Sony PlayStation and Nintendo 64 platforms. The Company also is currently developing software for new platforms such as Sony PlayStation 2. During calendar year 1999, the Company had the fifth highest U.S. market share in number of units sold in the PC software game category. The Company is also a leader in certain sub-segments of the "edutainment" software market, including the fast growing children's education and leisure entertainment segments. According to PC Data, in 1999, the Company's Humongous studio ranked as the number three publisher in the U.S. market for PC education software on the basis of units sold.

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

      On June 26, 2000, the Company effected a one-for-five reverse stock split of the Company's common stock, par value $0.01 per share (the "Common Stock") to meet certain requirements of the Nasdaq National Market. See "Risk Factors -- Until Recently Our Common Stock Did Not Meet the Nasdaq National Market's Minimum Share Price Requirement and Was Subject to Delisting." Except as otherwise noted, references to share prices and the number of shares of Common Stock in this Transitional Report reflect the reverse stock split.

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

      The Company distributes both its own and third-party published software through an established distribution network. The Company believes that it is one of the few software publishers that sells its products directly to substantially all of the major retailers of computer software in the U.S. The Company's distribution division also markets older titles to retailers, extending the economic life of those products. The Company believes it is one of the largest distributors of consumer software to mass merchants in the U.S. The Company supplies consumer software (including its own and third-party published software) to approximately 2,470 Wal-Mart stores, approximately 2,096 Kmart stores and approximately 921 Target stores. The Company also distributes consumer software to other major retailers including Office Depot, Best Buy, CompUSA, AAFES, Sam's Club and Babbage's.

      During fiscal 2000, the Company made a significant effort to reorganize and refocus its distribution and value lines and the Company has continued this effort during the three months ended June 30, 2000. In July 1999, the Company began outsourcing its warehouse operations in the U.S. to Arnold Logistics ("Arnold Logistics"). The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers. This allows the Company to reduce distribution costs and to streamline operations to focus on producing more hit titles. Through this refocus, the Company decided to reduce its involvement in distribution of third-party product and the value lines of business. This has led to charges of approximately $11.1 million during the three month period ended June 30, 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In connection with its restructuring and reorganization as a result of the Infogrames transaction, the Company has decided to concentrate its efforts in North America. Effective December 31, 1999, the Company began the process of closing its European operations. Because of Infogrames SA's strong European presence, the Company has entered into an agreement with Infogrames SA to provide distribution of the Company's products in Europe and Australia. The Company believes that full-time operations in Europe are no longer necessary or efficient and that it will be able to access European markets through the strong distribution channels of Infogrames SA while concentrating its resources in other strategic areas.

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

      In fiscal 2000, the Company also published other titles under the WizardWorks brand such as Dirt Track Racing and Harley Davidson, along with a number of other titles targeted for the casual computer user.

      CompuWorks. Under the CompuWorks brand, the Company offers productivity and small office/home office software products. The Company has published such recent CompuWorks titles as Joy of Cooking, America's Greatest Chili Cookbook, National Golf Course Directory, Feng Shui, Holiday Card Creator '98, Yes 2K and Learn Office 2000.

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

FRONTLINE PUBLISHING

      The Company's Frontline Division is responsible for the development and publishing of cutting-edge, new release entertainment for the gaming enthusiast. This division has been the source of some of the industry's most successful titles including Driver, Duke Nukem, Oddworld, Unreal Tournament and Total Annihilation. Frontline releases are largely responsible for the Company's fifth-place market share position in PC Data's 1999 rankings for the PC games category. The Company has successfully exploited Frontline's strengths in cutting edge PC entertainment software to gain entry into the high growth videogame console platform market. In the three month period ended June 30, 2000, approximately 7% of the division's revenues were generated from sales of PlayStation, Nintendo and other console software.

      The Frontline Division publishes entertainment software developed by a variety of internal and third-party studios. Approximately 36% of Frontline's revenues for the three month period ended June 30, 2000 were generated from products developed by the Company's internally owned studios.

      The Company has substantially reduced the number of new releases published annually by the Frontline Division. This more selective approach to new releases is expected to result in lower research and development costs, increased efficiency, greater focus and more control over production schedules. In support of this effort, the Company has closed three internal studios and is currently reducing the size of another. A summary description of each of Frontline's continuing internal studios is set forth below.

  Internal Development Studios

      SingleTrac. In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), the developer of hit PlayStation titles including JetMoto I and II, Twisted Metal I and II and WarHawk. Since it was acquired by the Company, SingleTrac has produced Rogue Trip and Streak. As of June 30, 2000 the Company has begun the closing of SingleTrac in connection with the Company's reorganization and refocus of its frontline publishing business. Total charges for the three months ended June 30, 2000 are approximately $2.0 million. The Company expects to complete this plan by September 30, 2000.

      Reflections. The Company acquired Newcastle, England-based Reflections Interactive Limited ("Reflections") in December 1998. Reflections was the developer of the PlayStation hits: Destruction Derby and Destruction Derby II. In the twelve month period ended June 30, 2000, the Company shipped approximately three million units of Driver, Reflections' newest title. Additionally, the Company has announced sequels of Driver, scheduled to be released in fiscal 2001.

      Oddworld Inhabitants. In November 1996, the Company invested in convertible preferred stock of Oddworld Inhabitants, Inc. ("Oddworld"), which is convertible into approximately 50% of the common equity of Oddworld. The Company also entered into an exclusive worldwide publishing agreement with Oddworld. Since that time, Oddworld has developed and shipped the first two successful installments of its Oddworld series: Abe's Oddysee and Abe's Exoddus. Each title has sold more than one million units worldwide.

      Legend Entertainment. The Company acquired Legend Entertainment Company ("Legend") in December 1998. Legend has developed a number of titles for the Company, including Unreal Mission Pack I and Wheel of Time and is currently developing Unreal 2.

  External Product Development

      Since its inception, the Company has established publishing and distribution relationships with various independent developers. For the three month period ended June 30, 2000, approximately 64% of the Company's Frontline publishing revenues were derived from products developed by independent, third-party developers. For example, the Duke Nukem franchise created by 3D Realms has generated for the Company gross unit sales, including add-ons and sequels, to date in excess of three million units worldwide. From May 1998 through June 2000, the Company shipped more than 1.5 million units of Unreal franchise releases created by Epic Games, another third-party developer.

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

                                  DISTRIBUTION

      The Company's strength in distribution in North America, as well as its distribution presence in Europe and Australia through Infogrames SA, ensures access to valuable shelf space for its published products. The Company believes that it is one of the few software publishers that sells directly to substantially all of the major retailers of computer software in the U.S. and that it is one of the largest distributors of computer software to mass merchants in the U.S. The Company supplies consumer software (including its own and third-party published software) to approximately 2,470 Wal-Mart stores, approximately 2,096 Kmart stores and approximately 921 Target stores.

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

      Value. In June 1995, the Company acquired Slash Corporation, a leading publisher, merchandiser and distributor of value-priced software. The value business purchases older titles from other publishers and sells them as "value" titles to retailers. This helps the publisher extend the life cycle of its products. The products are intended for retail price points of $4.98 to $19.99 and may include boxed products as well as products in jewel cases. The value business may purchase finished goods or may license the rights to produce finished goods from the publisher. The Company sells value programs to some retailers in which the Company is responsible for stocking a four-foot or eight-foot section in the retailers' stores.

GEOGRAPHY

      In connection with its restructuring and reorganization and the Infogrames transaction, the Company has decided to concentrate its efforts in North America. Effective December 1, 1999, the Company began the process of closing its European operations. Because of Infogrames SA's strong European presence, the Company has entered into an agreement with Infogrames SA to provide distribution of the Company's products in Europe and, effective July 1, 2000, in Australia, pursuant to which the Company is entitled to receive 30% of the gross profit on such products. The Company believes that Infogrames SA's strong presence in Europe and Australia will provide effective distribution in Europe and Australia of the Company's titles while allowing the Company to focus its efforts in North America. The Company continues to maintain an office in Australia, the results of operations of which are consolidated in the results of operations of the Company.

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

      In fiscal 1999, the Company consolidated its three North American sales organizations into a single sales organization in order to improve the efficiency of its sales effort. Currently, the Company has 14 customer sales representatives who serve as the primary contacts with the Company's largest 25 customers. In addition, the Company has five divisional sales representatives who work with the Company's customer sales representatives and their customers to help provide leadership and direction to the Company's selling efforts.

      In connection with the Company's restructuring and reorganization and the Infogrames transaction, for the period from November 16, 1999 through June 30, 2000, the Company was granted the non-exclusive right in the U.S. and Canada to act as the sales agent for Infogrames North America, Inc., an indirect wholly owned subsidiary of Infogrames SA ("INA"), for INA's products, pursuant to which the Company received 3% of net receipts for such products. The parties subsequently entered into an affiliated label agreement for the period from July 1, 2000 to June 30, 2001 providing for payment to the Company of 15% of net revenue for sales, distribution, credit and collection services.

HARDWARE LICENSES

      The Company currently develops software for use with the Sony PlayStation and PlayStation 2 and Nintendo 64 and Gameboy video game systems pursuant to licensing agreements with Sony and Nintendo, respectively. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each licensor. Each license also requires that the Company pay the licensor a per-unit license fee from product sales.

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

      The Company's CD-ROM disk duplication and the printing of user manuals and packaging materials are performed to the Company's specifications by outside sources. Disks, user manuals and sales brochures have been, for the most part, assembled for sale by the Company. Commencing in September, 2000, the Company has entered into an agreement with JVC to assemble the disks, user manuals and sales brochures. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects. No concentration for the supply of the Company's publishing needs currently exists and a number of vendors are available.

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

EMPLOYEES

      As of June 30, 2000, the Company had 651 employees worldwide. Domestically, there were a total of 619 employees with 136 in administration and finance, 48 in operations, 112 in sales and marketing, 321 in product development and 2 in manufacturing and distribution. As of June 30, 2000, the Company terminated its affiliation with Local 734 of the Laborers International Union of North America of the AFL-CIO, which represented certain employees in manufacturing and distribution, as the Company's manufacturing and distribution operations were outsourced. This process was done in an amicable manner.

      Internationally, as of June 30, 2000, the Company had 32 employees with 15 in administration, 5 in operations, 10 in sales and marketing and 2 in product development. Most of the Company's international employees will no longer be employed by the Company after June 30, 2000 as a result of the Company's decision to shut down its European operations, although some employees may be transferred to Infogrames SA.

      In connection with the Company's restructuring and reorganization and the Infogrames transaction, as of November 16, 1999, Infogrames SA has been providing certain management and support services to the Company, including financial, legal and administrative personnel and services, on a cost plus expenses basis pursuant to the terms of a Services Agreement between the parties. The Services Agreement expires on December 31, 2000, unless otherwise terminated earlier or extended by the parties.

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

      Infogrames SA has granted the Company a non-exclusive, royalty-free license to use the name Infogrames, which license may not be canceled on less than one-year's notice unless the Company breaches its obligations under the license. Pursuant to this license, all of the Company's products will be marketed under the Infogrames brand. The Company believes that the Infogrames brand is well respected in the interactive entertainment software industry and that this new branding strategy will strengthen the Company's image with customers and the industry as a whole. In addition, management believes that a number of factors provide the Company with competitive opportunities in the industry, including its extensive catalog of multi-platform products, strength in the mass market, and strong sales forces in North America and, through Infogrames SA, in Europe and Australia. The Company believes that solid franchises such as Driver and attractive licenses with Harley Davidson, as well as its base of productive publishing assets, provide the Company with a competitive angle to market its products.

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

      OUR SUCCESS DEPENDS ON INFOGRAMES SA's SUCCESS AND WILLINGNESS TO CONTINUE TO SUPPORT THE COMPANY. The Company depends upon Infogrames SA for its senior executives, certain management and support services, financial funding and distribution of its products in Europe and Australia. The success of the Company is dependent upon Infogrames SA's success and its willingness to continue to support the Company. Management believes that the Company's ability to operate on a stand-alone basis may be limited. Although the Company is exploring various strategic alternatives, there can be no assurance that any such transactions will be consummated, or that if consummated any such transactions will improve the Company's business, operating results or financial condition.

      WE WILL NEED ADDITIONAL FINANCING. Since its acquisition of a majority stake in the Company, Infogrames SA has to date provided financing to the Company, although there can be no assurance that it will continue to do so. Management believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations, cash available under the Credit Agreement with Infogrames SA and continued financial support from Infogrames SA, will be sufficient to fund the Company's operations and cash flows throughout fiscal 2001. While management believes that replacement funding will be available from Infogrames SA or other sources, there can be no assurance that future financing will be available on favorable terms, if at all.

      OUR ACQUISITION OF INFOGRAMES NORTH AMERICA, INC. MAY NOT BE COMPLETED ON A TIMELY BASIS AND, UPON COMPLETION, MAY NOT RESULT IN THE BENEFITS ANTICIPATED. On September [6], 2000, we entered into an Agreement and Plan of Merger with Infogrames SA, California U.S. Holdings, Inc., a wholly-owned subsidiary of Infogrames SA ("CUSH"), and INA, a wholly owned subsidiary of CUSH, pursuant to which we will acquire all of the capital stock of INA. While we believe that this transaction will create stockholder value by providing greater economies of scale, cost reduction, a more diversified product portfolio, increased market strength with vendors and customers and increased financial strength as a result of the reduction of debt, we cannot assure you that it will be completed in a timely manner or that we will realize all of these expected benefits. In addition, we will need to spend a significant amount of time and resources to integrate INA into the Company, which may divert management's attention from running the business of the Company.

      THE LOSS OF EITHER WAL-MART OR TARGET AS KEY CUSTOMERS COULD NEGATIVELY AFFECT OUR BUSINESS. Our sales to Wal-Mart and Target accounted for approximately 37% and 14%, respectively, of net revenues for the three months ended June 30, 2000 and our gross accounts receivable from Wal-Mart and Target were approximately $15.5 million and $16.4 million, respectively, at June 30, 2000. Our business, operating results and financial condition would be adversely affected if:

      -     we lost Wal-Mart or Target as a customer,

      -     we began shipping fewer products to Wal-Mart or Target,

      -     we were unable to collect receivables from Wal-Mart or Target, or

      - we experienced any other adverse change in our relationship with Wal-Mart or Target.

      We do not have any written agreements or understandings with either Wal-Mart or Target. Consequently, our relationship with either Wal-Mart or Target could end at any time. We cannot assure you that Wal-Mart and Target will continue to use us as a major supplier of consumer software, or at all. During the second half of 1997, Wal-Mart began purchasing software directly from five publishers whose software was previously sold to Wal-Mart through the Company. During the calendar years 1999 and 2000, Wal-Mart has continued, and can be expected to continue, to buy software directly from other publishers, rather than purchasing software through the Company. These direct purchases could significantly reduce our sales to Wal-Mart.

      OUR REVENUES WILL DECLINE AND OUR COMPETITIVE POSITION WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS. Our continued success in the publishing business depends on the timely introduction of successful new products, sequels or enhancements of existing products to replace declining revenues from older products. A significant delay in introducing new products, sequels or enhancements could materially and adversely affect the ultimate success of our products and, in turn, our business, operating results and financial condition, particularly in view of the seasonality of our business. For example, the introduction of five major titles was delayed from the fourth quarter of fiscal 1999 to the first half of the fiscal year ended March 31, 2000, significantly contributing to operating losses during the fourth quarter of fiscal 1999. The process of introducing new products, sequels or product enhancements is extremely difficult and will only become more difficult as new platforms and technologies emerge. Competitive factors in our industry demand that we create increasingly sophisticated products, which in turn makes it difficult to produce and release these products on a predictable schedule.

      WE MAY BE UNABLE TO DEVELOP, MARKET AND PUBLISH NEW PRODUCTS IF WE ARE UNABLE TO SECURE OR MAINTAIN RELATIONSHIPS WITH INDEPENDENT SOFTWARE DEVELOPERS. Although we have substantially increased our internal software capabilities over the last five years, we are still dependent, to a meaningful degree, upon independent software developers. For the three months ended June 30, 2000, approximately 36% of our Frontline publishing revenues were derived from products developed by independent developers. Consequently, our success depends in part on our continued ability to obtain or renew product development agreements with independent developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products which were originally developed by independent developers for the Company. In addition, many of our competitors have greater access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent developers to enter into publishing agreements with us.

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

      BECAUSE SOME LICENSORS HAVE SIGNIFICANT CONTROL OVER THE COMPANY'S PRODUCTS, THERE MAY BE MATERIAL DELAYS OR INCREASES IN THE COST OF MANUFACTURING THOSE PRODUCTS. We are required to obtain a license to develop and distribute software for each of the video game systems for which we develop products. We currently have licenses from Sony to develop products for the Sony PlayStation and PlayStation 2, and Nintendo and Gameboy to develop products for Nintendo 64. Our contracts with Sony and Nintendo often grant them significant control over the manufacturing of the Company products. For example, we are obligated to submit new games to Sony or Nintendo for approval prior to development and/or manufacture. In some circumstances, this could adversely affect the Company by:

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

      REVENUES FROM OUR DISTRIBUTION BUSINESS MAY DECLINE AS COMPETITION INCREASES AND INTERNET TECHNOLOGY IMPROVES. During the three months ended June 30, 2000, revenues from our distribution business were approximately 18% of net revenues. Several of our customers have begun to purchase directly from software publishers rather than purchasing software through the Company. New video game systems and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition. In addition, revenues from our distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products or order products directly from publishers or from unauthorized or illegal sources over the Internet.

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

         UNTIL RECENTLY OUR COMMON STOCK DID NOT MEET THE NASDAQ NATIONAL MARKET'S MINIMUM SHARE PRICE REQUIREMENT AND WAS SUBJECT TO DELISTING.

         As a condition to continued listing on the Nasdaq Stock Market's National Market, Nasdaq rules require that the minimum bid price for our common stock be at least $5 per share for ten consecutive days. We were notified by the Nasdaq Stock Market ("Nasdaq") that our common stock did not meet this requirement and that proceedings were instituted to delist our common stock from the Nasdaq National Market. On June 2, 2000, we filed a notice of appeal with the Nasdaq Listing Qualifications Hearing Department. This notice had the effect of automatically staying the delisting proceedings until a Nasdaq Listing Qualification Panel could be convened to consider our appeal. On June 26, 2000, we effected a one-for-five reverse stock split in order to bring our common stock in compliance with Nasdaq's listing requirements. On June 27th, the first day of trading following the reverse stock split, our common stock met the minimum bid requirement. On July 6th, our appeal was heard by the Nasdaq Listing Qualification Panel. On August 9, 2000, we received notice from the Nasdaq that the panel had determined to continue the listing of our common stock on the Nasdaq National Market and the hearing file was closed. Although we cannot predict whether our common stock will continue to meet the listing requirements, we intend to remain in full compliance with Nasdaq requirements.

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

         The Company has assumed leases in connection with certain of its acquisitions and entered into leases for certain of its internal development studios totaling approximately 76,000 square feet with lease expiration dates from June 2000 through September 2010. These properties are located in Utah, England, the Netherlands, Germany and France.

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

ITEM 3.  LEGAL PROCEEDINGS

         Scavenger. On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in Supreme Court, New York County, claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances

($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million) and losing contracts with unspecified third parties ($4 million) as a result of the Company's alleged breach. The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment.

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

         The Company moved for partial summary judgment seeking dismissal of the claim for consequential damages ($75-125 million) and additional royalties ($5 million). By order entered June 21, 2000, the Court denied the Company's motion and granted Scavenger leave to conduct an audit of royalties allegedly due to Scavenger. The Company has perfected an appeal to the Appellate Division--First Department from that portion of the order which denied the motion for partial summary judgment on the claim for consequential damages. That appeal is expected to be heard in September 2000. The Company also moved for reargument of the same portion of the order before the trial court. On September 7, 2000, on the record of oral argument, the trial court granted the Company's motion to reargue with respect to Scavenger's fourth cause of action for consequential damages ($100 million) and, on reargument, granted the motion for partial summary judgment dismissing the claim. Scavenger intends to appeal. The Company will withdraw the appeal it had filed with respect to this claim.

         Finally, the Company has made a motion in the Supreme Court to dismiss the second cause of action (seeking $2.4 million in royalty advances, plus interest) on the ground that the Court's reasoning in granting Scavenger partial summary judgment on the first cause of action requires dismissal of the second cause. Scavenger has cross-moved for summary judgment on this cause, arguing that the Court's ruling on the first cause of action should lead to judgment in favor of Scavenger on the second cause. These motions were submitted September 1, 2000.

         Herzog. In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997. The plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's Common Stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. Motions were made by certain groups of plaintiffs for their appointment as lead plaintiffs in the actions. On October 7, 1998, the Court appointed lead plaintiffs and lead counsel to the plaintiffs in the actions. The plaintiffs' consolidated and amended complaint was filed and served in early January 1999. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 under the Exchange Act against the Company's independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999, the Court granted the motion to dismiss. Plaintiffs have appealed from the dismissal of the action, and oral argument on the appeal was held on June 8, 2000. On July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company (but not as to Arthur Andersen LLP) and remanding the action to the district court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc.

         James. On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the video game business, companies that produced or distributed the movie "The Basketball Diaries," and companies that allegedly provide obscene Internet content. The complaint alleges, with respect to the Company and other video game corporations, that Carneal was influenced by the allegedly violent content of certain video games and that the video game manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately ten other videogame corporations have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000 the district court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit.

         Fenris. On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. The complaint asserts five claims of breach and intentional interference, which seek $100,000 for the nonpayment and rejection of milestone nine, $400,000 for the balance of payments under the contract, $775,000 for alleged lost bundling opportunities, $775,000 for alleged intentional interference with bundling arrangements and $500,000 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400,000 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less than the $800,000 in milestone payments advanced for the development of "Rebel Moon Revolution." Fenris has moved for summary judgment on its first cause of action ($100,000), and the Company has moved for summary judgment dismissing the bundling claim. By order entered September 1, 2000, the Supreme Court denied in Fenris both Fenris' motion for partial summary judgment on its first cause of action and the Company's motion for partial summary judgment dismissing the bundling claim.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On July 25, 2000, the Company held an Annual Meeting of stockholders. At the meeting, the stockholders voted on the following proposals: (i) to elect two Class I directors and two Class II directors; (ii) to ratify the appointment of Deloitte & Touche LLP ("Deloitte & Touche") as the Company's independent auditor; and (iii) to approve and adopt the Infogrames, Inc. 2000 Stock Incentive Plan.

         Denis Guyennot and Ann E. Kronen were elected as Class I directors whose terms expire in 2002. Steven A. Denning and Thomas Schmider were elected as Class II directors whose terms expire in 2003. The Class III directors, Bruno Bonnell and Thomas A. Heymann, were not up for election. The Class I and Class II directors were elected by the following number of votes:

           NOMINEE                         FOR              AGAINST/ABSTAIN
           -------                         ---              ---------------
      Steven A. Denning                  80,219,391              182,907
      Denis Guyennot                     79,696,277              706,021

      Ann E. Kronen                      80,220,622              181,676
      Thomas Schmider                    79,696,631              705,667


         The stockholders ratified the appointment of Deloitte & Touche for the fiscal year ended March 31, 2000, and, in connection with the change of the Company's fiscal year end from March 31 to June 30, the transitional fiscal year ended June 30, 2000 and the fiscal year ending June 30, 2001.

                  FOR                AGAINST/ABSTAIN
                  ---                ---------------
              80,361,392                  32,021


         The Board of Directors presented the 2000 Stock Incentive Plan (the "2000 Plan") to the stockholders for their approval. The 2000 Plan provides initially for the issuance of a total of up to 3,000,000 authorized and unissued shares of Common Stock, treasury shares and/or shares acquired by the Company for purposes of the 2000 Plan, and may be increased annually commencing January 1, 2001, at the discretion of the Board of Directors. Awards under the 2000 Plan may be made in the form of (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) dividend equivalent rights and (vii) other stock based awards.

                  FOR                AGAINST/ABSTAIN
                  ---                ---------------
              79,322,023                 1,040,835

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq National Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the three month transition period ended March 31, 1998 and the fiscal years ended March 31, 1999 and 2000 and the three month transition period ended June 30, 2000 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On June 26, 2000, the Company effected a one-for-five reverse stock split of the Common Stock to meet certain requirements of the Nasdaq National Market. See "Risk Factors -- Until Recently Our Common Stock Did Not Meet the Nasdaq National Market's Minimum Share Price Requirement and Was Subject to Delisting." Except as otherwise noted, references to share prices and the number of shares of Common Stock in this Transitional Report on Form 10-K reflect the reverse stock split.

                                                                                            HIGH         LOW
                                                                                            ----         ---
Fiscal 1999
   First Quarter..................................................................       $  55 5/8   $  35
   Second Quarter.................................................................       $  45       $  22 1/2
   Third Quarter..................................................................       $  37 3/16  $  18 3/4
   Fourth Quarter.................................................................       $  29 1/16  $  19 3/8
Fiscal 2000
   First Quarter..................................................................       $  22 1/2   $  13 3/4
   Second Quarter.................................................................       $  18 7/16  $  12 13/16
   Third Quarter..................................................................       $  15 15/16 $  8 9/32
   Fourth Quarter.................................................................       $  21 1/4   $  9 3/8
Three Month Period Ended June 30, 2000............................................       $  18 3/4   $  5 1/8


         On August 30, 2000, the last reported sale price of the Common Stock on the Nasdaq National Market was $8.00. As of August 30, 2000, there were approximately 7,160 beneficial owners of the Common Stock.

         The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business. The Company has not paid any cash dividends nor does it anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the payment of cash dividends may be limited by financing agreements entered into by the Company in the future.

RECENT SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities for the three month period ended June 30, 2000.

ITEM  6.  SELECTED FINANCIAL DATA

         The following tables set forth selected consolidated financial information of the Company which, for each of the years in the two year period ended December 31, 1997, the three months ended March 31, 1998, the years ended March 31, 1999 and 2000, and the three month period ended June 30, 2000 is derived from the audited consolidated financial statements of the Company. Consolidated financial information for the three months ended March 31, 1997, the twelve months ended March 31, 1998 and the three months ended June 30, 1999 is unaudited. These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Transitional Report on Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    YEARS ENDED      THREE MONTHS ENDED            YEARS ENDED             THREE MONTHS ENDED
                                   DECEMBER 31,           MARCH 31,                 MARCH 31,                   JUNE 30,
                                  ---------------      ---------------      --------------------------     ------------------
                                  1996       1997      1997       1998      1998       1999       2000       1999       2000
                                  ----       ----      ----       ----      ----       ----       ----       ----       ----
                                                     (UNAUDITED)          (UNAUDITED)                      (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues................    $365,490   $530,677  $ 93,381   $105,767  $543,063   $572,342   $375,569   $121,325   $ 32,983
Cost of Goods Sold..........     214,580    315,134    57,883     57,092   314,343    329,959    296,301     62,143     16,150
                                --------   --------  --------   --------  --------   --------   --------   --------   --------
Gross Profit................     150,910    215,543    35,498     48,675   228,720    242,383     79,268     59,182     16,833
Selling and distribution
  expenses..................      76,235     98,689    16,538     24,467   106,618    147,499    147,814     33,876     16,829
General and administrative
  expenses..................      31,157     46,611     8,623     10,655    48,643     66,616     87,113     11,761     16,146
Research and development....       5,633     13,824     2,397     10,866    22,293     76,870     66,574     16,366      9,582
Royalty advance write-off...          --     73,821        --         --    73,821         --         --         --         --
Restructuring and other
  charges...................          --         --        --         --        --     17,479     37,948         --     11,081
Purchased research and
  development...............          --     11,008        --         --    11,008      5,000         --         --         --
SingleTrac retention bonus..          --      2,400        --         --     2,400      1,680         --         --         --
Amortization of goodwill....       1,092      1,295       347        636     1,584      3,349      3,110        888        561
                                --------   --------  --------   --------  --------   --------   --------   --------   --------
Operating income (loss).....      36,793    (32,105)    7,593      2,051   (37,647)   (76,110)  (263,291)    (3,709)   (37,366)
Interest Expense............          --     (1,010)       --       (557)   (1,567)    (5,108)   (17,167)    (1,959)    (3,318)
Other Income (loss).........       3,974     (1,065)      247       (832)   (2,144)      (207)      (793)      (293)      (384)
                                --------   --------  --------   --------  --------   --------   --------   --------   --------
Income (loss) before
  provision for (benefit
  from) income taxes........      40,767    (34,180)    7,840        662   (41,358)   (81,425)  (281,251)    (5,961)   (41,068)
Total provision for (benefit
  from) income taxes........      15,628     (9,157)    3,386        304   (12,239)   (29,628)    40,882     (2,109)       876
                                --------   --------  --------   --------  --------   --------  ---------   --------   --------
Net income (loss) from
  continuing operations.....      25,139    (25,023)    4,454        358   (29,119)   (51,797)  (322,133)    (3,852)   (41,944)
Discontinued operations:
  Loss from operations of OZM         --         --        --         --        --     (3,531)        --         --         --
  Loss on disposal of OZM...          --         --        --         --        --    (15,510)      (477)        --         --
                                --------   --------  --------   --------  --------   --------  ---------   --------   --------
  Loss from discontinued
   operations...............          --         --        --         --        --    (19,041)      (477)        --         --
                                --------   --------  --------   --------  --------   --------  ---------   --------   --------
Net income (loss) before
  extraordinary item........      25,139    (25,023)    4,454        358   (29,119)   (70,838)  (322,610)    (3,852)   (41,944)
Extraordinary item:
  Gain on early
   extinguishment of debt
   (net of tax of $1,312)...          --         --        --         --        --         --      1,888         --         --
                                --------   --------  --------   --------  --------   --------  ---------   --------   --------
Net income (loss) before
  dividends on preferred stock    25,139    (25,023)    4,454        358   (29,119)   (70,838)  (320,722)    (3,852)        --
Less dividends on preferred
  stock.....................          --         --        --         --        --        226         --        600         --
                                --------   --------  --------   --------  --------   --------  ---------   --------   --------
Net income (loss)
  attributable to common
  stockholders..............    $ 25,139   $(25,023) $  4,454   $    358  $(29,119)  $(71,064) $(320,722)  $ (4,452)  $(41,944)
                                ========   ========  ========   ========  ========   ========  ==========  ========   ========

                                    YEARS ENDED      THREE MONTHS ENDED               YEARS ENDED               THREE MONTHS ENDED
                                    DECEMBER 31,           MARCH 31,                    MARCH 31,                    JUNE 30,
                                  ----------------   -------------------      ----------------------------      ------------------
                                  1996        1997      1997       1998       1998        1999        2000       1999         2000
                                  ----        ----      ----       ----       ----        ----        ----       ----         ----
                                                     (UNAUDITED)           (UNAUDITED)                        (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic income (loss) per share
  from continuing operations..  $  1.89    $ (1.87)   $   0.33   $   0.03   $  (2.16)   $  (3.72)   $ (19.58)   $(0.31)     $ (2.03)
Basic loss per share from
  discontinued operations.....      -.-        -.-         -.-        -.-        -.-    $  (1.37)   $   (.03)       --           --
Basic income per share from
  extraordinary item..........      -.-        -.-         -.-        -.-        -.-         -.-        0.11        --           --
                                -------    -------    --------   --------   --------    --------    --------    ------      -------
Basic income (loss) per
  share.......................  $  1.89    $ (1.87)   $   0.34   $   0.03   $  (2.16)   $  (5.10)   $ (19.50)   $(0.31)     $ (2.03)
Weighted average shares
  outstanding(1)..............   13,278     13,396      13,279     13,588     13,473      13,931      16,451    14,574       20,680
                                =======    =======    ========   ========   ========    ========    ========    ======      =======
Diluted income (loss) per
  share from continuing
  operations..................  $  1.84    $ (1.87)   $   0.33   $   0.03   $  (2.16)   $  (3.73)   $ (19.58)   $(0.31)     $ (2.03)
Diluted income (loss) per
  share from discontinued
  operations..................      -.-        -.-         -.-        -.-        -.-    $  (1.37)   $  (0.03)       --           --
Diluted income per share from
  extraordinary item..........      -.-        -.-         -.-        -.-        -.-         -.-        0.11        --           --
                                -------    -------    --------   --------   --------    --------    --------    ------      -------
Diluted income (loss) per
  share.......................  $  1.84    $ (1.87)   $   0.33   $   0.03   $  (2.16)   $  (5.10)   $ (19.50)   $(0.31)     $ (2.03)
Weighted average shares
  outstanding(1)..............   13,663     13,396      13,472     13,677     13,473      13,931      16,451    14,574       20,680
                                =======    =======    ========   ========   ========    ========    ========    ======      =======

(1) Reflects the one-for-five reverse stock split approved by the Company's Board of Directors which was effected on June 26, 2000. All periods have been restated to reflect the reverse stock split.

                                                                   DECEMBER 31,                    MARCH 31,               JUNE 30,
                                                                   ------------          ----------------------------      --------
                                                                  1996       1997        1998        1999        2000        2000
                                                                  ----       ----        ----        ----        ----        ----
BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments.......     $ 76,584   $ 39,713    $ 17,329    $ 13,512    $ 19,587    $ 12,302
Working capital (deficit)..................................      113,652     77,965      69,994     131,770    (104,834)   (138,922)
Total assets...............................................      308,794    370,165     295,862     438,911     159,207     114,779
Total debt.................................................        1,415     54,619      28,017      98,750     169,526     197,863
Stockholders' equity (deficit).............................      152,138    134,241     138,889     127,133    (154,219)   (199,965)


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

         Effective January 1, 1998, the Company changed its fiscal year from December 31 to March 31. Effective April 1, 2000, the Company changed its fiscal year from March 31 to June 30. Accordingly, the discussion of financial results set forth below compares the three month period ended June 30, 2000 to the three month period ended June 30, 1999, the twelve months ended March 31, 2000 to the twelve months ended March 31, 1999, the twelve months ended March 31, 1999 to the twelve months ended March 31, 1998, the three months ended March 31, 1998 to the three months ended March 31, 1997 and the twelve months ended December 31, 1997 to the twelve months ended December 31, 1996.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for each of the years in the two years ended December 31, 1997, the three months ended March 31, 1998, the twelve months ended March 31, 1999 and 2000, which is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the three months ended March 31, 1997, the twelve months ended March 31, 1998 and the three months ended June 30, 1999 is derived from the unaudited financial statements of the Company.

                                    YEARS ENDED       THREE MONTHS ENDED             YEARS ENDED           THREE MONTHS ENDED
                                    DECEMBER 31,           MARCH 31,                  MARCH 31,                 JUNE 30,
                                   ---------------    ------------------     --------------------------    ------------------
                                   1996       1997      1997       1998      1998       1999       2000      1999       2000
                                   ----       ----      ----       ----      ----       ----       ----      ----       ----
                                                     (unaudited)          (unaudited)                     (unaudited)
Net revenues................      100.0%     100.0%    100.0%     100.0%    100.0%     100.0%     100.0%    100.0%     100.0%
Cost of goods sold..........       58.7       59.4      62.0       54.0      57.9       57.7       78.9      51.2       49.0
                                  -----      -----     -----      -----     -----      -----      -----     -----      -----
Gross profit................       41.3       40.6      38.0       46.0      42.1       42.3       21.1      48.8       51.0
Selling and distribution
  expenses..................       19.9       18.6      17.7       23.1      19.6       25.8       39.4      27.9       31.0
General and administrative
  expenses..................        9.5        8.8       9.2       10.1       9.0       11.6       23.2       9.7       49.0
Research and development....        1.5        2.6       2.6       10.3       4.1       13.4       17.7      13.5       29.0
Royalty advance write-off...        -.-       13.9       -.-        -.-      13.6        -.-        -.-       -.-        -.-
Restructuring and other
  charges...................        -.-        -.-       -.-        -.-       -.-        3.1       10.1       -.-       33.6
Purchased research and
  development...............        -.-        2.1       -.-        -.-       2.0        0.9        -.-       -.-        -.-
SingleTrac retention bonus..        -.-        0.4       -.-        -.-       0.4        0.3        -.-       -.-        -.-
Amortization of goodwill....        0.3        0.2       0.4        0.6       0.3        0.6        0.8       0.7        1.7
                                  -----      -----     -----      -----     -----      -----      -----     -----      -----
Operating income (loss).....       10.1       (6.0)      8.1        1.9      (6.9)     (13.4)     (70.1)     (3.1)    (113.3)
Interest expense............        -.-       (0.2)      -.-       (0.5)     (0.3)      (0.8)      (4.6)     (1.6)     (10.0)
Other income (loss).........        1.1       (0.2)      0.3       (0.8)     (0.4)      (0.1)      (0.2)     (0.2)      (1.2)
                                  -----      -----     -----      -----     -----      -----      -----     -----      -----
Income (loss) before
  provision for (benefit
  from) Income taxes........       11.2       (6.4)      8.4        0.6      (7.6)     (14.3)     (74.9)     (4.9)    (124.5)
Provision for (benefit from)
  income taxes..............        4.3       (1.7)      3.6        0.3      (2.2)      (5.2)      10.9      (1.7)      (3.0)
Net income (loss) from
  continuing operations.....        6.9       (4.7)      4.8        0.3      (5.4)      (9.1)     (85.8)     (3.2)    (127.1)
Discontinued operations:
  Loss from operations of OZM       -.-        -.-       -.-        -.-       -.-       (0.6)       -.-       -.-        -.-
  Loss on disposal of OZM...        -.-        -.-       -.-        -.-       -.-       (2.7)      (0.1)      -.-        -.-
                                  -----      -----     -----      -----     -----      -----      -----     -----      -----
  Loss from discontinued
   operations...............        -.-        -.-       -.-        -.-       -.-       (3.3)      (0.1)      -.-        -.-
                                  -----      -----     -----      -----     -----      -----      -----     -----      -----
  Net income (loss) before
   extraordinary item.......        6.9       (4.7)      4.8        0.3      (5.4)     (12.4)     (85.9)     (3.2)    (127.1)
Extraordinary item:
  Gain on early
   extinguishment of debt,
   net of tax...............        -.-        -.-       -.-        -.-       -.-        -.-        0.5       -.-        -.-
                                  -----      -----     -----      -----     -----      -----      -----     -----      -----
Net income (loss) before
  dividends on preferred stock      6.9       (4.7)      4.8        0.3      (5.4)     (12.4)     (85.4)     (3.2)    (127.1)
  Less dividends on preferred
   stock....................        -.-        -.-       -.-        -.-       -.-        -.-        -.-      (0.5)       -.-
                                  -----      -----     -----      -----     -----      -----      -----     -----      -----
Net income (loss)
  attributable to common
  stockholders..............        6.9%      (4.7)%     4.8%       0.3%     (5.4)%    (12.4)%    (85.4)%    (3.7)%   (127.1)%
                                    ===       ====       ===        ===      ====      =====      =====      ====     ======


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)

         Net revenues for the three months ended June 30, 2000 decreased approximately $88.3 million, or 73.0%, to $33.0 million from $121.3 million in the comparable 1999 period. This decrease is attributable to the restructuring of the Company's publishing business, the acquisition by Infogrames SA of a controlling interest in the Company and the subsequent decision to downsize its distribution business. Additionally, some of the Company's larger retail customers are purchasing consumer software directly from several large publishers, which was previously sold through the Company.

         Total publishing revenue decreased 47.0% to $27.0 million in 2000 from $50.9 million in the comparable 1999 period. Approximately 89.6% of such revenues related to PC product revenues and 10.4% of such revenues related to console games in 2000, as compared to 34.0% and 66.0%, respectively, in the comparable 1999 period.

         While the consumer software business is typically seasonal, the granting of price protection and returns of products in 2000 were greater than anticipated. As consumer pricing has become more competitive, the Company is finding more frequently that it is necessary to offer mark-downs for products which have not yet sold through to the consumer, or to accept a higher level of returns of product that are not selling at retail, or both.

         A significant portion of the Company's revenues in any quarter are generally derived from software first released in that quarter or in the immediately preceding quarter. See "Risk Factors -- Our Revenues Will Decline and Our Competitive Position Will Be Adversely Affected If We Are Unable to Introduce New Products on a Timely Basis."

         Cost of goods sold for 2000 decreased approximately $46.0 million, or 74.0%, to $16.2 million from $62.1 million in the comparable 1999 period. Cost of goods sold as a percentage of net revenues decreased to 49.0% in 2000 as compared to 51.2% in the comparable 1999 period. The decrease was due to a change in the mix of products sold, resulting in lower sales of third-party product, which bears a higher cost than published product, both domestically and internationally.

         Gross profit decreased from $59.2 million (48.8% of net revenues) in the comparable 1999 period to $16.8 million (51.0% of net revenues) for the three months ended June 30, 2000. This decrease primarily is due to reduced sales volume and change in cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of CD software (currently, PlayStation, PCs and Dreamcast) are higher than those on cartridge software (currently, Nintendo 64 and Game Boy Color) as a result of significantly lower CD software product costs.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During 2000, these expenses decreased approximately $17.0 million, or 50.3%, to $16.8 million from $33.9 million in the comparable 1999 period. Selling and distribution expenses as a percentage of net revenues for 2000 increased to 31.0% as compared to 27.9% in the comparable 1999 period. The increase, as a percentage of net revenues, was due to lower overall sales volume, and the increase in co-op advertising costs incurred during the current period. This was partially offset by the reduction of freight costs due to decreased sales volume in the current period.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 2000 increased approximately $4.4 million, or 37.2%, to $16.1 million from $11.8 million in the comparable 1999 period. General and administrative expenses as a percentage of net revenues increased to 49.0% in 2000 from 9.7% in the comparable 1999 period. This increase was due primarily to additional costs associated with management's reorganization of operations as a result of the acquisition of controlling interest in the Company by Infogrames SA.

         Research and development expenses primarily includes payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title, such as salaries and other related costs. These expenses in 2000 decreased approximately $6.8 million, or 41.5%, to $9.6 million from $16.4 million in the comparable 1999 period. Research and development, as a percentage of net revenues, increased to 29.0% in 2000 from 13.5% in the comparable 1999 period. The increase in research and development expenses as a percentage of net revenues is primarily due to the decrease in overall sales volume despite the Company entering into fewer new contracts with external developers. Research and development expenses of the Company's internal development studios, which primarily include Humongous, Legend and Reflections, decreased to $9.6 million in 2000 from $10.7 million in the comparable 1999 period.

         Restructuring and other charges of approximately $11.1 million, recorded in 2000, relates to a reorganization and refocus by the Company as a result of the Infogrames SA transaction, as well as the Company's reorganization of its Frontline publishing business. Approximately $0.4 million relates to the write-off of goodwill, $9.4 million of impaired assets and transition rent, and $1.3 million related to the planned severance of 49 employees, primarily administrative and product development functions. The remaining employees to be terminated received notification prior to the fiscal year ended June 30, 2000, with terminations scheduled to be effective over the subsequent three months. Management expects to complete the Company's reorganization by September 30, 2000. During the three months ended June 30, 2000, 62 employees were terminated under the restructuring plan.

         Amortization of goodwill for 2000 decreased approximately $0.3 million, or 36.8%, to $0.6 million from $0.9 million in the comparable 1999 period. This decrease is attributable to the lower amortization expense as a result of the write-off of all goodwill, other than the Legend and Reflections studios, in connection with the Company's reorganization plans.

         Interest expense increased approximately $1.3 million during 2000 to $3.3 million from $2.0 million in the comparable 1999 period. The increase was attributable to the increase in interest costs associated with increased borrowings under the Credit Agreement. and amortization of deferred financing costs relating to the Credit Agreement and the subordinated notes held by Infogrames SA.

         The Company's effective tax rate for 2000 was 2% compared to 35% in the comparable 1999 period. The decrease in the rate is attributable to the Company not providing a tax benefit for losses in the current period, offset by the Company's requirement to pay alternative minimum tax.

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

         While the consumer software business is typically seasonal, the granting of price protection and returns of products in fiscal 2000 exceeded expectations. As consumer pricing has become more competitive, the Company is finding more frequently that it is necessary to offer mark-downs for products which have not yet sold through to the consumer, or to accept a higher level of returns of product that are not selling at retail, or both. A large portion of aging customer chargebacks relating to price protection, co-op advertising and uncollectible accounts were reserved for in fiscal 2000.

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

         Restructuring and other charges of approximately $37.9 million, recorded in the third and fourth quarters of fiscal 2000, relate to a reorganization of the Company's Frontline publishing business, the shutdown of a substantial portion of European publishing operations and outsourcing and down-sizing of the Company's distribution and assembly functions. Approximately $17.6 million relates to the write-off of goodwill as a result of the consolidation of the value distribution division and the Company's publishing division, $12.1 million relates to the shutdown of European operations, including the write-off of all goodwill other than that relating to the Reflections studio, $6.1 million relates to impaired assets and $2.1 million relates to the planned severance of 221 employees, primarily administrative functions. The remaining employees to be terminated received notification prior to the fiscal year ended March 31, 2000, with terminations scheduled to be effective over the subsequent three months. Management expects to complete the Company's reorganization by September 30, 2000. As of March 31, 2000, 88 employees were terminated under the restructuring plan.

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

         The Company's effective tax rate for fiscal 2000 was 15% compared to 36% in fiscal 1999. The valuation allowance increased by $134,591 in fiscal 2000, consisting of a valuation allowance of $48,806 for the beginning deferred tax asset balance and a valuation allowance of $85,785 for the net change in the deferred tax asset during the year. Such valuation allowance was necessary due to the current year operating results and the terminated plans to sell certain of the Company's businesses which would have resulted in the utilization of the deferred tax asset. A full valuation allowance has been recorded against the net deferred tax asset since it is more likely than not that such assets will not be realized in the foreseeable future.

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

         The gain on early extinguishment of debt of $3.2 million ($1.3 million net of tax) relates to the net gain recognized on the issuance of subordinated convertible notes in exchange for shares of Series A Convertible Preferred Stock ("Preferred Stock") and subordinated notes of the Company held by GAP and the write-off of deferred financing costs associated with warrants issued in connection with the assumption of the Credit Agreement and warrants issued to GAP and subsequently acquired by Infogrames SA concurrent with the Infogrames SA transaction on December 16, 1999.

TWELVE MONTHS ENDED MARCH 31, 1999 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
1998

         Net revenues for fiscal 1999 increased approximately $29.3 million, or 5.4%, to $572.3 million from $543.1 million in the twelve months ended March 31, 1998. This growth in net revenues was attributable to increases in net revenues of Children's publishing, Leisure publishing and Distribution of $23.2 million, or 108%, $12.5 million, or 39%, and $12.3 million, or 5%, respectively. The increase in Children's net revenue is attributable to the release of Blue's Clues related titles during fiscal 1999. The increase in Leisure's net revenue is attributable to the increased and continuing success of Deer Hunter, Deer Hunter II and Rocky Mountain Trophy Hunter. The increase in Distribution net revenues for fiscal 1999 is primarily due to an increase in the number of stores supplied and serviced by the Company.

         These increases are offset by a reduction in Frontline net revenue of $18.7 million, or 8%. The decrease is largely attributable to a $13.5 million, or 71% decrease in royalty income.

         Cost of goods sold for fiscal 1999 increased approximately $15.6 million, or 5.0%, to $330.0 million from $314.3 million in the twelve months ended March 31, 1998. Cost of goods sold as a percentage of net revenues decreased to 57.7% in fiscal 1999 as compared to 57.9% in the twelve months ended March 31, 1998. Excluding increased charges for obsolete inventory between the periods, the cost of goods percentage would have been 55.4% of net revenue in fiscal 1999. This decrease is primarily a result of increased sales in the Children's and Leisure categories of publishing.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During fiscal 1999, these expenses increased approximately $40.9 million, or 38.3%, to $147.5 million from $106.7 million in the twelve months ended March 31, 1998. Selling and distribution expenses as a percentage of net revenues for fiscal 1999 increased to 25.8% as compared to 19.6% in the twelve months ended March 31, 1998. The increase, as a percentage of net revenues, was primarily attributable to the increase of print advertising worldwide to support the new and existing releases of the Company's published product and increased cooperative advertising, and increased premium freight costs due to higher unit volume and the expense of consolidating inventory of the Company's Plymouth, MN distribution center into its Edison, NJ distribution center, as compared to the twelve months ended March 31, 1998. The overall increase was also attributable to increased sales volume.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in fiscal 1999 increased approximately $18.0 million, or 37.0%, to $66.6 million from $48.6 million in the twelve months ended March 31, 1998. General and administrative expenses as a percentage of net revenues increased to 11.6% in fiscal 1999 from 9.0% in the twelve months ended March 31, 1998. This increase was due primarily to increased depreciation associated with the expansion of the Company's worldwide facilities and the implementation of enterprise software to enhance the Company's management information systems worldwide, the increase in bad debt expenses, additional legal and accounting fees incurred as part of the discontinued private placement of senior subordinated debt and the write-off of an equity investment.

         Research and development primarily includes payment for royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and other related costs. These expenses in fiscal 1999 increased approximately $54.6 million, or 244.8%, to $76.9 million from $22.3 million in the twelve months ended March 31, 1998. Research and development, as a percentage of net revenues, increased to 13.4% in fiscal 1999 from 4.1% in the twelve months ended March 31, 1998. This increase is primarily due to the change in accounting effective January 1, 1998, whereby royalty advances on products that are currently in development are expensed as incurred, and the additional headcount attributable to increased in-house development capacity. Research and development of the Company's internal development studios, which, during the relevant periods, primarily included SingleTrac, Cavedog, Humongous, Legend, Reflections and Bootprint increased to $34.9 in fiscal 1999 from $17.6 million in the twelve months ended March 31, 1998. Excluding the impact of the change in accounting, research and development expenses would have increased $28.2 million from $48.7 million to $76.9 million, or 58%.

         Restructuring charges of approximately $17.5 million, recorded in the fourth quarter of fiscal 1999, relate to a reorganization of the Company's Frontline publishing business, a contemplated relocation of corporate headquarters to California and outsourcing of the Company's distribution function. Approximately $9.8 million relates to the planned severance of 135 employees, $7.1 million relates to impaired assets and $0.6 million relates to rent for the transition period. This reorganization was announced on March 19, 1999, and was expected to be completed by March 19, 2000.

         The charge for royalty advance write-off of $73.8 million during the twelve months ended March 31, 1998 represents a change in estimate and accounting whereby royalty advances on products that were currently in development or on sale were expensed. In connection with this change, the Company prospectively expensed royalty advances in a manner comparable with internal software development costs, which are expensed to research and development as incurred.

         In connection with the acquisitions of SingleTrac in October 1997 and Reflections in December 1998, the Company incurred charges of $11.0 million and $5.0 million, respectively, for purchased research and development. In addition, the Company incurred a charge of $2.4 million and $1.7 million in the twelve months ended March 31, 1998 and fiscal 1999, respectively, for a retention bonus for the SingleTrac employees, which was based on the achievement of certain performance goals.

         Merger costs consist of legal, accounting and other professional fees incurred by the Company for the canceled acquisition of MicroProse, Inc., during the twelve months ended March 31, 1998.

         Amortization of goodwill increased approximately $1.8 million, or 111.4% in fiscal 1999, to $3.3 million from $1.6 million in the twelve months ended March 31, 1998. This increase is attributable to the purchases of Reflections, Homesoft, Prism and Legend in fiscal 1999.

         Interest and other expenses increased approximately $1.6 million during fiscal 1999 to $5.3 million from $3.7 million in the twelve months ended March 31, 1998. This increase was primarily attributable to the increase in interest costs associated with borrowings under the Company's then existing Revolving Credit Agreement.

         The Company's effective tax rate for fiscal 1999 was 36% compared to 30% in the twelve months ended March 31, 1998. The increased rate is attributable to the lower proportion of non-deductible expenses, primarily purchased research and development and goodwill, in 1999.

         In February 1999, certain partnerships affiliated with GAP purchased from the Company 0.6 million shares of the Preferred Stock for an aggregate purchase price of $30.0 million. These shares of Preferred Stock accumulated dividends at 8.0% and were convertible into 6.0 million shares of Common Stock (not adjusted to reflect the one-for-five reverse stock split effected on June 20, 2000) at a conversion price of $5 per share.

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

         Research and development expenses primarily include payment for royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and other related costs. These expenses in 1998 increased approximately $8.5 million, or 353.3%, to $10.9 million from $2.4 million in the comparable 1997 period. Research and development expenses as a percentage of net revenues increased to 10.3% in 1998 from 2.6% in the comparable 1997 period. This increase is primarily due to the change in accounting effective for the three months ended March 31, 1998, whereby royalty advances on products that are currently in development or on sale are expensed as incurred, and the additional headcount attributable to increased in-house development capacity primarily the result of the SingleTrac acquisition.

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

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996

         Net revenues increased approximately $165.2 million, or 45.2%, to $530.7 million in 1997 from $365.5 million in 1996. Publishing's net revenues increased by $113.3 million from $152.4 million to $265.7 million or 74%. This growth in net revenues was primarily attributable to an increase in Frontline net revenue of $100.9 from $120.5 million to $221.4 million or 84%. The release of newly published titles, both domestically and internationally, which included
OddWorld: Abe's Oddysee for the PlayStation, Duke Nukem 3D for Nintendo 64 and the PlayStation, Hexen for Nintendo 64 and the PlayStation and Total Annihilation for the PC. The international release of Doom II, Mortal Kombat Trilogy, San Francisco Rush, NBA Hangtime and Mace for Nintendo 64, the domestic release of Shadow Warrior for the PC, Critical Depth for the PlayStation, Blood for the PC and Courier Crisis for the PlayStation, as well as the continuing strong sales of Duke Nukem 3D and Quake and an increase in royalty income (from licensing of certain of the Company's products in selected international markets) also contributed to the growth in net revenues. Children's net revenue increased $5.6 million from $11.1 million to $16.7 million or 50% primarily as a result of the release of Putt Putt(R) Travels Through TimeO. Leisure's net revenue increased $6.8 million, from $20.8 million to $27.6 million, or 33%, as a result of increased sales of Deer Hunter, Sportsmen's Paradise and Duke 3D shareware. Distribution's net revenue increased $53.0 million from $213 million to $265 million, or 25%, as a result of increases in sales from its existing mass merchant shelf space and an increase in the number of mass merchant stores supplied and serviced by the Company. This increase was partially offset by the reduction in revenues resulting from Wal-Mart's decision in the second half of 1997 to purchase products directly from five publishers whose products had been previously distributed by the Company.

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

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. These expenses increased approximately $22.5 million, or 29.5%, to $98.7 million in 1997 from $76.2 million in 1996. The increase is attributable to the overall increase in sales volume. Selling and distribution expenses as a percentage of net revenues for 1997 decreased to 18.6% as compared to 19.9% for 1996. This decrease was primarily attributable to the reduction of freight as a percentage of net revenues and the Company realizing greater economies of scale.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 1997 increased approximately $15.4 million, or 46.6%, to $45.6 million in 1997 from $31.2 million in 1996. General and administrative expenses as a percentage of net revenues decreased to 8.6% in 1997 from 9.5% in 1996. This increase in expenses was due primarily to additional personnel required to support the expansion of the Company's research, development and publishing operations, an increase in the reserve for bad debts and an increase in depreciation expense due to the write-off of the leasehold improvements at the Company's former headquarters.

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

         For 1997, the net loss was $25.0 million, or $1.87 per share, compared to net income of $25.1 million, or $1.84 per share for 1996, with earnings per share for both 1997 and 1996 calculated based on the basic method. Excluding one-time charges resulting from the charge for the royalty advance expense, purchased research and development, the retention bonus for the SingleTrac employees and the merger costs, the Company would have recognized net income of $33.9 million or $0.51 per share. Exclusive of the one-time charge for merger costs, net income for 1996 would have been $27.3 million or $0.40 per share.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company's working capital deficit was $138.9 million compared to a working capital surplus of $32.4 million at June 30, 1999. Cash and cash equivalents were $12.3 million at June 30, 2000 compared to $7.8 million at June 30, 1999.

         During the three months ended June 30, 2000, $22.8 million was provided by financing activities. The cash flow from financing activities primarily was used to fund $32.3 million for net cash used in operating activities which resulted from operating losses, and a reduction in the accounts payable balance (for past due accounts). This was offset by a decline in receivables due to a reduction in volume of revenues and the write-off of aging customer chargebacks relating to price protection, co-op advertising and uncollectible accounts. Approximately $0.8 million in cash was used in investing activities to purchase property and equipment, primarily additional computer hardware and software for the development of internal systems.

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

         Simultaneously, on September 11, 1998, the Company entered into the Credit Agreement with First Union National Bank, as agent for the syndicate of Banks, as subsequently amended, expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued on June 29, 1999 to the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150,000 shares of the Company's Common Stock. Of these, warrants to purchase 55,000 shares of Common Stock were immediately exercisable, warrants to purchase 50,000 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45,000 shares of Common Stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

         As of February 15, 2000, Infogrames SA entered into an agreement with the Banks, pursuant to which Infogrames SA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by Infogrames SA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to Infogrames SA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and
(v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, in connection with the assumption of the Credit Agreement by Infogrames SA, the Bank Warrants were surrendered and canceled and warrants to acquire 45,000 shares of Common Stock, at an exercise price of $0.05 per share, were issued to Infogrames SA.

         On June 29, 2000, Infogrames SA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and to extend the maturity date to September 30, 2000.

         At June 30, 2000, the Company had outstanding debt of approximately $98.5 million, representing borrowings under the Credit Agreement, and no letters of credit outstanding.

         The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its publishing businesses and corporate plan of reorganization.

         The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations, cash available under the Credit Agreement and continued financial support from Infogrames SA will be sufficient to fund the Company's operations and cash flows for the next twelve months.

         The Company is also party to various litigations arising in the course of its business, the resolution of none of which, the Company believes, will have a material adverse effect on the Company's liquidity, financial condition and results of operations.

         The Company entered into a merger agreement with INA, a company under common control, on September 6, 2000. The Company will acquire INA through the creation of a wholly-owned subsidiary that will merge with and into INA, with INA surviving the merger. Upon completion of the merger, INA will be a wholly owned subsidiary of the Company.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. Infogrames Inc. is currently evaluating the impact of SAB 101 on the Company's results of operations and financial position.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25. FIN No. 44 clarifies
(i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. The Company does not expect that the adoption of the remaining conclusions will have a material effect on the financial position or results of operations.

EURO CONVERSION

         As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euros or the participating country's national currency.

         Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to utilize the Euro until the notes and coinage have been introduced on January 1, 2002. In keeping with this rule, the Company is Euro "compliant" (able to receive Euro denominated payments and able to invoice in Euros as requested by vendors and suppliers, respectively) as of January 1, 1999 in the affected countries. Full conversion of all affected country operations to the Euro is expected to be completed by the time national currencies are removed from circulation. Phased conversion to the Euro is currently underway and the effects on revenues costs and various business strategies are being assessed. The cost of software and business process conversion is not expected to be material.


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

ITEM 8.  INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, and notes thereto, and the Financial Statement Schedule of the Company, are presented on pages F-1 through F-32 hereof as set forth below:

                                                                                                                        PAGE

         INFOGRAMES, INC.  AND SUBSIDIARIES
            Independent Auditors' Report.....................................................................            F-1
            Consolidated Balance Sheets as of March 31, 1999 and 2000 and June 30, 2000......................            F-3
            Consolidated Statements of Operations and Comprehensive (Loss) Income for the Year Ended
              December 31, 1997, the Three Months Ended March 31, 1998, the Years
              Ended March 31, 1999 and 2000 and the Three Months Ended June 30, 2000........................             F-5
            Consolidated Statements of Cash Flows for the Year Ended December 31, 1997.......................
              the Three Months Ended March 31, 1998, the Years Ended March 31, 1999
              and 2000 and the Three Months Ended June 30, 2000.............................................             F-6
            Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended
              December 31, 1997, the Three Months Ended March 31, 1998, the Years
              Ended March 31, 1999 and 2000 and the Three Months Ended June 30, 2000........................             F-7
            Notes to the Consolidated Financial Statements...................................................    F-8 to F-31
         FINANCIAL STATEMENT SCHEDULE
            For the Year Ended December 31, 1997, the Three Months Ended March
              31, 1998, the Years Ended March 31, 1999 and 2000 and the Three
              Months Ended June 30, 2000
            Schedule II -- Valuation and Qualifying Accounts.................................................           F-32

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

         A letter from the Former Accountants addressed to the Securities and Exchange Commission in accordance with Item 304(a)(3) of Regulation S-K, stating that they agree with the Registrant's response to Item 4 of the Registrant's Current Report on Form 8-K, dated March 20, 2000, was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, which is herein incorporated by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

NAME                                  AGE   POSITION                           SINCE    TERM OF OFFICE
----                                  ---   --------                           -----    --------------
Executive Officers and Directors:
Bruno Bonnell                         42    Chairman of the Board of           1999     2001
                                            Directors and Chief Executive
                                            Officer
Denis Guyennot                        37    Director, President, Chief         2000     2002
                                            Operating Officer and Secretary
Steven A. Denning (1)                 51    Director                           1995     2003
Thomas A. Heymann (1)                 42    Director                           1999     2001
Ann E. Kronen (1)                     42    Director                           2000     2002
Thomas Schmider                       38    Director                           1999     2003
David J. Fremed                       39    Chief Financial Officer            2000        -
Harry M. Rubin                        47    President, International Division  1998        -

-----------------------------
(1)      Member of the audit committee.

         BRUNO BONNELL has served as a director since December 16, 1999 and has been Chairman of the Board and Chief Executive Officer of the Company since February 11, 2000. Since June 1983, Mr. Bonnell has also been the Chairman of the Board of Directors and Chief Executive Officer of Infogrames SA, the Company's parent corporation.

         DENIS GUYENNOT has served as a director of the Company since February 10, 2000. Since February 19, 2000, he has also served as President, Chief Operating Officer and Secretary of the Company. From January 1999 to January 2000, Mr. Guyennot served as President of Distribution for Infogrames Entertainment Europe. From July 1998 to January 1999, Mr. Guyennot served as President of Infogrames South of Europe. In 1988, Mr. Guyennot founded Ecudis, a distributor of interactive software in Europe, which was acquired by Infogrames in July 1998.

         STEVEN A. DENNING has served as a director of the Company since February 1995. Mr. Denning is the Executive Managing Member of General Atlantic Partners, LLC, a private equity investment firm focused exclusively on Internet and information technology investments on a global basis. Mr. Denning is also an employee of General Atlantic Service Corporation. Mr. Denning serves on the Board of Directors of Eclipsys Corporation and Exult, Inc. as well as the boards of several private companies in which affiliates of General Atlantic Partners, LLC are investors.

         THOMAS A. HEYMANN has served as a director since February 8, 1999. From February 8, 1999 until February 10, 2000, he was Chairman of the Board and Chief Executive Officer of the Company. From November 1994 to February 1999, Mr. Heymann was President of The Disney Store, Inc.

         ANN E. KRONEN has served as a director of the Company since February 10, 2000. Since 1996, Ms. Kronen has been an independent consultant specializing in strategic planning and management development issues. Previously, she was Vice President of Product Development for Disney Educational Publishing.

         THOMAS SCHMIDER has served as a director of the Company since December 16, 1999. Since June 1983, Mr. Schmider has been the Managing Director of Infogrames SA, the Company's parent corporation. Mr. Schmider serves on the board of directors of several private companies that are affiliates of Infogrames SA.

         DAVID J. FREMED has served as Chief Financial Officer of the Company since May 2000. From 1996 until May 2000, Mr. Fremed served in various financial capacities, including Chief Financial Officer and Treasurer of Marvel Enterprises, Inc. (formerly Toy Biz, Inc.). Prior to that, Mr. Fremed was Vice President and Controller of Toy Biz, Inc.

         HARRY M. RUBIN has served as President of the International Division of the Company since April 1998. Prior to that, Mr. Rubin was Executive Vice President and General Manager, International Division and Business Affairs of the Company.

BOARD COMPOSITION

         The Board of Directors of the Company directs the management of the business and affairs of the Company, as provided by Delaware law, and conducts its business through meetings of the Board and an Audit Committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues.

         The Board of Directors held three meetings in the three month period ended June 30, 2000. During the period in which he or she served as a director, each director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors plus the total number of meetings of the committees of the Board on which he or she served.

         The Audit Committee currently is composed of Mr. Denning, Mr. Heymann and Ms. Kronen. Prior to December 16, 1999, the Audit Committee was composed of Stanley Cayre, William Ford and Jordan Levy, former members of the Board of Directors. The Audit Committee reviews the adequacy of internal controls, the results and scope of annual audits and other services provided by the Company's independent public accountants. The Audit Committee met once in the three month period ended June 30, 2000. The Board of Directors has adopted an Audit Committee Charter, which sets forth the function and responsibilities of the Audit Committee.

         The Company currently does not have a Compensation Committee. Following the acquisition by Infogrames SA of its interest in the Company and the subsequent reconstitution of the Board of Directors, the Board deferred the election of a Compensation Committee and agreed to act in the interim as a whole with respect to the Company's compensation plans, programs and policies for executive officers, monitoring the performance and compensation of executive officers and other key employees, and related decisions concerning matters of executive compensation.

         The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole. Any stockholder who wishes to make a nomination at an annual or special meeting for the election of directors must do so in compliance with the applicable procedures set forth in the By-laws.

DIRECTOR COMPENSATION

         Directors who also serve as employees of the Company do not receive any compensation for their service on the Board of Directors. The Company currently does not have any standard arrangements with respect to the compensation of non-employee directors.

         Prior to December 16, 1999, each non-employee director of the Company was paid an annual retainer of $15,000 and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof he attended.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Common Stock to the SEC. Copies of these reports are also required to be supplied to the Company. The Company believes, upon a review of the copies of such reports received by the Company and written representations furnished by the Reporting Persons to the Company, that during the three months ended June 30, 2000 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation earned by the Company's Chief Executive Officer, its two most highly compensated executive officers for the fiscal years ended March 31, 1999 and 2000 and its two other most highly paid executive officers for the fiscal years ended March 31, 1999 and 2000 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal years ended March 31, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                                -----------------------------------------------    ---------------------------------------------
                                                                                   RESTRICTED      SECURITIES
                                                                   OTHER ANNUAL      STOCK         UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY($)    BONUS($)     COMPENSATION     AWARDS($)      OPTIONS(#)    COMPENSATION($)
---------------------------     ----     ---------    --------     ------------     ---------      ----------    ---------------
Bruno Bonnell..............     2000          --            --              --              --           --               --
   Chief Executive
     Officer(1)

Thomas A. Heymann..........     2000      576,692           --         129,854(2)           --           --       1,008,888(3)
   Former Chief Executive       1999       70,615      250,000              --              --      600,000(4)           --
     Officer(1)

Denis Guyennot.............     2000           --           --              --              --      100,000              --
   President, Chief
     Operating Officer and
     Secretary(5)

Harry M. Rubin.............     2000      420,385       58,000(6)           --              --           --              --
   President of the             1999      381,769           --              --              --           --              --
     International Division     1998      300,000      151,800(7)           --              --       50,000(8)           --

John T. Baker IV...........     2000      289,423      200,000          94,420(2)           --      150,000(10)     575,000(11)
   Former President and Chief
     Operating Officer(9)

David J. Fremed............     2000           --           --              --              --           --              --
   Chief Financial
     Officer(12)

Charles F. Bond............     2000      344,262      327,083              --              --           --           4,800(16)
   Former President, Value      1999      354,231      631,250(14)          --              --       40,000(15)       4,800(16)
     Products,  Close-outs      1998      308,078       25,000(7)           --              --           --           4,750(16)
     Division(13)

---------------------

(1) Mr. Heymann resigned as the Company's Chief Executive Officer effective February 10, 2000, and Mr. Bonnell was appointed Chief Executive Officer effective February 11, 2000. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- Severance Agreement with Thomas A. Heymann." Mr. Bonnell did not receive any compensation from the Company in fiscal year 2000.

(2)    Represents housing expenses paid by the Company.

(3) Represents (i) a severance payment of $1,000,000 paid to Mr. Heymann pursuant to his severance agreement and (ii) $8,888 in life insurance premiums.

(4) Pursuant to Mr. Heymann's severance agreement, Mr. Heymann forfeited 600,000 options and became fully vested in options to purchase 112,500 shares of common stock at an exercise price of $25.00. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- Severance Agreement with Thomas A. Heymann."

(5) Mr. Guyennot became President, Chief Operating Officer and Secretary on February 19, 2000. Because Mr. Guyennot did not join the Company's payroll until April 3, 2000, there is no salary or bonus information presented for the fiscal year ended March 31, 2000.

(6)    Represents bonus earned during the fiscal year ended March 31, 1999.

(7)    Represents bonus earned during the fiscal year ended December 31, 1997.

(8) These stock options fully vested on December 16, 1999 upon a change of control of the Company.

(9) Mr. Baker was President and Chief Operating Officer of the Company from April 12, 1999 until February 18, 2000.

(10) Mr. Baker was granted 150,000 options on April 28, 1999, which were forfeited upon his resignation on February 18, 2000.

(11) Represents $575,000 paid to Mr. Baker pursuant to his severance agreement. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements -- Severance Agreement with John T. Baker IV."

(12)   Mr. Fremed became Chief Financial Officer of the Company in May 2000.

(13)   Mr. Bond left the employ of the Company on January 31, 2000.

(14) Includes an annual bonus payable under the original employment agreement, which the Company and Mr. Bond entered into in connection with the acquisition of Slash Corporation. This bonus was earned in the year indicated, but paid in the immediately subsequent year.

(15)   Mr. Bond forfeited these options upon leaving the Company in January
       2000.

(16) Represents Company contributions on behalf of the Named Executive Officers to the Company's 401(k) Profit Sharing Plan.

         Since April 2000, the Company has leased a house in New York for use by the directors and executive officers of the Company at a cost of $10,000 per month.

         Option Grants. Shown below is information regarding grants of stock options under the Company's stock incentive plans to the Named Executive Officers during the fiscal year ended March 31, 2000.

                                                                                INDIVIDUAL GRANTS
                                               ------------------------------------------------------------------------------
                                                NUMBER OF
                                               SECURITIES              % OF TOTAL
                                               UNDERLYING            OPTIONS GRANTED
                                                 OPTIONS              TO EMPLOYEES         EXERCISE PRICE        EXPIRATION
NAME                                             GRANTED             IN FISCAL YEAR           ($/SH)(2)             DATE
----                                             -------             --------------           ---------             ----
Bruno Bonnell.............................             --                     --                   --                 --
Thomas A. Heymann.........................             --                     --                   --                 --
Denis Guyennot............................        100,000(1)               24.11               9.3775             1/4/11
Harry M. Rubin............................             --                     --                   --                 --
John T. Baker IV..........................             --                     --                   --                 --
David J. Fremed...........................             --                     --                   --                 --
Charles F. Bond...........................             --                     --                   --                 --

(1) The option becomes exercisable in four equal annual installments commencing on January 4, 2001.

(2) The exercise price per share of the options granted was equal to the fair market value of the Common Stock on the date of grant.

         The following table shows the hypothetical value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. These assumed rates of growth are required by the SEC for illustration purposes only and are not intended to forecast possible future stock prices.

                                                                                       POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                            NUMBER OF                   ANNUAL RATES OF STOCK PRICE
                                                           SECURITIES                   APPRECIATION FOR OPTION TERM(1)
                                                           UNDERLYING                   -------------------------------
NAME                                                     OPTIONS GRANTED             5%($)                      10%($)
----                                                     ---------------             -----                      ------
Bruno Bonnell.......................................            --                        --                      --
Thomas A. Heymann...................................            --                        --                      --
Denis Guyennot......................................       100,000                   589,589               1,494,134
Harry M. Rubin......................................            --                        --                      --
John T. Baker IV....................................            --                        --                      --
David J. Fremed.....................................            --                        --                      --
Charles F. Bond.....................................            --                        --                      --

(1) Represents the product of (i) the difference between (A) the product of the per-share fair market value at the time of the grant compounded annually at the assumed rate of appreciation over the term of the option, and (B) the per-share exercise price of the option, and (ii) the number of shares underlying the grant at the fiscal year end.

         Aggregated Option Exercises and Quarter-End Option Values. Shown below is information relating to the exercise of stock options during the fiscal year ended March 31, 2000 for each of the Company's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

                                                                                     NUMBER OF          VALUE OF UNEXERCISED
                                                                               SECURITIES UNDERLYING        IN-THE-MONEY
                                                                                UNEXERCISED OPTIONS          OPTIONS AT
                                              SHARES                           AT JUNE 30, 2000 (#)     JUNE 30, 2000 ($)(1)
                                            ACQUIRED ON         VALUE              (EXERCISABLE/            (EXERCISABLE/
NAME                                        EXERCISE(#)      REALIZED($)          UNEXERCISABLE)           UNEXERCISABLE)
----                                        -----------      -----------          --------------           --------------
Bruno Bonnell...........................         --                 --                     0/0                      0/0
Thomas A. Heymann.......................         --                 --               112,500/0                      0/0
Denis Guyennot..........................         --                 --               0/100,000                0/656,250
Harry M. Rubin..........................         --                 --               115,546/0                 60,707/0
John Baker..............................         --                 --                     0/0                      0/0
David J. Fremed.........................         --                 --                     0/0                      0/0
Charles F. Bond.........................         --                 --                 6,200/0                      0/0

(1) Market value of underlying shares of Common Stock, based on the average of the high and low sales price ($15.9375), on March 31, 2000, minus the aggregate exercise price.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

   Severance Agreement with Thomas A. Heymann

         Thomas A. Heymann resigned as Chief Executive Officer of the Company effective February 15, 2000. The Company and Mr. Heymann entered into a severance agreement dated February 15, 2000 (the "Heymann Severance Agreement"), which provides for payments by the Company to Mr. Heymann of $2.0 million in two equal installments by no later than January 6, 2001. Pursuant to the Heymann Severance Agreement, Mr. Heymann received options to purchase 112,500 shares of the Common Stock at an exercise price of $25.00 per share. The options are exercisable immediately and have a term expiring two years from the date of termination of his employment.

         In connection with Mr. Heymann's resignation, the Company entered into a consulting agreement with Mr. Heymann effective through February 14, 2002 (the "Heymann Consulting Agreement"). Pursuant to the Heymann Consulting

Agreement, Mr. Heymann will receive $1.2 million in two equal installments by no later than January 6, 2001. In addition, Mr. Heymann and his dependents are entitled to participate in the Company's health benefit plan for 18 months after the effective date of the Heymann Consulting Agreement. The Heymann Consulting Agreement contains a covenant not to compete with or solicit employees of the Company for a period of two years.

   Severance Agreement with John T. Baker IV

         John T. Baker IV resigned as President of the Company effective February 18, 2000. The Company and Mr. Baker entered into a severance agreement dated February 18, 2000 (the "Baker Severance Agreement"), which provides for payments by the Company to Mr. Baker of $1.15 million in two equal installments by no later than January 1, 2001.

         Pursuant to the Baker Severance Agreement, Mr. Baker forfeited all options to purchase Common Stock.

         In connection with Mr. Baker's resignation, the Company entered into a consulting agreement with Mr. Baker effective through February 14, 2002 (the "Baker Consulting Agreement"). Pursuant to the Baker Consulting Agreement, Mr. Baker will receive $1.15 million in two equal installments by no later than January 6, 2001. In addition, Mr. Baker and his dependents are entitled to participate in the Company's health benefit plan for 18 months after the effective date of the Baker Consulting Agreement. The Baker Consulting Agreement contains a covenant not to compete with or solicit employees of the Company for a period of two years.

   Severance Agreement with Jack J. Cayre

         The Company and Jack J. Cayre entered into an agreement and release dated March 7, 2000 (the "Cayre Severance Agreement") which terminates the employment agreement dated August 18, 1998 (the "Cayre Employment Agreement") between the Company and Mr. Cayre effective as of February 18, 2000. Pursuant to the Cayre Severance Agreement, the Company will pay Mr. Cayre (1) severance payments equal to his base salary from February 18, 2000 through February 18, 2002, payable at the times and in the amounts such base salary would have been so paid under the Cayre Employment Agreement; (2) a $2,000 per calendar month automobile allowance from February 18, 2000 through June 30, 2002 and (3) in lieu of a bonus, payments of $62,344.09 on July 1, 2001 and January 1, 2002; payments of $65,210.92 on July 1, 2001 and January 1, 2002; and payments of $60,183.77 on July 31, 2002 and January 1, 2003. Mr. Cayre will continue to participate in the Company's medical plans through June 30, 2002.

   Severance Agreement with Harry M. Rubin

         The Company and Harry M. Rubin entered into an agreement and release dated April 7, 2000 and a letter agreement dated June 15, 2000 (together, the "Rubin Severance Agreement"), which will terminate certain provisions of the employment agreement dated as of April 28, 1998 (the "Rubin Employment Agreement") between the Company and Mr. Rubin if Mr. Rubin elects to resign from the Company on or prior to September 30, 2000 (the "Termination Date"). Pursuant to the Rubin Severance Agreement, if Mr. Rubin resigns from the Company on or prior to the Termination Date, the Company will pay Mr. Rubin (1) severance payments equal to his base salary for two years from the Termination Date, payable at the times and in the amounts such base salary would have been so paid under the Rubin Employment Agreement; (2) a $2,000 per calendar month automobile allowance for two years from the Termination Date; (3) in lieu of a bonus, payments of $101,250 on October 1, 2000 and January 1, 2001; payments of $107,625 on July 1, 2001 and January 1, 2002; and payments of $113,006 on July 1, 2002 and January 1, 2003; and (4) reimbursement for taxes payable by Mr. Rubin as a result of the life insurance payments made by the Company prior to the Termination Date. Mr. Rubin will also continue to participate in the Company's medical plans through the second anniversary of the Termination Date.

   Employment Agreement with David J. Fremed

         On April 20, 2000, the Company entered into an employment agreement with David J. Fremed, appointing him as Senior Vice President, Finance and Chief Financial Officer of the Company beginning May 8, 2000. Mr. Fremed received a sign-on bonus of $20,000 and will receive an annual salary of $275,000. Mr. Fremed will be eligible to participate in the Company's Corporate Incentive Program, pursuant to which he may receive a bonus of up to 40% of his base salary. In addition, Mr. Fremed will receive options to purchase 30,000 shares of Common Stock, which will vest at a rate of 25% per year over a four-year period. If Mr. Fremed's employment is terminated without cause within two years of his employment with the Company, he will receive a severance payment equal to six months of his base salary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of May 15, 2000, concerning the Common Stock of the Company beneficially owned by (i) each director of the Company, (ii) the Named Executive Officers and all executive officers and directors as a group and (iii) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable. The number of shares of Common Stock reflects the one-for-five reverse stock split effected on June 26, 2000.

                                                                                    AMOUNT AND NATURE
                                                                                      OF BENEFICIAL
                                                                                   OWNERSHIP OF SHARES
NAME OF BENEFICIAL OWNER                                                           OF COMMON STOCK(1)           PERCENTAGE**
------------------------                                                           ------------------           ------------
General Atlantic Partners, LLC.................................................            3,985,705(2)            17.2
   3 Pickwick Plaza, Greenwich, CT 06830
Steven A. Denning..............................................................            3,985,705(3)            17.2
California U.S. Holdings, Inc..................................................           20,368,296(4)            71.8
   84, rue du ler Mars 1943, Villeurbanne, 69100 France

Infogrames Entertainment SA....................................................           20,368,296(5)            71.8
   84, rue du ler Mars 1943, Villeurbanne, 69100 France
Bruno Bonnell..................................................................           20,368,296(5)            71.8
Thomas Schmider................................................................           20,368,296(5)            71.8
Thomas A. Heymann..............................................................              112,500(6)               *
Ann E. Kronen..................................................................                    0(7)               *
Denis Guyennot.................................................................                    0(8)               *
Charles F. Bond................................................................                6,200(9)               *
Harry M. Rubin.................................................................              115,546(10)              *
John T. Baker IV...............................................................                    0(11)              *
David J. Fremed................................................................                  340(12)              *
All executive officers and directors as a group (9 persons)....................           24,588,587(13)          79.0%

*      Less than 1%

** As of August 15, 2000, 20,686,638 shares of Common Stock were outstanding, excluding shares issuable upon exercise or conversion of outstanding options, warrants, convertible notes and other convertible securities.

(1) For purposes of this table, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the beneficial owners of shares of Common Stock listed above have sole investment and voting power with respect to such shares, subject to community property laws where applicable. In addition, for purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares that such person has the right to acquire by July 14, 2000. For purposes of calculating the percentage of outstanding shares held by each person listed above, any shares which such person has the right to acquire by July 14, 2000 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(2) Includes (i) 836,909 shares held by General Atlantic Partners 16, L.P. ("GAP 16"), 418,455 shares held by General Atlantic Partners 19, L.P. ("GAP 19"), 129,541 shares held by GAP Coinvestment Partners, L.P. ("GAP Coinvestment") and 100,800 shares held by General Atlantic Partners II, L.P. ("GAP II"), and (ii) 2,040,600 shares of Common Stock issuable upon conversion of a convertible note held by General Atlantic Partners 54, L.P. ("GAP 54") and 59,400 shares of Common Stock issuable upon conversion of a convertible note held by GAP Coinvestment

       Partners II, L.P. ("GAP Coinvestment II"). The general partner of GAP 16, GAP 19, GAP II and GAP 54 is General Atlantic Partners, LLC, a Delaware limited liability company. The managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment and GAP Coinvestment II. Mr. Denning, a director of the Company, is the Executive Managing Member of General Atlantic Partners, LLC and a general partner of GAP Coinvestment and GAP Coinvestment II. Mr. Denning disclaims beneficial ownership of shares owned by GAP 16, GAP 19, GAP 54 and GAP Coinvestment, GAP Coinvestment II and GAP II, except to the extent of his pecuniary interest therein.

(3)    See footnote 2.

(4) Includes a proxy for the vote of 260,000 shares of Common Stock held by the Cayre family; 955,000 shares of Common Stock issuable upon exercise of warrants; and 6,727,304 shares of Common Stock issuable upon conversion of a convertible note. Infogrames SA may be deemed to beneficially own all of the shares held by CUSH because CUSH is a wholly-owned subsidiary of Infogrames SA. Mr. Bruno Bonnell may be deemed to beneficially own all of the shares held by CUSH because he is the Chairman of the Board of Directors, President and Chief Executive Officer of Infogrames SA. Mr. Thomas Schmider may be deemed to beneficially own all of the shares held by CUSH because he is the Managing Director of Infogrames SA. Each of Mr. Bonnell and Mr. Schmider disclaims beneficial ownership of such shares.

(5) See footnote 4. Messrs. Bonnell and Schmider were elected to serve as members of the Board of Directors of the Company on December 16, 1999. Mr. Bonnell was elected Chairman of the Board and Chief Executive Officer of the Company effective February 11, 2000. Mr. Bonnell is the beneficial owner of approximately 9% of Infogrames SA. Mr. Schmider is the beneficial owner of approximately 8% of Infogrames SA.

(6) Mr. Heymann is a Director of the Company. Mr. Heymann resigned as Chairman of the Board and Chief Executive Officer of the Company effective February 11, 2000. Represents 112,500 shares underlying options exercisable within 60 days.

(7)    Ms. Kronen is a Director of the Company.

(8) Mr. Guyennot is a Director and the President and Chief Operating Officer of the Company.

(9) Mr. Bond resigned as President, Value Products, Close-Outs Division effective January 31, 2000. Represents 6,200 shares underlying options exercisable within 60 days.

(10) Mr. Rubin is President, International Division of the Company. Represents 115,546 shares underlying options exercisable within 60 days.

(11) Mr. Baker resigned as President and Chief Operating Officer of the Company effective February 18, 2000.

(12) Mr. Fremed is Senior Vice President, Finance and Chief Financial Officer of the Company. Represents 340 shares owned by Mr. Fremed.

(13) See footnote 1. Includes (i) 955,000 shares issuable upon the exercise of warrants to purchase Common Stock; (ii) 6,727,304 shares issuable upon conversion of the note held by CUSH; (iii) 2,500,000 shares issuable upon conversion of the notes held by GAP Coinvestment II and GAP 54; and (iv) 34,246 shares subject to options exercisable within 60 days.

CHANGE OF CONTROL OF THE COMPANY

         On December 16, 1999, pursuant to a Securities Purchase Agreement (the "Purchase Agreement"), dated as of November 15, 1999, by and among the Company, Infogrames SA and CUSH, the Company issued to CUSH and CUSH acquired from the
Company: (i) 5,714,286 shares of Common Stock, at a purchase price of $8.75 per share and (ii) a 5% subordinated convertible note in the aggregate principal amount of $60,587,206.72 (the "Note"), which as of August 15, 2000 is convertible into an aggregate of 6,727,304 shares of Common Stock at a conversion price of $9.25 per share, subject to antidilution adjustments (such transaction, the "Purchase"). In connection with the purchase of Company Common Stock from the Cayre family, the members of the Cayre family granted Parent an irrevocable proxy to vote the 1.3 million shares of Company Common Stock retained by them for the election and removal of directors of the Company as Parent in its absolute discretion determines to be appropriate. The Cayre family retains the right to transfer any of the 1.3 million shares of Company Common Stock that it still owns, and upon transfer, Parent will no longer have the right to vote such shares.

         Concurrently with the consummation of the Purchase, CUSH acquired (i) an aggregate of 6,711,707 shares of Common Stock from Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, their children and various associated trusts (together, the "Cayre family") for an aggregate purchase price of $25 million and (ii) subordinated notes of the Company in the principal amount of $10 million, plus accrued interest, held by the Cayre family. Joseph J. Cayre, Kenneth Cayre, Stanley Cayre and Jack J. Cayre are former directors of the Company.

         Also concurrently with the consummation of the Purchase, CUSH acquired from General Atlantic Partners 54, L.P. and GAP Coinvestment Partners II, L.P. (together, "GAP") warrants to purchase 900,000 shares of Common Stock, at an exercise price of $0.05 per share (the "GAP Warrants"), for nominal consideration.

         In addition, pursuant to a Securities Exchange Agreement, dated as of November 15, 1999, by and among the Company and GAP (the "Securities Exchange Agreement"), the Company issued to GAP non-interest-bearing subordinated convertible notes in the aggregate principal amount of $50 million, which are convertible into an aggregate of 2,500,000 shares of Common Stock at a conversion price of $20.00 per share, subject to antidilution adjustments (the "GAP Notes"), in exchange for 120,000 shares of the Company's Series A Convertible Preferred Stock with a liquidation preference of $30 million and subordinated notes of the Company in the principal amount of $20 million, plus accrued interest, held by GAP.

         After consummation of the above described transactions, Infogrames SA and CUSH may be deemed to beneficially own an aggregate of approximately 20.1 million shares of Common Stock on a fully diluted basis, or 71.7% of the voting securities of the Company. Infogrames SA acquired these securities using funds from its working capital.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         GAP. On February 23, 1999, GAP purchased an aggregate of 600,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $30,000,000. Each share of Preferred Stock was convertible into 10 shares of common stock.

         On June 29, 1999, GAP entered into a Subordinated Loan Commitment Letter (the "Commitment Letter") pursuant to which GAP agreed to loan to the Company on July 30, 1999 an aggregate of $20,000,000 if the Company had not paid in full on July 30, 1999 certain amounts owed pursuant to the then existing credit agreement.

         On June 29, 1999, pursuant to a Warrant Agreement, dated as of June 29, 1999 (the "Warrant Agreement"), among the Company, GAP, Joseph J. Cayre, Kenneth Cayre and Stanley Cayre, the Company issued to GAP warrants to purchase, at an exercise price equal to $0.05 per share, 100,000 shares of Common Stock, in consideration of the execution by GAP of the Commitment Letter. Pursuant to the Warrant Agreement, the aggregate number of warrants was subject to automatic increase by the following number of warrants (the "Additional Warrants") on the following dates upon the occurrence of the following events (the "Triggering Events"): (i) 300,000 on July 30, 1999, if the parties to the Warrant Agreement made the subordinated loans under the Commitment Letter, (ii) 500,000 on November 1, 1999, if the Company had not executed on or prior to October 31, 1999, an agreement (a "Sale Agreement") relating to a recapitalization, reorganization, merger, sale or other business combination transaction after the consummation of which the stockholders of the Company did not hold at least a majority of the voting power of the surviving person, (iii) 500,000 on the date of termination of such Sale Agreement if the Company entered into such an agreement on or prior to October 31, 1999, but such Sale Agreement thereafter terminated for any reason, (iv) 600,000 on February 29, 2000 if the Company had not closed the transactions contemplated by the Sale Agreement on or prior to February 28, 2000 and repaid in full the subordinated loans made pursuant to the Commitment Letter and (v) 600,000 on June 30, 2000, and the last day of each fiscal quarter thereafter if the Company had not repaid in full during such quarter the subordinated loans made pursuant to the Commitment Letter. The Additional Warrants have an exercise price of $0.05 per share.

         On July 29, 1999, in accordance with the Commitment Letter, GAP made a $20,000,000 unsecured subordinated loan to the Company. Concurrently, in accordance with the Warrant Agreement, the Company issued to GAP 1,500,000 Additional Warrants to purchase shares of Common Stock. On October 31, 1999, in accordance with the Warrant Agreement, the Company issued to GAP 500,000 Additional Warrants to purchase shares of Common Stock.

         On December 16, 1999, pursuant to the Securities Exchange Agreement, the Company issued to GAP the GAP Notes in consideration of the surrender to the Company by GAP of the Preferred Stock and its subordinated note of the Company with a face value of $20,000,000.

         On December 16, 1999, pursuant to the Equity Purchase and Voting Agreement, dated as of November 15, 1999, among Infogrames SA, CUSH and GAP, GAP transferred to CUSH the GAP Warrants in consideration of $990.

         Infogrames SA. In connection with the Infogrames transaction, the Company entered into an agreement with Infogrames SA, effective as of December 16, 1999, pursuant to which Infogrames SA provides distribution of the Company's products in Europe, and effective July 1, 2000 in Australia, pursuant to which the Company is entitled to receive 30% of the gross profit on such products.

         In connection with the Infogrames transaction, the Company entered into an agreement with Infogrames SA pursuant to which Infogrames SA provides certain management and support services to the Company on a costs plus expenses basis. The Services Agreement expires on December 31, 2000, unless earlier terminated or extended by the parties.

         As of February 15, 2000, Infogrames SA, through CUSH, entered into an agreement with First Union National Bank, as agent for a syndicate of banks (together, the "Banks"), pursuant to which Infogrames SA assumed the Banks' interest in the Company's Credit Agreement. In connection with the assumption by Infogrames SA of the Credit Agreement, warrants to acquire 45,000 shares of the Company's Common Stock, at an exercise price of $0.05 per share, were issued to Infogrames.

         In connection with change of the Company's name to Infogrames, Inc., the Company entered into an agreement, effective as of May 10, 2000, pursuant to whether the Company has received from Infogrames SA a non-exclusive, royalty-free license to use the name Infogrames, which license may not be canceled on less than one year's notice unless the Company breaches its obligations under the license.

         During the three month period ended June 30, 2000, the Company purchased $1.2 million of product from Infogrames SA, of which $1.1 million remains payable, representing approximately 1% of total products purchased by the Company for such period.

         Infogrames North America, Inc. In connection with the Infogrames transaction, for the period from November 16, 1999 through June 30, 2000, the Company was granted the non-exclusive right in the U.S. and Canada to act as the sales agent for INA, a wholly owned subsidiary of Infogrames SA, for INA's products pursuant to which the Company received 3% of net receipts for such products. The parties subsequently entered into an affiliated label agreement for the period from July 1, 2000 to June 30, 2001 providing for payment to the Company of 15% of net revenue for sales, distribution, credit and collection services.

         Transactions between Infogrames UK Limited and GT Interactive Software (Europe) Limited. GT Interactive Software (Europe) Limited ("GT UK") entered into a number of transactions with Infogrames UK Limited ("Infogrames UK") relating to the consolidation of its operations with Infogrames UK. Fixed assets having a net book value of $722,000 were transferred to Infogrames UK for $626,000. The resulting loss is included in restructuring charges for the period ended March 31, 2000. Inventory having a cost of $270,000 was transferred at original cost. Infogrames UK agreed to assume the ongoing costs of running GT UK's office from March 1, 2000, including the salary costs of a number of employees who transferred to Infogrames UK. Such salary charges totaled $265,000 and such charges that relate to ongoing operations other than salaries totaled $94,000 for the month of March 2000. The lease on the UK office was formally assigned to Infogrames UK in June 2000, although the rent for this office has been borne by Infogrames UK from March 1, 2000. $38,000 of such rent was re-charged to Infogrames UK for the month of March 2000. A deferred rent liability of $203,000 arising from an initial rent free period on the office was transferred to Infogrames UK.

         The following transactions occurred during the fiscal year 2000 between the Company and former directors and officers of the Company. Information is presented through the former directors' date of resignation, December 16, 1999.

         Leases. In May 1995, GT Interactive Software (Europe) Limited, the Company's European subsidiary, entered into a lease with respect to its then principal executive offices with Marylebone 248 Realty LLC ("Marylebone 248"), an entity controlled by Joseph J. Cayre, former Chairman Emeritus of the Board of Directors and Jack J. Cayre, former Executive Vice President and director of the Company. This lease was terminated in August 1999. From April 1, 1999 through August 15,

 1999, the Company paid approximately $119,000 in rent to Marylebone 248.

         GoodTimes Home Video Corp. GoodTimes Home Video Corp. ("GTHV"), a majority of whose stock was formerly owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre, performed certain assembly and packaging services for the Company. As of March 31, 2000, the Company had commitments outstanding to GTHV of approximately $2.1 million.

         REPS. In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. REPS provides such services to the Company as well as to third parties not affiliated with the Cayre family. The Company had an agreement with REPS pursuant to which REPS supplied such services through May 1, 2000. The Company is currently operating on a month-to-month basis under the terms of the expired agreement. From April 1, 1999 through December 16, 1999, the Company paid approximately $2,686,000 in fees to REPS.

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

3.1 Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

3.2         Amended and Restated By-laws are incorporated herein by reference to
            Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.1 Specimen form of stock certificate for Common Stock is incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

4.5 Amended and Restated Registration Rights Agreement, dated as of February 15, 2000, between California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

10.9a Agreement, dated February 19, 1999, between the Company and Ronald Chaimowitz is incorporated herein by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.*

10.10 Employment Agreement, dated April 28, 1998, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.10a Agreement and Release, dated April 7, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10a to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.10b Letter Agreement, dated June 15, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10b to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.11 Employment Agreement, dated July 1, 1998, between the Company and Charles F. Bond is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.*

10.12 Employment Agreement, dated August 18, 1998, between the Company and Jack J. Cayre is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.*

10.12a Agreement and Release, dated March 7, 2000, by and between Jack J. Cayre and the Company is incorporated herein by reference to Exhibit 10.12a to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.13 Employment Agreement between the Company and Thomas A. Heymann is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on 8-K filed on March 2, 1999.*

10.13a Separation Agreement, dated as of February 15, 2000, between the Company and Thomas A. Heymann is incorporated herein by reference to
            Exhibit 10.13a to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.14 Employment Agreement, dated April 2, 1999, between the Company and John T. Baker IV is incorporated herein by reference to Exhibit
            10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.*

10.14a Separation Agreement, dated as of February 18, 2000, between the Company and John T. Baker IV is incorporated herein by reference to
            Exhibit 10.14a to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.15 Letter Agreement, dated April 20, 2000, by and between David Fremed and the Company is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.16 Lease Agreements between the Company and 16 East 40th Associates is incorporated herein by reference to Exhibit 10.15 to Company's Registration Statement on Form S-1 filed October 20, 1995.

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

10.24a Amendment to Distribution Agreement between Infogrames Entertainment SA and the Company dated as of July 1, 2000.

10.25 Trademark Agreement, dated as of May 10, 2000, by and between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

10.26g Master Assignment and Acceptance, dated as of February 15, 2000, by and among the Company, the Assignors and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26g to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.26h Warrant Agreement, dated as of February 15, 2000, by and among the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26h to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.26i Warrant Certificate, dated as of February 15, 2000, issued to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.26i to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.26j Fourth Amendment to the Credit Agreement, dated as of February 15, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26j to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.26k Reimbursement and Cash Collateral Agreement, dated as of February 15, 2000, by and between the Company and First Union National Bank is incorporated herein by reference to Exhibit 10.26k to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.26l Collateral Assignment Agreement, dated as of February 15, 2000, by and among First Union National Bank, Infogrames SA, the Company and the Guarantors is incorporated herein by reference to Exhibit 10.26l to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.26m Fifth Amendment to the Credit Agreement, dated as of March 31, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26m to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.26n Sixth Amendment to the Credit Agreement, dated as of June 29, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26n to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

10.31 Securities Purchase Agreement, dated as of November 15, 1999, by and among Infogrames Entertainment SA, California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on November 19, 1999.

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

10.34 Warrant to Purchase 50,000 shares of Common Stock, issued to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.

10.35 Form of GAP Warrant is incorporated herein by reference to Exhibit 9 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.

10.36 Note Purchase Agreement, dated as of November 15, 1999, between certain members of the Cayre Group and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 11B to the
            Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.

10.37 Equity Purchase and Voting Agreement, dated as of November 15, 1999, among Infogrames Entertainment SA, California U.S. Holdings, Inc., GAP 16, GAP 19, GAP II, GAP 54, GAPCO and GAPCO II is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.38 Form of GAP 54 Note is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.39 Form of GAPCO II Note is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.40 5% Subordinated Convertible Note of the Company is incorporated herein by reference to Exhibit 6 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.41 Services Agreement dated as of January 1, 2000 between Infogrames Entertainment SA and the Company.

10.42 Sales Agency Agreement dated as of November 16, 1999 between Infogrames North America, Inc. and the Company.

10.43 Affiliated Label Agreement dated as of July 1, 2000 between Infogrames North America, Inc. and the Company.

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

23.1        Consent of Arthur Andersen LLP.

24.1        Power of Attorney

27.1 Financial Data Schedule for the three month period ended June 30, 2000.

99.1 Amended and Restated Audit Committee Charter is incorporated herein by reference to Appendix A to the Company's proxy statement dated June 29, 2000.

Exhibits indicated with an * symbol are an executive contract or compensatory plan or arrangement filed pursuant to Item 14 of Form 10-K.

         A copy of any of the exhibits included in this Transitional Report on Form 10-K may be obtained by written request to the Company, upon payment of a fee of $0.10 per page to cover costs. Requests should be sent to the Company at the address set forth on the front cover, attention Director, Investor Relations.

         (c)  Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 2000:

          DATE OF REPORT     ITEMS REPORTED     FINANCIAL STATEMENTS FILED
          --------------     --------------     --------------------------
          May 10, 2000            5,7                     None
          June 2, 2000             5                      None
          June 27, 2000            8                      None

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INFOGRAMES, INC.

                                          By:   /s/ DAVID J. FREMED
                                             -----------------------------------
                                               Name:  David J. Fremed
                                               Title:  Chief Financial Officer
                                               Date:  September ___, 2000

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


             SIGNATURE                                           TITLE(S)                            DATE
             ---------                                           --------                            ----

        /s/  BRUNO BONNELL              Chairman of the Board of Directors and Chief        September ___, 2000
-----------------------------------         Executive Officer (principal executive
           Bruno Bonnell                    officer) and Director


      /s/  STEVEN A. DENNING            Director                                            September ___, 2000
-----------------------------------
         Steven A. Denning


        /s/  DENIS GUYENNOT             Director and President, Chief Operating             September ___, 2000
-----------------------------------         Officer and Secretary
          Denis Guyennot


      /s/  THOMAS A. HEYMANN            Director                                            September ___, 2000
-----------------------------------
         Thomas A. Heymann


        /s/  ANN E. KRONEN              Director                                            September ___, 2000
-----------------------------------
           Ann E. Kronen

       /s/  THOMAS SCHMIDER             Director                                            September ___, 2000
-----------------------------------
          Thomas Schmider

       /s/  DAVID J. FREMED             Chief Financial Officer (principal financial        September ___, 2000
-----------------------------------         officer and principal accounting officer)
          David J. Fremed

* By:  /s/  DAVID J. FREMED                                                                 September ___, 2000
-----------------------------------
(David J. Fremed, Attorney-in-Fact)

                        INFOGRAMES, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Infogrames, Inc.
New York, New York

         We have audited the accompanying consolidated balance sheets of Infogrames, Inc. and its subsidiaries (the "Company") as of March 31, 2000 and June 30, 2000 and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity (deficit) and cash flows for the year ended March 31, 2000 and the three months ended, June 30, 2000. Our audits also included the consolidated financial statement schedule listed in the index at Item 14. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Infogrames, Inc. and its subsidiaries as of March 31, 2000 and June 30, 2000 and the consolidated results of their operations and their cash flows for the year ended March 31, 2000 and the three months ended, June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for future royalty advances effective January 1, 1998, treating such costs as research and development expenses.


/s/  Deloitte & Touche LLP



New York, New York
September 8, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Infogrames, Inc. and subsidiaries:

         We have audited the accompanying consolidated balance sheet of Infogrames, Inc., formerly GT Interactive Software Corp. (a Delaware corporation) and subsidiaries as of March 31, 1999 and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit) and cash flows for year ended December 31, 1997, for the three months ended March 31, 1998 and for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                           ARTHUR ANDERSEN LLP


New York, New York
June 29, 1999

      (EXCEPT WITH RESPECT TO THE REVERSE STOCK SPLIT DISCUSSED IN NOTE 1,
                     AS TO WHICH THE DATE IS JUNE 29, 2000)

                        INFOGRAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         MARCH 31,         JUNE 30,
                                                                     ----------------      --------
                                                                     1999        2000        2000
                                                                     ----        ----        ----
ASSETS
Current assets:
   Cash and cash equivalents ..................................    $ 13,407    $ 19,587    $ 12,302
   Short-term investments .....................................         105        --          --
   Receivables, net ...........................................     110,019      37,001      22,456
   Inventories, net ...........................................     158,208      38,179      30,907
   Royalty advances ...........................................       9,195        --          --
   Deferred income taxes ......................................      36,142        --          --
   Income taxes receivable ....................................       1,973       2,550       1,357
   Prepaid expenses and other current assets ..................      12,947      10,096       7,241
                                                                   --------    --------    --------
   Total current assets .......................................     341,996     107,413      74,263
Property and equipment, net ...................................      36,808      25,761      15,094
Investments ...................................................       7,412       9,293       8,237
Goodwill, net of accumulated amortization of $5,078, $2,564 and
  $2,945, respectively ........................................      34,194       8,047       7,067
Deferred income taxes .........................................      12,664        --          --
Other assets ..................................................       5,837       8,693      10,118
                                                                   --------    --------    --------
   Total assets ...............................................    $438,911    $159,207    $114,779
                                                                   ========    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ...........................................    $152,556    $ 87,926    $ 64,515
   Accrued liabilities ........................................      35,505      37,123      33,071
   Revolving credit facility ..................................        --        71,698      98,543
   Royalties payable ..........................................      18,515      14,487      15,972
   Deferred income ............................................         173        --            58
   Income taxes payable .......................................       2,569          55        --
   Due to related party .......................................         908         958       1,026
                                                                   --------    --------    --------
   Total current liabilities ..................................     210,226     212,247     213,185
Long-term debt ................................................      98,750      97,828      99,320
Other long-term liabilities ...................................       2,802       3,351       2,239
                                                                   --------    --------    --------
   Total liabilities ..........................................     311,778     313,426     314,744
                                                                   --------    --------    --------

                                                                                         MARCH 31,            JUNE 30,
                                                                                    ------------------        --------
                                                                                    1999          2000          2000
                                                                                    ----          ----          ----
Commitments and contingencies Stockholders' equity (deficit):
   Series A convertible preferred stock, $0.01 par, 5,000 shares authorized,
   600 shares issued and outstanding, stated at liquidation preference of $50 per share as of March 31, 1999, 0 shares issued and outstanding as of
   March 31, 2000 and June 30, 2000(1) ......................................       30,000          --            --
   Common stock, $0.01 par, 150,000 shares authorized, 14,555, 20,675
   shares and 20,685 issued and outstanding, respectively(1) ................          145           207           207
Additional paid-in capital ..................................................      161,655       227,378       227,383
Accumulated deficit .........................................................      (62,876)     (383,598)     (425,542)
Accumulated other comprehensive (loss) income ...............................       (1,791)        1,794         1,309
Treasury shares, at cost, 0 shares as of March 31, 1999 and 2000, and 1,661
  as of June 30, 2000 .......................................................         --            --          (3,322)
                                                                                 ---------     ---------     ---------
Total stockholders' equity (deficit) ........................................      127,133      (154,219)     (199,965)
                                                                                 ---------     ---------     ---------
Total liabilities and stockholders' equity (deficit) ........................    $ 438,911     $ 159,207     $ 114,779
                                                                                 =========     =========     =========

(1) Reflects the one-for-five reverse stock split approved by the Company's Board of Directors which was effected on June 26, 2000. All periods have been restated to reflect the reverse stock split.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS                               THREE MONTHS
                                                      YEAR ENDED         ENDED             YEARS ENDED             ENDED
                                                     DECEMBER 31,      MARCH 31,             MARCH 31,            JUNE 30,
                                                         1997            1998           1999          2000          2000
                                                         ----            ----           ----          ----          ----
Net revenues ....................................     $ 530,677       $ 105,767      $ 572,342     $ 375,569     $  32,983
Cost of goods sold ..............................       315,134          57,092        329,959       296,301        16,150
                                                      ---------       ---------      ---------     ---------     ---------
   Gross profit .................................       215,543          48,675        242,383        79,268        16,833
Selling and distribution expenses ...............        98,689          24,467        147,499       147,814        16,829
General and administrative expenses .............        46,611          10,655         66,616        87,113        16,146
Research and development ........................        13,824          10,866         76,870        66,574         9,582
Royalty advance write-off .......................        73,821            --             --            --            --
Restructuring and other charges .................          --              --           17,479        37,948        11,081
Purchased research and development ..............        11,008            --            5,000          --            --
SingleTrac retention bonus ......................         2,400            --            1,680          --            --
Amortization of goodwill ........................         1,295             636          3,349         3,110           561
                                                      ---------       ---------      ---------     ---------     ---------
   Operating (loss) income ......................       (32,105)          2,051        (76,110)     (263,291)      (37,366)
Interest expense ................................        (1,010)           (557)        (5,108)      (17,167)       (3,318)
Other expense ...................................        (1,065)           (832)          (207)         (793)         (384)
                                                      ---------       ---------      ---------     ---------     ---------
   (Loss) income before (benefit
      from) provision for income taxes ..........       (34,180)            662        (81,425)     (281,251)      (41,068)
(Benefit from) provision for income taxes .......        (9,157)            304        (29,628)       40,882           876
                                                      ---------       ---------      ---------     ---------     ---------
   Net (loss) income from continuing operations .       (25,023)            358        (51,797)     (322,133)      (41,944)
Discontinued operations:
   Loss from operations of OZM ..................          --              --           (3,531)         --            --
   Loss on disposal of OZM ......................          --              --          (15,510)         (477)         --
                                                      ---------       ---------      ---------     ---------     ---------
   Loss from discontinued operations ............          --              --          (19,041)         (477)         --
                                                      ---------       ---------      ---------     ---------     ---------
   Net (loss) income before extraordinary item ..       (25,023)            358        (70,838)     (322,610)      (41,944)
Extraordinary item:
   Gain on early extinguishment of debt,
      net of tax of $1,312 ......................          --              --             --           1,888          --
                                                      ---------       ---------      ---------     ---------     ---------
      Net (loss) income before dividends on
        preferred stock .........................       (25,023)            358        (70,838)     (320,722)      (41,944)
                                                      ---------       ---------      ---------     ---------     ---------
Less dividends on preferred stock ...............          --              --              226          --            --
                                                      ---------       ---------      ---------     ---------     ---------
      Net (loss) income attributable to common
        stockholders ............................     $ (25,023)      $     358      $ (71,064)    $(320,722)    ($ 41,944)
                                                      =========       =========      =========     =========     =========
Basic and diluted (loss) income per share from
   continuing operations ........................     $   (1.87)      $    0.03      $   (3.73)    $  (19.58)    $   (2.03)
Basic and diluted (loss) income per share from
   discontinued operations ......................          --              --            (1.37)        (0.03)         --
Basic and diluted income per share from
   extraordinary item ...........................          --              --             --            0.11          --
                                                      ---------       ---------      ---------     ---------     ---------
Basic and diluted (loss) income per share .......     $   (1.87)      $    0.03      $   (5.10)    $  (19.50)    $   (2.03)
                                                      =========       =========      =========     =========     =========
Weighted average shares outstanding(1) ..........        13,396          13,588         13,931        16,451        20,680
                                                      =========       =========      =========     =========     =========

Net (loss) income before dividends on
   preferred stock ..............................     $ (25,023)      $     358      $ (70,838)    $(320,722)    $ (41,944)
Other comprehensive (loss) income:
   Foreign currency translation adjustments .....        (2,732)          1,169           (667)        1,817           572
   Unrealized holding (loss) gain on securities .          (199)           --               11         1,768        (1,057)
                                                      ---------       ---------      ---------     ---------     ---------
      Comprehensive (loss) income ...............     $ (27,954)      $   1,527      $ (71,494)    $(317,137)    $ (42,429)
                                                      =========       =========      =========     =========     =========

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

                        INFOGRAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              THREE MONTHS                              THREE MONTHS
                                                               YEAR ENDED        ENDED             YEARS ENDED             ENDED
                                                              DECEMBER 31,      MARCH 31,            MARCH 31,            JUNE 30,
                                                                                                ------------------
                                                                  1997            1998          1999          2000          2000
                                                                  ----            ----          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before dividends on preferred stock .....    $ (25,023)      $     358     $ (70,838)    $(320,722)    $ (41,944)
Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization ..........................        7,434           2,511        14,606        16,081         3,032
   Write-off of investment ................................         --              --           2,676          --            --
   Purchased research and development .....................       11,008            --           5,000          --            --
   Royalty advance write-off ..............................       73,821            --            --            --            --
   Deferred income taxes ..................................       (1,010)          1,010       (32,666)       48,806           876
   Deferred income ........................................       (1,690)            187            21          (118)            3
   Purchase of barter credits .............................         --              --            --            --          (1,188)
   Write-off of assets in connection with
      restructuring charges ...............................         --              --           7,362        30,391         9,592
   Sales and distribution fee .............................         --              --            --            --            (440)
   Loss from discontinued operations ......................         --              --          19,041           477          --
   Extraordinary gain on General Atlantic Partners,
      LLC (GAP) 0% subordinated convertible note ..........         --              --            --          15,649          --
   Amortization of discount on long-term debt .............         --              --            --             718           956
   Accrued interest on Revolving Credit Facility ..........         --              --            --           1,461         2,542
   Write-off of deferred financing costs in
      connection with the GAP securities exchange .........         --              --            --           8,985          --
   Write-off of deferred financing costs in
      connection with the early extinguishment
      of Credit Agreement .................................         --              --            --           3,188          --
   Issuance of common stock in lieu of partial
      royalty payment .....................................         --              --            --           4,208          --
   Issuance of common stock pursuant to employee
      stock purchase plan .................................         --              --            --             581          --
   Changes in operating assets and liabilities:
      Receivables, net ....................................      (83,683)         60,175       (57,490)       73,576        13,929
      Inventories, net ....................................      (54,102)          6,896       (10,498)      100,448         7,288
      Royalty advances ....................................      (20,505)          5,870           814         9,195          --
      Due to related party, net ...........................         (349)            581           (17)           50           169
      Prepaid expenses and other current assets ...........        2,206          (3,409)       (5,884)        1,499         2,176
      Accounts payable ....................................       38,607         (46,942)       47,956       (44,330)      (24,231)
      Accrued liabilities .................................       (3,699)         (7,168)       14,169         1,754        (5,281)
      Royalties payable ...................................       14,054          (7,037)      (21,907)       (4,036)        1,466
      Income taxes payable ................................       (3,804)         (2,423)       (1,133)       (2,746)         --
      Income taxes receivable .............................      (15,171)          4,487         8,711          (577)        1,346
      Long-term liabilities ...............................       (8,186)           (666)        1,220           552        (1,223)
      Other ...............................................          522          (2,043)       (2,226)       (2,549)       (1,429)
                                                               ---------       ---------     ---------     ---------     ---------
        Net cash (used in) provided by operating
          activities ......................................      (69,570)         12,387       (81,083)      (57,459)      (32,361)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments ..................................         (259)           --            --            --            --
Purchases of property and equipment .......................      (18,269)         (7,641)      (22,607)       (8,864)         (839)
Sales of short-term investments, net ......................        4,613            --            --            --            --
Acquisitions, net of cash acquired of approximately
   $135, $0, $1,678, $0 and $0, respectively ..............       (5,833)           --          (2,701)         --            --
                                                               ---------       ---------     ---------     ---------     ---------
        Net cash used in investing activities .............      (19,748)         (7,641)      (25,308)       (8,864)         (839)
                                                               =========       =========     =========     =========     =========

                                                                              THREE MONTHS                              THREE MONTHS
                                                               YEAR ENDED        ENDED             YEARS ENDED             ENDED
                                                              DECEMBER 31,      MARCH 31,            MARCH 31,            JUNE 30,
                                                                                                ------------------
                                                                  1997            1998          1999          2000          2000
                                                                  ----            ----          ----          ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit
   facility, net ..........................................       54,600         (26,600)       70,750       (27,052)       25,077
Issuance of Infogrames 5% subordinated convertible
   note ...................................................                         --                        50,000
Issuance of General Atlantic Partners, LLC
   subordinated note ("GAP") ..............................         --              --            --          20,000          --
Issuance of subordinated Cayre ............................         --              --            --          10,000          --
Issuance of common stock to Infogrames, net ...............         --              --            --          48,677          --
Proceeds from exercise of warrants ........................        2,102            --            --            --            --
Proceeds from exercise of stock options ...................          786             114           376           146             5
Purchase of treasury shares ...............................         --              --            --            --          (2,322)
Issuance (redemption) of preferred stock ..................         --              --          30,000       (30,000)         --
                                                               ---------       ---------     ---------     ---------     ---------
        Net cash provided by (used in) financing activities       57,488         (26,486)      101,126        71,771        22,760
Effect of exchange rates on cash and cash equivalents .....         (429)           (644)        1,448           732         3,155
                                                               ---------       ---------     ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents ......      (32,259)        (22,384)       (3,817)        6,180        (7,285)
Cash and cash equivalents--beginning of period .......            71,867          39,608        17,224        13,407        19,587
                                                               ---------       ---------     ---------     ---------     ---------
Cash and cash equivalents--end of period .............         $  39,608       $  17,224     $  13,407     $  19,587     $  12,302
                                                               =========       =========     =========     =========     =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  SERIES A        SERIES A
                                                 CONVERTIBLE     CONVERTIBLE     COMMON                   ADDITIONAL
                                                  PREFERRED       PREFERRED       STOCK       COMMON       PAID-IN
                                                 STOCK SHARES       STOCK       SHARES(1)      STOCK       CAPITAL

Balance, December 31, 1996 ...................         --         $    --          13,280    $     132    $ 118,753
Issuance of stock in connection with
   the acquisition of SingleTrac .............         --              --             140            1        7,168
Exercise of warrants .........................         --              --             100            1        2,101
Exercise of stock options ....................         --              --              60            1          784
Net loss .....................................         --              --            --           --           --
Currency translation adjustment ..............         --              --            --           --           --
Unrealized loss on securities ................         --              --            --           --           --
                                                  ---------       ---------     ---------    ---------    ---------
Balance, December 31, 1997 ...................         --              --          13,580          135      128,806
Issuance of stock options in
   connection with the acquisition
   of SingleTrac .............................         --              --            --           --          3,007
Exercise of stock options ....................         --              --              20            1          113
Net income ...................................         --              --            --           --           --
Currency translation adjustment ..............         --              --            --           --           --
                                                  ---------       ---------     ---------    ---------    ---------
Balance, March 31, 1998 ......................         --              --          13,600          136      131,926
Issuance of preferred stock ..................      120,000          30,000          --           --           --
Issuance of stock options in connection
   with acquisitions .........................         --              --            --           --          1,356
Issuance of stock in connection with
   acquisitions ..............................         --              --             920            8       27,999
Exercise of stock options ....................         --              --              35            1          374
Net loss .....................................         --              --            --           --           --
Currency translation adjustment ..............         --              --            --           --           --
Unrealized gain on securities ................         --              --            --           --           --
                                                  ---------       ---------     ---------    ---------    ---------
Balance, March 31, 1999 ......................      120,000          30,000        14,555          145      161,655
Exchange of preferred stock for long-term debt     (120,000)        (30,000)         --           --           --

Issuance of warrants to Infogrames ...........         --              --            --           --          8,983
Issuance of warrants in connection with
   revolving credit facility .................         --              --            --           --          3,188
Issuance of common stock in lieu of partial
   royalty payment ...........................         --              --             300            3        4,205
Issuance of common stock pursuant to employee
   stock purchase plan .......................         --              --              40            1          582
Issuance of common stock to Infogrames, net ..         --              --           5,740           57       48,620

Exercise of stock options ....................         --              --              40            1          145
Net loss .....................................         --              --            --                        --
Currency translation adjustment ..............         --              --            --                        --
Unrealized gain on securities ................         --              --            --                        --
                                                  ---------       ---------     ---------    ---------    ---------
Balance, March 31, 2000 ......................         --              --          20,675          207      227,378
Exercise of stock options ....................         --              --              10         --              5
Net loss .....................................         --              --            --           --           --
Currency translation adjustment ..............         --              --            --           --           --
Unrealized loss on securities ................         --              --            --           --           --
Treasury Shares ..............................         --              --            --           --           --
                                                  ---------       ---------     ---------    ---------    ---------
Balance, June 30, 2000 .......................         --         $    --          20,685    $     207    $ 227,383
                                                  =========       =========     =========    =========    =========

                                                                 ACCUMULATED
                                                  RETAINED          OTHER                     TREASURY
                                                  EARNINGS      COMPREHENSIVE    TREASURY      SHARES
                                                  (DEFICIT)     (LOSS) INCOME     SHARES        COST         TOTAL

Balance, December 31, 1996 ...................    $  32,627       $     627           --      $    --      $ 152,139
Issuance of stock in connection with
   the acquisition of SingleTrac .............         --              --             --           --          7,169
Exercise of warrants .........................         --              --             --           --          2,102
Exercise of stock options ....................         --              --             --           --            785
Net loss .....................................      (25,023)           --             --           --        (25,023)
Currency translation adjustment ..............         --            (2,732)          --           --         (2,732)
Unrealized loss on securities ................         --              (199)          --           --           (199)
                                                  ---------       ---------      ---------    ---------    ---------
Balance, December 31, 1997 ...................        7,604          (2,304)          --           --        134,241
Issuance of stock options in
   connection with the acquisition
   of SingleTrac .............................         --              --             --           --          3,007
Exercise of stock options ....................         --              --             --           --            114
Net income ...................................          358            --             --           --            358
Currency translation adjustment ..............         --             1,169           --           --          1,169
                                                  ---------       ---------      ---------    ---------    ---------
Balance, March 31, 1998 ......................        7,962          (1,135)          --           --        138,889
Issuance of preferred stock ..................         --              --             --           --         30,000
Issuance of stock options in connection
   with acquisitions .........................         --              --             --           --          1,356
Issuance of stock in connection with
   acquisitions ..............................         --              --             --           --         28,007
Exercise of stock options ....................         --              --             --           --            375
Net loss .....................................      (70,838)           --             --           --        (70,838)
Currency translation adjustment ..............         --              (667)          --           --           (667)
Unrealized gain on securities ................         --                11           --           --             11
                                                  ---------       ---------      ---------    ---------    ---------
Balance, March 31, 1999 ......................      (62,876)         (1,791)          --           --        127,133
Exchange of preferred stock for long-term debt         --              --             --           --
                                                                                                             (30,000)
Issuance of warrants to Infogrames ...........         --              --             --           --          8,983
Issuance of warrants in connection with
   revolving credit facility .................         --              --             --           --          3,188
Issuance of common stock in lieu of partial
   royalty payment ...........................         --              --             --           --          4,208
Issuance of common stock pursuant to employee
   stock purchase plan .......................         --              --             --           --            583
Issuance of common stock to Infogrames, net ..         --              --             --           --
                                                                                                              48,677
Exercise of stock options ....................         --              --             --           --            146
Net loss .....................................     (320,722)           --             --           --       (320,722)
Currency translation adjustment ..............         --             1,817           --           --          1,817
Unrealized gain on securities ................         --             1,768           --           --          1,768
                                                  ---------       ---------      ---------    ---------    ---------
Balance, March 31, 2000 ......................     (383,598)          1,794           --           --       (154,219)
Exercise of stock options ....................         --              --             --           --              5
Net loss .....................................      (41,944)           --             --           --        (41,944)
Currency translation adjustment ..............         --               572           --           --            572
Unrealized loss on securities ................         --            (1,057)          --           --         (1,057)
Treasury Shares ..............................         --              --            1,661      (3,322)       (3,322)
                                                  ---------       ---------      ---------    ---------    ---------
Balance, June 30, 2000 .......................    $(425,542)      $   1,309          1,661    $ (3,322)    $(199,965)
                                                  =========       =========      =========    =========    =========

(1) Reflects the one-for-five reverse stock split approved by the Company's Board of Directors which became effective on June 26, 2000. All periods have been restated to reflect the reverse stock split.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business

         Infogrames, Inc., formerly GT Interactive Software Corp., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and Nintendo 64. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations. The Company was incorporated in September 1992 and commenced operations in February 1993. The Company relied on support from its parent, Infogrames Entertainment SA ("Infogrames SA") in the recent past. The Company believes that it is Infogrames SA's present intention to continue such support as Infogrames SA deems necessary to fund its operations and its cash flows for the next twelve months.

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

         The Company is not contractually obligated to accept returns, except for defective product. However, the Company may permit its customers to return or exchange product and may provide pricing allowance for estimated returns, price concessions and other allowances. Such allowance is reflected as a reduction to accounts receivable when the Company expects to grant credits for such items.

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

   Royalty Advances

         During the fourth quarter of 1997, the convergence of marketplace forces led the Company to reconsider its royalty advance evaluation process. Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company expensed royalty advances of approximately $73.8 million on products that were in development or on sale as of December 31, 1997. The Company has, effective January 1, 1998, changed its accounting for future royalty advances, treating such costs as research and development expenses, which are expensed as incurred. These changes created symmetry in accounting for both internally and externally developed products. Multi-year output advances are expensed over the development periods, in accordance with generally accepted accounting principles.

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

         The Company also maintains equity investments under 20 percent of the outstanding equity of the investee entity on the cost basis of accounting. The Company evaluates these investments for impairment on a quarterly basis (See
Note 6).

   Impairment of Long Lived Assets

         The Company reviews long-lived assets, such as fixed assets and certain identifiable intangibles to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, as defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

   Research and Development Costs

         Research and development costs related to the design, development and testing of new software products are charged to expense as incurred. Effective January 1, 1998, research and development costs also include payments for royalty advances to third-party developers on products that are currently in development.

   Advertising Expenses

         Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 1997, the three months ended March 31, 1998, the years ended March 31, 1999 and 2000 and the three months ended June 30, 2000 amounted to approximately $32.0 million, $7.9 million, $49.1 million, $64.0 million and $5.0 million, respectively.

   Foreign Currency

         Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as accumulated other comprehensive
(loss) income.

   New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No.
137. The adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. Infogrames Inc. is currently evaluating the impact of SAB 101 on the Company's consolidated results of operations and financial position.

        In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB 25. FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. The Company does not expect that the adoption of the remaining conclusions will have a material effect on the financial position or results of operations.

   Reclassifications

         Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

   Net Income (Loss) Per Share

         Basic earnings per share ("EPS") is computed as net earnings after preferred dividends divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock based compensation plans would be anti-dilutive and therefore have not been considered in the diluted EPS calculation in the years ended March 31, 1999 and 2000, and in the three months ended June 30, 2000, respectively.

   Discontinued Operations

         Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of the Company reflect the disposal of OZM as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows, and have been reported through its date of disposition as "Loss from discontinued operations."

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

   Fiscal Year

         Effective January 1, 1998, the Company changed its fiscal year end from December 31 to March 31. Accordingly, the fiscal year ended March 31, 1998 represents three months of operations. Effective April 1, 2000, the Company changed its fiscal year end from March 31 to June 30. Accordingly, the fiscal period June 30, 2000 represents three months of operations. (See Note 23.)

   Reverse Stock Split

         On April 6, 2000, the Company's Board of Directors approved a one-for-five reverse stock split of the issued and outstanding shares of the Company's common stock, which became effective June 26, 2000. All periods have been restated to reflect the reverse stock split.

   Unaudited Interim Financial Information

         The unaudited interim consolidated financial information for the three months ended June 30, 1999 has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Such unaudited interim consolidated financial data is presented in Note 22 to the consolidated financial statements.

NOTE 2--PURCHASE OF MAJORITY INTEREST BY INFOGRAMES SA

         As of December 31, 1999, Infogrames SA and subsidiaries purchased approximately 60 percent of the voting stock of the Company through the following transactions:

         - On November 15, 1999, Infogrames SA purchased from the Company a $25 million principal amount Short-Term Senior Secured Note ("Short-Term Note"). In connection with this transaction, the Company issued to Infogrames SA warrants to purchase 10,000 shares of common stock at an exercise price of $0.05 per share.

         - On December 16, 1999, the Company consummated the following of transactions with Infogrames SA and certain partnerships affiliated with General Atlantic Partners, LLC ("GAP"). Infogrames SA, the founding Cayre family, and GAP entered into further transactions as well.

         - Infogrames SA purchased 6,711,701 shares of the Company's common stock from the Cayre family, founders of GT Interactive
              Software Corp., for $25.0 million and also purchased from the Cayre family $10 million of subordinated notes ("Cayre Notes") of the Company.

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

         - Infogrames SA acquired from GAP warrants to purchase 900,000 shares of common stock of the Company at an exercise price of $0.05 per share, for nominal consideration.

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

NOTE 3--ACQUISITIONS

         In January 1997, the Company acquired all of the outstanding capital stock of Premier Promotion Limited, the parent company of One Stop Direct Limited, for approximately $0.4 million in cash. This transaction was accounted for as a purchase.

         In October 1997, the Company acquired SingleTrac Entertainment Technologies, Inc. ("SingleTrac"), a software developer, for cash and stock. Total consideration, including acquisition costs, was approximately $14.7 million, of which $5.4 million was cash and the balance of the purchase price was the issuance of 100,000 newly issued shares of the Company's common stock and the assumption of approximately 100,000 stock options. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process research and development ("R&D"), and goodwill and other intangibles. Purchased in-process R&D includes the value of products in the development stage and not considered to have reached technological feasibility and was, therefore, expensed. Accordingly, approximately $11.0 million of acquisition cost was expensed in the fourth quarter of 1997. In connection with the acquisition of SingleTrac on October 15, 1997, the Company issued approximately 146,000 shares of its common stock and assumed approximately 61,000 stock options.

         In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 500,000 newly issued shares of the Company's common stock and approximately 100,000 stock options to purchase the Company's common stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. OZM was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which is recognized in the current fiscal year. In connection with the acquisition of OZM on November 4, 1998, the Company issued approximately 458,000 shares of its common stock and assumed approximately 117,000 stock options.

         In December 1998, the Company acquired Reflections Interactive Limited ("Reflections"), a developer of interactive entertainment software for computer games, in exchange for approximately 460,000 newly issued shares of the Company's common stock. Total consideration, including acquisition costs, was approximately $13.5 million. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process R&D and goodwill. Accordingly, $5.0 million of acquisition cost was expensed in the quarter ended December 31, 1998. Additionally, the Company acquired Prism Leisure Tontragervertriebs GmbH ("Prism"), a distributor of value-priced software based in Germany, for nominal consideration. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired and goodwill. In connection with the acquisition of Reflections on December 23, 1998, the Company issued approximately 457,000 shares of its common stock. Goodwill, net of accumulated amortization, approximated $6.1 million and $5.8 million for March 31, 2000 and June 30, 2000, respectively.

         In December 1998, the Company formed GT Interactive European Holdings B.V., a European holding company, which acquired all of the outstanding capital stock of Home Software Benelux B.V. ("Homesoft"), a distributor of entertainment software, for approximately $1.0 million in cash. The acquisition was accounted for as a purchase.

         In December 1998, the Company purchased the assets of Legend Entertainment Company ("Legend"), a developer of entertainment software. Total consideration, including acquisition costs, was approximately $2.0 million. The purchase price was allocated to goodwill. In connection with the asset purchase of Legend on December 22, 1998, the Company issued approximately 9,000 shares of its common stock. These shares are restricted from being sold until no later than December 22, 2002. Goodwill, net of accumulated amortization, approximated $1.5 million and $1.4 million for March 31, 2000 and June 30, 2000.

NOTE 4--RECEIVABLES, NET

         Receivables consist of the following:

                                                      MARCH 31,         JUNE 30,
                                                      ---------         --------
                                                  1999        2000        2000
                                                  ----        ----        ----
                                                         (IN THOUSANDS)
Trade accounts receivable ..................    $179,823    $109,146      83,555
Royalties receivable .......................          17         178        --
                                                --------    --------    --------
                                                 179,840     109,324      83,555
Less:  Allowance for doubtful accounts .....      10,713      23,337      23,081
Sales return reserve .......................      59,108      48,986      38,018
                                                --------    --------    --------
                                                $110,019    $ 37,001    $ 22,456
                                                ========    ========    ========

NOTE 5--INVENTORIES, NET

         Inventories consist of the following:

                                                 MARCH 31,              JUNE 30,
                                                 ---------              --------
                                            1999           2000           2000
                                            ----           ----           ----
                                                      (IN THOUSANDS)
Finished goods ....................       $146,312       $ 77,677       $ 73,857
Return inventory ..................         26,319          7,351          3,249
Raw materials .....................          4,194          1,238          1,764
                                          --------       --------       --------
                                           176,825         86,266         78,870
Less:  Obsolescence Reserve .......         18,617         48,087         47,963
                                          --------       --------       --------
                                          $158,208       $ 38,179       $ 30,907
                                          ========       ========       ========

         The obsolescence reserve at March 31, 2000 includes an aggregate charge of approximately $56.0 million recorded in that year relating to management's decision to focus on certain product lines and exit others. This charge is recorded in cost of sales and is part of the restructuring and reorganization of the Company. See Note 21 for additional information relating to the restructuring of the Company's operations.

NOTE 6--INVESTMENTS

         In 1995, the Company invested $63,000 in Zomax Incorporated ("Zomax"), an outsource provider of process management services to software publishers, computer manufacturers and other producers of multimedia products. As of June 30, 2000 the Company held approximately 62,140 shares of Zomax at a market price of $13.13 per share.

         In 1996, the Company purchased for approximately $2.7 million in cash a 9.9% investment in, and entered into a multi-titled publishing agreement with Mirage, a U.K. developer of entertainment software. Since the total of the expected future cash flows is less than the carrying amount of the investment, the Company recognized a loss of $2.7 million on its investment during fiscal 1999.

         In 1996, the Company invested approximately $7.1 million in convertible preferred stock of OddWorld, a developer of entertainment software, which is convertible into approximately 50% of the common equity.

         In 1997, the Company purchased for $225,000 in cash a 9.9% investment in GameWizards, Inc., a developer of electronic and print-based strategy guides on behalf of developers and publishers of software products.

NOTE 7--PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:


                                                   MARCH 31,            JUNE 30,
                                                   --------             -------
                                              1999          2000          2000
                                              ----          ----          ----
                                                       (IN THOUSANDS)
Computer equipment ...................      $17,172       $17,527       $ 9,048
Machinery and equipment ..............        6,622         4,952         1,722
Capitalized computer software ........       17,918        20,139         8,061
Furniture and fixtures ...............        7,059         5,513         5,212
Leasehold improvements ...............        7,733         4,041         3,310
                                            -------       -------       -------
                                             56,504        52,172        27,353
Less:  Accumulated Depreciation ......       19,696        26,411        12,259
                                            -------       -------       -------
                                            $36,808       $25,761       $15,094
                                            =======       =======       =======

         Depreciation expense for the year ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000 and the three months ended June 30, 2000 amounted to approximately $6.1 million, $1.9 million, $11.3 million, $13.0 million, and $2.5 million, respectively.

         During the three months ended June 30, 2000, the Company wrote off total net assets of $9.2 million. This decision was made in part with the Company's strategic plan to reorganize and re-focus its business and its desire to exit certain product lines. See Note 21 for additional information relating to restructuring of the Company's operations.

NOTE 8--ACCRUED LIABILITIES

         Accrued liabilities consists of the following:


                                                     MARCH 31,           JUNE 30,
                                                     --------            -------
                                                 1999         2000         2000
                                                 ----         ----         ----
                                                        (IN THOUSANDS)
Restructuring reserve ...................      $ 8,992      $10,209      $ 9,836
Accrued advertising .....................        2,414        1,389          307
Accrued professional fees ...............        1,251          983        1,900
Accrued salary and related costs ........        4,602        5,007        4,018
Litigation reserve ......................         --          2,400        2,750
Accrued freight and distributions .......        5,890        2,611        1,236
Accrued consulting fees .................         --           --          2,858
Other ...................................       12,356       14,524       10,166
                                               -------      -------      -------
                                               $35,505      $37,123      $33,071
                                               =======      =======      =======


         See Note 21 for information on the details of the restructuring charge recorded by the Company.

NOTE 9--INCOME TAXES

         The components of the (benefit from) provision for income taxes are as follows: (IN THOUSANDS)


                                              THREE MONTHS                             THREE MONTHS
                                YEAR ENDED        ENDED           YEARS ENDED             ENDED
                               DECEMBER 31,     MARCH 31,           MARCH 31,            JUNE 30,
                                   1997           1998         1999         2000           2000
                                 --------       --------     --------     --------       --------
Federal:
   Current .................     $(10,308)      $   (407)    $   --       $ (6,612)      $   --
   Deferred ................       (1,265)           836      (23,563)      38,499            287
                                 --------       --------     --------     --------       --------
         ...................      (11,573)           429      (23,563)      31,887            287
                                 --------       --------     --------     --------       --------
State and local:
   Current .................          185             36         --           --
   Deferred ................       (1,726)            33       (4,202)       4,424           --
                                 --------       --------     --------     --------       --------
         ...................       (1,541)            69       (4,202)       4,424           --
                                 --------       --------     --------     --------       --------
Foreign:
   Current .................        3,957           (194)       1,186           33
   Deferred ................         --             --         (3,049)       4,538            589
                                 --------       --------     --------     --------       --------
         ...................        3,957           (194)      (1,863)       4,571       $    589
                                 --------       --------     --------     --------       --------
Provision for (benefit from)
   income taxes ............     $ (9,157)      $    304     $(29,628)    $ 40,882       $    876
                                 ========       ========     ========     ========       ========

The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported provision for (benefit from) income taxes is as follows: (IN THOUSANDS)

                                                       THREE MONTHS                                THREE MONTHS
                                         YEAR ENDED        ENDED             YEARS ENDED              ENDED
                                        DECEMBER 31,      MARCH 31,            MARCH 31,             JUNE 30,
                                            1997            1998          1999           2000         2000
                                         ---------       ---------     ---------      ---------     ---------
(Benefit from) provision for income
   taxes computed at Federal
   statutory rate ...................    $ (11,963)      $     232     $ (28,499)     $ (98,438)    $ (14,373)
Increase (decrease) in (benefit
   from) provision for income taxes
   resulting from:
State and local taxes, net of
   Federal tax (benefit) provision ..       (1,541)             36        (3,324)       (10,969)       (1,603)
Foreign taxes in excess of Federal
   statutory rate provision (benefit)            9            (175)         (512)        17,598         3,042
Purchased research and development ..        4,293            --            --             --            --
Other, net ..........................           45             211         2,707         (1,900)          312
Increase to deferred tax asset
   valuation allowance ..............         --              --            --          134,591        13,498
                                         ---------       ---------     ---------      ---------     ---------
(Benefit from) provision for
   income taxes .....................    $  (9,157)      $     304     $ (29,628)     $  40,882     $     876
                                         =========       =========     =========      =========     =========
Effective income tax rate ...........           27%             46%           36%            15%            2%
                                         =========       =========     =========      =========     =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows: (IN THOUSANDS)



                                                         THREE MONTHS
                                    YEAR ENDED               ENDED
                                     MARCH 31,              JUNE 30,
                                1999          2000            2000
                             ---------     ---------       ---------
DEFERRED TAX ASSETS:
Inventory valuation .....    $   7,825     $  20,454       $  19,241
Deferred income .........          118            77              77
Sales return reserve ....         (302)        1,702           1,899
Tax loss carryforwards ..       26,729        92,781         109,144
Restructuring reserve ...        5,822         4,814           3,186
Other ...................        8,614        14,763          14,542
                             ---------     ---------       ---------
                                48,806       134,591       $ 148,089
                             ---------     ---------
                                48,806       134,591         148,089
Less valuation allowance          --        (134,591)       (148,089)
                                           ---------       ---------
Net deferred tax asset ..    $  48,806     $    --         $    --
                             =========     =========       =========

         As of June 30, 2000, the Company has combined net operating loss carryforwards of approximately $285.8 million for tax purposes. These loss carryforwards are available to offset future taxable income and will expire beginning in the years 2011 through 2019. Under Section 382 of the Internal Revenue Code, the Company's pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses.

         The valuation allowance increased by approximately $13.5 million in 2000, attributable to the net change in the deferred tax asset during the year, thereby increasing the cumulative valuation allowance to $148.0 million. The valuation increased by $134,591 in fiscal 2000, consisting of a valuation allowance of $48,806 for the beginning deferred tax asset balance and a valuation allowance of $85,785 for the net change in the deferred tax asset during the year. A full valuation allowance has been recorded against the net deferred tax asset because it is more likely than not that such asset will not be realized in the foreseeable future.

         The Company has not recognized a deferred tax liability of approximately $1.1 million for the undistributed earnings of its 100 percent-owned foreign subsidiaries as of June 30, 2000. The Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner. As of June 30, 2000, the undistributed earnings of these subsidiaries were approximately $7.2 million.

NOTE 10--STOCKHOLDERS' EQUITY

         On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Charter Amendment"), which increases the total number of shares of authorized capital stock of the Company from 155 million shares to 305 million shares. The Charter Amendment became effective on February 14, 2000. There is currently authorized 300 million shares of the Company's common stock and five million shares of the Company's Series A Convertible Preferred Stock. Refer to
Note 2 for stockholders' equity transactions relating to the purchase by Infogrames SA of a majority interest in the Company.

         As of December 31, 1997, March 31, 1998, 1999 and 2000 and June 30, 2000, the Company had warrants outstanding to purchase an aggregate of approximately 251,000, 251,000, 246,000, 246,000 and 246,000 shares, respectively, of Common Stock to content-providers at exercise prices (ranging from $42.50 to $70.00) not less than the fair market value at the date of issue. Refer to Note 2 for stockholders' equity transactions relating to the purchase by Infogrames SA of a majority interest in the Company.

         On June 26, 2000, the Company repurchased approximately 1.6 million shares of its common stock in connection with severance agreements with certain of its employees. The repurchased shares of common stock are held as treasury stock.

NOTE 11--STOCK OPTIONS

         The Company has three stock option plans which began in 1995, 1997 and 2000, (the "Plans"). The Company accounts for these Plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

         Generally, under the Plans, options are granted to employees to purchase shares of the Company's common stock at no less than the fair market value at the date of the grant, vest over a period of four or five years and are exercisable for a period of ten years from the grant date.

         A summary of the status of the Company's Plans at December 31, 1997, March 31, 1998, 1999 and 2000 and June 30, 2000 and changes during the year ended December 31, 1997, the three months ended March 31, 1998, the fiscal years ended March 31, 1999 and 2000 and the three months ended June 30, 2000 are as follows:


                                                                         DECEMBER 31, 1997
                                                                         -----------------
                                                                    PRICE PER       WEIGHTED AVERAGE
                                                    SHARES            SHARE          EXERCISE PRICE
                                                    ------            -----          --------------
                                                (in thousands)
Outstanding at beginning of year............         1,152        $ 0.20-117.50         $ 53.95
Granted.....................................           881           1.80-70.00           43.15
Exercised...................................           (54)          0.20-46.90           14.45
Forfeited...................................          (268)         1.75-117.50           76.80
Expired.....................................           (54)         39.70-88.75           56.30
                                                    ------        -------------         -------
Outstanding at end of year..................         1,657        $  0.20-72.50         $ 45.65
                                                    ======        =============         =======

                                                                         MARCH 31, 1998
                                                                         --------------
                                                                    PRICE PER       WEIGHTED AVERAGE
                                                    SHARES            SHARE          EXERCISE PRICE
                                                    ------            -----          --------------
                                                (in thousands)
Outstanding at beginning of
  fiscal year...............................         1,657        $  0.20-72.50         $ 45.65
Granted.....................................           309          31.55-39.70           34.15
Exercised...................................            (7)          0.90-10.40            5.50
Forfeited...................................            --                   --              --
Expired.....................................            (1)          1.75-70.00           35.00
                                                    ------        -------------         -------
Outstanding at end of fiscal year...........         1,958        $  0.20-72.50         $ 43.95
                                                    ======        =============         =======

                                                                         MARCH 31, 1999
                                                                         --------------
                                                                    PRICE PER       WEIGHTED AVERAGE
                                                    SHARES            SHARE          EXERCISE PRICE
                                                    ------            -----          --------------
                                                (in thousands)
Outstanding at beginning of
  fiscal year...............................         1,958        $  0.20-72.50         $ 43.95
Granted.....................................         1,139          0.01-100.00           32.85
Exercised...................................           (40)          0.01-39.70            7.40
Forfeited...................................           (99)          0.90-70.00           46.20
Expired.....................................           (47)          1.75-70.00           46.05
                                                    ------        -------------         -------
Outstanding at end of fiscal year...........         2,911        $ 0.01-100.00         $ 40.10
                                                    ======        =============         =======

                                                                         MARCH 31, 2000
                                                                         --------------
                                                                    PRICE PER       WEIGHTED AVERAGE
                                                    SHARES            SHARE          EXERCISE PRICE
                                                    ------            -----          --------------
                                                (in thousands)
Outstanding at beginning of year............         2,911        $ 0.01-100.00         $ 40.10
Granted.....................................           415           9.40-19.70           14.75
Exercised...................................           (61)          0.01-10.40            2.35
Forfeited...................................        (1,049)         1.75-100.00           33.25
Expired.....................................          (321)         0.90-100.00           52.95
                                                    ------        -------------         -------
Outstanding at end of year..................         1,895        $  0.01-72.50         $ 37.60
                                                    ======        =============         =======

                                                                          JUNE 30, 2000
                                                                          -------------
                                                                    PRICE PER       WEIGHTED AVERAGE
                                                    SHARES            SHARE          EXERCISE PRICE
                                                    ------            -----          --------------
                                                (in thousands)
Outstanding at beginning of year............         1,895        $  0.01-72.50         $ 37.63
Granted.....................................           526           9.38-13.75           13.37
Exercised...................................           (10)          0.01-10.38            0.50
Forfeited...................................           (85)         14.69-70.00           32.31
Expired.....................................          (115)          0.88-72.50           46.14
                                                    ------        -------------         -------
Outstanding at end of year..................         2,211        $  0.22-70.00         $ 31.78
                                                    ======        =============         =======

         The following table summarizes information concerning currently outstanding and exercisable options; (in thousands)


  RANGES OF           NUMBER         REMAINING       WEIGHTED AVERAGE             NUMBER       WEIGHTED AVERAGE
EXERCISE PRICE     OUTSTANDING         LIFE           EXERCISE PRICE           EXERCISABLE      EXERCISE PRICE
--------------    ------------      ----------      -----------------         ------------     ----------------
 $0.22 - 10.94             146            9.0       $            8.65                   16     $           2.17
$11.25 - 70.00           2,065            7.2       $           33.42                1,276     $          41.69
--------------    ------------      ---------       -----------------        -------------     ----------------
                         2,211                                                       1,294



         As of June 30, 2000, there were approximately 2,211,000 options outstanding at prices ranging from $0.22 to $70.00, of which approximately 1,294,000 options were exercisable at prices ranging from $0.22 to $70.00.

         If compensation cost for these plans were determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) before dividends on preferred stock and earnings per share would have been reduced to the following pro forma amounts:


                                                     THREE MONTHS                               THREE MONTHS
                                       YEAR ENDED        ENDED            YEARS ENDED              ENDED
                                      DECEMBER 31,     MARCH 31,           MARCH 31,              JUNE 30,
                                          1997           1998          1999           2000          2000
                                          ----           ----          ----           ----          ----
                                                        (in thousands, except per share date)
Net (loss) income before dividends
   on preferred stock
   As reported ....................    $ (25,023)       $  358      $ (70,838)    $ (320,722)      (41,944)
   Pro forma ......................      (32,141)          217        (77,566)      (320,937)      (42,032)
Basic net (loss) income per share
   As reported ....................    $   (1.87)       $ 0.03      $   (5.10)    $   (19.50)     $  (2.03)
   Pro forma ......................    $   (2.40)       $ 0.02      $   (5.57)    $   (19.51)     $  (2.03)
Diluted net (loss) income per share
   As reported ....................    $   (1.87)       $ 0.03      $   (5.10)    $   (19.50)     $  (2.03)
   Pro forma ......................    $   (2.40)       $ 0.02      $   (5.59)    $   (19.51)     $  (2.03)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1997, the three months ended March 31, 1998 and the years ended March 31, 1999 and 2000, and the three months ended June 30, 2000: no dividends will be paid for the entire term of the option, expected volatility of 67.5% for 1997, the three months ended March 31, 1998, the year ended March 31, 1999, and 81.0% for the year ended March 31, 2000 and the three months ended June 30, 2000, risk-free interest rates averaging 6.22% for 1997, 5.45% for the three months ended March 31, 1998, 4.74% for the year ended March 31, 1999, 5.82% for the year ended March 31, 2000 and 6.31% for the three months ended June 30, 2000, and expected lives of four years in 1997, the three months ended March 31, 1998, the years ended March 31, 1999 and 2000, and the three months ended June 30, 2000. The weighted average fair value of options granted was $19.45 in 1997, $19.15 in 1998, $14.30 in 1999, $9.30 in 2000 and $13.37 for the three months ended June 30, 2000.

NOTE 12--RELATED PARTY TRANSACTIONS

   Purchase of majority interest by Infogrames SA

         On November 15, 1999, Infogrames SA and/or its subsidiaries purchased from the Company the Short-Term Note. In connection with this transaction, the Company issued to Infogrames SA warrants to purchase 10,000 shares of common stock of the Company at an exercise price of $0.05 per share.

         On December 16, 1999, the Company consummated a number of transactions with Infogrames SA and certain members of the founding Cayre family.

         Infogrames SA purchased 6,711,701 shares of common stock from the Cayre family, the founders of GT Interactive Software Corp., for $25.0 million in cash and also purchased from the Cayre family $10.0 million of subordinated notes (the "Cayre Notes") of the Company.

         Infogrames SA purchased 5,714,286 shares of common stock from the Company for $50 million in cash ($8.75 per share) and $60.6 million principal amount of a new 5% subordinated convertible note of the Company (the "5% Note") in exchange for $25 million in cash, the Cayre Notes, the Short-Term Notes and $0.6 million of accrued interest. Interest of $1.6 million was accrued on the 5% Note through June 30, 2000. The 5% Note is convertible into common stock at $9.25 per share.

         As a result of these transactions, as of December 31, 1999, Infogrames SA owned approximately 12.42 million shares of the Company's common stock, or 60% of the voting securities of the Company. Pursuant to the Securities Purchase Agreement dated November 15, 1999 between the Company and Infogrames SA, the Company was required to pay not more than $2.0 million of Infogrames SA's attorney's and accountant's fees. As of June 30, 2000, $0.6 million remained payable to Infogrames SA for these fees.

         In connection with the assumption by Infogrames SA of the Company's credit agreement as of February 15, 2000, the Company issued to Infogrames SA warrants to purchase 45,000 shares of common stock at an exercise price of $0.05 per share.

   Purchases of product from Infogrames SA

         During the three month period ended June 30, 2000, the Company purchased $0.7 million of product from Infogrames SA, representing approximately 1% of total purchases by the Company for such period. As of June 30, 2000, the Company had approximately $1.9 million outstanding related to purchase of product from Infogrames SA.

   Transactions with former Shareholders and Directors

         The following transactions occurred between the Company and the former directors through their date of resignation, and accordingly, the information presented is from April 1, 1999 through December 16, 1999, the date that Infogrames SA purchased a majority interest in the Company.

   Leases

         In May 1995, GT Interactive Software (Europe) Limited, the Company's European subsidiary, entered into a lease with respect to its then principal executive offices with Marylebone 248 Realty LLC ("Marylebone 248"), an entity controlled by Joseph J. Cayre, former Chairman Emeritus of the Board of Directors and Jack J. Cayre, former Executive Vice president and a director of the Company. This lease was terminated in August 1999. From April 1, 1999 through August 15, 1999, the Company paid approximately $119,000 in rent to Marylebone 248.

   Transactions with GoodTimes Home Video Corp. ("GTHV")

         GTHV, a majority of whose stock was formerly owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre, performed certain assembly and packaging services for the Company. The Company enters into arms length manufacturing transactions with GTHV on an as needed basis. The total amount charged to operations for manufacturing services for the year ended December 31, 1997 amounted to approximately $2.5 million. The Company made cash payments totaling approximately $330,000 and $1.1 million to GTHV during the three months ended March 31, 1998 and the year ended March 31, 1999, respectively. During 1996, the Company sold approximately $3.5 million of software to GTHV at fair market value. GTHV also performed certain assembly and packaging services for the Company. From April 1, 1999 through December 16, 1999, the Company paid approximately $260,000 in fees for such services. As of June 30, 2000, the Company had no outstanding liabilities to GTHV.

   REPS Agreement

         In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. REPS provides such services to the Company as well as to third parties not affiliated with the Cayre family. The Company had an agreement with REPS pursuant to which REPS supplied such services through May 1, 2000. The Company is currently operating on a month to month basis under the terms of the expired agreement. The total amount charged to operations for these services amounted to approximately $4.8 million, $1.4 million and $4.1 million for the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, respectively. Prior to entering into the REPS agreement with GTHV, from April 1, 1999 through December 16, 1999, the Company paid approximately $2.7 million in fees to REPS.

   Travel Services

         The Company occasionally hired Excel Aire Service, Inc. ("Excel") to provide business travel services for its officers and employees. Excel leases its planes from JT Aviation Corp. ("JTAC"), a company owned by Joseph J. Cayre. Excel is not owned in whole or in part by any member of the Cayre family. Excel provided air travel to the Company at an hourly rate and on an as needed as available basis. During the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, the Company's aggregate air travel fees paid to JTAC were approximately $370,000, $40,000, and $217,000, respectively. During the year ended March 31, 1999, the Company paid approximately $311,000 to Excel. From April 1, 1999 through December 16, 1999, the Company paid approximately $69,000 to Excel.

         The Company occasionally hired JC Aviation Corp ("JCAC"), a company owned by Jack J. Cayre, Executive Vice President and Director of the Company, to provide business transportation services for its officers. During the year ended December 31, 1997, the Company paid approximately $26,000 to JCAC. There were no payments made during any subsequent periods to JCAC.

   ClientLogic Corporation

         Transactions with ClientLogic Corporation ("ClientLogic"). The Company has entered into agreements with ClientLogic (formerly doing business as SOFTBANK Services Group) pursuant to which ClientLogic (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a per service basis. Both agreements provide for automatic renewal on a month to month basis upon expiration unless terminated by either party. During the year ended December 31, 1997, the three months ended March 31, 1998 and the year ended March 31, 1999, the Company had charged to operations approximately $230,000, $41,000 and $251,000 respectively, in fees to ClientLogic. Jordan A. Levy, a former director of the Company, is Vice-Chairman of ClientLogic.

   RCS Computer Experience

         From time to time, the Company purchases computer equipment from and sells computer software to RCS Computer Experience, LLC ("RCS"). In June 1998, Rockwell Computer Services, LLC, a company controlled by Joseph J. Cayre, purchased approximately a 70% interest in RCS. During the year ended March 31, 1999, the Company paid approximately $24,000 to RCS and generated approximately $54,000 in net revenues from RCS.

         The Company has entered into agreements with an unaffiliated leasing company for computer equipment. This leasing company purchases computer equipment from various vendors including RCS. During the year ended March 31, 1999, the leasing company paid approximately $231,000 to RCS for equipment leased by the Company.

         The Company believes that the terms of the foregoing transactions are no less favorable to the Company than could be obtained by the Company from unrelated parties on an arm's-length basis.

   Transactions between Infogrames UK Limited and GT Interactive Software (Europe) Limited

         GT Interactive Software (Europe) Limited, a wholly-owned subsidiary of Infogrames ("GT UK"), entered into a number of transactions with Infogrames UK Limited ("Infogrames UK") relating to the consolidation of its operations with Infogrames UK. Fixed assets having a net book value of $722,000 were transferred to Infogrames UK for $626,000 during fiscal 2000. The resulting loss is included in restructuring charges. Inventory having a cost of $270,000 was transferred at original cost. Infogrames UK agreed to assume the ongoing costs of running GT UK's office from March 1, 2000 including the salary costs of a number of employees who transferred to Infogrames UK. Such salary charges totaled $265,000 and such charges that relate to ongoing operations other than salaries totaled $94,000 for the month of March 2000. The lease on the UK office was formally assigned to Infogrames UK in June 2000, although the rent for this office has been borne by Infogrames UK from March 1, 2000. $38,000 of such rent was re-charged to Infogrames UK for the month of March 2000. A deferred rent liability of $203,000 arising from an initial rent free period on the office was transferred to Infogrames UK.

   Loans

         Gregor Loan. On August 31, 1996, the Company extended a loan to Andrew Gregor, a former Chief Financial Officer of the Company, in the principal amount of $250,000. The loan, including interest, amounted to $290,000 and was forgiven as part of Mr. Gregor's severance package and charged to restructuring charges in the fourth quarter of fiscal 1999. See Note 21 for information concerning other restructuring charges.

         SingleTrac Loans. The Company has extended non-interest bearing loans to three former employees of the Company who were former stockholders of SingleTrac. The principal amount of each such loan is $100,000. Such loans become due and payable at the earliest of the sale of their stock of the Company, in November 1999 or six months following termination of the borrowers' respective employment with the Company. Each of the borrowers has pledged 4,000 shares of the Company's common stock, as collateral security for the loans. One loan was forgiven on July 9, 1999 pursuant to an amended employment agreement, which provided for the loan forgiveness pursuant to termination of employment. $20,000 of another loan has been partially earned by the former employee, and the $80,000 balance repaid to the Company in May 2000. The Company intends to pursue collection of the third loan, which is still outstanding.

         Humongous Loan. The Company extended a demand promissory note to the former President of Humongous, a wholly-owned subsidiary. The note bears interest at a rate of 8.75% per annum and is secured by a residential first mortgage and security interest in all shares of common stock of the Company owned beneficially by such individual. The balance outstanding, including interest, at June 30, 2000 is approximately $1.6 million. The Company is currently negotiating a repayment schedule for this outstanding loan.

         OZM Loan. The Company extended a loan to an employee of OZM in the principal amount of $150,000. Such loan bears interest at 7 1/2% per annum and is due in three equal annual installments commencing December 7, 1998.

NOTE 13--LEASES

         The Company accounts for its leases as operating leases, with expiration dates ranging from 2000 through 2012. Future minimum annual rental payments under the leases are as follows for the fiscal years then ended:

                                                               (in thousands)
2001......................................................        $  5,737
2002......................................................           4,820
2003......................................................           4,304
2004......................................................           3,920
2005......................................................           3,340
Thereafter................................................           6,483
                                                                  --------
                                                                  $ 28,604
                                                                  ========

         Total rent expense charged to operations for the year ended December 31, 1997, the three months ended March 31, 1998, the years ended March 31, 1999 and 2000 and the three months ended June 30, 2000 amounted to approximately $4.9 million, $1.2 million, $7.3 million, $9.1 million and $1.0 million, respectively.

NOTE 14--COMMITMENTS AND CONTINGENCIES

         On January 21, 1997, the Company entered into a revolving credit agreement (as amended, the "Old Credit Agreement") with certain banks expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

         Simultaneously, on September 11, 1998, the Company entered with First Union National Bank, as agent for a syndicate of banks (the "Banks"), into a new revolving credit agreement (the "Credit Agreement") as subsequently amended, expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150,000 shares of the Company's Common Stock. Of these, warrants to purchase 55,000 shares of Common Stock were immediately exercisable, warrants to purchase 50,000 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45,000 shares of Common Stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

         As of February 15, 2000, Infogrames SA entered into an agreement with the Banks, pursuant to which Infogrames SA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by Infogrames SA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to Infogrames SA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and
(v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, the Bank Warrants were surrendered and cancelled and warrants to purchase 45,000 shares of Common Stock, at an exercise price of $0.05 per share, were issued to Infogrames SA.

         On June 29, 2000, Infogrames SA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and to extend the maturity date to September 30, 2000.

         At June 30, 2000, the Company had outstanding borrowings under the Credit Agreement of approximately $98.5 million, and no letters of credit outstanding. Outstanding borrowings under the Credit Agreement are classified as current in the consolidated balance sheet as of June 30, 2000, accrued interest $2.5 million has been recorded but not yet paid under the Credit Agreement as of June 30, 2000.

         Long term debt consists of the following at June 30, 2000:

                                                                (in thousands)
5% subordinated convertible note.............................      $62,236
GAP 0% subordinated convertible notes........................       37,084
                                                                   -------
                                                                   $99,320
                                                                   =======

The above indebtedness matures in full on December 16, 2004.

Refer to Note 2 for additional obligations of the Company incurred concurrent with the Infogrames transaction.

NOTE 15--LEGAL PROCEEDINGS

   Scavenger

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

         By order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment on its claim for $1.9 million allegedly due on the two delivered games and judgment was entered on March 14, 2000 in the amount of $2.4 million (reflecting pre-judgment interest on the claim). The Company posted a bond in the amount of the judgment and immediately appealed from this order and judgment to the Appellate Division, First Department. On June 8, 2000, the Appellate Division, First Department affirmed the order and judgment entered by the Supreme Court. The Company has moved for leave to appeal to the Court of Appeals. As of June 30, 2000 the Company accrued approximately $2.4 million related to this judgement.

         In its order of March 3, 2000, the Court denied Scavenger's motion for partial summary judgment seeking $2.4 million on the two games never delivered. In addition, the Court denied Scavenger's motion for leave to amend the complaint to add claims for fraud and seeking damages of $100 million.

         The Company moved for partial summary judgment seeking dismissal of the claim for consequential damages ($75-125 million) and additional royalties ($5 million). By order entered June 21, 2000, the Court denied the Company's motion and granted Scavenger leave to conduct an audit of royalties allegedly due to Scavenger. The Company has perfected an appeal to the Appellate Division--First Department from that portion of the order which denied the motion for partial summary judgment on the claim for consequential damages. That appeal is expected to be heard in September 2000. The Company also moved for reargument of the same portion of the order before the trial court. On September 7, 2000, on the record of oral argument, the trial court granted the Company's motion to reargue with respect to Scavenger's fourth cause of action for consequential damages ($100 million) and, on reargument, granted the motion for partial summary judgment dismissing the claim. Scavenger intends to appeal. The Company will withdraw the appeal it had filed with respect to this claim.

         Finally, the Company has made a motion in the Supreme Court to dismiss the second cause of action (seeking $2.4 million in royalty advances, plus interest) on the ground that the Court's reasoning in granting Scavenger partial summary judgment on the first cause of action requires dismissal of the second cause. Scavenger has cross-moved for summary judgment on this cause, arguing that the Court's ruling on the first cause of action should lead to judgment in favor of Scavenger on the second cause.
These motions were submitted September 1, 2000.

   Herzog

         In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from August 1, 1996 through December 12, 1997. The plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. Motions were made by certain groups of plaintiffs for their appointment as lead plaintiffs in the actions. On October 7, 1998, the Court appointed lead plaintiffs and lead counsel to the plaintiffs in the actions. The plaintiffs' consolidated and amended complaint was filed and served in early January 1999. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 under the Exchange Act against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999 the Court granted the motion to dismiss. Plaintiffs have appealed from the dismissal of the action, and oral argument on the appeal was held on June 8, 2000. On July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company (but not as to Arthur Andersen LLP) and remanding the action to the district court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearsing and suggestion for rehearing en banc. Management believes that the ultimate outcome of this matter will not have a material effect on the consolidated financial position or results of operations.

   James

         On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie "The Basketball Diaries", and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other videogame corporations, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other videogame corporations have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000 the district court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Management believes that the ultimate outcome of this matter will not have a material effect on the consolidated financial position or results of operations.

   Fenris

         On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. The complaint asserts five claims of breach and intentional interference, which seek $100,000 for the nonpayment and rejection of milestone nine, $400,000 for the balance of payments under the contract, $775,000 for alleged lost bundling opportunities, $775,000 for alleged intentional interference with bundling arrangements and $500,000 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400,000 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less than the $800,000 in milestone payments advanced for the development of "Rebel Moon Revolution." Fenris has moved for summary judgment on its first cause of action ($100,000), and the Company has moved for summary judgment dismissing the bundling claim. By order entered September 1, 2000, the Supreme Court denied in Fenris both Fenris' motion for partial summary judgment on its first cause of action and the Company's motion for partial summary judgment dismissing the bundling claim. Management believes that the ultimate outcome of this matter will not have a material effect on the consolidated financial position or results of operations.

         Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.

NOTE 16--EMPLOYEE SAVINGS PLAN

         The Company maintains an Employee Savings Plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is available to all U.S. employees who meet the eligibility requirements. Under the plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service (up to the lesser of 15% of compensation or $10,000 for calendar year 1999), with matching of 50% of the employee's contribution up to 6 percent provided by the Company. Generally, the plan assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All plan administrative fees are paid by the Company. Generally, the Company does not provide its employees any other post retirement or post employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $467,000, $187,000, $739,000, $530,000, and $200,000 for
the year ended December 31, 1997, the three months ended March 31, 1998, the years ended March 31, 1999 and 2000, and the three months ended June 30, 2000, respectively.

NOTE 17--ROYALTY ADVANCES

         The Company has committed to pay advance royalty payments under certain royalty agreements. These obligations are not guaranteed and are dependent, in part, on the delivery of the contracted services by the licensor. Future advance royalty payments due under these royalty agreements are as follows for the fiscal years then ended:

                                                      (in thousands)
         2001....................................        $ 10,984
         2002....................................             850
         2003....................................             100
         Thereafter..............................              --
                                                         --------
                                                         $ 11,934
                                                         ========

NOTE 18--CONCENTRATION OF CREDIT RISK

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

         The Company had sales constituting 46%, 47%, 40%, 35%, and 52% of net revenue to two customers in the years ended December 31, 1997, the three months ended March 31, 1998, the years ended March 31, 1999 and 2000 and the three months ended June 30, 2000, respectively. Sales to one customer constituted 38%, 39%, 30%, 24%, and 37% of net revenue during the year ended December 31, 1997, the three months ended March 31, 1998, the years ended March 31, 1999 and 2000 and the three months ended June 30, 2000, respectively, while sales to a second customer constituted 8%, 8%, 10%, 11%, and 14% of the net revenue for the same periods, respectively.

         Accounts receivable due from three significant customers aggregated 48%, 43% and 48% of accounts receivable at March 31, 1999 and 2000 and the three months ended June 30, 2000.

NOTE 19--OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

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

         The following unaudited summary represents the consolidated net revenues and operating income (loss) by reportable segment for the year ended December 31, 1997, the three months ended March 31, 1998, the year ended March 31, 1999 and 2000 and the three months ended June 30, 2000:


                                     PUBLISHING    DISTRIBUTION    CORPORATE      TOTAL
                                     ----------    ------------    ---------      -----
                                                         (IN THOUSANDS)
Year ended December 31, 1997:
      Net revenues ...............     265,700        264,977          --        530,677
      Operating income (loss) ....      55,629         50,295       (48,455)      57,469
Three months ended March 31, 1998:
      Net revenues ...............      48,700         57,067          --        105,767
      Operating income (loss) ....       7,884          9,151       (14,348)       2,687
Year ended March 31, 1999:
      Net revenues ...............     299,400        272,942          --        572,342
      Operating income (loss) ....      24,447         30,520      (103,569)     (48,602)
Year ended March 31, 2000:
      Net revenues ...............     252,301        123,268          --        375,569
      Operating income (loss) ....      19,156         11,526      (252,915)    (222,233)
Three months ended June 30, 2000:
      Net revenues ...............      27,041          5,942          --         32,983
      Operating income ...........      (5,990)        (3,460)      (16,274)     (25,724)


         The following represents the reconciliation of operating income (loss) as reported for reportable segments to consolidated totals for the year ended December 31, 1997, the three months ended March 31, 1998, the year ended March 31, 1999 and 2000 and the three months ended June 30, 2000:


                                                       THREE MONTHS                                THREE MONTHS
                                        YEAR ENDED         ENDED              YEARS ENDED             ENDED
                                       DECEMBER 31,       MARCH 31,             MARCH 31,            JUNE 30,
                                           1997             1998          1999          2000           2000
                                           ----             ----          ----          ----           ----
                                                                      (IN THOUSANDS)
Operating income (loss) as reported
   for reportable segments ........     $  57,469        $   2,687     $ (48,602)    $(222,233)     $ (25,724)
Amortization of goodwill ..........        (1,295)            (636)       (3,349)       (3,110)          (561)
Restructuring and other charges ...       (88,279)               0       (24,159)      (37,948)       (11,081)
                                        ---------        ---------     ---------     ---------      ---------
Operating (loss) income ...........     $ (32,105)       $   2,051     $ (76,110)    $(263,291)     $ (37,366)
                                        =========        =========     =========     =========      =========

         Information about the Company's operations in the U.S. and other geographic locations for the year ended December 31, 1997, the three months ended March 31, 1998, the year ended March 31, 1999 and 2000 and the three months ended June 30, 2000 are presented below.


                                                                    OTHER
                                        UNITED       UNITED       GEOGRAPHIC
                                        STATES       KINGDOM       LOCATIONS      TOTAL
                                        ------       -------       ---------      -----
                                                        (IN THOUSANDS)
1997:
      Net revenues ...............    $ 423,197     $  94,322     $  13,158     $ 530,677
      Operating (loss) income ....      (44,332)       10,204         2,023       (32,105)
      Capital expenditures .......        2,257        15,889           123        18,269
      Total assets ...............       55,453       349,019        11,516       415,988
Three months ended March 31, 1998:
      Net revenues ...............    $  87,538     $  14,132     $   4,097     $ 105,767
      Operating income (loss) ....        1,270          (295)        1,076         2,051
      Capital expenditures .......          144         7,462            35         7,641
      Total assets ...............      281,422        39,904        11,411       332,737
Year ended March 31, 1999:
      Net revenues ...............    $ 469,670     $  76,132     $  26,540     $ 572,342
      Operating (loss) income ....      (68,947)      (13,666)        6,503       (76,110)
      Capital expenditures .......        2,196        20,121           290        22,607
      Total assets ...............      374,084        49,296        15,531       438,911
Year ended March 31, 2000:
      Net revenues ...............    $ 287,173     $  70,748     $  17,648     $ 375,569
      Operating loss .............     (222,122)      (37,793)       (3,376)     (263,291)
      Capital expenditures .......          937         6,115         1,812         8,864
      Total assets ...............      138,783        10,749         9,675       159,207
Three months ended June 30, 2000:
      Net revenues ...............    $  30,405     $     415     $   2,163        32,983
      Operating loss .............      (34,289)       (1,200)       (1,877)      (37,366)
      Capital expenditures .......          710           130          --             840
      Total assets ...............    $ 102,579     $   7,060     $   5,140     $ 114,779

NOTE 20--SUPPLEMENTAL CASH FLOW INFORMATION

                                                              THREE MONTHS                            THREE MONTHS
                                                YEAR ENDED       ENDED            YEARS ENDED            ENDED
                                               DECEMBER 31,     MARCH 31,          MARCH 31,            JUNE 30,
                                                   1997           1998         1999         2000          2000
                                                   ----           ----         ----         ----          ----
                                                                     (IN THOUSANDS)
Issuance of common stock in connection with
   the acquisition of SingleTrac ..........      $ 7,169        $  --        $  --        $  --            --
Issuance of stock options in connection
   with the acquisition of SingleTrac .....         --            3,007         --           --            --
Issuance of common stock in connection
   with the acquisition of OZM ............         --             --         15,473         --            --
Issuance of stock options in connection
   with the acquisition of OZM ............         --             --          1,347         --            --
Issuance of common stock in connection
   with the acquisition of Reflections ....         --             --         12,279         --            --
Issuance of common stock in connection
   with the acquisition of Legend .........         --             --            255         --            --
Issuance of stock options in connection
   with the acquisition of Legend .........         --             --              9         --            --
Accrual for purchase price adjustment
   for One Stop ...........................         --            3,095         --           --            --
Warrants issued in connection with New
   Credit Agreement .......................         --             --           --          3,188          --
Warrants issued to GAP and acquired by
   Infogrames SA ..........................         --             --           --          8,833          --
Warrants issued in connection with
   Short-Term Note ........................         --             --           --            150          --
Discount on GAP 0% Subordinated
   Convertible Note .......................         --             --           --         14,351          --
Deferred financing costs in connection
   with Long-Term debt ....................         --             --           --          4,776          --
Common stock issued in lieu of partial
   royalty payment ........................         --             --           --          4,208          --
Cash paid for income taxes ................       10,243              2       11,118        2,713          --
Cash paid for interest ....................        1,802            727        5,826        7,536          --

NOTE 21--RESTRUCTURING AND OTHER CHARGES

         During December 1999, the Company's management approved and adopted a formal plan (the "Restructuring Plan") relating to a reorganization of the Company's Frontline publishing business, the shutdown of a substantial portion of European publishing operations and outsourcing and downsizing of the Company's distribution and assembly function. As a result of the implementation of the Restructuring Plan, the Company has incurred restructuring and other charges of approximately $37.9 million in fiscal 2000, mostly recorded in the three months ended December 31, 1999. As a result of the implementation of the Restructuring Plan, the Company has incurred approximately $17.6 million relating to the write-off of goodwill due to the consolidation of the value distribution division with the Company's publishing division, $12.1 million relates to the shutdown of European operations, including the write-off of all goodwill other than the Reflections studio, $6.1 million relates to impaired assets and $2.1 million relates to the planned severance of certain employees. The liability at March 31, 1999 relates to the planned severance of 135 employees. As of March 31, 2000, the Company terminated 88 employees from the administration and finance, manufacturing and distribution and product development departments. During the three months ended June 30, 2000 the Company recorded additional restructuring charges of approximately $11.1 million. These charges relate to $0.4 million of goodwill write-off, $9.4 million related to impaired assets and transition rent and $1.3 million of severance for 30 employees, mostly in administration and product development. As of June 30, 2000, the Company terminated 81 additional employees. The restructuring reserve at June 30, 2000 represents severance due of approximately $7.4 million related to severance to be paid to 243 employees, transition rent of $0.5 million and anticipated expenses to shut down European operations of approximately $1.9 million. Management anticipates completing restructuring activities by September 30, 2000.

         Total restructuring charges of approximately $17.5 million in fiscal 1999 includes approximately $7.0 million of asset impairment charges, $635,000 of additional rent for the transition period, and $9.8 million of severance for 135 employees, including executive officers, to be paid out over periods not to exceed fifteen months. The restructuring reserve as of March 31, 1999 of approximately $9.0 million represented severance due of approximately $8.4 million and transition rent due of $635,000. In connection with the reorganization of the Company's Frontline business, the Company wrote off approximately $3.3 million of Singletrac's goodwill. The remaining balance of $600,000 related to future use of Singletrac's label. The majority of the remaining asset impairment charges of approximately $3.8 million related to the write-off of assets located at the Company's distribution center.

         The following table sets forth adjustments to the restructuring reserve: (IN THOUSANDS)

                                       ADDITIONAL
                          BALANCE,    RESTRUCTURING                                  BALANCE,
                          MARCH 31,     AND OTHER                       CASH         MARCH 31,
                            1999         CHARGES      WRITE-OFFS      PAYMENTS         2000
                            ----         -------      ----------      --------         ----
Severance ..........      $  8,357      $  4,720       $   --         $ (5,144)      $  7,933
Shutdown of European
    operations .....          --           3,128           --           (1,236)         1,892
Impairment charges .          --          29,783        (29,783)          --             --
Transition rent ....           635           317           --             (568)           384
                          --------      --------       --------       --------       --------
                          $  8,992      $ 37,948       $(29,783)      $ (6,948)      $ 10,209
                          ========      ========       ========       ========       ========

                                       ADDITIONAL
                          BALANCE,    RESTRUCTURING                                  BALANCE,
                          MARCH 31,     AND OTHER                       CASH         JUNE 30,
                            2000         CHARGES      WRITE-OFFS      PAYMENTS         2000
                            ----         -------      ----------      --------         ----
Severance ..........      $  7,933      $  1,284       $   --         $ (1,800)      $  7,417
Shutdown of European
    operations .....         1,892          --             --             --            1,892
Impairment charges .          --           9,592         (9,592)          --
Transition rent ....           384           205           --              (62)           527
                          --------      --------       --------       --------       --------
                          $ 10,209      $ 11,081       $ (9,592)      $ (1,862)      $  9,836
                          ========      ========       ========       ========       ========

NOTE 22--QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

         Summarized quarterly financial data for the fiscal year ended March 31, 1999 are as follows:

                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                     JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    MARCH 31,
                                                     --------   -------------   ------------    ---------
Net revenues .................................      $ 116,391     $ 116,151      $ 246,303     $  93,497
Gross profit .................................         60,493        60,193        126,691        (4,990)
Operating income (loss) ......................          4,112         3,034         33,706      (116,962)
Net income (loss) from continuing operations .          1,803         1,369         17,332       (72,301)
Loss from discontinued operations ............           --            --             (560)      (18,481)
Net income (loss) before dividends
   on preferred stock ........................          1,803         1,369         16,772       (90,782)
Basic net income (loss) per share
   from continuing operations ................      $    0.13     $    0.10      $    1.24     $   (4.97)

Basic net (loss) per share from
   discontinued operations ...................      $    --       $    --        $   (0.04)    $   (1.27)
Basic net income (loss) per share ............      $    0.13     $    0.10      $    1.20     $   (6.24)
Weighted average shares outstanding ..........         13,612        13,618         13,949        14,555
Diluted net income (loss) per share
   from continuing operations ................      $    0.13     $    0.10      $    1.24     $   (4.97)
Diluted net (loss) per share from discontinued
  operations .................................      $    --       $    --        $   (0.04)    $   (1.27)
Diluted net income (loss) per share ..........      $    0.13     $    0.10      $    1.20     $   (6.24)
Weighted average shares outstanding ..........         13,798        13,713         14,019        14,555

         Summarized quarterly financial data for the fiscal year ended March 31, 2000 are as follows:

                                                             THREE MONTHS ENDED
                                                             ------------------
                                             JUNE 30,    SEPTEMBER 30,   DECEMBER 31,    MARCH 31,
                                             --------    -------------   ------------    ---------
Net revenues .........................      $ 121,325     $  91,426       $ 101,727     $  61,091
Gross profit .........................         59,182        26,806          12,307       (24,027)
Operating loss .......................         (3,709)      (52,112)        (94,943)     (112,527)
Net loss from continuing operations ..         (3,852)      (56,060)       (121,594)     (140,627)
Loss from discontinued operations ....           --            (477)           --            --
Net loss before extraordinary items ..         (3,852)      (56,537)       (119,706)     (140,627)
Gain from extraordinary item, net
   of tax of $1,312 ..................           --            --             1,888          --
Net loss before dividends on
   preferred stock ...................         (3,852)      (56,537)       (119,706)     (140,627)
Basic and diluted net loss per share
   from continuing operations ........      $   (0.26)    $   (3.80)      $   (7.68)    $   (9.66)
Basic and diluted net loss per share
   from discontinued operations ......      $    --       $   (0.03)      $    --       $    --
Basic and diluted net income per share
   from extraordinary items ..........      $    --       $    --         $    0.11     $    --
Basic and diluted net loss per share .      $   (0.26)    $   (3.83)      $   (7.57)    $   (9.66)
Weighted average shares outstanding ..         14,574        14,772          15,816        14,555

         Summarized quarterly financial data for the three months ended June 30, 2000 is as follows:

                                             THREE MONTHS
                                               JUNE 30,
                                               --------
Net revenues ...........................        32,983
Gross Profit ...........................        16,833
Operating loss .........................       (37,366)
Net loss from continuing operations.....       (41,944)
Basic and diluted net loss per share
  from continuing operations ...........       $ (2.03)
Basic and diluted net loss per share....       $ (2.03)
Weighted average shares outstanding.....        20,680

         The quarterly earnings per share information is computed separately for such period. Therefore, the sum of such quarters per share amounts may differ from the total for the year.

NOTE 23--SUBSEQUENT EVENTS

         The Company entered into a merger agreement with Infogrames North America, Inc., a wholly-owned subsidiary of Infogrames SA ("INA"), a Company under common control, on September 6, 2000. The Company will acquire INA through the creation of a wholly-owned subsidiary that will merge with and into INA, with INA surviving the merger. Upon completion of the merger, INA will be a wholly owned subsidiary of the Company.

                        INFOGRAMES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    ADDITIONS
                                       BALANCE -    CHARGED TO                  BALANCE -
                                       BEGINNING    COSTS AND                     END
DESCRIPTION                            OF PERIOD     EXPENSES     DEDUCTIONS    OF PERIOD
-----------                            ---------     --------     ----------    ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Three months ended June 30, 2000....   $ 23,337      $  1,510      $ (1,766)    $ 23,081
                                       ========      ========      ========     ========
Year ended March 31, 2000 ..........   $ 10,713      $ 12,992      $   (368)    $ 23,337
                                       ========      ========      ========     ========
Year ended March 31, 1999 ..........   $  3,252      $ 11,429      $ (3,968)    $ 10,713
                                       ========      ========      ========     ========
Three months ended March 31, 1998...   $  4,379      $    411      $ (1,538)    $  3,252
                                       ========      ========      ========     ========
Year ended December 31, 1997 .......   $  4,069      $  4,106      $ (3,796)    $  4,379
                                       ========      ========      ========     ========

RESERVE FOR OBSOLESCENCE:
Three months ended June 30, 2000....   $ 48,087      $  6,787      $ (6,911)    $ 47,963
                                       ========      ========      ========     ========
Year ended March 31, 2000 ..........   $ 18,617      $ 38,953      $ (9,483)    $ 48,087
                                       ========      ========      ========     ========
Year ended March 31, 1999 ..........   $ 15,574      $ 16,634      $(13,591)    $ 18,617
                                       ========      ========      ========     ========
Three months ended March 31, 1998...   $ 16,016      $    165      $   (607)    $ 15,574
                                       ========      ========      ========     ========
Year ended December 31, 1997 .......   $ 11,008      $  5,883      $   (875)    $ 16,016
                                       ========      ========      ========     ========

RESTRUCTURING RESERVE:
Three months ended June 30, 2000....     10,209      $ 11,081      $(11,454)    $  9,836
                                       ========      ========      ========     ========
Year ended March 31, 2000 ..........   $  8,992      $  8,392      $ (7,175)    $ 10,209
                                       ========      ========      ========     ========
Year ended March 31, 1999 ..........   $     --      $ 10,437      $ (1,445)    $  8,992
                                       ========      ========      ========     ========