Form 10-Q
period 2000-09-30
INFOGRAMES INC
filed 2000-11-14
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




 For the quarterly period ended September 30, 2000  Commission File No. 0-27338


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

                                 Yes /X/ No / /

         As of November 9, 2000, there were 69,412,614 shares of the registrant's Common Stock outstanding.

                                INFOGRAMES, INC.
                SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION



                                                                               PAGE
 Item 1.  Financial Statements:


          Consolidated Balance Sheets as of June 30, 2000 and September 30,
          2000 (Unaudited)                                                       3

          Consolidated Statements of Operations and Comprehensive Loss for
          the Three Months Ended September 30, 1999 and 2000 (Unaudited)         4

          Consolidated Statements of Cash Flows for the Three Months Ended
          September 30, 1999 and 2000 (Unaudited)                                5

          Consolidated Statements of Stockholders' Deficit for June 30, 2000
          and September 30, 2000 (Unaudited)                                     6

          Notes to the Consolidated Financial Statements                         7


 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 15


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk            20

PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings                                                     21

 Item 4.  Submission of Matters to a Vote of Security Holders                   23

 Item 6.  Exhibits and Reports on Form 8-K                                      25


Signatures                                                                      26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                INFOGRAMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      JUNE 30,   SEPTEMBER
                                                        2000      30, 2000
                                                                (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                               12,302        14,123
   Accounts receivable, net                                22,456        30,456
   Inventories, net                                        30,907        27,272
   Income taxes receivable                                  1,357           934
   Prepaid expenses and other current assets                7,241         5,514
                                                        ---------     ---------
     Total current assets                                  74,263        78,299
Property and equipment, net                                15,094        13,599
Investments                                                 8,237         7,906
Goodwill, net                                               7,067         6,566
Other assets                                               10,118         9,050
                                                        ---------     ---------
     Total assets                                       $ 114,779     $ 115,420
                                                        =========     =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                     $  64,515     $  54,723
   Accrued liabilities                                     33,071        30,009
   Revolving credit facility                               98,543       128,585
   Royalty payable                                         15,972        15,035
   Deferred Income                                             58            58
   Due to Related Party                                     1,026           565
                                                        ---------     ---------
     Total current liabilities                            213,185       228,975
Long-term debt                                             99,320       100,822
Other long-term liabilities                                 2,239         2,258
                                                        ---------     ---------
     Total liabilities                                    314,744       332,055

Commitments and contingencies

Stockholders' deficit:
   Common stock, $0.01 par 150,000 shares
     authorized, 20,685 and 20,687 shares issued,
     20,353 and 20,355 outstanding, respectively              207           207
   Additional paid-in capital                             227,383       227,385
   Accumulated deficit                                   (425,542)     (440,738)
   Accumulated other comprehensive income (loss)            1,309          (167)
   Treasury shares held at cost 332 shares                 (3,322)       (3,322)
                                                        ---------     ---------
     Total stockholders' deficit                         (199,965)     (216,635)
                                                        ---------     ---------
     Total liabilities and stockholders' deficit        $ 114,779     $ 115,420
                                                        =========     =========


The accompanying notes are an integral part of these consolidated financial statements.


                                INFOGRAMES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                             1999        2000
                                                             ----        ----
Net revenues                                               $ 91,426    $ 39,321
Cost of goods sold                                           64,620      13,587
                                                           --------    --------
   Gross profit                                              26,806      25,734
Selling and distribution expenses                            38,064      13,531
General and administrative expenses                          11,791      11,100
Research and development                                     25,229       9,249
Merger costs                                                   --         1,700
Depreciation and amortization                                 3,834       1,549
                                                           --------    --------
   Operating loss                                           (52,112)    (11,395)
Interest expense, net                                         5,868       4,315
Other income                                                    306         514
                                                           --------    --------
   Loss before benefit from income taxes                    (57,674)    (15,196)
Benefit from income taxes                                     1,614        --
                                                           --------    --------
   Net loss from continuing operations                      (56,060)    (15,196)
Loss from discontinued operations                               477        --
                                                           --------    --------
     Net loss before dividends on preferred stock           (56,537)    (15,196)
Less dividends on preferred stock                               600        --
                                                           --------    --------
     Net loss attributable to common stockholders          $(57,137)   $(15,196)
                                                           ========    ========


Basic and diluted net loss per share from continuing
operations                                                 $  (3.80)   $  (0.73)
Basic and diluted net loss per share from
discontinued operations                                    $  (0.03)   $     --
                                                           --------    --------
Basic and diluted net loss per share                       $  (3.83)   $  (0.73)
                                                           ========    ========
   Weighted average number of shares outstanding             14,772      20,686
                                                           ========    ========




Other comprehensive loss:
Net loss before dividends on preferred stock               $(56,537)   $(15,196)
   Foreign currency translation adjustments                     832      (1,146)
   Unrealized holding loss on securities                       --          (330)
                                                           --------    --------
     Comprehensive loss                                    $(55,705)   $(16,672)
                                                           ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


                                INFOGRAMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                           -------------------
                                                             1999        2000
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss before dividends on preferred stock            $(56,537)   $(15,196)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                            3,834       1,549
     Deferred income taxes                                    5,407        --
     Accrued interest on Revolving Credit Facility             --         3,358
     Amortization of discount on long-term debt                --           956
     Issuance of Common Stock in lieu of partial              2,300        --
       royalty payment
     Issuance of Common Stock pursuant to Employee              416        --
       Stock Purchase Plan
     Changes in operating assets and liabilities:
          Receivables, net                                    7,431      (8,272)
          Inventories, net                                   20,829       3,604
          Royalty advance                                    (1,210)       --
          Due to related party, net                            (541)       (493)
          Income taxes receivable                              (277)        275
          Other current assets                               13,952       2,514
          Accounts payable                                  (52,779)    (10,008)
          Accrued liabilities                                31,964      (3,068)
          Royalties payable                                    (132)       (947)
          Income taxes payable                               (1,174)       --
          Long-term liabilities                              (1,261)         19
          Other                                                 752        --
                                                           --------    --------
            Net cash used in operating activities           (27,026)    (25,709)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (3,876)       --
                                                           --------    --------
            Net cash used in investing activities            (3,876)       --
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments) borrowings, net                                (730)     27,381
   Proceeds from issuance of notes payable                   30,000        --
   Proceeds from exercise of stock options                     --             2
                                                           --------    --------
         Net cash provided by financing activities           29,270      27,383
                                                           --------    --------
   Effect of exchange rates on cash and cash equivalents     (1,763)        147
                                                           --------    --------
   Net (decrease) increase in cash and cash equivalents      (3,395)      1,821
   Cash and cash equivalents - beginning of period            7,725      12,302
                                                           --------    --------
   Cash and cash equivalents - end of period               $  4,330    $ 14,123
                                                           ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


                                INFOGRAMES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)








                                                                           ACCUMULATED COMPREHENSIVE
                                   COMMON     ADDITIONAL    OTHER     -----------------------------------  TREASURY
                                   STOCK       COMMON     PAID-IN     ACCUMULATED   INCOME       TREASURY   SHARES
                                   SHARES      STOCK      CAPITAL      DEFICIT      (LOSS)        SHARES      COST        TOTAL

Balance, March 31, 2000 .......    20,675         207     227,378     (383,598)    $   1,794         --          --       $(154,219)
Exercise of stock options .....        10        --             5         --            --           --          --               5
Net loss ......................      --          --          --        (41,944)         --           --          --         (41,944)
Currency translation adjustment      --          --          --           --             572         --          --             572
Unrealized loss on securities .      --          --          --           --          (1,057)        --          --          (1,057)
Treasury shares ...............      --          --          --           --            --            332      (3,322)       (3,322)
                                ---------   ---------   ---------    ---------     ---------    ---------   ---------     ---------
Balance, June 30, 2000 ........    20,685   $     207   $ 227,383    $(425,542)    $   1,309          332   $  (3,322)    $(199,965)
Exercise of stock options .....         2        --             2         --            --           --          --               2
Net loss ......................      --          --          --        (15,196)         --           --          --         (15,196)
Currency translation adjustment      --          --          --           --          (1,146)        --          --          (1,146)
Unrealized loss on securities .      --          --          --           --            (330)        --          --            (330)
                                ---------   ---------   ---------    ---------     ---------    ---------   ---------     ---------
Balance, September 30, 2000 ...    20,687   $     207   $ 227,385    $(440,738)    $    (167)         332   $  (3,322)    $(216,635)
                                =========   =========   =========    =========     =========    =========   =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


                                INFOGRAMES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements of Infogrames Inc. and its subsidiaries (the "Company") are unaudited, but in the opinion of management, reflect all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transitional Report on Form 10-K for the three months ended June 30, 2000.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

NET LOSS PER SHARE

     Basic earnings per share ("EPS") is computed as net earnings after preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock based compensation plans would be anti-dilutive and therefore have not been considered in the diluted EPS calculation in the three months ended September 30, 1999 and 2000, respectively.

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

FISCAL YEAR

     Effective April 1, 2000, the Company changed its fiscal year end from March 31 to June 30. Accordingly, the fiscal year ended June 30, 2000 represents three months of operations.

NOTE 2 - ACQUISITIONS

     In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 500,000 newly issued shares of the Company's common stock and approximately 100,000 stock options to purchase the Company's common stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. OZM was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which is recognized in the three months ended September 30, 1999. In connection with the acquisition of OZM on November 4, 1998, the Company issued approximately 458,000 shares of its common stock and assumed approximately 117,000 stock options.



NOTE 3 - INVENTORIES, NET

      Inventories consist of the following:

                                                  JUNE 30,         SEPTEMBER 30,
                                                    2000                2000
                                                        (IN THOUSANDS)

Finished goods                                    $73,857            $54,678
Return inventory                                    3,249              3,449
Raw materials                                       1,764              8,022
                                                  -------            -------
                                                   78,870             66,149
Less : Reserves                                    47,963             38,877
                                                  -------            -------
                                                  $30,907            $27,272
                                                  =======            =======

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

Scavenger

     On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in Supreme Court, New York County, claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million). The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment.

     By order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment on its claim for $1.9 million allegedly due on the two delivered games and judgment was entered on March 14, 2000 in the amount of $2.4 million (reflecting pre-judgment interest on the claim). The Company posted a bond in the amount of the judgment and immediately appealed from this order and judgment to the Appellate Division -- First Department. On June 8, 2000, the Appellate Division -- First Department affirmed the order and judgment entered by the Supreme Court. The Company moved on June 14, 2000 before the Appellate Division -- First Department for leave to appeal to the Court of Appeals, which was denied on October 31, 2000. The Company has filed a motion returnable on November 13, 2000 directly with the Court of Appeals, seeking leave to appeal to the Court of Appeals.

     In its order of March 3, 2000, the Court denied Scavenger's motion for partial summary judgment seeking $2.4 million on the two games never delivered. In addition, the Court denied Scavenger's motion for leave to amend the complaint to add claims for fraud and seeking damages of $100 million.

     The Company moved for partial summary judgment seeking dismissal of the claim for consequential damages ($75-125 million) and additional royalties ($5 million). By order entered June 21, 2000, the Court denied the Company's motion and granted Scavenger leave to conduct an audit of royalties allegedly due to Scavenger. The Company perfected an appeal to the Appellate Division -- First Department from that portion of the order which denied the motion for partial summary judgment on the claim for consequential damages. The Company also moved for reargument of the same portion of the order before the trial court. On September 7, 2000, on the record of oral argument, the trial court granted the Company's motion to reargue with respect to Scavenger's fourth cause of action for consequential damages ($100 million) and, on reargument, granted the motion for partial summary judgment dismissing the claim. The Company thereupon withdrew its appeal. Scavenger has made a motion to reargue the trial court's order dismissing the fourth cause of action which was submitted on November 3, 2000. In addition, Scavenger has filed a notice of appeal with the Appellate Division -- First Department.

      The Company has made a motion in the Supreme Court to dismiss the second cause of action (seeking $2.4 million in royalty advances, plus interest) on the ground that the Court's reasoning in granting Scavenger partial summary judgment on the first cause of action requires dismissal of the second cause. Scavenger has cross-moved for summary judgment on this cause, arguing that the Company repudiated the Agreement and is liable for the $2.4 million in royalty advances. These motions were submitted September 1, 2000 and oral argument was heard on October 26, 2000.

     Finally, the Company has filed a motion on November 22, 2000, seeking a stay of enforcement of the judgement entered on the first cause of action pending determination of the Company's counterclaims.

    Herzog

     In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999 the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. The case was returned to the District Court, where certain discovery is now proceeding.


  James

     On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie "The Basketball Diaries", and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other videogame corporations, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other videogame corporations have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000 the district court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs are due on November 30, 2000.

  Fenris

     On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. The complaint asserts five claims of breach and intentional interference, which seek $100,000 for the nonpayment and rejection of milestone nine, $400,000 for the balance of payments under the contract, $775,000 for alleged lost bundling opportunities, $775,000 for alleged intentional interference with bundling arrangements and $500,000 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400,000 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less than the $800,000 in milestone payments advanced for the development of "Rebel Moon Revolution." Fenris moved for summary judgment on its first cause of action ($100,000), and the Company moved for summary judgment dismissing the bundling claim. By order entered September 1, 2000, the Supreme Court denied both Fenris' motion for partial summary judgment on its first cause of action and the Company's motion for partial summary judgment dismissing the bundling claim. This action has been settled and a Stipulation of Discontinuance was filed with the Court on October 24, 2000 for a nominal amount.

   McGovern

     On or about September 11, 2000, Jane Bassler and Paul McGovern, as shareholders of the Company, commenced a derivative action on behalf of the Company in Delaware Chancery Court, New Castle County, against Infogrames Entertainment S.A. ("IESA"), California U.S. Holdings, Inc. ("CUSH"), and the individual members of the Company's board of directors since November 1999. The action alleges that IESA, as controlling shareholder of the Company and through its nominees on the Company's board, has engaged in certain self-dealing transactions to the detriment of the Company. Plaintiffs plead three causes of action. The first cause of action, asserted against certain defendants, alleges breach of fiduciary duty. The second cause of action, asserted against CUSH, alleges aiding and abetting. The third cause of action, asserted against certain defendants, alleges breach of fiduciary duty in order to divest their own investment in the Company on terms beneficial to them. The complaint seeks on behalf of the Company a declaration that the defendants have breached their fiduciary duties to the Company; the imposition of a constructive trust on all profits and gains defendants have received as a result of the wrongs alleged;

damages in favor of the Company; and attorneys' fees and costs for plaintiffs. On September 19, 2000, Bassler voluntarily dismissed her claims without prejudice. Defendants' answers or responsive motions are due December 1, 2000.

     The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions. Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which management believes will not be material to the Company's results of operations or financial condition.



REVOLVING CREDIT FACILITY

     On September 11, 1998, the Company entered into a revolving credit agreement (the "Credit Agreement") as subsequently amended, with First Union National Bank, as agent for a syndicate of banks (the "Banks"), expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150,000 shares of the Company's Common Stock. Of these, warrants to purchase 55,000 shares of Common Stock were immediately exercisable, warrants to purchase 50,000 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45,000 shares of Common Stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

     As of February 15, 2000, IESA entered into an agreement with the Banks, pursuant to which IESA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by IESA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to IESA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and (v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, the Bank Warrants were surrendered and cancelled and warrants to purchase 45,000 shares of Common Stock, at an exercise price of $0.05 per share, were issued to IESA.

     On June 29, 2000, IESA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and to extend the maturity date to September 30, 2000.

     At June 30, 2000, the Company had outstanding borrowings under the Credit Agreement of approximately $98.5 million, and no letters of credit outstanding. Outstanding borrowings under the Credit Agreement are classified as current in the consolidated balance sheet as of June 30, 2000, and accrued interest of $2.5 million has been recorded but not yet paid under the Credit Agreement as of June 30, 2000. As of September 30, 2000, the outstanding borrowings under the Credit Agreement and certain intercompany payables were approximately $128.6 million, of which $5.2 million is related to accrued interest. As of September 30, 2000, there are no letters of credit outstanding. In conjunction with the merger with Infogrames North America ("INA"), which closed on October 2, 2000, all the amounts outstanding under the Credit Agreement and certain intercompany payables were converted to approximately 20 million shares of the Company's stock at a price of $6.40 per share. For additional information relating to the merger, see
Note 7.

LONG TERM DEBT

Long-term debt consists of the following at September 30, 2000:
(in thousands)


5% subordinated convertible note with IESA ........................     $ 63,020
General Atlantic Partners 0% subordinated convertible notes .......       37,802
                                                                        --------
                                                                        $100,822
                                                                        ========

The above indebtedness matures in full on December 16, 2004



NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                THREE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                               1999     2000
                                                               (IN THOUSANDS)
Warrants issued in connection with New Credit
   Agreement, as amended                                      $  375       $-
Warrants issued in connection with Junior Debt                 4,530       --
Common Stock issued in lieu of partial royalty
payment                                                        2,300       --
Cash paid for interest                                         2,705       --


NOTE 6 - RESTRUCTURING RESERVE

     At June 30, 2000, the Company recorded a restructuring reserve of approximately $9.8 million as detailed below. As of September 30, 2000, the Company has terminated 81 additional employees. Management anticipates no further restructuring charges as of September 30, 2000.

     The following table sets forth activity to the restructuring reserve during the three months ended September 30, 2000: (IN THOUSANDS)


                                               BALANCE                    BALANCE
                                               JUNE 30,      CASH       SEPTEMBER 30,
                                                 2000      PAYMENTS        2000
Severance                                     $ 7,417       (1,588)      $ 5,829

Shutdown of European operations                 1,892         --           1,892

Transition rent                                   527         --             527
                                              -------      -------       -------
Total restructuring reserve                   $ 9,836      $(1,588)      $ 8,248
                                              =======      =======       =======




NOTE 7- SUBSEQUENT EVENT

INFOGRAMES NORTH AMERICA MERGER

     On October 2, 2000, the Company completed a merger with INA, a wholly-owned subsidiary of its majority shareholder IESA (the "INA Merger"). This transaction is being treated as a common control business combination accounted for on an "as-if pooled" basis. The following outlines the transactions consummated by the Company as of October 2, 2000:

a) The Company and IESA have entered into a distribution agreement, which will provide for the distribution by the Company of IESA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay the parent 30% of the gross profit on such products, while retaining 70% of the gross profit for the Company.

b) All outstanding debt under the Credit Agreement and certain intercompany payables between the Company and IESA, converted into the Company's common stock at $6.40 per share. The balance of the credit agreement and certain intercompany payables prior to the merger was approximately $128.6 million dollars, which converted to 20,089,224 shares. In addition, the Company has amended the Credit Agreement with IESA to provide for an aggregate commitment of $50 million with primarily the same terms as the previous facility, due December 31, 2000.

c) All warrants held by IESA and CUSH have been exercised for an aggregate of 955,000 of the Company's shares at $0.05 per share.

d) The Company assumed a $35.0 million revolving credit facility with BNP Paribas ("BNP") which matures on June 15, 2001. The facility has an interest rate of LIBOR plus 65 basis points per annum for fixed LIBOR loans, payable at maturity or quarterly and at maturity for loans with maturities in excess of 90 days, and an interest rate of BNP prime rate minus 1% per annum for floating loans, payable monthly. The facility fee was $17,500 paid at closing and the commitment fee for the unutilized amount of the facility is 30 basis points per annum payable quarterly in arrears. Financial covenants and reporting requirements will be defined by November 15, 2000.

e) The Company has issued 28,000,000 shares to acquire the net assets of INA for approximately $6.2 million as of September 30, 2000.

f) The Company has eliminated all related party receivables/payables with INA related to the sales agent and distribution agreements.

         For additional information on the INA Merger, please see the Information Statement filed on September 12, 2000 with the Securities and Exchange Commission.


         The following tables represent the proforma consolidated statement of operations and balance sheet of the Company and INA as if the merger was effective on July 1, 2000: (IN THOUSANDS except per share data)


                  CONSOLIDATED PROFORMA STATEMENT OF OPERATIONS

                                                                THREE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                                     2000

Net revenues                                                      $ 39,083
Cost of goods sold                                                  15,598
                                                                  --------
Gross profit                                                        23,485
Selling and distribution expenses                                   22,455
General and administrative expenses                                 11,492
Research and development                                            11,577
Merger costs                                                         1,700
Depreciation and amortization                                        4,026
                                                                  --------
   Operating loss                                                  (27,765)
Interest expense                                                     6,167
Other income                                                         1,127
                                                                  --------
   Loss before benefit from income taxes                           (32,805)
Benefit from income taxes                                             --
                                                                  --------

 Net loss                                                         $(32,805)
                                                                  ========

Proforma basic and dilluted net loss per share                    $  (0.47)
Proforma weighted average number of shares outstanding              69,730
                                                                  ========

               CONSOLIDATED PROFORMA BALANCE SHEET

                                                                   SEPTEMBER 30,
                                                                        2000

Cash and cash equivalents                                             $  15,702
Accounts receivables, net                                                40,744
Inventories, net                                                         28,354
Prepaid expenses and other current assets                                 9,069
                                                                      ---------
     Total current assets                                                93,869
Property and equipment, net                                              15,928
Other assets                                                             55,052
                                                                      ---------
     Total assets                                                     $ 164,849
                                                                      =========
Accounts payable                                                      $  55,218
Accrued liabilities                                                      35,356
Revolving credit facility                                                35,274
Other current liabilities                                                18,559
                                                                      ---------
     Total current liabilities                                          144,407
Long-term liabilities                                                   103,111
                                                                      ---------
     Total liabilities                                                  247,518
                                                                      ---------


Stockholders' deficit:
   Common stock, $0.01 par 150,000 shares authorized,
     69,731 shares issued and 69,399 shares outstanding                     688
   Additional paid-in capital                                           360,870
   Accumulated deficit                                                 (440,738)
   Other equity                                                            (167)
   Treasury shares held at cost 332 shares                               (3,322)
                                                                      ---------
     Total stockholders' deficit                                        (82,669)
                                                                      ---------
     Total liabilities and stockholders' deficit                      $ 164,849
                                                                      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, world-wide business and industry conditions, adoption of new hardware systems, product delays, software development requirements and their impact on product launches, company customer relations and other risks and factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission including, but not limited to, the factors described on pages 9 through 14 of the Company's Transitional Report on Form 10-K for the three months ended June 30, 2000.

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


RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                                THREE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                               1999      2000

Net revenues                                                 100.0%      100.0%
Cost of goods sold                                            70.7        34.6
Gross Profit                                                  29.3        65.4
Selling and distribution expenses                             41.6        34.4
General and administrative expenses                           12.9        28.2
Research and development                                      27.6        23.5
Merger costs                                                   0.0         4.3
Depreciation and amortization                                  4.2         3.9
                                                             -----       -----
   Operating loss                                            (57.0)      (29.0)
Interest expense                                               6.4        11.0
Other income                                                   0.3         1.3
                                                             -----       -----
   Loss before benefit from income taxes                     (63.1)      (38.9)
Benefit from income taxes                                      1.8         0.0
                                                             -----       -----
   Net loss from continuing operations                       (61.3)      (38.6)
Loss from discontinued operations                              0.5         0.0
                                                             -----       -----
     Net loss before dividends on preferred stock            (61.8)      (38.6)
Less dividends on preferred stock                              0.7         0.0
                                                             -----       -----
     Net loss attributable to common stockholders            (62.5)%     (38.6)%
                                                             =====       =====

     Net revenues for the three months ended September 30, 2000 decreased approximately $52.1 million, or 57.0%, to $39.3 million from $91.4 million, as compared to the comparable period of the prior year. This decrease is attributable to the restructuring of the Company's publishing business, the shutdown of Operations in Europe in conjunction with the acquisition by IESA of a controlling interest in the Company and the Company's decision to downsize its distribution business.

     Total publishing revenue decreased 63.1% to $27.1 million for the three months ended September 30, 2000 from $73.5 million in the comparable 1999 period. Approximately 75.4% of such revenues related to PC product revenues and 24.6% of such revenues related to console games for the three months ended September 30, 2000, as compared to 25.0% and 75.0%, respectively, in the comparable 1999 period. Both the decrease in publishing revenue and the decrease in console games revenues, during the three months ended September 30, 2000 is attributable to the Company's success of releasing two top selling console products in the three month period ended September 30, 1999 with Driver for Playstation and Duke Nukem Zero Hour for Nintendo together representing $31.0 million of the sales during the three month period ended September 30, 1999.

     Cost of goods sold for the three months ended September 30, 2000 decreased approximately $51.0 million, or 78.9%, to $13.6 million from $64.6 million in the comparable 1999 period. Cost of goods sold as a percentage of net revenues decreased to 34.6% for the three months ended September 30, 2000 as compared to 70.7% in the comparable 1999 period. The decrease was due to a lower overall sales volume, offset by a change in the mix of products sold, resulting in higher sales of PC products, which bears a lower cost than console products, both domestically and internationally.

     Gross profit decreased from $26.8 million in the comparable 1999 period to $25.7 million for the three months ended September 30, 2000. This decrease is primarily due to reduced sales volume and the change in cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of CD software (such as for the PlayStation, PCs and Dreamcast platforms) are higher than those on cartridge software (such as for the Nintendo 64 and Game Boy Color platforms) as a result of significantly lower CD software product costs. Gross profit as a percentage of net revenues increased to 65.4% during the three months ended September 30, 2000 from 29.3% in the comparable 1999 period. This increase is due to the Company's re-organization efforts to reduce costs, the decrease in its distribution business and the implementation of better business procedures that has enabled it to manage both internal and channel inventory more efficiently and effectively.

     Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During the three months ended September 30, 2000, these expenses decreased approximately $24.6 million, or 64.6%, to $13.5 million from $38.1 million in the comparable 1999 period. Selling and distribution expenses as a percentage of net revenues for the three months ended September 30, 2000 decreased to 34.4% as compared to 41.6% in the comparable 1999 period. Additionally, the Company's re-organization efforts and reduction of its distribution business has led to significant cost reductions. The decrease, as a percentage of net revenues, was due to lower overall sales volume and the reduction of freight costs due to decreased sales volume in the current period.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the three months ended September 30, 2000 decreased approximately $0.7 million, or 5.9%, to $11.1 million from $11.8 million in the comparable 1999 period. General and administrative expenses as a percentage of net revenues increased to 28.2% for the three months ended September 30, 2000 from 12.9% in the comparable 1999 period. This increase as a percentage of net revenue was due primarily to additional costs associated with management's reorganization of operations as a result of the acquisition of a controlling interest in the Company by IESA impacted by a decrease in overall sales volume. Additionally, during the three months ended September 30, 2000, the Company incurred $0.9 million in management fee charges for services rendered by IESA.

     Research and development expenses primarily include payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing titles, such as salaries and other related costs. These expenses for the three months ended September 30, 2000 decreased approximately $16.0 million, or 63.5%, to $9.2 million from $25.2 million in the comparable 1999 period. Research and development as a percentage of net revenues decreased to 23.5% for the three months ended September 30, 2000 from 27.6% in the comparable 1999 period. The decrease in research and development expenses as a percentage of net revenues is primarily due to the Company entering into fewer new contracts with external developers. Research and development expenses of the Company's internal development studios, which primarily include Humongous, Legend and Reflections, decreased to $7.0 million for the three months ended September 30, 2000 from $16.4 million in the comparable 1999 period. This decrease is primarily due to savings from shutting down European operations and the Singletrac Studio during the Company's re-organization plan. During the comparable 1999 period, the Company incurred expenses of $14.5 million in connection with both Europe and Singletrac operations as compared to only $0.9 million in the three months ended September 30, 2000.

     The Company incurred expenses of $1.7 million or 4.3% of net revenue in connection with the INA Merger during the three months ended September 30, 2000. The costs include various accounting, legal, and consulting fees.

     Depreciation and amortization for the three months ended September 30, 2000 decreased approximately $2.3 million, or 60.5%, to $1.5 million from $3.8 million in the comparable 1999 period. This decrease is attributable to the lower depreciation and amortization expense as a result of the write-off of fixed assets and of all goodwill, other than the Legend and Reflections studios, in connection with the Company's reorganization plans.

     Interest expense decreased approximately $1.6 million for the three months ended September 30, 2000 to $4.3 million from $5.9 million in the comparable 1999 period. The decrease was attributable to the savings in interest costs and fees associated with borrowings under the Credit Agreement with IESA as compared to the Company's Credit Agreement with First Union during the comparable 1999 period.

     The Company's effective tax rate for the three months ended September 30, 2000 was 0% compared to 3% tax benefit in the comparable 1999 period. The decrease in the effective tax rate is attributable to the Company's tax benefit for losses in the 1999 period.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $14.1 million at September 30, 2000 compared to $12.3 million at June 30, 2000. As of September 30, 2000, the Company had a working capital deficit of $150.7 million compared to $138.9 million in working capital at June 30, 2000.

     During the three months ended September 30, 2000, $27.4 million was provided by financing activities. The Company utilized its borrowings from its Credit Agreement to fund $25.7 million net cash used in operating activities which resulted primarily from operating losses and reduction in accounts payable for past due accounts.

Revolving credit facility

     On September 11, 1998, the Company entered into a revolving credit agreement (the "Credit Agreement") as subsequently amended, with First Union National Bank, as agent for a syndicate of banks (the "Banks"), expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150,000 shares of the Company's Common Stock. Of these, warrants to purchase 55,000 shares of Common Stock were immediately exercisable, warrants to purchase 50,000 shares of Common Stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45,000 shares of Common Stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

     As of February 15, 2000, IESA entered into an agreement with the Banks, pursuant to which IESA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by IESA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to IESA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and (v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, the Bank Warrants were surrendered and cancelled and warrants to purchase 45,000 shares of Common Stock, at an exercise price of $0.05 per share, were issued to IESA.

     On June 29, 2000, IESA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and to extend the maturity date to September 30, 2000.

     At June 30, 2000, the Company had outstanding borrowings under the Credit Agreement of approximately $98.5 million, and no letters of credit outstanding. Outstanding borrowings under the Credit Agreement are classified as current in the consolidated balance sheet as of June 30, 2000, accrued interest $2.5 million has been recorded but not yet paid under the Credit Agreement as of June 30, 2000. As of September 30, 2000, the outstanding borrowings under the Credit Agreement and intercompany payables were approximately $128.6 million, of which $5.2 million is related to interest. As of September 30, 2000, there are no letters of credit outstanding. On October 2, 2000, in conjunction with the INA merger, IESA converted the balance of the outstanding debt at September 30, 2000 under the Credit Agreement and certain intercompany payables into 20,089,224 shares at $6.40 per share.

     In conjunction with the INA Merger, the Company amended the Credit Agreement with IESA (the "New Credit Agreement") to provide for an aggregate commitment of $50 million, and to extend the maturity date from September 30, 2000 to December 31, 2000. The interest rate remained at LIBOR plus 2.5%. As of November 9, 2000, the Company had outstanding debt under the New Credit Agreement of approximately $15.0 million and approximately $17.0 million of letters of credit outstanding.

     In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP which matures on June 15, 2001. The facility has an interest rate of LIBOR plus 65 basis points per annum for fixed LIBOR loans, payable at maturity or quarterly and at maturity for loans with maturities in excess of 90 days, and an interest rate of BNP prime rate minus 1% per annum for floating loans, payable monthly. A facility fee of $17,500 was paid at closing. The commitment fee for the unutilized amount of the facility is 30 basis points per annum payable quarterly in arrears. The parties intend to provide for financial covenants and reporting requirements by November 15, 2000. As of November 9, 2000, the Company had approximately $35.1 million outstanding under the BNP facility of which $0.2 million related to interest.

     The Company believes that existing cash and cash equivalents, together with cash expected to be generated from operations, cash available under the Credit Agreement and the continued financial support as IESA deems necessary will be sufficient to fund the Company's operations and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In March 2000, the FASB issued Interpretation No.44 (FIN No.44), Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB
25. FIN No.44 clarifies (I) the definition of employee for purposes of applying APB Opinion No.25, (II) the criteria for determining whether a plan qualifies as a non compensatory plan, (III) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (IV) the accounting for an exchange of stock compensation awards in a business combination. FIN No.44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or

January 12, 2000. The adoption of certain of the conclusions of FIN No.44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. The Company does not expect that the adoption of the remaining conclusions will have a material effect on the financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Scavenger


On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in Supreme Court, New York County, claiming that the Company breached a software development contract between the parties dated November 28, 1995. Scavenger alleges that the Company, after paying $2.5 million in advances and accepting delivery of gold master disks for two computer games, refused to pay any more advances, including advances relating to the development of two additional games under the agreement. Scavenger is suing for the remaining advances ($4.3 million) and for future royalties ($5 million), and also seeks consequential damages for allegedly being forced out of business ($100 million). The Company filed an answer and counterclaim, in which it denies any liability to Scavenger and alleges, among other things, that the contract was lawfully terminated when Scavenger failed to deliver the two remaining games after receiving from the Company written notice to cure its material breaches. By its counterclaim, the Company seeks damages and restitution for at least $5 million on grounds of breach of contract and unjust enrichment.

     By order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment on its claim for $1.9 million allegedly due on the two delivered games and judgment was entered on March 14, 2000 in the amount of $2.4 million (reflecting pre-judgment interest on the claim). The Company posted a bond in the amount of the judgment and immediately appealed from this order and judgment to the Appellate Division -- First Department. On June 8, 2000, the Appellate Division -- First Department affirmed the order and judgment entered by the Supreme Court. The Company moved on June 14, 2000 before the Appellate Division -- First Department for leave to appeal to the Court of Appeals, which was denied on October 31, 2000. The Company has filed a motion returnable on November 13, 2000 directly with the Court of Appeals, seeking leave to appeal to the Court of Appeals.

     In its order of March 3, 2000, the Court denied Scavenger's motion for partial summary judgment seeking $2.4 million on the two games never delivered. In addition, the Court denied Scavenger's motion for leave to amend the complaint to add claims for fraud and seeking damages of $100 million.

     The Company moved for partial summary judgment seeking dismissal of the claim for consequential damages ($75-125 million) and additional royalties ($5 million). By order entered June 21, 2000, the Court denied the Company's motion and granted Scavenger leave to conduct an audit of royalties allegedly due to Scavenger. The Company perfected an appeal to the Appellate Division -- First Department from that portion of the order which denied the motion for partial summary judgment on the claim for consequential damages. The Company also moved for reargument of the same portion of the order before the trial court. On September 7, 2000, on the record of oral argument, the trial court granted the Company's motion to reargue with respect to Scavenger's fourth cause of action for consequential damages ($100 million) and, on reargument, granted the motion for partial summary judgment dismissing the claim. The Company thereupon withdrew its appeal. Scavenger has made a motion to reargue the trial court's order dismissing the fourth cause of action which was submitted on November 3, 2000. In addition, Scavenger has filed notice of an appeal with the Appellate Division -- First Department.

     The Company has made a motion in the Supreme Court to dismiss the second cause of action (seeking $2.4 million in royalty advances, plus interest) on the ground that the Court's reasoning in granting Scavenger partial summary judgment on the first cause of action requires dismissal of the second cause. Scavenger has cross-moved for summary judgment on this cause, arguing that the Company repudiated the Agreement and is liable for the $2.4 million in royalty advances. These motions were submitted September 1, 2000 and oral argument was heard on October 26, 2000.

     Finally, the Company has filed a motion returnable on November 22, 2000, seeking a stay of enforcement of the judgement on the first cause of action pending determination of the Company's counterclaims.

  Herzog

In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999 the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On september 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. The case was returned to the District Court, where certain discovery is now proceeding.

  James

     On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie "The Basketball Diaries", and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other videogame corporations, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other videogame corporations have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000 the district court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs are due on November 30, 2000.

  Fenris

     On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. The complaint asserts five claims of breach and intentional interference, which seek $100,000 for the nonpayment and rejection of milestone nine, $400,000 for the balance of payments under the contract, $775,000 for alleged lost bundling opportunities, $775,000 for alleged intentional interference with bundling arrangements and $500,000 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400,000 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less than the $800,000 in milestone payments advanced for the development of "Rebel Moon Revolution." Fenris moved for summary judgment on its first cause of action ($100,000), and the Company moved for summary judgment dismissing the bundling claim. By order entered September 1, 2000, the Supreme Court denied both Fenris' motion for partial summary judgment on its first cause of action and the Company's motion for partial summary judgment dismissing the bundling claim. This action has been settled and a Stipulation of Discontinuance was filed with the Court on October 24, 2000 for a nominal amount.

   McGovern

     On or about September 11, 2000, Jane Bassler and Paul McGovern, as shareholders of the Company, commenced a derivative action on behalf of the Company in Delaware Chancery Court, New Castle County, against IESA, CUSH, and the individual members of the Company's board of directors since November 1999. The action alleges that IESA, as controlling shareholder of the Company and through its nominees on the Company's board, has engaged in certain self-dealing transactions to the detriment of the Company. Plaintiffs plead three causes of action. The first cause of action, asserted against certain defendants, alleges breach of fiduciary duty. The second cause of action, asserted against CUSH, alleges aiding and abetting. The third cause of action, asserted against certain defendants, alleges breach of fiduciary duty in order to divest their own investment in the Company on terms beneficial to them. The complaint seeks, on behalf of the Company, a declaration that the defendants have breached their fiduciary duties to the Company; the imposition of a constructive trust on all profits and gains defendants have received as a result of the wrongs alleged; damages in favor of the Company; and attorneys' fees and costs for plaintiffs. On September 19, 2000, Bassler voluntarily dismissed her claims without prejudice. Defendants' answers or responsive motions are due December 1, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     CUSH, as the holder of approximately 62% of the then outstanding Common Stock of the Company, approved the INA Merger by written consent on September 6, 2000. Such majority approval and consent were sufficient under the relevant states' corporate law and the requirements of the Nasdaq National Market to effectuate and complete the transaction which closed on October 2, 2000.

      On September 12, 2000, the Company filed with the Securities and Exchange Commission and mailed to its stockholders an Information Statement on Schedule 14C (the "Information Statement"), which contains a detailed description of the INA Merger and the full text of the Merger Agreement. The foregoing description of the terms and provisions of INA Merger is qualified in its entirety by reference to the Information Statement.

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

     10.1 Agreement and Plan of Merger, dated as of September 6, 2000, by and among Infogrames, Inc., INA Merger Sub, Inc., Infogrames Entertainment S.A., California U.S. Holdings, Inc. and Infogrames North America, Inc. (incorporated herein by reference to Exhibit A filed as part of the Information Statement on Schedule 14C on September 12, 2000).

     27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 2000, the Company filed a Current Report on Form 8-K, dated July 6, 2000, to announce the change in the Company's fiscal year to June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          INFOGRAMES INC.





                                            By: /s/    DAVID J. FREMED
                                                -------------------------
                                                David J. Fremed
                                                Senior Vice President of Finance
                                                and
                                                Chief Financial Officer
                                                Date:  November 14, 2000