Form 10-Q
period 2000-12-31
INFOGRAMES INC
filed 2001-02-14
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended December 31, 2000                                       Commission File No. 0-27338


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

                                 Yes /X/ No / /

        As of February 7, 2001, there were 69,511,364 shares of the registrant's Common Stock outstanding.

                                INFOGRAMES, INC.
                 DECEMBER 31, 2000 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION



                                                                                                                    PAGE
                                                                                                                    ----
   Item 1.      Financial Statements:


                Consolidated Balance Sheets as of June 30, 2000 and December 31, 2000                                3

                Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended
                and the Six Months Ended December 31, 1999, and for the Three Months Ended and the Six Months
                Ended December 31, 2000                                                                              4

                Consolidated Statements of Cash Flows for the Six Months Ended December 31,
                1999 and 2000                                                                                        5

                Notes to the Consolidated Financial Statements                                                       6


   Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                                        14

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                           22



PART II - OTHER INFORMATION


   Item 1.      Legal Proceedings                                                                                   23

   Item 2.      Changes in Securities and Use of Proceeds                                                           25

   Item 4.      Submission of Matters to a Vote of Security Holders                                                 25

   Item 6.      Exhibits and Reports on Form 8-K                                                                    26


  Signatures                                                                                                        27

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                INFOGRAMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              JUNE 30,         DECEMBER 31,
                                                                                2000              2000
                                                                            ------------    ----------------
                                                                                               (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                               $     13,463        $     12,906
    Short term investments                                                             -               6,407
    Receivables, net                                                              36,458              74,891
    Inventories, net                                                              32,575              29,072
    Due from related party                                                             -               5,047
    Income taxes receivable                                                        1,357                 158
    Prepaid expenses and other current assets                                      7,591               4,062
                                                                            ------------    ----------------
       Total current assets                                                       91,444             132,543
Property and equipment, net                                                       17,412              16,610
Investments                                                                       10,268               8,487
Goodwill, net                                                                     40,857              35,295
Other assets                                                                      10,118               8,558
                                                                            ------------    ----------------
       Total assets                                                         $    170,099      $      201,493
                                                                            ============    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                        $     69,472      $       63,033
    Accrued liabilities                                                           38,170              34,632
    Credit facility                                                               31,139              34,908
    Revolving credit facility- related party                                      98,543               8,730
    Royalty payable                                                               18,678              17,945
    Bank overdraft                                                                 3,355                -
    Deferred revenue                                                                  58               1,808
    Due to related party                                                          26,345                -
                                                                            ------------    ----------------
       Total current liabilities                                                 285,760             161,056

Long-term debt                                                                   124,320             102,334
Deferred revenue                                                                       -               1,750
Other long-term liabilities                                                        2,239               2,227
                                                                            ------------    ----------------
       Total liabilities                                                         412,319             267,367

Commitments and contingencies                                                          -                -

Stockholders' deficit:
    Common stock, $0.01 par value 300,000 shares authorized, 20,785 and
       20,453 shares and 69,746 and 69,511 issued and outstanding at
       June 30, 2000 and December 31, 2000, respectively                             208                 697
    Additional paid-in capital                                                   293,284             486,236
    Accumulated deficit                                                         (533,323)           (549,645)
    Accumulated other comprehensive income (loss)                                    933                (809)
    Treasury shares at cost 332 and 235, at June 30, 2000 and December
       31, 2000, respectively                                                     (3,322)             (2,353)
                                                                            ------------    ----------------
       Total stockholders' deficit                                              (242,220)            (65,874)
                                                                            ------------    ----------------
       Total liabilities and stockholders' deficit                          $    170,099      $      201,493
                                                                            ============    ================

       The accompanying notes are an integral part of these consolidated.
                              financial statements.
                                     Page 3

                                INFOGRAMES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               DECEMBER 31,                    DECEMBER 31,
                                                                        -------------------------        -----------------------
                                                                            1999            2000            1999          2000
                                                                        ----------     ----------        ----------   ----------

Net revenues                                                            $  109,703     $  127,484        $  201,129   $  166,962
Cost of goods sold                                                          89,136         45,993           153,756       61,092
                                                                        ----------     ----------        ----------   ----------
    Gross profit                                                            20,567         81,491            47,373      105,870
Selling and distribution expenses                                           42,142         26,777            80,206       42,335
General and administrative expenses                                         20,279         21,476            32,070       33,696
Research and development                                                    15,067         16,343            40,296       34,625
Restructuring costs                                                         32,513           -               32,513         -
Merger costs                                                                  -              -                 -           1,700
Gain on sale of line of business                                              -             5,501              -           5,501
Depreciation and amortization                                                4,034          4,564             7,868        8,622
                                                                        ----------     ----------        ----------   ----------
    Operating (loss) income                                                (93,468)        17,832          (145,580)      (9,607)
Interest expense, net                                                        5,403          2,554            11,271        8,714
Other (expense) income                                                        (804)         1,191              (498)       1,898
                                                                        ----------     ----------        ----------   ----------
    (Loss) income before provision for (benefit from) income taxes         (99,675)        16,469          (157,349)     (16,423)
Provision for (benefit from) income taxes                                   20,207             (6)           18,593         (101)
                                                                        ----------     ----------        ----------   ----------
    Net (loss) income from continuing operations                          (119,882)        16,475          (175,942)     (16,322)

Loss from discontinued operations                                             -              -                  477         -
Extraordinary item - gain on early extinguishment of debt                    1,888           -                1,888         -
                                                                        ----------     ----------        ----------   ----------
    Net (loss) income before dividends on preferred stock                 (117,994)        16,475          (174,531)     (16,322)
Less dividends on preferred stock                                             -              -                  600         -
                                                                        ----------     ----------        ----------   ----------
    Net (loss) income attributable to common stockholders               $ (117,994)    $   16,475        $ (175,131)  $  (16,322)
                                                                        ==========     ==========        ==========   ==========


Basic and diluted net (loss) income per share from continuing
     operations                                                         $    (7.58)    $     0.24        $   (11.54)  $    (0.37)
Basic and diluted net (loss) income per share from discontinued
     operations                                                         $     -        $     -           $    (0.03)  $     -
Basic and diluted net (loss) income per share from extraordinary item   $     0.12     $     -           $     0.12   $     -
                                                                        ----------     ----------        ----------   ----------
Basic and diluted net (loss) income per share                           $    (7.46)    $     0.24        $   (11.45)  $    (0.37)

    Weighted average number of shares outstanding-basic                     15,814         68,135            15,297       44,410
                                                                        ==========     ==========        ==========   ==========
    Weighted average number of shares outstanding-diluted                   15,814         68,691            15,297       44,410
                                                                        ==========     ==========        ==========   ==========




Other comprehensive income (loss) :
Net (loss) income before dividends on preferred stock                   $ (117,994)   $    16,475        $ (174,531)  $  (16,322)
    Foreign currency translation adjustments                                   687            320             1,519         (825)
    Unrealized holding loss on securities                                       -            (963)             -            (917)
                                                                        ------------   ----------        ----------   -----------
       Comprehensive income (loss)                                      $ (117,307)    $   15,832        $ (173,012)  $  (18,064)
                                                                        ============   ==========        ===========  ===========



       The accompanying notes are an integral part of these consolidated.
                              financial statements.
                                     Page 4

                                INFOGRAMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                       1999         2000
                                                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) before dividends on preferred stock                                 $ (174,531)   $ (16,322)
     Adjustments to reconcile net (loss) to net cash used in operating activities:
       Depreciation and amortization                                                    7,868        8,622
       Issuance of warrants to Infogrames Entertainment S.A.                            8,985            -
       Gain on sale of line of business                                                     -       (5,501)
       Accrued interest                                                                     -        6,141
       Amortization of discount on long term debt and deferred finance fees                 -        1,913
       Deferred income taxes                                                           26,916            -
       Unrealized gain on short-term investments                                            -         (905)
       Deferred income                                                                     31            -
       Issuance of General Atlantic Partners LLC 0% subordinated convertible note      35,649            -
       Write-off of assets in connection with restructuring charges                    29,964            -
       Warrants issued in connection with revolving credit facility                     3,188            -
       Issuance of Common Stock in lieu partial of royalty payment                      4,208            -
       Issuance of Common Stock pursuant to Employee Stock Purchase Plan                  416            -
       Changes in operating assets and liabilities:
            Receivables, net                                                            1,296      (38,781)
            Inventories, net                                                           56,196        3,362
            Royalty advance                                                            (1,210)           -
            Due to related party, net                                                    (541)       5,064
            Income taxes receivable                                                         3        1,199
            Other current assets                                                       20,308        3,424
            Accounts payable                                                          (72,451)      (6,561)
            Accrued liabilities                                                        28,269       (3,701)
            Royalties payable                                                          10,539        (740)
            Income taxes payable                                                       (1,573)           -
            Long-term liabilities                                                      (1,047)       3,302
            Bank overdraft                                                                  -       (3,355)
            Other assets                                                                 (380)       1,259
                                                                                    ----------   ----------
               Net cash used in operating activities                                  (17,897)     (41,580)
                                                                                    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                (4,983)      (2,370)
                                                                                    ----------   ----------
               Net cash used in investing activities                                   (4,983)      (2,370)
                                                                                    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings, net                                                                   (38,500)      43,539
    Redemption of preferred stock                                                     (30,000)           -
    Notes payable                                                                         -              -
    Conversion of 955 warrants by Infogrames Entertainment S.A.  at $0.05 per
       share                                                                              -             48
    Issuance of California US Holding Inc. 5% subordinated convertible note            55,934            -
    Proceeds from exercise of stock options                                              (220)           6
    Issuance of common stock to Infogrames Entertainment S.A.                          48,615           -
                                                                                    ----------   ----------
               Net cash provided by financing activities                               35,829       43,593
                                                                                    ----------   ----------
    Effect of exchange rates on cash and cash equivalents                                  57         (200)
                                                                                    ----------   ----------
    Net increase (decrease) in cash and cash equivalents                               13,006         (557)
    Cash and cash equivalents - beginning of period                                     9,051       13,463
                                                                                    ----------   ----------
    Cash and cash equivalents -end of period                                        $  22,057    $  12,906
                                                                                    ==========   ==========

       The accompanying notes are an integral part of these consolidated.
                              financial statements.
                                     Page 5

                                INFOGRAMES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements of Infogrames Inc. and its subsidiaries (the "Company") have been combined with Infogrames North America, Inc. ("INA"). The effective date of the merger was October 2, 2000. The merger was accounted for on an "as if pooled" basis on the date of common control of the Company and INA. The entities have been under common control since December 16, 1999 of Infogrames Entertainment S.A. ("IESA"). In the opinion of management, the consolidated accompanying financial statements reflect all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transitional Report on Form 10-K for the three months ended June 30, 2000 and the Company's Information Statement on Form 14-C dated September 12, 2000.

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

NET INCOME (LOSS) PER SHARE

        Basic earnings per share ("EPS") is computed as net earnings after preferred dividends divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock based compensation plans would be anti-dilutive and therefore have not been considered in the diluted EPS calculation in the three months ended December 31, 1999 and six months ended December 31, 1999 and 2000, respectively.

GOODWILL

        Goodwill is currently amortized using the straight-line method over periods not exceeding 5 years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of goodwill, principally based on forecasts of future undiscounted cash flows of businesses acquired.

SHORT TERM INVESTMENTS

        Management classifies equity securities as trading securities under the provisions defined in the Statement of Financial Accounting Standards No. 115, " Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Trading securities are carried at market value with the unrealized gains and losses reported as other income. The cost of investments sold is determined on the first-in, first-out method.

REVERSE STOCK SPLIT

        On April 6, 2000, the Company's Board of Directors approved a one-for-five reverse stock split of the issued and outstanding shares of the Company's common stock, which became effective June 26, 2000. All periods have been restated to reflect the reverse stock split.



NOTE 2 - MERGER AND ACQUISITIONS

INFOGRAMES NORTH AMERICA MERGER

        On October 2, 2000 the Company completed a merger with INA, a wholly-owned subsidiary of its majority shareholder IESA, (the "INA Merger"). This transaction was treated as a common control business combination accounted for on an "as-if pooled" basis. The following outlines the transactions consummated by the Company as of October 2, 2000 :

a) The Company and IESA entered into a distribution agreement, which provides for the distribution by the Company of IESA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay IESA 30% of the gross profit on such products, while retaining 70% of the gross profit for the Company.

b) All outstanding debt under the Company's revolving credit agreement (the "Credit Agreement") and certain intercompany payables between the Company and IESA were converted into the Company's common stock at $6.40 a share. The balance of the Credit Agreement and certain intercompany payables prior to the merger was approximately $128.6 million, which converted to 20,089,224 shares of the Company's common stock. In addition, the Company amended the Credit Agreement with IESA to provide for an aggregate commitment of $50 million with primarily the same terms as the previous facility. The Credit Agreement expires June 15, 2001.

c) All warrants held by IESA and California U.S. Holdings, Inc. ("CUSH") were exercised for an aggregate of 955,000 of the Company's common stock at $0.05 per share.

d) The Company assumed a $35.0 million revolving credit facility (the "BNP Credit Facility") with BNP Paribas ("BNP") which matures on June 15, 2001. The facility has an interest rate of LIBOR plus 65 basis points per annum for fixed LIBOR loans, payable at maturity or quarterly and at maturity for loans with maturities in excess of 90 days. For floating loans, an interest rate of BNP prime rate minus 1% per annum is charged, payable monthly. The facility fee was $17,500 paid at closing and the commitment fee for the unutilized amount of the facility is 30 basis points per annum payable quarterly in arrears.

e) The Company issued 28,000,000 shares of common stock in exchange for all the outstanding shares of INA valued at approximately $5.1 million as of October 2, 2000.


ONE ZERO MEDIA

        On November 4, 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for approximately 458,000 newly issued shares of the

Company's common stock and approximately 117,000 stock options to purchase the Company's common stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase. On March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. OZM was sold in July 1999 for $5.2 million in cash. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which is recognized in the six months ended December 31, 1999.


NOTE 3 - INVENTORIES, NET

        Inventories consist of the following:

                                                                            JUNE 30,      DECEMBER 31,
                                                                              2000            2000
                                                                         --------------  --------------
                                                                                 (IN THOUSANDS)

             Finished goods                                               $  75,247        $  52,072
             Return inventory                                                 3,249            3,449
             Raw materials                                                    2,180            1,685
                                                                         ----------       ----------
                                                                             80,676           57,206
             Less : Reserves                                                 48,101           28,134
                                                                         ----------       ----------
                                                                          $  32,575       $   29,072
                                                                         ==========       ==========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

Scavenger

        On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in Supreme Court, New York County, claiming that the Company breached a software development contract between the parties dated November 28, 1995. The contract provided for the development of four personal computer games, Amok, Scorcher, Into the Shadows and Mudkicker. The Company paid royalty advances of $2 million ($500,000 per game) in January 1996. Scavenger delivered and the Company accepted Amok and Scorcher, but Scavenger did not deliver Into the Shadows or Mudkicker. The Company paid an additional royalty advance of $500,000 upon delivery of Amok.

        The complaint alleges four causes of action: (1) breach of contract in the amount of $1.9 million claimed as royalty advances for Amok and Scorcher (first cause); (2) breach of contract in the amount of $2.4 million claimed as additional royalty advances for Into the Shadows and Mudkicker (second cause);
(3) breach of contract in the amount of $5 million allegedly due above the additional royalty advances (third cause); and (4) consequential damages in the amount of $100 million based on the allegation that the Company's failure to pay the additional royalty advances forced Scavenger out of business and Scavenger allegedly was worth $100,000,000 as of January 1997 (fourth cause). The Company asserted three counterclaims: (1) breach of contract for failure to deliver Into the Shadows and Mudkicker seeking at least $5 million in damages (first counterclaim); (2) breach of contract for failure to deliver Scorcher timely and the failure to deliver Amok and Scorcher in conformance with the quality requirements of the software development contract seeking at least $5 million in damages (second counterclaim); and (3) unjust enrichment seeking the return of the $2.5 million in royalty advances paid to Scavenger (third counterclaim).

        By Order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment as to the first cause of action and denied the motion as to the second cause. Judgment was thereupon entered March 14, 2000 in the amount of $2.4 million ($1.9 million plus interest accrued), which was affirmed by Order Appellate Division, First Department entered June 8, 2000. Motions to the Appellate Division, First Department and to the Court of Appeals for leave to appeal to the Court of Appeals were denied. In January 2001, the Company paid approximately $2.6 million (including accrued interest from date of judgement) satisfying the partial summary judgement.

        In an Order entered June 21, 2000, the Court denied the Company's motion for summary judgment dismissing the third and fourth causes of action. The Company simultaneously moved for reargument of and appealed from that portion of the June 21, 2000 Order denying partial summary judgment on the fourth cause. By Order entered September 8, 2000, the Court granted reargument and, on reargument, dismissed the fourth cause of action (and the Company withdrew its appeal). Scavenger unsuccessfully moved for reargument of the September 8, 2000 Order, and is now appealing from the September 8, 2000 Order to the Appellate Division, First Department.

        By Order entered December 19, 2000, the Court separately ruled with respect to each of the Company's counterclaims that the Company cannot seek to recover as a measure of damages any of the royalty advances paid software development contract. Subject to this limitation, the Court otherwise sustained the Company's first counterclaim for damages for the undelivered games Into the Shadows and Mudkicker. The Court dismissed the second counterclaim finding that the Company had not shown provable damages other than the $1.5 million in royalty advances paid on Amok and Scorcher which the Court held could not be recovered. The Court also dismissed the third counterclaim for unjust enrichment, which sought to recover the entire $2.5 million in royalty advances paid to Scavenger. The Company is appealing this dismissal only as to the $1 million in royalty advances paid for the undelivered Into the Shadows and Mudkicker.

        By Order entered January 8, 2001, the Court granted a motion by the Company to dismiss the second cause of action, a motion prompted by and premised on the reasoning of the Court's March 3, 2000 Order granting partial summary judgment on the first cause of action as well as of the Appellate Division, First Department's June 8, 2000 Order of affirmance. Scavenger has appealed from the January 8, 2001 Order.



Herzog

        In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. The case was returned to the District Court, where certain discovery is now proceeding.

James

        On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000.

McGovern

        On or about September 11, 2000, Jane Bassler and Paul McGovern, as shareholders of the Company, commenced a derivative action on behalf of the Company in Delaware Chancery Court, New Castle County, against IESA, CUSH, and the individual members of the Company's board of directors since November 1999. The action alleges that IESA, as controlling shareholder of the Company and through its nominees on the Company's board, has engaged in certain self-dealing actions. The first cause of action, asserted against certain defendants, alleges breach of fiduciary duty. The second cause of action, asserted against CUSH, alleges aiding and abetting. The third cause of action, asserted against certain defendants, alleges breach of fiduciary duty in order to divest their own investment in the Company on terms beneficial to them. The complaint seeks on behalf of the Company a declaration that the defendants have breached their fiduciary duties to the Company; the imposition of a constructive trust on all profits and gains defendants have received as a result of the wrong alleged; damages in favor of the Company; and attorneys' fees and costs for plaintiffs. On September 19, 2000, Bassler voluntarily dismissed her claim without prejudice. Defendants' answers or responsive motions are now due April 9, 2001.

Fenris

        On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. Fenris asserts five claims of breach and intentional interference in its complaint and seeks $100,000 for the nonpayment and rejection of milestone nine, $400,000 for the balance of payments under the contract, $775,000 for alleged lost bundling opportunities, $775,000 for alleged intentional interference with bundling arrangements and $500,000 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400,000 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less than the $800,000 in milestone payments advanced for the development of "Rebel Moon Revolution." Fenris has moved for summary judgment on its first cause of action ($100,000), and the Company has moved for summary judgment dismissing the bundling claim. This action filed by Fenris has been settled and Stipulation of Discontinuance was filed with the Court on October 24, 2000. The Company paid Fenris a nominal amount as part of the settlement.

        The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions. Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which the management of the Company believes will not be material to the Company's consolidated results of operations or financial condition.

CREDIT FACILITIES

        On September 11, 1998, the Company entered into a Credit Agreement as subsequently amended, with First Union National Bank, as agent for a syndicate of banks (the "Banks"), expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150,000 shares of the Company's common stock. Of these, warrants to purchase 55,000 shares of the Company's common stock were immediately exercisable, warrants to purchase 50,000 shares of the Company's common stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45,000 shares of the Company's common stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

        As of February 15, 2000, IESA entered into an agreement with the Banks, pursuant to which IESA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by IESA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to IESA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and (v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, the Bank Warrants were surrendered and cancelled and warrants to purchase 45,000 shares of the Company's common stock, at an exercise price of $0.05 per share, were issued to IESA.

        On June 29, 2000, IESA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and to extend the maturity date to September 30, 2000.

        On June 30, 2000, the Company had outstanding borrowings under the Credit Agreement of approximately $98.5 million, and no letters of credit outstanding. Outstanding borrowings under the Credit Agreement are classified as current in the consolidated balance sheet as of June 30, 2000, accrued interest of $2.5 million was recorded but not yet paid under the Credit Agreement as of June 30, 2000. In conjunction with the INA Merger, which closed on October 2, 2000, all the amounts outstanding under the Credit Agreement and certain intercompany payables were converted into approximately 20 million shares of the Company's common stock at a price of $6.40 per share. The Company amended the Credit Agreement with IESA (the "New Credit Agreement") to provide for an aggregate commitment of $50.0 million, and to extend the maturity date from September 30, 2000 to December 31, 2000. On December 22, 2000 the Company and IESA Amended the New Credit Agreement to extend the maturity date to June 15, 2001. For additional information relating to the INA Merger, see Note 2 Merger and Acquisitions. As of December 31, 2000, the outstanding borrowings under the New Credit Agreement were approximately $8.7 million, of which $0.5 million is related to accrued interest. As of December 31, 2000, there are $2.1 million of letters of credit outstanding.

        In connection with the INA Merger, the Company assumed a $35.2 million revolving credit facility with BNP which matures on June 15, 2001. The facility has an interest rate of LIBOR plus 65 basis points per annum for fixed LIBOR loans, payable at maturity or quarterly and at maturity for loans with maturities in excess of 90 days. For floating loans, an interest rate of BNP prime rate minus 1% per annum is charged, payable monthly. The facility fee was $17,500 paid at closing and the commitment fee for the unutilized amount of the facility is 30 basis points per annum payable quarterly in arrears. The financial covenants associated with the BNP Credit Facility are that a certain percentage of the profits be retained in the Company and that stockholders' deficit does not fall below a certain amount. Both these covenants have been satisfied as of December 31, 2000. As of December 31, 2000, the Company had approximately $34.9 million outstanding borrowings under the BNP Credit Facility of which a nominal portion relates to interest.

LONG TERM DEBT


Long-term debt consists of the following at December 31, 2000: (in thousands)

5% subordinated convertible note with IESA................................................. $   63,815
GAP 0% subordinated convertible notes......................................................     38,519
                                                                                           -----------
                                                                                            $  102,334

The above indebtedness matures in full on December 16, 2004.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                      SIX MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                  -----------------------
                                                                                     1999         2000
                                                                                  ---------    ----------
                                                                                      (IN THOUSANDS)
    Warrants issued in connection with New Credit
        Agreement, as amended                                                     $   3,188    $   -
    Warrants issued to General Atlantic Partners LLC and acquired by
        Infogrames Entertainment S.A.                                                 8,985        -
    Conversion of revolving credit facility into shares of the Company's common
        stock by Infogrames Entertainment S.A at $6.40 per share                         -     128,571
    Issuance of stock in exchange for the assets of Infogrames North America             -         280
    Conversion of Infogrames North America related party balances with
        Infogrames Entertainment S.A.                                                    -      53,201
    Sale of treasury stock in lieu of partial royalty payment                            -         600
    Common Stock issued in lieu of partial royalty payment                            4,208        -
    Cash paid for interest                                                            5,460        660


NOTE 6 - RESTRUCTURING RESERVES

        On June 30, 2000 the Company recorded a restructuring reserve of approximately $9.8 million as detailed below. As of December 31, 2000, the Company has terminated 46 employees. No additional expenditures are expected from restructuring activities as of December 31, 2000.

        The following table sets forth activity for the restructuring reserve during the six months ended December 31, 2000: (IN THOUSANDS)


                                               BALANCE                                 BALANCE
                                               JUNE 30,         CASH                 DECEMBER 31,
                                                2000          PAYMENTS    OTHER         2000
                                              -------         --------   -------     ----------
Domestic Severance ....................        $5,530        $(2,751)         --       $2,779
Shutdown of European operations........         3,779             --      (2,338)       1,441
Transition rent........................           527           (281)         --          246
                                               ------        --------    -------       ------
Restructuring Reserve..................        $9,836        $(3,032)    $(2,338)      $4,466
                                               ======       ========     =======       ======


NOTE 7 - GAIN OF SALE OF LINE OF BUSINESS

        On December 1, 2000, the Company entered into a contract to sell all its property in and rights to the Duke Nukem line of business to an outside party. The Company received consideration in the form of common stock of the purchaser valued at $5.5 million at the date of the transaction and a $6.0 million promissory note. The $5.5 million stock value was recognized in operating income during the current quarter. The Company subsequently sold the stock in January 2001 for approximately $6.2 million. The note is payable upon completion of certain requirements by an independent developer and will be recognized as income at that time. The Company expects the independent developer to fulfill all requirements under this contract prior to the end of the Company's 2001 fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, world wide business and industry conditions, adoption of new hardware systems, product delays, software development requirements and their impact on product launches, company customer relations and other risks and factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission including, but not limited to, the factors described on pages 9 through 14 of the Company's Transitional Report on Form 10-K for the three months ended June 30, 2000.

OVERVIEW

        The Company develops, publishes, and distributes interactive entertainment for leisure entertainment, gaming enthusiast's and children's markets for a variety of platforms. The Company employs a portfolio approach to achieve a broad base of published products across most major consumer software categories. Since it began operations in February 1993, the Company has experienced rapid growth and its product and customer mix has changed substantially.

        Publishing and distribution are the two major activities of the Company. Publishing is divided into Core Gaming, Leisure and Children's publishing. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and on the platform published. Furthermore, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. To the extent that mass merchants require greater proportions of third-party software products, some of which may yield lower margins, the Company's operating results may be negatively impacted accordingly.

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

        There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for Core Gaming titles has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company is determined to achieve a balance between development done by its own internal development studios and that done by third party developers.

        The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is increasingly sold through mass merchants such as Wal-Mart, Kmart and Target, as well as major retailers, including Best Buy, CompUSA, Costco and Babbage's. The Internet and on-line networks also present a new channel through which publishers and distributors can distribute their products to end users.

         Sales are recorded net of expected future returns. Management continually assesses and re-evaluates the rate of returns and price protection based on business conditions and market factors.

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                DECEMBER 31,                      DECEMBER 31,
                                                       ------------------------------   ------------------------------
                                                            1999             2000            1999             2000
                                                       --------------   -------------   -------------    -------------

Net revenues                                                100.0%           100.0%          100.0%           100.0%
Cost of goods sold                                           81.3             36.1            76.4             36.6
Gross Profit                                                 18.7             63.9            23.6             63.4
Selling and distribution expenses                            38.4             21.0            39.9             25.4
General and administrative expenses                          18.5             16.8            15.9             20.2
Research and development                                     13.7             12.8            20.0             20.7
Restructuring costs                                          29.6              0.0            16.2              0.0
Merger costs                                                  0.0              0.0             0.0              1.0
Gain on sale of line of business                              0.0              4.3             0.0              3.3
Depreciation and amortization                                 3.7              3.6             3.9              5.2
                                                       ----------       ----------      ----------       ----------
    Operating (loss) income                                 (85.2)            14.0           (72.4)            (5.8)
Interest expense, net                                         4.9              2.0             5.6              5.2
Other (expense) income                                       (0.7)             0.9            (0.2)             1.1
                                                       ----------       ----------      ----------       ----------
    (Loss) income before provision for (benefit
        from) income taxes                                  (90.9)            12.9           (78.2)            (9.8)
Provision for (benefit from) income taxes                    18.4             (0.0)            9.2             (0.0)
                                                       ----------       ----------      ----------       ----------
    Net (loss) income from continuing operations           (109.3)            12.9           (87.5)            (9.8)
Loss from discontinued operations                             0.0              0.0            (0.2)             0.0
Gain on early extinguishment of debt                          1.7              0.0             0.9              0.0
                                                       ----------       ----------      ----------       ----------

    Net (loss) income before dividends on preferred
        stock                                              (107.6)            12.9           (86.8)            (9.8)
Less dividends on preferred stock                             0.0              0.0             0.3              0.0
                                                       ----------       ----------      ----------       ----------
    Net (loss) income attributable to common
        stockholders                                       (107.6)            12.9           (87.1)            (9.8)
                                                       ----------       ----------      ----------       ----------



       THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THE THREE MONTHS ENDED
                                DECEMBER 31, 1999

        Net revenues for the three months ended December 31, 2000 increased approximately $17.8 million, or 16.2%, to $127.5 million from $109.7 million, as compared to the 1999 period. This increase is attributable to the Company's publishing business with current period releases such as Driver 2 for Playstation and Unreal Tournament for Playstation 2 and continued success of earlier releases such as Driver Greatest Hits. Additionally, results of the former INA activity are included for the full three months in the 2000 period and for only fifteen days in the 1999 period.

        Total publishing revenue increased 64.0% to $102.5 million for the three months ended December 31, 2000 from $62.5 million in the comparable 1999 period. Approximately 50.2% of such revenues related to PC product revenues and 49.8% of such revenues related to console games for the three months ended December 31, 2000, as compared to 72.5% and 27.5%, respectively, in the comparable 1999 period. Both the increase in publishing revenue and the increase in console games during the three months ended December 31, 2000 are attributable to the Company's success of top selling console products in the 2000 period. Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation 2 alone represented $38.9 million of the Company's sales during the three months ended December 31, 2000.

        Cost of goods sold for the three months ended December 31, 2000 decreased approximately $43.1 million, or 48.4%, to $46.0 million from $89.1 million in the comparable 1999 period. Cost of goods sold as a percentage of net revenues decreased to 36.1% for the three months ended December 31, 2000 as compared to 81.3% in the comparable 1999 period. The 1999 period included one time adjustments of $11.4 million during the three months ended December 31, 1999. These one time adjustments were for reserving substantially all of the international inventory and a portion of domestic inventory which the Company did not expect to resell. Additionally, the decrease in cost of goods sold as a percentage of net revenues for the three months ended December 31, 2000 is attributable to the Company's reduced emphasis on third party distribution. Typically, third party distribution carries a higher cost of goods as compared to internally published goods.

        Gross profit increased from $20.6 million in the comparable 1999 period to $81.5 million for the three months ended December 31, 2000. This increase is primarily due to increased sales volume and changes in cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of PC product as compared to the percentage of sales of Console product. Gross profit may also be impacted from time to time by the percentage of foreign sales, the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of PC product are higher than those on Console software (currently, Playstation 2, Playstation 1, Dreamcast, Nintendo 64 and Game Boy Color) as a result of significantly lower PC software product costs. Gross profit as a percentage of net revenues increased to 63.9% during the three months ended December 31, 2000 from 18.7% in the comparable 1999 period. This increase is due to the Company's reorganization efforts to reduce costs, decrease its distribution business and the implementation of better business processes that have enabled it to manage both internal and channel inventory more efficiently and effectively. Additionally, gross profit as a percentage of net revenues increased due to royalty income on international sales. In the 1999 period, the Company recorded full European sales offset by the cost of goods sold. As part of its reorganization efforts to reduce cost, the Company only receives royalty income on product sold in Europe offset by minor royalty costs.

        Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During the three months ended December 31, 2000, these expenses decreased approximately $15.3 million, or 36.5%, to $26.8 million from $42.1 million in the comparable 1999 period. Selling and distribution expenses as a percentage of net revenues for the three months ended December 31, 2000 decreased to 21.0% as compared to 38.4% in the comparable 1999 period. For the three months ended December 31, 2000, the Company's reorganization efforts to reduce its distribution business have led to significant cost reductions. The Company is also realizing the cost savings of outsourcing its distribution function in this period as compared to the prior period where a portion of the Company's distribution function remained in-house. Additionally, the Company has refocused its marketing efforts to help reduce costs.

        General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the three months ended December 31, 2000 increased approximately $1.2 million, or 5.9%, to $21.5 million from $20.3 million in the comparable 1999 period. General and administrative expenses as a percentage of net revenues decreased to 16.8% for the three months ended December 31, 2000 from 18.5% in the comparable 1999 period. The increased cost for the three months ended December 31, 2000 was due primarily to a write down of the Company's receivables of $6.0 million dollars during the current period. This increase was offset by cost reduction efforts made by the Company through internal consolidation and reorganization.

        Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the three months ended December 31, 2000 increased approximately $1.2 million, or 8.5%, to $16.3 million from $15.1 million in the comparable 1999 period. Research and development expenses, as a percentage of net revenues, decreased to 12.8% for the three months ended December 31, 2000 from 13.7% in the comparable 1999 period. The increase in research and development expenses for the three months ended December 31, 2000 is primarily due to the Company entering into new contracts with external developers and its increased use of its existing internal research and development group. Research and development expenses of the Company's internal development studios, which primarily include Humongous, Legend and Reflections, remained at 55.0% of total research and development for each of the three months ended December 31, 1999 and 2000 periods.

        The Company incurred restructuring charges of $32.5 million for the three month ended December 31, 1999. These charges resulted from the shutdown of European operations, the Company's de-emphasis on its distribution business and the write-down of goodwill related to its value priced division.

        The Company recorded a gain on sale of line of business for the three months ended December 31, 2000 of approximately $5.5 million. This is related to the Company selling its Duke Nukem franchise as part of the Company's re-focus of its catalog from specialized gaming product to mass market gaming product. The Company expects to record an additional $6.0 million gain on sale of this business after an independent developer fulfills an obligation to the purchaser, which is expected to occur prior to the end of the fiscal year.

        Depreciation and amortization for the three months ended December 31, 2000 increased approximately $0.6 million, or 13.1%, to $4.6 million from $4.0 million in the comparable 1999 period. This increase is attributable to the depreciation and amortization expense resulting from the merger with INA offset by the write-off of fixed assets and of all goodwill, other than the goodwill for Legend and Reflections studios, in connection with the Company's reorganization plans in the comparable 1999 period.

        Interest expense, net decreased approximately $2.8 million for the three months ended December 31, 2000 to $2.6 million from $5.4 million in the comparable 1999 period. The decrease in the three months ended December 31, 2000 was attributable to lower borrowings in 2000 as compared to the 1999 period.

        The Company's effective tax rate for the three months ended December 31, 2000 was 0% compared to 20.3% tax provision in the comparable 1999 period. The decrease in the effective tax rate is attributable to the Company not recording a tax benefit in the current period pre-tax loss.



         SIX MONTHS ENDED DECEMBER 31, 2000 VERSUS THE SIX MONTHS ENDED
                                DECEMBER 31, 1999

        Net revenues for the six months ended December 31, 2000, decreased $34.1 million or 17% from $201.1 million to $167.0 million in the comparable 1999 period. This decrease is attributable to the Company's decreased emphasis on third party distribution and its decision to close European operations in conjunction with the purchase by IESA. This decrease was offset by success of the Company's publishing business with current period releases such as Driver 2 for Playstation and Unreal Tournament for Playstation 2 and continued success of earlier releases such as Driver Greatest Hits. Additionally, results of the former INA activity are included for the full three months in the 2000 period and for only fifteen days in the 1999 period.

        Total publishing revenue for the six months ended December 31, 2000 increased 15.4% to $130.7 million from $113.2 million in the comparable 1999 period. Approximately 57.2% of such revenues related to PC product revenues and 42.8% of such revenues related to console games for the six months ended December 31, 2000, as compared to 64.6% and 35.4%, respectively, in the comparable 1999 period. Both the increase in publishing revenue and the increase in console games sales during the six months ended December 31, 2000 are attributable to the Company's success of top selling console product in the 2000 period. Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation 2 alone represented $39.7 million of the sales for the six months ended December 31, 2000.

        Cost of goods sold for the six months ended December 31, 2000 decreased approximately $92.7 million or 60.3% to $61.1 million from $153.8 million from the comparable 1999 period. Cost of goods sold as a percentage of net revenues decreased to 36.6% for six months ended December 31, 2000, as compared to 76.4% in the comparable 1999 period. The 1999 period included one time adjustments of

$19.4 million during the six months ended December 31, 1999. These one time adjustments were for reserving substantially all of the international inventory and a portion of domestic inventory which the Company did not expect to resell. Additionally, the decrease in cost of goods sold as a percentage of net revenues for the six months ended December 31, 2000 period is attributable to the Company's reduced emphasis on third party distribution. Typically, third party distribution carries a higher cost of goods as compared to internally published goods.

        Gross profit increased to $105.9 million for the six months ended December 31, 2000 from $47.4 million in the comparable 1999 period. This increase is primarily due to increased sales volume and changes in cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of PC product as compared to the percentage of sales of Console product. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of PC product are higher than those on console software (currently, Playstation 2, Playstation 1, Dreamcast, Nintendo 64 and Game Boy Color) as a result of significantly lower PC software product costs. Gross profit as a percentage of net revenues increased to 63.4% for the six months ended December 31, 2000 from 23.6% in the comparable 1999 period. This increase is due to the Company's reorganization efforts to reduce costs, decrease its distribution business and the implementation of better business processes that has enabled it to manage both internal and channel inventory more efficiently and effectively. Additionally, gross profit as a percentage of net revenues increased due to royalty income on international sales. In the 1999 period, the Company recorded full European sales offset by the cost of goods sold. As part of its reorganization efforts to reduce costs, the Company only receives royalty income on product sold in Europe offset by minor royalty costs.

        Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During the six months ended December 31, 2000, selling and distribution expenses decreased approximately $37.9 million, or 47.2%, to $42.3 million from $80.2 million in the comparable 1999 period. Selling and distribution expenses as a percentage of net revenues for the six months ended December 31, 2000 decreased to 25.4% as compared to 39.9% in the comparable 1999 period. For the six months ended December 31, 2000 the Company's reorganization efforts to reduce its distribution business have led to significant cost reductions. The Company is also realizing the cost savings of outsourcing its distribution function in this period as compared to the prior period where a portion of the Company's distribution function remained in-house. Additionally, the Company has refocused its marketing efforts to help reduce costs.

        General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the six months ended December 31, 2000 increased approximately $1.6 million, or 5.1%, to $33.7 million from $32.1 million in the comparable 1999 period. General and administrative expenses as a percentage of net revenues increased to 20.2% for the six months ended December 31, 2000 from 15.9% in the comparable 1999 period. The increased cost for the six months ended December 31, 2000 was primarily due to a write down of receivables from both the Company and INA of $11.0 million dollars during the current period. This increase was offset by cost reduction efforts made by the Company through internal consolidation and reorganization.

        Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. Research and development expenses for the six months ended December 31, 2000 decreased approximately $5.7 million, or 14.1%, to $34.6 million from $40.3 million in the comparable 1999 period. Research and development expenses, as a percentage of net revenues, increased to 20.7% for the six months ended December 31, 2000 from 20.0% in the comparable 1999 period. The decrease of $5.7 million is primarily due to savings from shutting down European operations and the Singletrac Studio during as a part of Company's reorganization plan. During the 1999 period, the Company incurred research and development expenses of $16.6 million from both Europe and Singletrac as compared to only $2.0 million in the six months ended December 31, 2000. This decrease has been offset by increased use of existing internal research and development groups and an increase in contracts with external developers. Research and development expenses of the Company's internal development studios, which primarily include Humongous, Legend and Reflections decreased to 54.4% of total research and development expense for the six months ended December 31, 2000 as compared to 61.3% in the comparable 1999 period.

        The Company incurred restructuring charges of $32.5 million for the six months ended December 31, 1999. These charges resulted from the shutdown of European operations, the Company's de-emphasis on its distribution business and the write-down of goodwill related to its value priced division.

        The Company incurred expenses of $1.7 million or 1.0% of net revenue related to the merger with INA during the six months ended December 31, 2000. The costs include various consulting, legal, and accounting fees.

        The Company recorded a gain on sale of line of business for the six months ended December 31, 2000 of approximately $5.5 million. This is related to the Company selling its Duke Nukem franchise as part of the Company's re-focus of its catalog from specialized gaming product to mass market gaming product. The Company expects to record an additional $6.0 million gain on sales of this business after an independent developer fulfills an obligation to the purchaser, which is expected to occur prior to the end of the fiscal year.

        Depreciation and amortization for the six months ended December 31, 2000 increased approximately $0.7 million, or 9.6%, to $8.6 million from $7.9 million in the comparable 1999 period. This increase is attributable to the depreciation and amortization expense resulting from the merger with INA offset by the write-off of fixed assets and of all goodwill, other than the goodwill for Legend and Reflections, studios, in connection with the Company's reorganization plans in the comparable 1999 period.

        Interest expense, net decreased approximately $2.6 million to $8.7 million from $11.3 million in the comparable 1999 period. The decrease in the six months ended December 31, 2000 was attributable to lower borrowings in 2000 as compared to 1999.

        The Company's effective tax rate for the six months ended December 31, 2000, was 0% compared to 11.9% tax provision in the comparable 1999 period. The decrease in the effective tax rate is attributable to the Company not recording a tax benefit in the current period pre-tax loss.



LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $12.9 million at December 31, 2000 compared to $13.5 million at June 30, 2000. As of December 31, 2000, the Company had a working capital deficit of $28.5 million compared to $194.3 million in working capital deficit at June 30, 2000.

        During the six months ended December 31, 2000, $43.6 million was provided by financing activities. The Company utilized its borrowings from its Credit Facility to fund $41.6 million net cash used in operating activities which resulted from operating losses and reduction in accounts payable for past due accounts.

CREDIT FACILITIES

        On September 11, 1998, the Company entered into the Credit Agreement as subsequently amended, with First Union, as agent for a syndicate of the Banks, expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150,000 shares of the Company's common stock. Of these, warrants to purchase 55,000 shares of Company's common stock were immediately exercisable, warrants to purchase 50,000 shares of Company's common stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45,000 shares of Company's common stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

        As of February 15, 2000, IESA entered into an agreement with the Banks, pursuant to which IESA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by IESA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to IESA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and (v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, the Bank Warrants were surrendered and cancelled and warrants to purchase 45,000 shares of Company's common stock, at an exercise price of $0.05 per share, were issued to IESA.

        On June 29, 2000, IESA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125.0 million and to extend the maturity date to September 30, 2000.

        At June 30, 2000, the Company had outstanding borrowings under the Credit Agreement of approximately $98.5 million, and no letters of credit outstanding. Outstanding borrowings under the Credit Agreement are classified as current in the consolidated balance sheet as of June 30, 2000, accrued interest $2.5 million has been recorded but not yet paid under the Credit Agreement as of June 30, 2000. In conjunction with the merger with INA, which closed on October 2, 2000, all the amounts outstanding under the Credit Agreement and certain intercompany payables were converted into 20 million shares of the Company's Common Stock at a price of $6.40 per share. The Company amended the Credit Agreement with IESA (the "New Credit Agreement") to provide for an aggregate commitment of $50.0 million, and to extend the maturity date from September 30, 2000 to December 31, 2000. On December 22, 2000 the Company and IESA amended the New Credit Facility to extend the maturity date to June 15, 2001. As of December 31, 2000 the outstanding borrowings under the New Credit Agreement and certain intercompany payables were approximately $8.7 million, of which $0.5 million is related to accrued interest. As of December 31, 2000, there are $2.1 million of letters of credit outstanding. The interest rate remained at LIBOR plus 2.5%. As of February 7, 2001, the Company had no outstanding debt under the New Credit Agreement and approximately $1.1 million of letters of credit outstanding.

        In connection with the INA Merger, the Company assumed a $35.2 million revolving credit facility with BNP which matures on June 15, 2001. The facility has an interest rate of LIBOR plus 65 basis points per annum for fixed LIBOR loans, payable at maturity or quarterly and at maturity for loans with maturities in excess of 90 days. For floating loans, an interest rate of BNP prime rate minus 1% per annum is charged, payable monthly. The facility fee was $17,500 paid at closing and the commitment fee for the unutilized amount of the facility is 30 basis points per annum payable quarterly in arrears. The financial convenants associated with the BNP Credit Facility are that a certain percent of the profits be retained in the Company and that stockholders' deficit does not fall below a certain. Both these covenants have been satisfied as of December 31, 2000. As of December 31, 2000, the Company has approximately $34.9 million outstanding under the BNP Credit Facility of which a nominal portion relates to interest. As of February 7, 2001 the Company has approximately $35.1 million outstanding under the BNP facility of which $0.2 million relates to interest.

        The Company believes that existing cash and cash equivalents, together with cash expected to be generated from operations, cash available under the Credit Agreement and the continued financial support as IESA deems necessary will be sufficient to fund the Company's operations and cash flows.


RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires companies to recognize all derivative as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No.133 in the first quarter of fiscal 2001, in accordance with the deferral provision in SFAS No.137. The adoption of SFAS No.133 does not have a material effect on the Company's financial statements.

        In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No.101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. Infogrames, Inc. is currently evaluating the impact of SAB 101 on the Company's results of operations and financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Due to the global nature of the Company's operations, the Company is subject to the exposures that arise from foreign exchange rate fluctuations. The Company's objective in managing its exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. The Company may enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain receivables denominated in foreign currencies. The Company's hedging activities do not subject it to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. The Company has no derivatives as of December 31, 2000 and February 7, 2001.

        The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term obligations since the majority of the Company's long-term obligations are fixed rates of interest.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Scavenger

        On September 18, 1997, Scavenger, Inc. ("Scavenger"), a software developer, filed a lawsuit against the Company in Supreme Court, New York County, claiming that the Company breached a software development contract between the parties dated November 28, 1995. The contract provided for the development of four personal computer games, Amok, Scorcher, Into the Shadows and Mudkicker. The Company paid royalty advances of $2 million ($500,000 per game) in January 1996. Scavenger delivered and the Company accepted Amok and Scorcher, but Scavenger did not deliver Into the Shadows or Mudkicker. The Company paid an additional royalty advance of $500,000 upon delivery of Amok.

        The complaint alleges four causes of action: (1) breach of contract in the amount of $1.9 million claimed as royalty advances for Amok and Scorcher (first cause); (2) breach of contract in the amount of $2.4 million claimed as additional royalty advances for Into the Shadows and Mudkicker (second cause);
(3) breach of contract in the amount of $5 million allegedly due above the additional royalty advances (third cause); and (4) consequential damages in the amount of $100 million based on the allegation that the Company's failure to pay the additional royalty advances forced Scavenger out of business and Scavenger allegedly was worth $100,000,000 as of January 1997 (fourth cause). The Company asserted three counterclaims: (1) breach of contract for failure to deliver Into the Shadows and Mudkicker seeking at least $5 million in damages (first counterclaim); (2) breach of contract for failure to deliver Scorcher timely and the failure to deliver Amok and Scorcher in conformance with the quality requirements of the software development contract seeking at least $5 million in damages (second counterclaim); and (3) unjust enrichment seeking the return of the $2.5 million in royalty advances paid to Scavenger (third counterclaim).

        By Order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment as to the first cause of action and denied the motion as to the second cause. Judgment was thereupon entered March 14, 2000 in the amount of $2.4 million ($1.9 million plus interest accrued), which was affirmed by Order Appellate Division, First Department entered June 8, 2000. Motions to the Appellate Division, First Department and to the Court of Appeals for leave to appeal to the Court of Appeals were denied. In January 2001, the Company paid approximately $2.6 million (including accrued interest from date of judgement) satisfying the partial summary judgement.

        In an Order entered June 21, 2000, the Court denied the Company's motion for summary judgment dismissing the third and fourth causes of action. The Company simultaneously moved for reargument of and appealed from that portion of the June 21, 2000 Order denying partial summary judgment on the fourth cause. By Order entered September 8, 2000, the Court granted reargument and, on reargument, dismissed the fourth cause of action (and the Company withdrew its appeal). Scavenger unsuccessfully moved for reargument of the September 8, 2000 Order, and is now appealing from the September 8, 2000 Order to the Appellate Division, First Department.

        By Order entered December 19, 2000, the Court separately ruled with respect to each of the Company's counterclaims that the Company cannot seek to recover as a measure of damages any of the royalty advances paid software development contract. Subject to this limitation, the Court otherwise sustained the Company's first counterclaim for damages for the undelivered games Into the Shadows and Mudkicker. The Court dismissed the second counterclaim finding that the Company had not shown provable damages other than the $1.5 million in royalty advances paid on Amok and Scorcher which the Court held could not be recovered. The Court also dismissed the third counterclaim for unjust enrichment, which sought to recover the entire $2.5 million in royalty advances paid to Scavenger. The Company is appealing this dismissal only as to the $1 million in royalty advances paid for the undelivered Into the Shadows and Mudkicker.

        By Order entered January 8, 2001, the Court granted a motion by the Company to dismiss the second cause of action, a motion prompted by and premised on the reasoning of the Court's March 3, 2000 Order granting partial summary judgment on the first cause of action as well as of the Appellate Division, First Department's June 8, 2000 Order of affirmance. Scavenger has appealed from the January 8, 2001 Order.



Herzog

        In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. The case was returned to the District Court, where certain discovery is now proceeding.

James

        On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000.

McGovern

        On or about September 11, 2000, Jane Bassler and Paul McGovern, as shareholders of the Company, commenced a derivative action on behalf of the Company in Delaware Chancery Court, New Castle County, against IESA, CUSH, and the individual members of the Company's board of directors since November 1999. The action alleges that IESA, as controlling shareholder of the Company and through its nominees on the Company's board, has engaged in certain self-dealing actions. The first cause of action, asserted against certain defendants, alleges breach of fiduciary duty. The second cause of action, asserted against CUSH, alleges aiding and abetting. The third cause of action, asserted against certain defendants, alleges breach of fiduciary duty in order to divest their own investment in the Company on terms beneficial to them. The complaint seeks on behalf of the Company a declaration that the defendants have breached their fiduciary duties to the Company; the imposition of a constructive trust on all profits and gains defendants have received as a result of the wrong alleged; damages in favor of the Company; and attorneys' fees and costs for plaintiffs. On September 19, 2000, Bassler voluntarily dismissed her claim without prejudice. Defendants' answers or responsive motions are now due April 9, 2001.


Fenris

        On March 12, 1999, Fenris Wolf Ltd. ("Fenris"), a software developer, filed a lawsuit in New York Supreme Court claiming that the Company failed to adequately pursue bundling opportunities for the software game "Rebel Moon Rising MMX" and unlawfully rejected the ninth milestone deliverable for the software game "Rebel Moon Revolution" under a development contract between the parties dated June 26, 1996. Fenris asserts five claims of breach and intentional interference, in its complaint and seeks $100,000 for the nonpayment and rejection of milestone nine, $400,000 for the balance of payments under the contract, $775,000 for alleged lost bundling opportunities, $775,000 for alleged intentional interference with bundling arrangements and $500,000 for alleged interference with contractual relations. In an October 20, 1999 opinion and order, the court granted the Company's motion to dismiss three of the five claims so that only the milestone nine contract and bundling claims remain. Fenris has filed a notice of appeal from the dismissal of the $400,000 claim for the balance of payments under the contract; and the Company has filed a counterclaim for breach seeking to recover not less than the $800,000 in milestone payments advanced for the development of "Rebel Moon Revolution." Fenris has moved for summary judgment on its first cause of action ($100,000), and the Company has moved for summary judgment dismissing the bundling claim. This action filed by Fenris has been settled and Stipulation of Discontinuance was filed with the Court on October 24, 2000. The Company paid Fenris a nominal amount as part of the settlement.

        The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions. Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which the management of the Company believes will not be material to the Company's consolidated results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On October 2, 2000, in connection with the INA Merger, the Company issued: (i) 20,089,224 shares of the Company's common stock as a result of the conversion of all outstanding debt under the Credit Agreement and certain intercompany payables between the Company and IESA; (ii) 955,000 shares of the Company's common stock as a result of the exercise of all its warrants held by IESA and CUSH; and (iii) 28,000,000 shares of the Company's common stock to acquire all the outstanding shares of INA. The shares issued in connection with the INA Merger have not been registered under the Securities Act and are restricted securities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Reference is made to the Definitive Information Statement dated November 27, 2000 and filed on the same date in connection with Amendment No. 1 to the Infogrames, Inc. 2000 Stock Incentive Plan (the "Plan Amendment"). The Plan Amendment was adopted by written consent of CUSH, as the holder of a majority of the outstanding shares of common stock of the Company, on November 3, 2000.

TO BE UPDATED BY LEGAL

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        The following exhibits are filed or incorporated by reference as part of this report:

      EXHIBIT
        NO.       DESCRIPTION
        ---       -----------

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

        10.2      Seventh Amendment to the Credit Agreement dated as of September 30, 2000 between Infogrames,
                  Inc. and Infogrames Entertainment S.A.

        10.3      Eighth Amendment to the Credit Agreement dated as of December 22, 2000 between Infogrames,
                  Inc. and Infogrames Entertainment S.A.

        10.4      Credit Facility Agreement dated September 28, 2000 between BNP Paribas and Infogrames, Inc.
                  and related term sheet.



        (b) Reports on Form 8-K

        During the quarter ended December 31, 2000, the Company filed a Current Report on Form 8-K, dated October 6, 2000 in which it reported in Item 2 that INA Merger Sub, Inc. ("Merger Sub"), a California corporation and a wholly-owned subsidiary of the Company merged with and into INA pursuant to an Agreement and Plan of Merger, dated as of September 6, 2000, by and among the Company, Merger Sub, IESA, CUSH and INA. The audited financial statements of INA and IESA were incorporated in the Current Report by reference to Exhibit C to the Information Statement filed with SEC and mailed to the Company's shareholders on Schedule 14C, on September 12, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        INFOGRAMES, INC.





                                        By:    /s/    DAVID J. FREMED
                                             ------------------------
                                               David J. Fremed
                                               Senior Vice President of Finance
                                               and
                                               Chief Financial Officer
                                               Date:  February 14, 2001