Form 10-Q
period 2001-03-31
INFOGRAMES INC
filed 2001-05-15
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended March 31, 2001        Commission File No. 0-27338


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

                                 Yes /X/ No / /

         As of May 7, 2001, there were 69,768,101 shares of the registrant's Common Stock outstanding.

                                INFOGRAMES, INC.
                  MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION



                                                                                                              PAGE

   Item 1. Financial Statements:


           Consolidated Balance Sheets as of June 30, 2000 and March 31, 2001                                   3

           Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended
           and the Nine Months Ended March 31, 2000, and for the Three Months Ended and the Nine Months
           Ended March 31, 2001                                                                                 4

           Consolidated Statements of Cash Flows for the Nine Months Ended March 31,
           2000 and 2001                                                                                        5

           Notes to the Consolidated Financial Statements                                                       7


   Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                        16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                                           24



PART II - OTHER INFORMATION


   Item 1. Legal Proceedings                                                                                   25

   Item 6. Exhibits and Reports on Form 8-K                                                                    28


  Signatures                                                                                                   29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                INFOGRAMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 JUNE 30,         MARCH 31,
                                                                                   2000             2001
                                                                              -----------       ------------
                                                                                                 (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                 $   13,463        $     13,143
    Marketable securities                                                          2,847                 576
    Receivables, net                                                              36,458              50,644
    Inventories, net                                                              32,575              33,874
    Income taxes receivable                                                        1,357                 273
    Prepaid expenses and other current assets                                      7,591               6,188
                                                                              ----------          ----------
       Total current assets                                                       94,291             104,698
Property and equipment, net                                                       17,412              16,057
Investments                                                                        7,421               7,413
Goodwill, net                                                                     40,857              32,496
Other assets                                                                      10,118              11,239
                                                                              ----------          ----------
       Total assets                                                           $  170,099      $      171,903
                                                                              ==========          ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                           $  69,472           $  51,360
    Accrued liabilities                                                           38,170              29,026
    Credit facility                                                               31,139              34,888
    Revolving credit facility-related party                                       98,543               1,320
    Royalty payable                                                               18,678              15,059
    Bank overdraft                                                                 3,355                  --
    Deferred revenue                                                                  58               1,808
    Due to related party                                                          26,345              17,524
                                                                              ----------          ----------
       Total current liabilities                                                 285,760             150,985

Long-term debt                                                                   124,320             103,940
Deferred revenue                                                                      --               1,750
Other long-term liabilities                                                        2,239               1,841
                                                                              ----------          ----------
       Total liabilities                                                         412,319             258,516

Commitments and contingencies                                                         --                  --

Stockholders' deficit:
    Common stock, $0.01 par value, 300,000 shares authorized, 20,785 and 20,453 shares and 69,747 and 69,512 issued and outstanding at June 30,
       2000 and March 31, 2001, respectively                                         208                 697
    Additional paid-in capital                                                   293,284             486,236
    Accumulated deficit                                                         (533,323)           (570,992)
    Accumulated other comprehensive income (loss)                                    933                (201)
    Treasury shares at cost 332 and 235, at June 30, 2000 and March 31,
       2001, respectively                                                         (3,322)             (2,353)
                                                                              ----------          ----------
       Total stockholders' deficit                                              (242,220)            (86,613)
                                                                              ----------          ----------
       Total liabilities and stockholders' deficit                             $ 170,099          $  171,903
                                                                              ==========          ==========





  The accompanying notes are an integral part of these consolidated financial statements.

                                INFOGRAMES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                               .          Three Months Ended                         Nine Months Ended
                                                              March 31,                                December 31,
                                                 ----------------------------------          ----------------------------------
                                                    2000                    2001               2000                    2001
                                                 -----------             ----------          ----------              ----------
Net revenues                                     $  63,608               $  70,768           $ 264,737               $ 237,819
Cost of goods sold                                  91,393                  36,960             245,149                  97,765
                                                 -----------             ----------          ----------              ----------
    Gross profit                                   (27,785)                 33,808              19,588                 140,054
Selling and distribution expenses                   39,105                  20,963             119,311                  66,443
General and administrative expenses                 38,063                  14,445              70,133                  49,873
Research and development                            15,325                  10,647              55,621                  39,968
Restructuring costs                                  5,832                   2,116              37,948                   2,116
Merger costs                                            --                      --                  --                   1,700
Gain on sale of line of business                        --                      --                  --                   5,501
Depreciation and amortization                       12,702                   4,469              20,967                  13,375
                                                 -----------             ----------          ----------              ----------
    Operating loss                                (138,812)                (18,832)           (284,392)                (27,920)
Interest expense, net                                4,600                   2,508              15,871                  11,176
Other (expense) income                                (916)                    (90)               (418)                  1,427
                                                 -----------             ----------          ----------              ----------
    Loss before provision for income taxes        (144,328)                (21,430)           (300,681)                (37,669)
Provision for income taxes                          24,407                      --              43,000                      --
                                                 -----------             ----------          ----------              ----------
    Net loss from continuing operations           (168,735)                (21,430)           (343,681)                (37,669)
Loss from discontinued operations                       --                      --                 477                      --
Extraordinary item - gain on early
  extinguishment of debt                                --                      --               1,888                      --
                                                 -----------             ----------          ----------              ----------
     Net loss                                    $(168,735)              $ (21,430)          $(342,270)              $ (37,669)
                                                 ===========             ==========          ==========              ==========

Basic and diluted net loss per share
  from continuing operations                     $   (8.17)              $   (0.31)          $  (20.13)              $   (0.71)
Basic and diluted net loss per share
  from discontinued operations                          --                      --               (0.03)                     --
Basic and diluted gain per share
  from extraordinary item                               --                      --                0.11                      --
                                                 -----------             ----------          ----------              ----------
Basic and diluted net loss per share             $   (8.17)              $   (0.31)          $  (20.05)              $   (0.71)
                                                 ===========             ==========         ===========              ==========
    Weighted average number of shares
      outstanding-basic and diluted                 20,645                  69,734              17,075                  53,086
                                                 ===========             ==========         ===========              ==========


Comprehensive income (loss):
    Net loss                                     $(168,735)              $ (21,430)         $(342,270)              $ (37,669)
    Foreign currency translation gain (loss)           934                    (171)             2,453                    (997)
    Unrealized gain (loss) on securities             1,767                     780              1,767                    (137)
        Comprehensive income (loss)              -----------             ----------          ----------              ----------
                                                 $(166,034)              $ (20,821)         $(338,050)              $ (38,803)
                                                 ===========             ==========         ===========             ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                INFOGRAMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                          ----------------------------------
                                                                                              2000                    2001
                                                                                          -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              $(342,270)              $ (37,669)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         20,967                  13,375
       Accrued interest                                                                       1,461                   4,819
       Write-off of deferred financing costs in connection with GAP securities
          exchange                                                                            8,985                      --
       Write-off of deferred financing costs in connection with early extinguishment
          of debt                                                                             3,188                      --
       Amortization of deferred finance fees                                                    718                     717
       Deferred income taxes                                                                 51,316                      --
       Write-off of assets in connection with restructuring charges                          30,391                   1,409
        Loss from discontinued operations                                                       477                      --
       Extraordinary gain on General Atlantic Partners, LLC 0% subordinated
          convertible note                                                                   15,649                      --
       Issuance of Common Stock in lieu of partial royalty payment                            4,208                      --
       Issuance of Common Stock pursuant to Employee Stock Purchase Plan                        581                      --
       Changes in operating assets and liabilities:
            Receivables, net                                                                 95,792                 (14,042)
            Inventories, net                                                                101,154                  (1,510)
            Marketable securities                                                                --                   2,133
            Royalty advance                                                                   7,985                      --
            Due to related party, net                                                         2,482                  17,829
            Income taxes receivable                                                            (577)                  1,084
            Prepaid and other current assets                                                  4,670                   1,293
            Other assets                                                                         --                  (2,341)
            Accounts payable                                                                (62,275)                (17,896)
            Accrued liabilities                                                              22,325                 (10,178)
            Royalties payable                                                                (2,561)                 (3,006)
            Income taxes payable                                                             (1,726)                     --
            Deferred income                                                                      --                   1,750
            Long-term liabilities                                                               680                   1,352
            Bank overdraft                                                                       --                  (3,355)
            Other                                                                            (1,876)                   (590)
                                                                                          -----------             -----------
               Net cash used in operating activities                                        (38,256)                (44,826)
                                                                                          -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                      (5,739)                 (3,802)
                                                                                          -----------             -----------
               Net cash used in investing activities                                         (5,739)                 (3,802)
                                                                                          -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings, net                                                                         (35,114)                 48,736
    Redemption of preferred stock                                                           (30,000)                     --
    Conversion of 955 warrants by Infogrames Entertainment S.A. at $0.05 per share               --                      48
    Issuance of California US Holding Inc. 5% subordinated convertible note                  50,000                      --
    Issuance of General Atlantic Partners, LLC subordinated note                             20,000                      --
    Issuance of subordinated Cayre Notes                                                     10,000                      --
    Proceeds from exercise of stock options                                                    (199)                      8
    Issuance of common stock to Infogrames Entertainment S.A                                 48,677                      --
                                                                                          -----------             -----------
                   Net cash provided by financing activities                                 63,364                  48,792
                                                                                          -----------             -----------
    Effect of exchange rates on cash and cash equivalents                                        50                    (484)
                                                                                          -----------             -----------
    Net increase (decrease) in cash and cash equivalents                                     19,419                    (320)
    Cash and cash equivalents - beginning of period                                           9,137                  13,463
                                                                                          -----------             -----------
    Cash and cash equivalents  - end of period                                            $  28,556               $  13,143
                                                                                          ===========             ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                INFOGRAMES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Infogrames Inc. and Subsidiaries (the "Company") have been combined as of December 16, 1999, with those of Infogrames North America, Inc., ("INA"), as a result of a merger (the "Merger") between the Company and INA. The effective date of the Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames Entertainment, S.A. ("IESA"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transitional Report on Form 10-K for the three months ended June 30, 2000 and the Company's Information Statement on Form 14-C dated September 12, 2000.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

NET INCOME (LOSS) PER SHARE

         Basic earnings per share ("EPS") is computed as net earnings divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock-based compensation plans would be anti-dilutive and, therefore, have not been considered in the diluted EPS calculation for the three and nine months ended March 31, 2000 and 2001, respectively.

GOODWILL

         Goodwill is currently amortized using the straight-line method over periods not exceeding 5 years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of goodwill, principally based on forecasts of future undiscounted cash flows of businesses acquired.

MARKETABLE SECURITIES

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



NOTE 2 - MERGER AND ACQUISITIONS

INFOGRAMES NORTH AMERICA MERGER

         On October 2, 2000 the Company completed a merger with INA, a wholly-owned subsidiary of its majority shareholder IESA, ("the "INA Merger"). This transaction was treated as a common control business combination accounted for on an "as-if pooled" basis. The following outlines the transactions consummated by the Company as of October 2, 2000 :

     a) The Company and IESA entered into a distribution agreement, which provides for the distribution by the Company of IESA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay IESA 30% of the gross profit on such products, while retaining 70% of the gross profit for the Company.

     b) All outstanding debt under the Company's revolving credit agreement ("the Credit Agreement") and certain intercompany payables between the Company and IESA were converted into the Company's common stock at $6.40 a share. The balance of the Credit Agreement and certain intercompany payables prior to the merger was approximately $128.6 million which converted to 20,089,224 shares of the Company's common stock. In addition, the Company amended the Credit Agreement with IESA to provide for an aggregate commitment of $50 million with primarily the same terms as the previous facility. The Credit Agreement expires on June 15, 2001.

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

ONE ZERO MEDIA

         On November 4, 1998, the Company acquired One Zero Media, Inc. ("OZM"), an internet entertainment content company, in exchange for approximately 458,000 newly issued shares of the Company's common stock and stock options to purchase approximately 117,000 shares of the Company's common stock. Total consideration of this transaction, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase. On March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. OZM was sold in July 1999 for $5.2 million in cash. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which is recognized in the nine months ended March 31, 2000.


NOTE 3 - INVENTORIES, NET

         Inventories consist of the following:

                                                JUNE 30,          MARCH 31,
                                                  2000              2001
                                              -----------------------------
                                                      (IN THOUSANDS)
             Finished goods                   $  75,247        $  54,322
             Return inventory                     3,249            3,449
             Raw materials                        2,180            1,396
                                              ---------        ---------
                                                 80,676           59,167
             Less: Reserves                      48,101           25,293
                                              ---------        ---------
                                              $  32,575        $  33,874
                                              =========        =========


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

         By Order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment as to the first cause of action and denied the motion as to the second cause. Judgment was thereupon entered March 14, 2000 in the amount of $2.4 million ($1.9 million plus interest accrued), which was affirmed by Order of the Appellate Division, First Department entered June 8, 2000. Motions to the Appellate Division, First Department and to the Court of Appeals for leave to appeal to the Court of Appeals were denied. In January 2001, the Company paid approximately $2.6 million (including accrued interest from date of judgment) satisfying the partial summary judgment.

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

         By Order entered December 19, 2000, the Court separately ruled with respect to each of the Company's counterclaims that the Company cannot seek to recover as a measure of damages any of the royalty advances paid under the software development contract. Subject to this limitation, the Court otherwise sustained the Company's first counterclaim for damages for the undelivered games Into the Shadows and Mudkicker. The Court dismissed the second counterclaim finding that the Company had not shown provable damages other than the $1.5 million in royalty advances paid on Amok and Scorcher which the Court held could not be recovered. The Court also dismissed the third counterclaim for unjust enrichment, which sought to recover the entire $2.5 million in royalty advances paid to Scavenger. The Company is appealing this dismissal only as to the $1 million in royalty advances paid for the undelivered Into the Shadows and Mudkicker.

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

         By Order entered March 1, 2001, the Appellate Division, First Department granted the Company's motion to consolidate for oral argument on the same date in the June Term the three pending appeals from the September 8 Order, the December 19 Order and the January 8 Order. On April 24, 2001, Scavenger served a motion for reargument or renewal in the Supreme Court addressed to the January 8 Order.

Herzog

         In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. The case was returned to the District Court, where it is now pending.

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

McGovern

         On or about September 11, 2000, Jane Bassler and Paul McGovern, as shareholders of the Company, commenced a derivative action on behalf of the Company in Delaware Chancery Court, New Castle County, against IESA, CUSH, and the individual members of the Company's board of directors since November 1999. The action alleges that IESA, as controlling shareholder of the Company and through its nominees on the Company's board, has engaged in certain self-dealing actions. The first cause of action, asserted against certain defendants, alleges breach of fiduciary duty. The second cause of action, asserted against CUSH, alleges aiding and abetting. The third cause of action, asserted against certain defendants, alleges breach of fiduciary duty in order to divest their own investment in the Company on terms beneficial to them. The complaint seeks on behalf of the Company a declaration that the defendants have breached their fiduciary duties to the Company; the imposition of a constructive trust on all profits and gains defendants have received as a result of the wrong alleged; damages in favor of the Company; and attorneys' fees and costs for plaintiffs. On September 19, 2000, Bassler voluntarily dismissed her claim without prejudice. On May 7, 2001 plaintiff McGovern voluntarily dismissed this action without prejudice.

Sanders

         On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15 million in compensatory damages for certain plaintiffs and $5 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. The Company has not yet been served but intends to vigorously defend this action if and when properly served.

         The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions. Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which the management of the Company believes will not be material to the Company's results of operations or financial condition.


CREDIT FACILITIES

         On September 11, 1998, the Company entered into the Credit Agreement as subsequently amended, with First Union National Bank as agent for a syndicate of banks (the "Banks"), expiring on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150,000 shares of the Company's common stock. Of these, warrants to purchase 55,000 shares of the Company's common stock were immediately exercisable, warrants to purchase 50,000 shares of Company's common stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45,000 shares of the Company's common stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

         As of February 15, 2000, IESA entered into an agreement with the Banks, pursuant to which IESA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by IESA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to IESA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and (v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, warrants to purchase 45,000 shares of the Company's common stock, at an exercise price of $0.05 per share, were issued to IESA.

         On June 29, 2000, IESA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and to extend the maturity date to September 30, 2000.

         On June 30, 2000, the Company had outstanding borrowings under the Credit Agreement of approximately $98.5 million and no letters of credit outstanding. Outstanding borrowings under the Credit Agreement are classified as current in the consolidated balance sheet as of June 30, 2000, accrued interest of $2.5 million was recorded but not yet paid under the Credit Agreement as of June 30, 2000.

         In conjunction with the INA Merger, which closed on October 2, 2000, all the amounts outstanding under the Credit Agreement and certain intercompany payables were converted into approximately 20 million shares of the Company's common stock at a price of $6.40 per share. The Company amended the Credit Agreement with IESA (the "New Credit Agreement") to provide for an aggregate commitment of $50.0 million, and to extend the maturity date from September 30, 2000 to December 31, 2000. On December 22, 2000, the Company and IESA amended the New Credit Agreement to extend the maturity date to June 15, 2001. For additional information relating to the INA Merger, see Note 2 Merger and Acquisitions. As of March 31, 2001, the outstanding borrowings under the Credit Agreement were approximately $1.3 million, of which $0.3 million is related to accrued interest. As of March 31, 2001, there are $1.0 million of letters of credit outstanding.

         In connection with the INA Merger, the Company assumed a $35.2 million revolving credit facility with BNP which matures on June 15, 2001. The facility has an interest rate of LIBOR plus 65 basis points per annum for fixed LIBOR loans, payable at maturity or quarterly and at maturity for loans with maturities in excess of 90 days. For floating loans, an interest rate of BNP prime rate minus 1% per annum is charged, payable monthly. The facility fee was $17,500 paid at closing and the commitment fee for the unutilized amount of the facility is 30 basis points per annum payable quarterly in arrears. The financial covenants which have been informally agreed to have been satisfied as of March 31, 2001. As of March 31, 2001, the Company had approximately $34.9 million outstanding borrowings under the BNP Credit Facility of which a nominal portion relates to interest.



LONG-TERM DEBT


Long-term debt consists of the following at March 31, 2001: (in thousands)


5% subordinated convertible note with IESA.................. $   64,703
GAP 0% subordinated convertible notes.......................     39,237
                                                             ----------
                                                               $103,940

The above indebtedness matures in full on December 16, 2004.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                 2000                2001
                                                                                --------           -------
                                                                                        (IN THOUSANDS)
Warrants issued in connection with New Credit
    Agreement, as amended                                                          375                  --
Warrants issued to General Atlantic Partners LLC and acquired by
    Infogrames Entertainment S.A                                                 8,833                  --
Warrants issued in connection with short-term note                                 150                  --
Discount on GAP 0% Subordinated Convertible Notes                               14,351                  --
Conversion of revolving credit facility into shares of the Company's common
    stock by Infogrames Entertainment S.A at $6.40 per share                        --              128,571
Deferred financing costs in connection with long term debt                       4,776                   --
Issuance of stock in exchange for the assets of Infogrames North America            --                  280
Conversion of Infogrames North America related party balances with
    Infogrames Entertainment, S.A                                                   --               51,345
Sale of treasury stock in lieu of partial royalty payment                           --                  600
Common stock issued in lieu of partial royalty payment                           4,208                   --
Cash paid for interest                                                           5,470                5,250
Cash paid for taxes                                                                102                   --


NOTE 6 - RESTRUCTURING RESERVES

         On June 30, 2000, the Company recorded a restructuring reserve of approximately $9.8 million, included in accrued liabilities, as detailed below. In connection with the shutdown of European operations, certain reserves related to inventory and receivables were deemed to be unnecessary in light of actual operating experience. Thus, $2.6 million of such reserves were reversed in the second quarter of Fiscal 2001. On, March 14, 2001, the Company announced and commenced a plan to shutdown its San Jose, California facility and recorded a charge of $2.1 million. This charge consists primarily of severance and related disposal of assets that will no longer be used.

         The following table sets forth activity for the restructuring reserves during the nine months ended March 31, 2001: (IN THOUSANDS)


                              BALANCE                                                  BALANCE
                              JUNE 30,                    CASH                        MARCH 31,
                               2000          CHARGES      PAYMENTS       OTHER          2001
                              --------      --------      --------      --------      --------
Severance                      $ 5,530        $  706      $ (5,361)           --       $   875
Shutdown of European
operations                       4,306            --            --        (2,619)        1,687
Shutdown of San Jose
facility                           --          1,410            --            --         1,410
                               -------       -------      --------      --------       -------
Restructuring reserve          $ 9,836       $ 2,116      $ (5,361)     $ (2,619)      $ 3,972
                               =======       =======      ========      ========       =======

NOTE 7 - GAIN OF SALE OF LINE OF BUSINESS

         On December 1, 2000, the Company entered into a contract to sell all its property in and rights to the Duke Nukem line of business to an outside party. The Company received consideration in the form of common stock of the purchaser valued at $5.5 million at the date of the transaction and a $6.0 million promissory note. The $5.5 million stock value was recognized in operating income during the previous quarter. The Company subsequently sold such stock in January 2001 for approximately $6.2 million. The note is payable upon completion of certain requirements by a independent developer and will be recognized as income at that time. The Company expects the independent developer to fulfill all requirements under this contract during the Company's 2002 fiscal year.


NOTE 8 - OPERATIONS by REPORTABLE SEGMENTS

     The Company has two reportable segments: publishing and distribution. Publishing is comprised of core gaming, leisure and children's publishing. Distribution activities primarily include the sale of third party software products to various mass merchants and other retailers.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The Company's reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, merchandising and marketing strategies.

The following unaudited summary represents the consolidated net revenues by reportable segment for the nine months ended March 31, 2001: (in thousands)

                         Publishing        Distribution        Total
                         ----------        ------------        -----

Net revenues              177,883             59,936          237,819

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, worldwide business and industry conditions, adoption of new hardware systems, product delays, software development requirements and their impact on product launches, company customer relations and other risks and factors detailed, from time to time, in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the factors described on pages 9 through 14 of the Company's Transitional Report on Form 10-K for the three months ended June 30, 2000.

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

         Publishing and distribution of interactive entertainment software are the two major activities of the Company. Publishing is divided into Core Gaming, Leisure and Children's publishing. Because each of these product categories has different associated costs, the Company's margins have depended and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and on the platform published. Furthermore, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. Distribution activities primarily include the sale of third party software products and to the extent that mass merchants require greater proportions of these products, some of which may yield lower margins, the Company's operating results may be negatively impacted.

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    MARCH 31,                      MARCH 31,
                                                        ---------------------------      ---------------------------
                                                            2000             2001            2000            2001
                                                        -----------     -----------      ----------       ----------
Net revenues                                                100.0%           100.0%          100.0%           100.0%
Cost of goods sold                                          143.7             52.2            92.6             41.1
Gross Profit                                                (43.7)            47.8             7.4             58.9
Selling and distribution expenses                            61.5             29.6            45.1             27.9
General and administrative expenses                          59.8             20.4            26.5             21.0
Research and development                                     24.1             15.0            21.0             16.8
Restructuring costs                                           9.2              3.0            14.3              0.9
Merger costs                                                  0.0              0.0             0.0              0.7
Gain on sale of line of business                              0.0              0.0             0.0              2.3
Depreciation and amortization                                20.0              6.3             7.9              5.6
                                                        ----------       ----------      ----------       ----------
    Operating loss                                         (218.2)           (26.6)         (107.4)           (11.7)
Interest expense, net                                         7.2              3.5             6.0              4.7
Other (expense) income                                       (1.4)            (0.1)           (0.2)             0.6
                                                        ----------       ----------      ----------       ----------

Loss before provision for income taxes                     (226.9)           (30.3)         (113.6)           (15.8)
Provision for income taxes                                   38.4             (0.0)           16.2             (0.0)
                                                        ----------       ----------      ----------       ----------
    Net loss from continuing operations                    (265.3)           (30.3)         (129.8)           (15.8)
Loss from discontinued operations                             0.0              0.0            (0.2)             0.0
Gain on early extinguishment of debt                          0.0              0.0             0.7              0.0
                                                        ----------       ----------      ----------       ----------

Net loss                                                   (265.3)           (30.3)         (129.3)           (15.8)
                                                        ==========       ==========      ==========       ==========



         THREE MONTHS ENDED MARCH 31, 2001 VERSUS THE THREE MONTHS ENDED MARCH 31, 2000

         Net revenues for the three months ended March 31, 2001 increased approximately $7.2 million, or 11.3%, to $70.8 million from $63.6 million, as compared to the 2000 period. This increase is attributable to the addition of sales of the former Hasbro Interactive product which are now published through the Company in conjunction with IESA's acquisition of Hasbro Interactive in January 2001. Additionally, the increase is attributable to the continued success of products such as Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation 2.

         Total publishing revenue increased 44.0% to $47.0 million for the three months ended March 31, 2001 from $32.6 million in the comparable 2000 period. Approximately 75.9% of such revenues related to PC product revenues and 24.1% of such revenues related to console games for the three months ended March 31, 2001, as compared to 72.1% and 27.9%, respectively, in the comparable 2000 period. Both the increase in publishing revenue and the increase in PC product sales during the three months ended March 31, 2001 are attributable to the sales of former Hasbro Interactive products such as Roller Coaster Tycoon. These new products contributed approximately $16.3 million in net revenues for the three months ended March 31, 2001 of which 80.0% were PC product related. Additionally, the Company's continued success of console products such as Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation
2. Those products amounted to $7.0 million in net revenue for the three months ended March 31, 2001.

         Cost of goods sold for the three months ended March 31, 2001 decreased approximately $54.4 million, or 59.6%, to $37.0 million from $91.4 million in the comparable 2000 period. Cost of goods sold as a percentage of net revenues decreased to 52.2% for the three months ended March 31, 2001 as compared to 143.7% in the comparable 2000 period. The 2000 period included special charges of $46.7 million to reserve substantially all of the international inventory and a portion of domestic inventory which the Company did not expect to resell. Additionally, the decrease in cost of goods sold as a percentage of net revenues for the three months ended March 31, 2001 is attributable to the Company's reduced emphasis on third party distribution and the increase in PC product sales in the quarter. Typically, third party distribution and console product carry a higher cost of goods as compared to published titles and PC product, respectively.

         Gross profit increased to a profit of $33.8 million for the three months ended March 31, 2001 from a loss of $27.8 million in the comparable 2000 period. This increase is primarily due to increased sales volume and changes in cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of PC product as compared to the percentage of sales of console product. Gross profit may also be impacted from time to time by the percentage of foreign sales, the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of PC product are higher than those on console software (currently, Playstation 2, Playstation 1, Dreamcast, Nintendo 64 and Game Boy Color) as a result of significantly lower PC software product costs. Gross profit as a percentage of net revenues increased to positive 47.8% during the three months ended March 31, 2001 from negative 43.7% in the comparable 2000 period. This increase is due to the Company's reorganization efforts to reduce costs, decrease its distribution business and implement better business processes that have enabled it to manage both internal and channel inventory more efficiently and effectively. Additionally, gross profit as a percentage of net revenues increased due to royalty income on international sales. In the 2000 period, the Company recorded full European sales offset by the cost of goods sold. As part of its reorganization efforts to reduce costs, the Company only receives royalty income on product sold in Europe offset by minor royalty costs.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During the three months ended March 31, 2001, these expenses decreased approximately $18.1 million, or 46.4%, to $21.0 million from $39.1 million in the comparable 2000 period. Selling and distribution expenses as a percentage of net revenues for the three months ended March 31, 2001 decreased to 29.6% as compared to 61.5% in the comparable 2000 period. For the three months ended March 31, 2001, the Company's reorganization efforts reducing its distribution business have led to significant cost reductions. The Company is also realizing the cost savings of outsourcing its distribution function in this period as compared to the prior period where a portion of the Company's distribution function remained in-house. Additionally, the Company has refocused its marketing efforts to reduce costs.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the three months ended March 31, 2001 decreased approximately $23.7 million, or 62.0%, to $14.4 million from $38.1 million in the comparable 2000 period. General and administrative expenses as a percentage of net revenues decreased to 20.4% for the three months ended March 31, 2001 from 59.8% in the comparable 2000 period. The 2000 period included special charges of approximately $16.6 million related to receivable write-offs, senior management severance packages and other costs incurred as a result of the reorganization of operations due to IESA's acquisition of a controlling interest in Infogrames, Inc. Additionally, the Company has further reduced costs in the 2001 period due to internal consolidation and reorganization efforts.

         Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the three months ended March 31, 2001 decreased approximately $4.7 million, or 30.5%, to $10.6 million from $15.3 million in the comparable 2000 period. Research and development expenses, as a percentage of net revenues, decreased to 15.0% for the three months ended March 31, 2001 from 24.1% in the comparable 2000 period. The decrease in research and development expenses for the three months ended March 31, 2001 is primarily due to fewer arrangements with external developers and the strategic use of its existing internal research and development group. Research and development expenses incurred by the Company's internal development studios, which primarily include Humongous, Legend and Reflections, were approximately 40.3% for the three months ended March 31, 2001 as compared 69.6% in the comparable 2000 period.

         The Company incurred restructuring charges of $5.8 million and $2.1 million for the three months ended March 31, 2000 and 2001, respectively. The 2000 charges resulted from the shutdown of European operations, the Company's de-emphasis on its distribution business and the write-down of goodwill related to its value priced division. Effective March 14, 2001, the Company announced and commenced a plan to shutdown its San Jose, California facility, recording a charge of $2.1 million. This charge consists primarily of severance and the disposal of assets that will no longer be used.

         Depreciation and amortization for the three months ended March 31, 2001 decreased approximately $8.2 million, or 64.8%, to $4.5 million from $12.7 million in the comparable 2000 period. This decrease is attributable to the write-off of fixed assets and of all goodwill, other than the goodwill for INA, Legend and Reflections studios, in connection with the Company's reorganization plans in the comparable 2000 period offset by $6.8 million of amortization expense from the INA merger.

         Interest expense, net decreased approximately $2.1 million for the three months ended March 31, 2001 to $2.5 million from $4.6 million in the comparable 2000 period. The decrease in the three months ended March 31, 2001 was attributable to lower borrowings in 2001 as compared to the 2000 period.



         NINE MONTHS ENDED MARCH 31, 2001 VERSUS THE NINE MONTHS ENDED MARCH 31, 2000

         Net revenues for the nine months ended March 31, 2000 decreased $26.9 million or 10.2% from $264.7 million to $237.8 million. This decrease is attributable to the Company's decreased emphasis on third party distribution and its decision to close European operations in conjunction with the purchase by IESA. This decrease was partially offset by an increase attributable to the addition of sales of the former Hasbro Interactive product which are now published through the Company in conjunction with IESA's acquisition of Hasbro Interactive in January 2001 and the continued success of products such as Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation 2.

         Total publishing revenue for the nine months ended March 31, 2001 increased 22.0% to $177.9 million from $145.8 million in the comparable 2000 period. Approximately 61.8% of such revenues related to PC product revenues and 38.2% of such revenues related to console games for the nine months ended March 31, 2001, as compared to 64.6% and 35.4%, respectively, in the comparable 2000 period. Both the increase in publishing revenue and the increase in console product during the nine months ended March 31, 2001 are attributable to the Company's continued success of Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation 2. Those products alone amounted to $53.2 million of net revenues for the nine months ended March 31, 2001. Additionally, publishing revenue increased due to sales of the former Hasbro Interactive products such as Roller Coaster Tycoon which contributed approximately $16.3 million in net revenues for the nine months ended March 31, 2001.

         Cost of goods sold for the nine months ended March 31, 2001 decreased approximately $147.3 million or 60.0% to $97.8 million from $245.1 million from the comparable 2000 period. Cost of goods sold as a percentage of net revenues decreased to 41.1% for nine months ended March 31, 2001, as compared to 92.6% in the comparable 2000 period. The 2000 period included special charges of $51.6 million. These special charges were to reserve substantially all of the international inventory and a portion of domestic inventory which the Company did not expect to resell. Additionally, the decrease in cost of goods sold as a percentage of net revenues for the nine months ended March 31, 2001 is attributable to the Company's reduced emphasis on third party distribution. Typically, third party distribution carries a higher cost of goods as compared to published product.

         Gross profit increased to $140.1 million for the nine months ended March 31, 2001 from $19.6 million in the comparable 2000 period. This increase is primarily due to increased sales volume and changes in cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of PC product as compared to the percentage of sales of console product. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of PC product are higher than those on console software (currently, Playstation 2, Playstation 1, Dreamcast, Nintendo 64 and Game Boy Color) as a result of significantly lower PC software product costs. Gross profit as a percentage of net revenues increased to 58.9% for the nine months ended March 31, 2001 from 7.4% in the comparable 2000 period. This increase is due to the Company's reorganization efforts to reduce costs, decrease its distribution business and implement better business processes that enabled it to manage both internal and channel inventory more efficiently and effectively. Additionally, gross profit as a percentage of net revenues increased due to royalty income on international sales. In the 2000 period, the Company recorded full European sales offset by the cost of goods sold. As part of its reorganization efforts to reduce costs, the Company only receives royalty income on product sold in Europe offset by minor royalty costs.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During the nine months ended March 31, 2001, selling and distribution expenses decreased approximately $52.9 million, or 44.3%, to $66.4 million from $119.3 million in the comparable 2000 period. Selling and distribution expenses as a percentage of net revenues for the nine months ended March 31, 2001 decreased to 27.9% as compared to 45.1% in the comparable 2000 period. For the nine months ended March 31, 2001 the Company's reorganization efforts reducing its distribution business have led to significant cost reductions. The Company is also realizing the cost savings of outsourcing its distribution function in this period as compared to the prior period where a portion of the Company's distribution function remained in-house. Additionally, the Company has refocused its marketing efforts to reduce costs.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the nine months ended March 31, 2001 decreased approximately $20.2 million, or 28.8%, to $49.9 million from $70.1 million in the comparable 2000 period. General and administrative expenses as a percentage of net revenues decreased to 21.0% for the nine months ended March 31, 2001 from 26.5% in the comparable 2000 period. The 2000 period included special charges of approximately $16.6 million related to receivable write-offs, senior management severance packages and other costs incurred as a result of the reorganization of operations due to IESA's acquisition of a controlling interest in Infogrames, Inc. Additionally, the Company has further reduced costs in the 2001 period due to internal consolidation and reorganization efforts. The decrease was offset by an $11.0 million write down of receivables during the current nine month period.

         Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. Research and development expenses for the nine months ended March 31, 2001 decreased approximately $15.6 million, or 28.1%, to $40.0 million from $55.6 million in the comparable 2000 period. Research and development expenses, as a percentage of net revenues, decreased to 16.8% for the nine months ended March 31, 2001 from 21.0% in the comparable 2000 period. The decrease is primarily due to savings from shutting down European operations and the Singletrac Studio as a part of the Company's reorganization plan. During the 2000 period, the Company incurred research and development expenses of $21.4 million from both Europe and Singletrac as compared to only $3.1 million in the nine months ended March 31, 2001. Additionally, this decrease has resulted from more strategic use of existing internal research and development groups and a reduction in contracts with external developers. Research and development expenses of the Company's internal development studios, Humongous, Legend and Reflections, decreased to 41.5% of total research and development expense for the nine months ended March 31, 2001 as compared to 67.7% in the comparable 2000 period.

         The Company incurred restructuring charges of $37.9 million and $2.1 for the nine months ended March 31, 2000 and 2001, respectively. The 2000 period charges resulted from the shutdown of European operations, the Company's de-emphasis on its distribution business and the write-down of goodwill related to its value priced division. Effective March 14, 2001, the Company announced and commenced a plan to shutdown its San Jose, California facility and recorded a charge of $2.1 million. This charge consists primarily of severance and the disposal of assets that will no longer be used.

           The Company incurred expenses of $1.7 million or 0.7% of net revenue related to the merger with INA during the nine months ended March 31, 2001. The costs include various consulting, legal, and accounting fees.

         The Company recorded a gain on sale of line of business for the nine months ended March 31, 2001 of approximately $5.5 million. This is related to the sale of the Duke Nukem franchise as the Company refocuses its catalog from specialized gaming product to mass market gaming product. The Company expects to record an additional $6.0 million gain after an independent developer fulfills an obligation to the purchaser, which is expected to occur in fiscal year 2002.

         Depreciation and amortization for the nine months ended March 31, 2001 decreased approximately $7.6 million, or 36.2%, to $13.4 million from $21.0 million in the comparable 2000 period. This decrease is attributable to the write-off of fixed assets and of all goodwill, other than the goodwill for INA, Legend and Reflections studios, in connection with the Company's reorganization plans in the comparable 2000 period offset by $6.8 million of amortization expense resulting from the INA merger.

         Interest expense, net decreased approximately $4.7 million to $11.2 million from $15.9 million in the comparable 2000 period. The decrease in the nine months ended March 31, 2001 was attributable to lower borrowings in 2001 as compared to 2000.




LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $13.1 million at March 31, 2001 compared to $13.5 million at June 30, 2000. As of March 31, 2001, the Company had a working capital deficit of $46.3 million compared to $191.5 million in working capital deficit at June 30,
2000.

         During the nine months ended March 31, 2001, $48.8 million was provided by financing activities. The Company utilized its borrowings from its credit facilities to fund $44.8 million net cash used in operating activities which resulted from operating losses and reduction in accounts payable for past due accounts.


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

         As of February 15, 2000, IESA entered into an agreement with the Banks, pursuant to which IESA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by IESA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to IESA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and (v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, warrants to purchase 45,000 shares of the Company's common stock, at an exercise price of $0.05 per share, were issued to IESA.

         On June 29, 2000, IESA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and to extend the maturity date to September 30, 2000.

         On June 30, 2000, the Company had outstanding borrowings under the Credit Agreement of approximately $98.5 million and no letters of credit outstanding. Outstanding borrowings under the Credit Agreement are classified as current in the consolidated balance sheet as of June 30, 2000, accrued interest of $2.5 million was recorded but not yet paid under the Credit Agreement as of June 30, 2000.

         In conjunction with the INA Merger, which closed on October 2, 2000, all the amounts outstanding under the Credit Agreement and certain intercompany payables were converted into approximately 20 million shares of the Company's common stock at a price of $6.40 per share. The Company amended the Credit Agreement with IESA (the "New Credit Agreement") to provide for an aggregate commitment of $50.0 million, and to extend the maturity date from September 30, 2000 to December 31, 2000. On December 22, 2000, the Company and IESA amended the New Credit Agreement to extend the maturity date to June 15, 2001. For additional information relating to the INA Merger, see Note 2 Merger and Acquisitions. As of March 31, 2001, the outstanding borrowings under the Credit Agreement were approximately $1.3 million, of which $0.3 million is related to accrued interest. As of March 31, 2001, there are $1.0 million of letters of credit outstanding. As of May 7, 2001, the Company had approximately $3.3 million, of which $0.3 million is related to accrued interest debt under the New Credit Agreement and approximately $0.1 million of letters of credit outstanding.


         In connection with the INA Merger, the Company assumed a $35.2 million revolving credit facility with BNP which matures on June 15, 2001. The facility has an interest rate of LIBOR plus 65 basis points per annum for fixed LIBOR loans, payable at maturity or quarterly and at maturity for loans with maturities in excess of 90 days. For floating loans, an interest rate of BNP prime rate minus 1% per annum is charged, payable monthly. The facility fee was $17,500 paid at closing and the commitment fee for the unutilized amount of the facility is 30 basis points per annum payable quarterly in arrears. The financial covenants which have been informally agreed to have been satisfied as of March 31, 2001. As of March 31, 2001, the Company had approximately $34.9 million outstanding borrowings under the BNP Credit Facility of which a nominal portion relates to interest. As of May 7, 2001 the Company has approximately $35.1 million outstanding under the BNP Credit Facility of which $0.2 million relates to interest.

         The Company believes that existing cash and cash equivalents, together with cash expected to be generated from operations, cash available under the Credit Agreement and the continued financial support as IESA deems necessary will be sufficient to fund the Company's operations and cash flows.


RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires companies to recognize all derivative as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No.133, amended by SFAS No.138 in the first quarter of fiscal year. The adoption of SFAS No.133 did not have a material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No.101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the first quarter of fiscal 2001. The adoption of SAB 101 did not have a material effect on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Due to the global nature of the Company's operations, the Company is subject to the exposures that arise from foreign exchange rate fluctuations. The Company's objective in managing its exposure to foreign currency fluctuations is to minimize net earnings volatility associated with foreign exchange rate changes. The Company may enter into foreign currency forward exchange contracts to hedge foreign currency transactions which are primarily related to certain receivables denominated in foreign currencies. The Company's hedging activities do not subject it to exchange rate risk because gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. The Company has no derivatives activity as of March 31, 2001 and May 7, 2001.

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

         By Order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment as to the first cause of action and denied the motion as to the second cause. Judgment was thereupon entered March 14, 2000 in the amount of $2.4 million ($1.9 million plus interest accrued), which was affirmed by Order of the Appellate Division, First Department entered June 8, 2000. Motions to the Appellate Division, First Department and to the Court of Appeals for leave to appeal to the Court of Appeals were denied. In January 2001, the Company paid approximately $2.6 million (including accrued interest from date of judgment) satisfying the partial summary judgment.

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

         By Order entered December 19, 2000, the Court separately ruled with respect to each of the Company's counterclaims that the Company cannot seek to recover as a measure of damages any of the royalty advances paid under the software development contract. Subject to this limitation, the Court otherwise sustained the Company's first counterclaim for damages for the undelivered games Into the Shadows and Mudkicker. The Court dismissed the second counterclaim finding that the Company had not shown provable damages other than the $1.5 million in royalty advances paid on Amok and Scorcher which the Court held could not be recovered. The Court also dismissed the third counterclaim for unjust enrichment, which sought to recover the entire $2.5 million in royalty advances paid to Scavenger. The

Company is appealing this dismissal only as to the $1 million in royalty advances paid for the undelivered Into the Shadows and Mudkicker.

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

         By Order entered March 1, 2001, the Appellate Division, First Department granted the Company's motion to consolidate for oral argument on the same date in the June Term the three pending appeals from the September 8 Order, the December 19 Order and the January 8 Order. On April 24, 2001, Scavenger served a motion for reargument or renewal in the Supreme Court addressed to the January 8 Order.

Herzog

         In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. By order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. The case was returned to the District Court, where it is now pending.

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

McGovern

         On or about September 11, 2000, Jane Bassler and Paul McGovern, as shareholders of the Company, commenced a derivative action on behalf of the Company in Delaware Chancery Court, New Castle County, against IESA, CUSH, and the individual members of the Company's board of directors since November 1999. The action alleges that IESA, as controlling shareholder of the Company and through its nominees on the Company's board, has engaged in certain self-dealing actions. The first cause of action, asserted against certain defendants, alleges breach of fiduciary duty. The second cause of action, asserted against CUSH, alleges aiding and abetting. The third cause of action, asserted against certain defendants, alleges breach of fiduciary duty in order to divest their own investment in the Company on terms beneficial to them. The complaint seeks on behalf of the Company a declaration that the defendants have breached their fiduciary duties to the Company; the imposition of a constructive trust on all profits and gains defendants have received as a result of the wrong alleged; damages in favor of the Company; and attorneys' fees and costs for plaintiffs. On September 19, 2000, Bassler voluntarily dismissed her claim without prejudice. On May 7, 2001 plaintiff McGovern voluntarily dismissed this action without prejudice.

Sanders

         On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15 million in compensatory damages for certain plaintiffs and $5 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. The Company has not yet been served but intends to vigorously defend this action if and when properly served.

         The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions. Additionally, the Company is involved in various claims and legal actions arising in the ordinary course of business, the ultimate resolution of which the management of the Company believes will not be material to the Company's results of operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         No exhibit is filed or incorporated by reference as part of this report.



         (b) Reports on Form 8-K

         No reports on Form 8-K is filed or incorporated by reference as part of this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                INFOGRAMES, INC.




                                By:      /s/    DAVID J. FREMED
                                         -------------------------
                                         David J. Fremed
                                         Senior Vice President of Finance and
                                         Chief Financial Officer
                                         Date:  May 11, 2001