Form 10-K
period 2001-06-30
INFOGRAMES INC
filed 2001-09-26
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2001              COMMISSION FILE NO. 0-27338

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based on the $4.25 closing sale price of the Common Stock on September 19, 2001 as reported on the Nasdaq National Market, was approximately $33.4 million. As of September 19, 2001, there were 69,524,671 shares of the registrant's Common Stock outstanding.

                                INFOGRAMES, INC.
                    JUNE 30, 2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
FORWARD LOOKING INFORMATION ..........................................................     ii
PART I ...............................................................................      1
   ITEM 1.  Business .................................................................      1
   ITEM 2.  Properties ...............................................................     13
   ITEM 3.  Legal Proceedings ........................................................     14
   ITEM 4.  Submission of Matters to Vote of Security Holders ........................     16
PART II ..............................................................................     17
   ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters ....     17
   ITEM 6.  Selected Financial Data ..................................................     18
   ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations ...............................................................     19
   ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ...............     30
   ITEM 8.  Index to the Financial Statements and Supplementary Data .................     30
   ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure ...............................................................     30
PART III .............................................................................     32
   ITEM 10. Directors and Executive Officers .........................................     32
   ITEM 11. Executive Compensation ...................................................     34
   ITEM 12. Security Ownership of Certain Beneficial Owners and Management ...........     38
   ITEM 13. Certain Relationships and Related Transactions ...........................     40
PART IV ..............................................................................     43
   ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........     43
SIGNATURES ...........................................................................     51
CONSOLIDATED FINANCIAL STATEMENTS ....................................................    F-1

                           FORWARD-LOOKING INFORMATION

         When used in this Annual Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. There can be no assurance that future results will be achieved, and actual results could differ materially from the forecast and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, worldwide business and industry conditions (including consumer buying and retailer ordering patterns), adoption of new hardware systems, product delays, changes in research and development spending, software development requirements and their impact on product launches, Company customer relations, retail acceptance of the Company's published and third-party titles, competitive conditions and other risk factors, including, but not limited to, those discussed in "Risk Factors" below at pages 8 to 13.

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

         Infogrames, Inc. (formerly GT Interactive Software Corp.), a Delaware corporation (the "Company"), develops, publishes, and distributes interactive entertainment for leisure entertainment, gaming enthusiasts and children's markets for a variety of platforms. The Company employs a portfolio approach to achieve a broad base of published products across most major consumer software categories. Since it began operations in February 1993, the Company has experienced rapid growth and its product and customer mix has changed substantially.

         Following the acquisitions of GT Interactive Software Corp., a Delaware corporation, in 1999 and Hasbro Interactive, Inc., a Delaware corporation ("Hasbro Interactive"), in 2001 by its parent company, Infogrames Entertainment S.A., a French corporation ("Infogrames SA"), the Company embarked upon an extensive restructuring and streamlining of its operations in fiscal 2001. These efforts resulted in a reduction of overhead and the establishment of a revised organizational structure, which the Company believes will enhance productivity and generate greater cost efficiencies. Among the most significant changes made during this period was the centralization of the Company's publishing and marketing activities in three locations across the country, each focused on specific gaming genres. The Company believes that its new structure and emphasis on key gaming genres will enable the Company to (i) compete more effectively in the increasingly crowded and challenging interactive gaming industry, and (ii) capitalize on new opportunities arising from the arrival of new console gaming platforms.

         Publishing and distribution of interactive entertainment software are the two major activities of the Company. Publishing is conducted through the Company's three main studios: Santa Monica, California (sports/racing and action/adventure games); Beverly, Massachusetts (kids/family games, racing, and strategy); and Minneapolis, Minnesota (action/adventure games). Because each of these product categories has different associated costs, the Company's margins have depended, and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and on the platform published. Furthermore, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. Distribution activities primarily include the sale of games produced by software publishers which are unrelated to the Company ("Third-Party Products"). To the extent that mass-merchants require greater proportions of these products, some of which may yield lower margins, the Company's operating results may be negatively impacted.

         The worldwide interactive entertainment software market is comprised primarily of software for personal computers (PCs) and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During fiscal 2001, the Company's product mix consisted of 65% PC games, 23% Sony PlayStation games, 6% Sony PlayStation2 games, 3% SEGA Dreamcast games, and 3% Nintendo Game Boy games. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC had an install base of more than 68 million in North America in 2001; that base is projected to increase to more than 102 million by 2004. IDG also reports that PlayStation, currently the most widely distributed gaming console, had an install base of nearly 30 million in North America in 2001; that base is projected to increase incrementally to approximately 32 million in 2004. While PlayStation's growth may slow, growth of the install base for PlayStation2, introduced in North America in 2000, is projected to grow from
7.2 million in 2001 to nearly 34 million in 2004. In addition, as of November 2001, the console market will also include new platforms being introduced by Microsoft and Nintendo, the Xbox and Game Cube, respectively. IDG projects that the Xbox will have a North American install base of approximately 20 million by 2004, while the Game Cube is projected to have a North American install base of 18 million in the same time period. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

         There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for interactive games has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company is determined to achieve balances between internal/third-party development, and licensed product/owned franchises.

         The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is sold through mass-merchants such as Wal-Mart, Kmart and Target, as well as major retailers, including Best Buy, CompUSA, Costco and Babbage's. The Internet and on-line networks also present new distribution channels.

         Sales are recorded net of expected future returns and other allowances. Management continually assesses and reevaluates the rate of returns and price protection based on business conditions and market factors.

                            MERGERS AND ACQUISITIONS

INFOGRAMES NORTH AMERICA MERGER

         On October 2, 2000, the Company completed a merger (the "INA Merger") with Infogrames North America, Inc., a California corporation ("INA"). INA was a wholly-owned subsidiary of Infogrames SA, the Company's majority shareholder. This transaction was treated as a common control business combination accounted for on an "as-if pooled" basis. The following outlines the INA Merger:

      (a) The Company and Infogrames SA entered into a distribution agreement, which provides for the distribution by the Company of Infogrames SA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA 30% of the gross profit on such products, while retaining 70% of the gross profit for the Company.

      (b) The outstanding debt under the Company's revolving credit agreement (the "Credit Agreement") and certain intercompany payables between the Company and Infogrames SA were converted into the Company's common stock at $6.40 per share. The balance of the Credit Agreement and certain intercompany payables owed to Infogrames SA prior to the INA Merger was approximately $128.6 million, which converted to 20,089,224 shares of the Company's common stock. In addition, the Company amended the Credit Agreement with Infogrames SA to provide for an aggregate commitment of $50 million with primarily the same terms as the previous facility. The latest amendment of the Credit Agreement is dated June 7, 2001, which extends the facility to December 31, 2001.

      (c) All warrants held by Infogrames SA and California U.S. Holdings, Inc., a California corporation and a wholly-owned subsidiary of Infogrames SA ("CUSH"), were exercised for an aggregate of 955,000 of the Company's common stock at $0.05 per share.

      (d) The Company assumed a $35.0 million revolving credit facility (the "BNP Credit Facility") with BNP Paribas ("BNP") which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001.

      (e) The Company issued 28,000,000 shares of its common stock to CUSH in exchange for all the outstanding shares of INA held by CUSH. The net assets of INA were valued at approximately $5.1 million as of October 2, 2000.

         For the period from December 16, 1999 through June 30, 2000, the Company was granted the non-exclusive right in the U.S. and Canada to act as the sales agent for INA, for INA's products, pursuant to which the Company received 3% of net receipts for such products. The parties entered into a subsequent agreement for the period from July 1, 2000 to October 2, 2000, pursuant to which the Company received 15% of net receipts for such products. These agreements were terminated upon consummation of the INA Merger.

                                   PUBLISHING

         The Company is currently ranked as the second largest third-party publisher of interactive entertainment in the United States, according to NPD TRSTS Video Games Service. Third-party publishers are companies whose sole business is the development, publishing and distribution of interactive entertainment software. Third-party publishers are distinguishable from first-party publishers (e.g., Sony Computer Entertainment of America, Microsoft Corporation and Nintendo of America) in that the latter produce computer gaming consoles or hardware, as well as entertainment software. The Company's publishing business primarily consists of three publishing studios (Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota), which focus on the Company's core strengths: kids/family games, action/adventure games, and sports/racing games. The Company publishes games for all platforms, including the Sony PlayStation(R) and PlayStation2(R); Nintendo(R) Game Boy(R), Game Boy(R) Advance and Game Cube(R); the Microsoft(R) Xbox(TM); and personal and Macintosh(R) computers. With its emphasis on producing interactive entertainment for a mass entertainment audience, the Company publishes games at various price points, ranging from value-priced titles to premium priced products. Pricing is determined by a variety of factors, including but not limited to: license or franchise property, internal or external development; single or multiple platform development; production values; target audience; and distribution territory.

         The Company defines licensed properties as those titles that it has licensed, for a fee and a finite period of time, from the property owner for the purposes of developing an interactive game (see examples below). Franchises, in the form of characters or games, constitute intellectual property owned and controlled exclusively by the Company (see examples below). Games published by the Company with either licensed or franchise property, are developed either internally or externally. Internal development is conducted at development studios owned and/or managed by the Company for the sole purpose of game development. External development studios are independent studios with which the Company has contracts for the development of specific titles. (See below for more detailed discussion of Internal and External Development Studios.)

SANTA MONICA, CALIFORNIA

         In August 2001, the Company combined and relocated its two offices in California (previously located in San Jose and Woodland Hills) to a new state-of-the-art studio in Santa Monica, California. The centralization of these operations is expected to result in a reduction of costs and expenses associated with research and development, among other variables.

         With an emphasis on action/adventure and racing/sports games, the Santa Monica Studio publishes both internally and externally developed titles. Its proximity to the Hollywood community also gives the Studio an advantageous position in acquiring and overseeing key titles licensed from the Hollywood film and television studios. To date, the Company has licensed film and television properties from: Viacom/Paramount Pictures/CBS/Nickelodeon (Mission: Impossible,
Mission: Impossible 2 and Survivor); Sony Pictures (Men In Black, Godzilla); Canal + (Terminator, Terminator 2); and Warner Bros. (Looney Tunes).

         The line-up of titles published through the Santa Monica Studio also includes titles developed in partnership with leading game developers, including DarkWorks (Alone in the Dark), Epic Games (Unreal Tournament), and Pitbull Syndicate (Test Drive), among others.

         The former Woodland Hills and San Jose operations published a combined 56 new titles in fiscal 2001, representing approximately 41.7% of the Company's publishing revenue for the year. These titles include games for the personal computer, Sony PlayStation and PlayStation2, and SEGA(R) Dreamcast. Additionally, the Studio is currently preparing several titles that will be published on the Microsoft Xbox platform due to debut in November 2001.

BEVERLY, MASSACHUSETTS

         The Company's Beverly Studio focuses on developing and publishing a range of products, from kids' and family-oriented interactive entertainment to racing and strategy games for the more seasoned gamer. The Studio's publishing line-up encompasses those titles previously published under the Hasbro Interactive label, which was acquired in 2000 by the Company's parent company, Infogrames SA. Those titles include an array of valuable assets, including Roller Coaster Tycoon(R) (more than 3 million units sold to date), Monopoly(R) (more than 4 million units sold to date), and Civilization(TM) (more than 2 million units sold to date), among many others.

         In addition, the Beverly Studio publishes the award-winning and critically acclaimed children's edutainment titles developed by the Company's Humongous Entertainment division. These titles include internally developed properties such as Freddi Fish(TM), Pajama Sam(R), Putt Putt(R), and the Backyard Sports(TM) series of games, as well as licensed products such as Nickelodeon's Blue's Clues(TM).

         Completing the Beverly Studio's publishing line-up are titles developed in partnership with leading game developers, including Firaxis (Civilization), Stunt Puppy Entertainment (*NSYNC Hotline Fantasy Phone & CD-ROM Game), and Quicksilver (Master of Orion III), among others.

         The Beverly Studio published 67 titles in fiscal 2001, representing approximately 20.5% of the Company's publishing revenue for the year. While the Studio publishes games for all platforms, the majority of its games are for the personal computer, which is the platform best suited to games for younger players. Given the broad household penetration of the personal computer (see discussion above), the Company believes this legacy platform remains a viable and healthy business.

         Among the key franchises published by the Beverly Studio are the Backyard Sports series, Freddi Fish, Pajama Sam, Putt Putt, and Spy Fox. Key licenses published by this Studio include Monopoly, Tonka, Blue's Clues, Scrabble, Jeopardy and Wheel of Fortune, among others.

MINNEAPOLIS, MINNESOTA

         The Company's Studio in Minneapolis, Minnesota, publishes games focusing primarily on action/adventure games for the casual gamer. Given the nature of these games and their broad audience appeal, the majority of the Studio's line-up is published for the personal computer and the Macintosh computer. Some exceptions include the licensed title Dragon Ball Z: Legacy of Goku, which is scheduled to be published in 2002 on the Game Boy Advance and the PlayStation2, and World of Outlaws: Sprint Cars 2002 for PlayStation2, among others. These titles mark the Studio's first steps toward extending its reach to include the console market.

         Titles published by the Minneapolis Studio include hunting and outdoor adventure games, such as the Deer Hunter(R) franchise, which has sold more than 2 million units to date, racing titles such as the Harley-Davidson(R) license, and strategy/adventure games such as the upcoming Survivor(TM) licensed game. In addition, the Studio's MacSoft is the industry's leading publisher of entertainment software for the Macintosh computer, focusing primarily on strategy and adventure games. The Minneapolis Studio also publishes titles developed by external development studios.

         The Minneapolis Studio published 34 titles in fiscal 2001, representing 10.5% of the Company's publishing revenue for the year. Among the key franchises published by the Minneapolis Studio are Deer Hunter and Beach Head. Key licenses published by this Studio include Harley-Davidson, Survivor, and World of Outlaws, among others.

INTERNAL DEVELOPMENT STUDIOS

         In addition to its three central Studios, which publish, market and distribute the Company's games, the Company owns and manages several studios that focus solely on game development. Titles from these locations range in genre and are published for various audiences playing on the full array of gaming platforms.

         Humongous Entertainment. Seattle-based Humongous Entertainment ("Humongous") develops some of the most successful children's franchises in the industry. To date, its Freddi Fish and Putt Putt franchises have sold more than 3 million units each, and its Backyard Sports series has sold in excess of 2 million units. In June 2001, the Company restructured Humongous to focus primarily on the development of new installments for the Backyard Sports series. In addition, Humongous will adapt its character franchises to be published for next-generation consoles.

         Reflections. Reflections Interactive Limited ("Reflections"), based in Newcastle, England, was the developer of the Company's hit Driver franchise which has sold more than 5 million units to date. Reflections is developing the Company's upcoming Stuntman, which is slated to be published in 2002 for the PlayStation2.

         Legend Entertainment. Based in Chantilly, Virginia, Legend Entertainment Company ("Legend"), is the Studio behind Unreal and Unreal 2.

RELATED PARTY

         Paradigm. On behalf of Infogrames SA, the Company manages Dallas-based Paradigm Entertainment, Inc., a Texas corporation ("Paradigm"), which Infogrames SA acquired in 2000. The Studio behind the successful Pilot Wings game, Paradigm is currently developing three upcoming titles for the Company: Mission:
Impossible II, Terminator and MX Rider, all of which are scheduled to be published in fiscal 2002.

EXTERNAL DEVELOPMENT STUDIOS

         Since its inception, the Company has established publishing relationships with various independent developers. These developers include:
Angel Studios (TransWorld Surf); Deep Red (Monopoly Tycoon); Epic (Unreal Tournament); Firaxis (Civilization); Oddworld Inhabitants, Inc. (Abe's Oddysee and Abe's Exoddus); and Rainbow Studios (Splashdown), among others.

         Acquired titles are marketed under the Company's name, as well as the name of the original developer. The agreements with third-party developers provide the Company with exclusive publishing and distribution rights for a specific period of time for specified platforms and territories. Those agreements may grant the Company the right to publish sequels, enhancements and add-ons to the product originally being developed and produced by the developer. In consideration for its services, the developer receives a royalty based on sales of the product that it has developed. A portion of this royalty may be prepaid, with payments tied to the completion of detailed performance milestones.

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

                                  DISTRIBUTION

         The Company's strength in distribution in North America, as well as its distribution presence in Europe through Infogrames SA, ensures access to valuable shelf space for its published products. The Company believes that it is one of the few software publishers that sells directly to substantially all of the major retailers of computer software in the U.S. and that it is the largest distributor of computer software to mass merchants in the U.S. The Company supplies consumer software (including its own and Third-Party Products) to approximately 2,600 Wal-Mart stores, approximately 2,100 Kmart stores and approximately 1,000 Target stores.

         The Company also distributes Third-Party Products to other major retailers in the U.S. (including Office Depot, Best Buy, CompUSA, Sam's Club, Babbage's/Gamestop, Electronics Boutique, Costco, Toys R Us, Staples, Blockbuster, and many other retailers and resellers of computer software and video games) and in Canada. The Company values its distribution relationships with these major retailers because they also allow the Company to more readily sell its own, higher margin software to them.

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

         Fulfillment. Historically, the Company's warehouse operations provided fulfillment services within North America to the Company and third-party developers. Such services included physical receipt and storage of inventory and its distribution to the mass market and other retailers. After evaluating the costs associated with the fulfillment function, including, among other things, the costs of projected future investments in plants and technology, the Company decided to outsource its warehouse and manufacturing operations in July 1999.

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

GEOGRAPHY

         In connection with its restructuring and reorganization, the Company has decided to concentrate its efforts in North America. Because of Infogrames SA's strong European presence, the Company has entered into an agreement with Infogrames SA to provide distribution of the Company's products in Europe pursuant to which the Company is entitled to receive 30% of the gross profit on such products. Furthermore, because of Infogrames SA's strong European presence, effective December 1, 1999, the Company began the process of closing its European Operations, which was completed in July 2000. The Company believes that Infogrames SA's strong presence in Europe will provide effective distribution in Europe of the Company's titles while allowing the Company to focus its efforts in North America. The Company continues to maintain an office in Australia, the results of operations of which are consolidated in the results of operations of the Company. For additional information regarding the Company's international business, see Consolidated Financial Statements.

SALES AND MARKETING

         The Company utilizes a wide range of sales and marketing techniques to promote sales of its products including (i) in-store promotions utilizing display towers and endcaps, (ii) advertising in computer and general consumer publications, (iii) on-line marketing, (iv) direct mailings, (v) television advertising, (vi) radio advertising, (vii) guerilla or underground marketing techniques (i.e., the Company places marketing materials in locations that are relevant to targeted groups of consumers), (viii) viral marketing techniques (i.e., marketing techniques which use consumers to "pass along" the Company's messages to other targeted groups of consumers), and (ix) cross promotions with third parties. The Company monitors and measures the effectiveness of its marketing strategies throughout the product life cycle. Historically, the Company has devoted a substantial amount of its marketing resources to its core gaming published products and intends to do so in the future. The Company believes that such marketing is essential for cultivating product successes and brand-name loyalty.

         The Company's marketing programs have expanded along with the Company's publishing business, with an emphasis in three areas: (i) launching new products, (ii) raising the public's awareness of new brands and franchises, and
(iii) extending the life of existing products and properties to the greatest degree possible. The Company may begin to develop an integrated marketing program for a product more than a year in advance of its release. This integrated marketing approach may include extensive press contacts, development of point-of-purchase displays, print and television advertising, Internet promotion, press events and a global synchronized launch.

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

         In fiscal year 1999, the Company consolidated its three North American sales organizations into a single sales organization in order to improve the efficiency of its sales effort. Currently, the Company has 14 customer sales representatives who serve as the primary contacts with the Company's largest 25 customers. In addition, the Company has five product line specific divisional sales representatives who work with the Company's customer sales representatives and their customers to help provide leadership and direction to the Company's selling efforts on each of the product lines.

         In connection with the Company's restructuring and reorganization, for the period from December 16, 1999 through June 30, 2000, the Company was granted the non-exclusive right in the U.S. and Canada to act as the sales agent for INA, for INA's products, pursuant to which the Company received 3% of net receipts for such products. The parties entered into a subsequent agreement for the period from July 1, 2000 to October 2, 2000, pursuant to which the Company received 15% of net receipts for such products. These agreements were terminated upon consummation of the INA Merger.

         In February 2001, through Infogrames SA's acquisition of Hasbro Interactive, Inc., Atari Interactive, Inc. and Games.com, Inc., each a Delaware corporation (collectively, "Hasbro"), and all theirs assets, properties and licenses, the Company acquired the licenses and distribution rights for all video games developed by Hasbro and began actively selling, distributing and managing Hasbro's video games in the North American marketplace.

HARDWARE LICENSES

         The Company currently develops software for use with Sony PlayStation and PlayStation2, Nintendo N64, Game Cube, Gameboy and Gameboy Advance, Microsoft Xbox and Sega Dreamcast and other video game consoles pursuant to licensing agreements with each of the respective hardware developers. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each hardware licensor. Each license also requires that the Company pay the hardware licensor a per-unit license fee from product produced.

         The Company currently is not required to obtain any license for the development and distribution of PC CD-ROMs. Accordingly, the Company's per-unit manufacturing cost for PC-CD products is less than the per-unit manufacturing cost for console products.

OPERATIONS

         Since July 1999, the Company has been outsourcing its warehouse operations in the U.S. to Arnold Logistics. The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers. In connection with the outsourcing agreement, the Company discontinued the use of its Edison, New Jersey, facilities for warehouse operations and terminated the employment of approximately 525 employees who performed related services for the Company.

         The Company's CD-ROM disk duplication and the printing of user manuals and packaging materials are performed to the Company's specifications by outside sources. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects. There is some concentration for the supply of the Company's publishing needs, but a number of other outside vendors are also available as sources for these manufacturing and replication services.

         Sony and Nintendo manufacture the Company's products that are compatible with their respective video game consoles, as well as the manuals and packaging for such products, and ship finished products to the Company for distribution. Sony PlayStation products consist of proprietary format CD-ROMs and are typically delivered to the Company by Sony within a relatively short lead time. Manufacturers of Nintendo and other video game cartridges typically deliver software to the Company within 45 to 60 days after receipt of a purchase order. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products. However, a shortage of components or other factors beyond the Company's control could impair the ability of the Company to bring its products to market in a timely manner and, accordingly, could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Because Some Hardware Licensors Have Significant Control Over the Company's Products, There May Be Material Delays or Increases in the Cost of Manufacturing Those Products."

EMPLOYEES

         As of end of fiscal year 2001, the Company has 583 employees domestically, with 168 in administration and finance, 75 in sales, 92 in marketing and 248 in product development. The Company has operations in New York, New York; Beverly, Massachusetts; Minneapolis, Minnesota; Seattle, Washington; Sunnyvale, California; and Santa Monica, California. Except for Reflections studio located in United Kingdom, which has 87 employees, the Company ceased all other European operations in July 2000 and, consequently, the Company no longer has any other employees internationally.

         In July of 1999, the Company began outsourcing all of its distribution and manufacturing operations and, by early 2000, the Company closed its distribution and manufacturing facilities in Edison, New Jersey. As a result of such functions being outsourced, the Company no longer has a relationship with Local 734 of the Laborers International Union of North America of the AFL-CIO nor does it have a relationship with any other labor unions in the U.S.

COMPETITION

         The interactive entertainment software publishing industry is intensely competitive, and relatively few products achieve market acceptance. The availability of significant financial resources has become a major competitive factor in the industry primarily as a result of the increasing development, acquisition, production and marketing budgets required to publish quality titles. The Company competes with other third-party publishers of interactive entertainment software, including Electronic Arts Inc., THQ, Inc., Activision, Inc., Take Two Interactive, Inc., and SEGA Corporation, among others. In addition, the Company competes with first-party publishers such as SONY Computer Entertainment, Nintendo of America, and Microsoft Corporation. Furthermore, some large media companies and film studios are increasing their focus on the interactive entertainment software market and may become significant competitors of the Company. See "Risk Factors -- Significant Competition In Our Industry Could Adversely Affect Our Business."

         Infogrames SA has granted the Company a non-exclusive, royalty-free license to use the name "Infogrames", which license may not be canceled on less than one-year's notice unless the Company breaches its obligations under the license. Management believes that a number of factors provide the Company with competitive opportunities in the industry, including its extensive catalogue of multi-platform products, strength in the mass-market, and strong sales forces in North America and, through Infogrames SA, in Europe and Australia. The Company believes that solid franchises such as Driver and Civilization, and attractive licenses such as Survivor, Harley Davidson, Mission: Impossible and Looney Tunes, as well as its base of productive publishing assets, provide the Company with a competitive angle to market its products.

                                  RISK FACTORS

         This Risk Factors section is written to be responsive to the Securities and Exchange Commission's (the "SEC") "Plain English" guidelines. In this section, the words "we," "our," "ours" and "us" refer only to the Company and its subsidiaries and not any other person.

         Set forth below and elsewhere in this Form 10-K and in other documents we file with the SEC are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K. See "Forward-Looking Information" above.

         INFOGRAMES SA CONTROLS THE COMPANY AND COULD PREVENT AN ACQUISITION FAVORABLE TO OUR OTHER STOCKHOLDERS. Infogrames SA beneficially owns approximately 89% of our common stock, which gives it sufficient voting power to prevent any unsolicited acquisition of the Company, including an acquisition favorable to our other stockholders. Infogrames SA and its affiliates have sufficient voting power to control any merger, consolidation or sale of all or substantially all of our assets and to elect members of the Board of Directors. Two of the eight members of the Board are employees of Infogrames SA or its affiliates, not including the Company.

         OUR SUCCESS DEPENDS ON INFOGRAMES SA'S SUCCESS AND WILLINGNESS TO CONTINUE TO SUPPORT THE COMPANY. The Company depends upon Infogrames SA for its senior executives, financial funding and distribution of its products in Europe. The success of the Company is dependent upon Infogrames SA's success and its willingness to continue to support the Company. Management believes that the Company's ability to operate on a stand-alone basis may be limited. Although the Company is exploring various strategic alternatives, there can be no assurance that any such transactions will be consummated, or that if consummated any such transactions will improve the Company's business, operating results or financial condition.

         WE WILL NEED ADDITIONAL FINANCING. Since its acquisition of a majority stake in the Company, Infogrames SA has to date provided financing to the Company, although there can be no assurance that it will continue to do so. Management believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations, cash available under the Credit Agreement (which expires on December 31, 2001) and continued financial support from Infogrames SA, will be sufficient to fund the Company's operations and cash flows throughout fiscal year 2002. While management believes that replacement funding will be available from Infogrames SA or other sources, there can be no assurance that future financing will be available on favorable terms, if at all.

         THE LOSS OF WAL-MART, TARGET OR KMART AS KEY CUSTOMERS COULD NEGATIVELY AFFECT OUR BUSINESS. Our sales to Wal-Mart, Kmart and Target accounted for approximately 22%, 9% and 7%, respectively, of net revenues for the fiscal year ended June 30, 2001. Our gross accounts receivable from Wal-Mart, Target and Kmart were approximately $19.9 million, $16.4 million and $6.5 million, respectively, as of June 30, 2001. Our business, operating results and financial condition would be adversely affected if: (i) we lost Wal-Mart, Target or Kmart as a customer, (ii) we began shipping fewer products to Wal-Mart, Target or Kmart, (iii) we were unable to collect receivables from Wal-Mart, Target or Kmart, or (iv) we experienced any other adverse change in our relationship with Wal-Mart, Target or Kmart. We do not have any written agreements or understandings with Wal-Mart, Target or Kmart. Consequently, our relationship with Wal-Mart, Target or Kmart could end at any time. We cannot assure that Wal-Mart, Target and Kmart will continue to use us as a major supplier of consumer software, or at all. During 1999, 2000 and 2001, Wal-Mart has continued, and can be expected to continue, to buy software directly from other publishers, rather than purchasing software through the Company. These direct purchases could significantly reduce our sales to Wal-Mart.

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

         WE MAY BE UNABLE TO DEVELOP, MARKET AND PUBLISH NEW PRODUCTS IF WE ARE UNABLE TO SECURE OR MAINTAIN RELATIONSHIPS WITH INDEPENDENT SOFTWARE DEVELOPERS. Although we have substantially increased our internal software capabilities over the last five years, we are still dependent, to a meaningful degree, upon independent software developers. Consequently, our success depends in part on our continued ability to obtain or renew product development agreements with independent software developers. However, we cannot assure that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure that we will be able to obtain the rights to sequels of successful products which were originally developed by independent software developers for the Company. In addition, many of our competitors have greater access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent software developers to enter into publishing agreements with us. Our agreements with independent software developers are easily terminable, often without notice, if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches its agreement and fails to cure that breach within a designated time frame. In addition, many independent software developers have limited financial resources. Many are small companies with a few key individuals without whom a project may be difficult or impossible to complete. Consequently, we are exposed to the risk that these developers will go out of business before completing a project, or simply cease work on a project, for which we have hired them.

         COMPETITION FOR INDEPENDENT SOFTWARE DEVELOPERS IS INTENSE AND MAY PREVENT US FROM SECURING OR MAINTAINING RELATIONSHIPS WITH INDEPENDENT SOFTWARE DEVELOPERS. We may be unable to secure or maintain relationships with independent software developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, or other selling advantages. Even if these independent software developers have developed products for us in the past, we cannot assure that they will continue to develop products for us in the future. In fact, we have in the past worked with independent software developers who later entered into agreements with our competitors because of our competitors' ability or willingness to pay higher royalty rates or advances.

         FLUCTUATIONS IN OUR QUARTERLY NET REVENUES AND OPERATING RESULTS MAY RESULT IN REDUCED PROFITABILITY AND LEAD TO REDUCED PRICES FOR OUR STOCK. Our quarterly net revenues and operating results have varied in the past and can be expected to vary in the future. As a result, we cannot assure that we will be consistently profitable on a quarterly or annual basis. If our operating results in any future quarter fall below the expectations of market analysts or investors, the price of our Common Stock will likely decrease. Our business has experienced, and is expected to continue to experience, significant seasonality. Typically, our net sales are significantly higher during the fourth calendar quarter because of increased consumer demand during the year-end holiday season. In other calendar quarters, our net revenues may be lower and vary significantly.

         OUR REVENUE GROWTH AND COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO ANTICIPATE AND ADAPT TO RAPIDLY CHANGING TECHNOLOGY. The consumer software industry is characterized by rapidly changing technology. The introduction of new technologies, including new technologies that support multi-player games and new media formats such as on-line delivery and digital video disks (DVDs), could render our previously released products obsolete or unmarketable. We must continually anticipate the emergence of, and adapt our products to, new technologies and systems. In addition, the development cycle for products designed to operate on new systems can be significantly longer than our current development cycles. When we choose to publish or develop a product for a new system, we may need to make a substantial development investment one or two years in advance of when we actually ship products for that system. If we develop products for a new system that is ultimately unpopular, our revenues from that product may be less than expected and we may not be able to recoup our investment. Conversely, if we choose not to publish products for a new system that is ultimately popular, our revenue growth and competitive position may be adversely affected. While 32- and 64-bit game systems, such as Sony PlayStation 1 and Nintendo 64, continue to be popular and their installed base has reached significant levels in the U.S. and worldwide, new systems such as Microsoft's Xbox are being developed. For example, Sony introduced the PlayStation 2, a 128-bit system that incorporates DVD technology, in Japan in March 2000 and introduced it to overseas markets in fall of 2000. If successfully developed, these new systems would require us to reassess our commitment to 32- and 64-bit game systems or any new systems which are introduced.

         BECAUSE SOME HARDWARE LICENSORS HAVE SIGNIFICANT CONTROL OVER THE COMPANY'S PRODUCTS, THERE MAY BE MATERIAL DELAYS OR INCREASES IN THE COST OF MANUFACTURING THOSE PRODUCTS. We are required to obtain a license to develop and distribute software for each of the video game systems for which we develop products. We currently have licenses from Sony to develop products for the Sony PlayStation 1 and PlayStation 2, from Nintendo to develop products for Nintendo 64 and Gamecube, and from Sega to develop products for Dreamcast. We recently obtained licenses from Microsoft Corporation to develop products for the Xbox. Our contracts with these manufacturers often grant them significant control over the manufacturing of the Company products. For example, we are obligated to submit new games to Sony, Nintendo or Microsoft for approval prior to development and/or manufacture. In some circumstances, this could adversely affect the Company by: (i) leaving the Company unable to have its products manufactured and shipped to customers, (ii) increasing manufacturing lead times and expense to us over the lead times and costs we could achieve independently,
(iii) delaying the manufacture and, in turn, the shipment of products, and (iv) requiring the Company to take significant risks in prepaying for and holding its inventory of products. These factors could materially and adversely affect our business, operating results and financial condition.

         THE LOSS OF OUR SENIOR MANAGEMENT AND SKILLED PERSONNEL COULD NEGATIVELY AFFECT OUR BUSINESS. Our success will depend to a significant degree upon the performance and contribution of our senior management team and upon our ability to attract, motivate and retain highly qualified employees with technical, management, marketing, sales, product development and other creative skills. In the computer software industry, competition for highly skilled and creative employees is intense and costly. We expect this competition to continue for the foreseeable future, and we may experience increased costs in order to attract and retain skilled employees. We cannot assure that we will be successful in attracting and retaining skilled personnel. Our business, operating results and financial condition could be materially and adversely affected if we lost the services of senior employees or if we failed to replace other employees who leave or to attract additional qualified employees.

         SIGNIFICANT COMPETITION IN OUR INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS. The market for our products is highly competitive and relatively few products achieve significant market acceptance. Currently, we compete primarily with other publishers of interactive entertainment software for both personal computers and video game consoles. Our competitors include Electronic Arts Inc., THQ, Inc., Activision, Inc., Take Two Interactive, Inc., and SEGA Corporation, among others. In addition, some large software companies (including SONY Computer Entertainment, Nintendo of America, and Microsoft Corporation), media companies and film studios, such as Walt Disney Company, are increasing their focus on the interactive entertainment and "edutainment" software market and may become significant competitors of the Company. As compared to the Company, many of our current and future competitors may have significantly greater financial, technical and marketing resources than we do. As a result, these current and future competitors may be able to: (i) respond more quickly to new or emerging technologies or changes in customer preferences, (ii) carry larger inventories,
(iii) undertake more extensive marketing campaigns, (iv) adopt more aggressive pricing policies, and (v) make higher offers or guarantees to software developers and licensors than the Company. We may not have the resources required for us to respond effectively to market or technological changes or to compete successfully with current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition. We cannot assure that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

         REVENUES FROM OUR DISTRIBUTION BUSINESS MAY DECLINE AS COMPETITION INCREASES AND INTERNET TECHNOLOGY IMPROVES. During the fiscal year ended June 30, 2001, revenues from our distribution business were approximately 25% of net revenues. Recently, several of our customers have begun to purchase directly from software publishers rather than purchasing software through the Company. New video game systems and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition. In addition, revenues from our distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products or order products directly from publishers or from unauthorized or illegal sources over the Internet.

         REVENUES FROM OUR DISTRIBUTION BUSINESS MAY DECLINE IF THE THIRD-PARTY PRODUCTS WHICH WE DISTRIBUTE FOR OTHER COMPANIES BECOME UNAVAILABLE TO US. As part of our distribution program, we provide our mass merchant customers with a wide variety of titles. To achieve this product mix, we must supplement the distribution of our own published products with Third-Party Products, including products published by our competitors. We cannot assure that these competitors will continue to provide us with their products for distribution to our mass merchant customers. Our inability to obtain software titles developed or published by our competitors, coupled with our inability to obtain these titles from other distributors, could have a material adverse effect on our relationships with our mass merchant customers and our ability to obtain shelf space for our own products. This, in turn, could have a material adverse effect on our business, operating results and financial condition.

         WE MAY FACE INCREASED COMPETITION AND DOWNWARD PRICE PRESSURE IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. Our success is heavily dependent upon our confidential and proprietary intellectual property. We sell a significant portion of our published software under licenses from independent software developers and, in these cases, we do not acquire the copyrights for the underlying work. We rely primarily on a combination of confidentiality and non-disclosure agreements, patent, copyright, trademark and trade secret laws, as well as other proprietary rights laws and legal methods, to protect our proprietary rights and the rights of our developers. However, current U.S. and international laws afford us only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or obtain and use information that we regard as proprietary. Software piracy is a persistent problem in the computer software industry. Policing unauthorized use of our products is extremely difficult because consumer software can be easily duplicated and disseminated. Furthermore, the laws of some foreign countries may not protect our proprietary rights to as great an extent as U.S. law. Software piracy is a particularly acute problem in some international markets such as South America, the Middle East, the Pacific Rim and the Far East. Our business, operating results and financial condition could be materially and adversely affected if a significant amount of unauthorized copying of our products were to occur. We cannot assure that our attempts to protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competitive products.

         WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS WHICH WOULD BE COSTLY TO RESOLVE. As the number of available software products increases, and their functionality overlaps, software developers and publishers may increasingly become subject to infringement claims. We are not aware that any of our products infringe on the proprietary rights of third parties. However, we cannot assure that third parties will not assert infringement claims against the Company in the future with respect to current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. We have also initiated litigation to assert our intellectual property rights. Whether brought by or against the Company, these claims can be time consuming, result in costly litigation and divert management's attention from the day-to-day operations of the Company, which can have a material adverse effect on our business, operating results and financial condition.

         WE MAY BE AT A COMPETITIVE DISADVANTAGE IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY. To take advantage of Internet opportunities, we have, and will continue to: (i) expand our World Wide Web sites and the development of our Internet infrastructure and capabilities, (ii) expand our electronic distribution capabilities, (iii) incorporate on-line functionality into existing products, and (iv) develop and invest in new Internet-based businesses and products, including multi-player entertainment products. Implementing our Internet strategy has been costly. We have incurred, and expect to incur, significant additional costs in connection with these efforts. These costs include those associated with the acquisition and maintenance of hardware and software necessary to permit on-line commerce and multi-player games, as well as the related maintenance of our website and personnel. Although we believe these platforms and technologies are an integral part of our business, we cannot assure that our Internet strategy will be successful or that we will be able to recoup the cost of our investment.

         WE ARE CURRENTLY IN LITIGATION WHICH COULD BE COSTLY IF WE LOSE. As described under Item 3, "Legal Proceedings," the Company is currently a defendant, or subject to counterclaims, in a number of lawsuits. In all of these lawsuits, we believe that the plaintiffs' complaints are without merit. Although we intend to defend ourselves vigorously against these actions, doing so is costly and time consuming and may divert management's attention from our day-to-day operations. In addition, we cannot assure that these actions will be ultimately resolved in our favor or that an adverse outcome will not have a material adverse effect on our business, operating results and financial condition.

         IF ACTUAL RETURNS EXCEED OUR RETURN RESERVE, OUR BUSINESS MAY BE NEGATIVELY AFFECTED. To cover returns, we establish a return reserve at the time we ship our products. We estimate the potential for future returns based on historical return rates, seasonality of sales, retailer inventories of our products, and other factors. While we are able to recover the majority of our costs when Third-Party Products are returned, we bear the full financial risk when our own products are returned. In addition, the license fees we pay Sony and Nintendo are non-refundable and we cannot recover these fees when our console products are returned. Although we believe we maintain adequate reserves with respect to product returns, we cannot assure that actual returns will not exceed reserves, which could adversely affect our business, operating results and financial condition.

         WE CANNOT PREDICT THE IMPACT OF RECENT AMENDMENT TO THE NASDAQ STOCK MARKET MARKETPLACE RULES. Effective June 29, 2001, the SEC approved certain amendments to Nasdaq Stock Market's ("Nasdaq") Marketplace Rules pertaining to Nasdaq's continued listing quantitative standards. Among other things, the amendments replace the minimum net tangible asset standard with a minimum equity standard and provide that the Company can continue to qualify for continued listing under either standard until November 1, 2002, when it must achieve compliance with the new applicable equity standard. In the event that the Company fails to comply with the minimum equity standard by the November 1, 2002 deadline, the Company may be listed under Nasdaq's SmallCap Market. We cannot predict whether the Company will satisfy the minimum equity standard by this deadline.

ITEM 2.  PROPERTIES

         New York. The Company's principal administrative, sales and development facilities are located in approximately 90,000 square feet of space at 417 Fifth Avenue in New York City under a lease expiring in December 2006, which commenced in December 1996. The Company subleased 30,000 square feet of this space beginning on April 1, 2000.

         California. As a result of the INA Merger, the Company assumed responsibility for a lease for approximately 44,400 square feet of office space in San Jose, California, which was terminated in July 2001. The Company also assumed two leases totaling approximately 11,500 square feet of office space in Woodland Hills, California, both which expire in October 2003. The Company has a lease for approximately 15,000 square feet of office space in Sunnyvale, California, which expires in June 2004. The Company has a lease for approximately 17,400 square feet of office space in Santa Monica, California, which expires in May 2006. The Company maintained an office in San Francisco, California, under a lease which expired in December 2000.

         Washington. The Company leases approximately 65,500 square feet of office space in Bothell, Washington, under a lease which expires in May 2008. This office space is occupied by Humongous Entertainment, a division of the Company (formerly known as Humongous Entertainment, Inc., a wholly-owned subsidiary of the Company). In November 2000, the Company terminated a second lease in Bothell, Washington, for 17,800 square feet which held the Company's technical support operation.

         Minnesota. The Company leases 23,400 square feet of office space in Plymouth, Minnesota, under a lease which expires in February 2003. This office space is occupied by WizardWorks Group, a division of the Company (formerly known as WizardWorks Group, Inc., a wholly-owned subsidiary of the Company).

         Other States in the U.S. In Scottsdale, Arizona, the Company leases a 25,000 square feet of office space under a lease which expires in March 2006. This lease has been sublet for the remaining term thereof.

         The Company maintained three leases in Salt Lake City, Utah, for sites totaling approximately 27,100 square feet. These leases expired in June 2000, January 2001 and March 2001.

         The Company maintains a development studio in Chantilly, Virginia, for approximately 10,500 square feet pursuant to a lease which terminates in January 2002. This space is occupied by Legend Entertainment, a division of the Company (formerly known as Legend Entertainment, LLC., a wholly-owned subsidiary of the Company).

         Europe. In connection with certain acquisitions which the Company entered into, the Company assumed leases for certain of its internal development studios totaling approximately 76,000 square feet with lease expiration dates from June 2000 through September 2010. These properties are located in England, the Netherlands, Germany and France. The Netherlands lease was transferred to Cryo Interactive Entertainment when it purchased Home Software Benelux B.V from the Company in May 2000. Further, during the fiscal year ended June 30, 2001, the lease for the premises in France was transferred to Infogrames SA, and the leases for two sites in Germany have been terminated. The Company still maintains a lease, which expires in September 2010, for one of its internal studios, Reflections, in Gateshead Tyne and Wear, United Kingdom.

         The Company had maintained, under two leases, two facilities in London, England totaling approximately 19,200 square feet, from which it conducted a substantial portion of its European operations. One lease expired in December 2000 and the other lease will expire in March 2012, which was eventually assigned to Infogrames United Kingdom Limited as a result of the Company's decision to cease its European operations. The Company also maintained a lease for office space in Kingston Upon Thames, in Surrey, United Kingdom, which was surrendered in December 2000.

ITEM 3.  LEGAL PROCEEDINGS

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

         The three pending appeals have been consolidated for oral argument in the September 2001 Term of the Appellate Division, First Department. On April 24, 2001, Scavenger brought a motion for reargument and renewal of the January 8, 2001 Order dismissing the second cause of action. By order entered July 5, 2001, the Commercial Division denied this motion. On or about July 17, 2001, Scavenger noticed an appeal from the July 5, 2001 Order, and all of the appeals have been consolidated for the November Term.

         On April 24, 2001, Scavenger brought a motion for reargument and renewal of the January 8, 2001 Order dismissing the second cause of action. By order entered July 5, 2001, the Commercial Division denied this motion. On or about July 17,

2001, Scavenger noticed an appeal from the July 5, 2001 Order. All of the pending appeals have been consolidated for oral argument in the November 2001 Term of the Appellate Division, First Department.

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

James

         On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, oral argument has not yet been scheduled.

Sanders

         On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15 million in compensatory damages for certain plaintiffs and $5 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. The Court granted Plaintiffs' an extension until Sunday, August 19, 2001 to oppose the Company's motion to dismiss and the Company's reply brief is due in September 2001.

         The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions. Additionally, the Company is involved in various other claims and legal actions arising in the ordinary course of business.

         The Company's management believes that the ultimate resolution of any of the aforementioned complaints or any other claims which are not stated herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq National Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the fiscal years ended March 31, 1999 and 2000, the three month transition period ended June 30, 2000 and the year ended June 30, 2001 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On June 26, 2000, the Company effected a one-for-five reverse stock split of the Common Stock to meet certain requirements of the Nasdaq National Market. Except as otherwise noted, references to share prices and the number of shares of Common Stock in this Annual Report reflect the reverse stock split.

                                                               HIGH        LOW
                                                               ----        ---
     Fiscal 1999
        First Quarter ..................................      $55.62      $35.00
        Second Quarter .................................      $45.00      $22.50
        Third Quarter ..................................      $37.19      $18.75
        Fourth Quarter .................................      $29.06      $19.38
     Fiscal 2000
        First Quarter ..................................      $22.50      $13.75
        Second Quarter .................................      $18.44      $12.81
        Third Quarter ..................................      $15.94      $ 8.28
        Fourth Quarter .................................      $21.25      $ 9.38
     Three Month Period Ended June 30, 2000 ............      $18.75      $ 5.13
     Fiscal 2001
        First Quarter ..................................      $ 8.50      $ 5.00
        Second Quarter .................................      $11.00      $ 5.56
        Third Quarter ..................................      $10.13      $ 5.06
        Fourth Quarter .................................      $ 8.20      $ 4.93


         On September 19, 2001, the last reported sale price of the Common Stock on the Nasdaq National Market was $4.25. As of September 19, 2001, there were approximately 6,200 beneficial owners of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities for the year ended June 30, 2001.

ITEM 6. SELECTED FINANCIAL DATA

      The following tables set forth selected consolidated financial information of the Company which, for the year ended December 31, 1997, the three months ended March 31, 1998, the twelve months ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the twelve months ended March 31, 1998, three months ended June 30, 1999 and year ended June 30, 2000 is derived from the unaudited financial statements of the Company. The consolidated financial information set forth have been combined as of December 16, 1999, with those of INA, as a result of a merger between the Company and INA. The effective date of the merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.


      These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                YEAR           THREE                         YEARS
                                                ENDED       MONTHS ENDED                     ENDED
                                             DECEMBER 31,     MARCH 31,                     MARCH 31,
                                             -----------    ------------    --------------------------------------
                                                1997            1998            1998          1999          2000
                                             -----------    ------------    ----------     ---------     ---------
                                                                            (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues ..............................    $ 530,677       $ 105,767     $ 543,063     $ 572,342     $ 386,062
Cost of Goods Sold ........................      315,134          57,092       314,343       329,959       307,292
                                               ---------       ---------     ---------     ---------     ---------
Gross Profit ..............................      215,543          48,675       228,720       242,383        78,770
Selling and distribution expenses .........       97,656          23,754       105,682       145,548       152,641
General and administrative expenses .......       43,400           9,686        45,366        58,938        79,335
Research and development ..................       11,929          10,673        21,825        75,242        71,184
Royalty advance write-off .................       73,821              --        73,821            --            --
Restructuring and other charges ...........           --              --            --        17,479        37,948
INA merger costs ..........................           --              --            --            --            --
Gain on sale of line of business ..........           --              --            --            --            --
Purchased research and development ........       11,008              --        11,008         5,000            --
SingleTrac retention bonus ................        2,400              --         2,400         1,680            --
Depreciation and amortization .............        7,434           2,511         6,265        14,606        25,654
                                               ---------       ---------     ---------     ---------     ---------
Operating  (loss) income ..................      (32,105)          2,051       (37,647)      (76,110)     (287,992)
Interest expense ..........................       (1,010)           (557)       (1,567)       (5,108)      (18,123)
Other (expense) income ....................       (1,065)           (832)       (2,144)         (207)         (418)
                                               ---------       ---------     ---------     ---------     ---------
(Loss) income before provision for (benefit
  from) income taxes ......................      (34,180)            662       (41,358)      (81,425)     (306,533)
Total (benefit from)  provision for
  income taxes ............................       (9,157)            304       (12,239)      (29,628)       40,891
                                               ---------       ---------     ---------     ---------     ---------
(Loss) income from continuing
  operations ..............................      (25,023)            358       (29,119)      (51,797)     (347,424)
Discontinued operations:
  Loss from operations of OZM .............           --              --            --        (3,531)           --
  Loss on disposal of OZM .................           --              --            --       (15,510)         (477)
                                               ---------       ---------     ---------     ---------     ---------
  Loss from discontinued operations .......           --              --            --       (19,041)         (477)
                                               ---------       ---------     ---------     ---------     ---------
(Loss) income before extraordinary
   item ...................................      (25,023)            358       (29,119)      (70,838)     (347,901)
Extraordinary item:
  Gain on early extinguishment of debt
   (net of tax of $1,312) .................           --              --            --            --         1,888
                                               ---------       ---------     ---------     ---------     ---------
Net (loss) income before dividends on
   preferred stock ........................      (25,023)            358       (29,119)      (70,838)     (346,013)
Less dividends on preferred stock .........           --              --            --           226            --
                                               ---------       ---------     ---------     ---------     ---------
Net (loss) income attributable to common
  stockholders ............................    $ (25,023)      $     358     $ (29,119)    $ (71,064)    $(346,013)
                                               =========       =========     =========     =========     =========

                                                       THREE MONTHS                       YEARS
                                                           ENDED                          ENDED
                                                          JUNE 30,                       JUNE 30,
                                                -------------------------      -------------------------
                                                   1999            2000            2000           2001
                                                -----------     ---------      -----------     ---------
                                                (UNAUDITED)                    (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues ..............................       $ 121,325     $  48,469        $ 313,206     $ 310,479
Cost of Goods Sold ........................          62,143        25,283          270,432       125,940
                                                  ---------     ---------        ---------     ---------
Gross Profit ..............................          59,182        23,186           42,774       184,539
Selling and distribution expenses .........          33,328        20,764          140,077        91,541
General and administrative expenses .......           9,312        17,602           87,625        67,341
Research and development ..................          16,366        17,275           72,093        56,617
Royalty advance write-off .................              --            --               --            --
Restructuring and other charges ...........              --        11,081           49,029         3,539
INA merger costs ..........................              --            --               --         1,700
Gain on sale of line of business ..........              --            --               --        (5,501)
Purchased research and development ........              --            --               --            --
SingleTrac retention bonus ................              --            --               --            --
Depreciation and amortization .............           3,885         5,788           27,557        20,297
                                                  ---------     ---------        ---------     ---------
Operating  (loss) income ..................          (3,709)      (49,324)        (333,607)      (50,995)
Interest expense ..........................          (1,959)       (4,328)         (20,492)      (13,399)
Other (expense) income ....................            (293)         (497)            (622)        1,358
                                                  ---------     ---------        ---------     ---------
(Loss) income before provision for (benefit
  from) income taxes ......................          (5,961)      (54,149)        (354,721)      (63,036)
Total (benefit from)  provision for
  income taxes ............................          (2,109)        1,251           44,251        (2,368)
                                                  ---------     ---------        ---------     ---------
(Loss) income from continuing
  operations ..............................          (3,852)      (55,400)        (398,972)      (60,668)
Discontinued operations:
  Loss from operations of OZM .............              --            --               --            --
  Loss on disposal of OZM .................              --            --             (477)           --
                                                  ---------     ---------        ---------     ---------
  Loss from discontinued operations .......              --            --             (477)           --
                                                  ---------     ---------        ---------     ---------
(Loss) income before extraordinary
   item ...................................          (3,852)      (55,400)        (399,449)      (60,668)
Extraordinary item:
  Gain on early extinguishment of debt
   (net of tax of $1,312) .................              --            --            1,888            --
                                                  ---------     ---------        ---------     ---------
Net (loss) income before dividends on
   preferred stock ........................          (3,852)      (55,400)        (397,561)      (60,668)
Less dividends on preferred stock .........             600            --               --            --
                                                  ---------     ---------        ---------     ---------
Net (loss) income attributable to common
  stockholders ............................       $  (4,452)    $ (55,400)       $(397,561)    $ (60,668)
                                                  =========     =========        =========     =========

                                                         THREE
                                          YEAR           MONTHS                        YEARS
                                          ENDED          ENDED,                        ENDED,
                                       DECEMBER 31,     MARCH 31,                     MARCH 31
                                       -----------     ----------    ----------------------------------------
                                          1997            1998          1998           1999          2000
                                       -----------     ----------    ----------     ----------     ----------
                                                                     (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic (loss) income per share from
  continuing operations ............    $    (1.87)    $     0.03    $    (2.16)    $    (3.73)    $   (21.12)
Basic loss per share from
  discontinued operations ..........            --             --            --     $    (1.37)    $    (0.03)
Basic income per share from
  extraordinary item ...............            --             --            --             --           0.11
                                        ----------     ----------    ----------     ----------     ----------
Basic net (loss) income  per share .    $    (1.87)    $     0.03    $    (2.16)    $    (5.10)    $   (21.03)
                                        ==========     ==========    ==========     ==========     ==========
Weighted average shares
  outstanding(1) ...................        13,396         13,588        13,473         13,931         16,451
                                        ==========     ==========    ==========     ==========     ==========

Diluted (loss) income per share from
  continuing operations ............    $    (1.87)    $     0.03    $    (2.16)    $    (3.73)    $   (21.12)
Diluted loss per share from
  discontinued operations ..........            --             --            --     $    (1.37)    $    (0.03)
Diluted income per share from
  extraordinary item ...............            --             --            --             --           0.11
                                        ----------     ----------    ----------     ----------     ----------
Diluted net (loss) income per share.    $    (1.87)    $     0.03    $    (2.16)    $    (5.10)    $   (21.03)
                                        ==========     ==========    ==========     ==========     ==========
Weighted average shares
  outstanding(1) ...................        13,396         13,677        13,473         13,931         16,451
                                        ==========     ==========    ==========     ==========     ==========

                                                  THREE
                                                  MONTHS                       YEARS
                                                  ENDED,                       ENDED
                                                 JUNE 30                      JUNE 30
                                       --------------------------    -------------------------
                                           1999           2000           2000          2001
                                       -----------     ----------    ----------     ----------
                                       (UNAUDITED)                   (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic (loss) income per share from
  continuing operations ............    $    (0.26)    $    (2.68)    $   (22.21)    $    (1.07)
Basic loss per share from
  discontinued operations ..........            --             --          (0.03)            --
Basic income per share from
  extraordinary item ...............            --             --           0.11             --
                                        ----------     ----------     ----------     ----------
Basic net (loss) income  per share..    $    (0.26)    $    (2.68)    $   (22.13)    $    (1.07)
                                        ==========     ==========     ==========     ==========
Weighted average shares
  outstanding(1) ...................        14,574         20,646         17,963         56,839
                                        ==========     ==========     ==========     ==========

Diluted (loss) income per share from
  continuing operations ............    $    (0.26)    $    (2.68)    $   (22.21)    $    (1.07)
Diluted loss per share from
  discontinued operations ..........            --             --          (0.03)            --
Diluted income per share from
  extraordinary item ...............            --             --           0.11             --
                                        ----------     ----------     ----------     ----------
Diluted net (loss) income per share.    $    (0.26)    $    (2.68)    $   (22.13)    $    (1.07)
                                        ==========     ==========     ==========     ==========
Weighted average shares
  outstanding(1) ...................        14,574         20,646         17,963         56,839
                                        ==========     ==========     ==========     ==========

(1) Reflects the one-for-five reverse stock split approved by the Company's Board of Director which was effected on June 26, 2000. All periods have been restated to reflect the reverse stock split.


                                          DECEMBER 31,                 MARCH 31,                  JUNE 30,      JUNE 30,
                                          -----------    -----------------------------------     ---------     ---------
                                              1997         1998          1999         2000          2000          2001
                                          -----------    ---------    ---------    ---------     ---------     ---------
BALANCE SHEET DATA:
Cash and cash equivalents ..............    $  39,713    $  17,329    $  13,512    $  25,857     $  13,463     $   5,378
Working capital (deficit) ..............       77,965       69,994      131,770     (146,088)     (191,469)      (57,345)
Total assets ...........................      370,165      295,862      438,911      222,514       170,475       145,084
Total debt .............................       54,619       28,017       98,750      217,476       257,357       149,566
Stockholders' equity (deficit) .........      134,241      138,889      127,133     (182,777)     (242,220)     (106,536)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company develops, publishes, and distributes interactive games for leisure entertainment, gaming enthusiasts and children's markets for a variety of platforms. The Company employs a portfolio approach to achieve a broad base of published products across most major consumer software categories. Since it began operations in February 1993, the Company has experienced rapid growth and its product and customer mix has changed substantially.

      Publishing and distribution of interactive entertainment software are the two major activities of the Company. Publishing is conducted through the Company's three main studios: Santa Monica, California (sports/racing and action/adventure games); Beverly, Massachusetts (kids/family games, racing, and strategy); and Minneapolis, Minnesota (action/adventure games). Because each of these product categories has different associated costs, the Company's margins have depended, and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and on the platform published. Furthermore, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. Distribution activities primarily include the sale of the Company's games (both internally and externally developed products) and games produced by the Company's affiliates. To the extent that mass-merchants require greater proportions of these products, some of which may yield lower margins, the Company's operating results may be negatively impacted.

      The worldwide interactive entertainment software market is comprised primarily of software for personal computers (PCs) and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During fiscal

2001, the Company's product mix consisted of 65% PC games, 23% Sony PlayStation games, 6% Sony PlayStation2 games, 3% SEGA Dreamcast games, and 3% Nintendo Game Boy games. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC had an install base of more than 68 million in North America in 2001; that base is projected to increase to more than 102 million by 2004. IDG also reports that PlayStation, currently the most widely distributed gaming console, had an install base of nearly 30 million in North America in 2001; that base is projected to increase incrementally to approximately 32 million in 2004. While PlayStation's growth may slow, growth of the install base for PlayStation2, introduced in North America in 2000, is projected to grow from 7.2 million in 2001 to nearly 34 million in 2004. In addition, as of November 2001, the console market will also include new platforms being introduced by Microsoft and Nintendo, the Xbox and Game Cube, respectively. IDG projects that the Xbox will have a North American install base of approximately 20 million by 2004, while the Game Cube is projected to have a North American install base of 18 million in the same time period. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

      There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for interactive games has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company is determined to achieve balances between internal/third-party development, and licensed product/owned franchises.

      The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is sold through mass-merchants such as Wal-Mart, Kmart and Target, as well as major retailers, including Best Buy, CompUSA, Costco and Babbage's. The Internet and on-line networks also present new distribution channels.

      Sales are recorded net of expected future returns and other allowances. Management continually assesses and re-evaluates the rate of returns and price protection based on business conditions and market factors.

      In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for 458,000 newly issued shares of the Company's common stock and approximately 117,000 stock options to purchase the Company's common stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. OZM was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which recognized in the year ended March 31, 2000.

      Effective January 1, 1998, the Company changed its fiscal year from December 31 to March 31. Effective April 1, 2000, the Company changed its fiscal year from March 31 to June 30. Accordingly, the discussion of financial results set forth below compares the year ended June 30, 2001 to the year ended June 30, 2000, three month period ended June 30, 2000 to the three month period ended June 30, 1999 and the twelve months ended March 31, 2000 to the twelve months ended March 31, 1999.

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for each of the years in the year ended December 31, 1997, the three months ended March 31, 1998, the twelve months ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, which is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the twelve months ended March 31, 1998, three months ended June 30, 1999 and year ended June 30, 2000 is derived from the unaudited financial statements of the Company. The consolidated financial information set forth have been combined as of December 16, 1999, with those of INA, as a result of a merger between the Company and INA. The effective date of the merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.


                                                         THREE
                                             YEAR        MONTHS                    YEARS
                                             ENDED       ENDED                     ENDED
                                          DECEMBER 31    MARCH 31,                MARCH 31,
                                          -----------  -----------  -----------------------------------
                                             1997         1998          1998        1999         2000
                                          -----------  -----------  -----------  ---------    ---------
                                                                    (unaudited)
Net revenues ...........................      100.0%       100.0%       100.0%       100.0%       100.0%
Cost of Goods Sold .....................       59.4         54.0         57.9         57.7         79.6
                                              -----        -----        -----        -----        -----
Gross Profit ...........................       40.6         46.0         42.1         42.3         20.4
Selling and distribution expenses ......       18.4         22.5         19.5         25.4         39.5
General and administrative expenses ....        8.2          9.2          8.4         10.3         20.5
Research and development ...............        2.2         10.1          4.0         13.1         18.4
Royalty advance write-off ..............       13.9           --         13.6           --           --
Restructuring and other charges ........         --           --           --          3.1          9.8
INA merger costs .......................         --           --           --           --           --
Gain on sale of line of business .......         --           --           --           --           --
Purchased research and development .....        2.1           --          2.0          0.9           --
SingleTrac retention bonus .............        0.5           --          0.4          0.3           --
Depreciation and amortization ..........        1.4          2.4          1.2          2.6          6.6
                                              -----        -----        -----        -----        -----
Operating  (loss) income ...............       (6.0)         1.9         (6.9)       (13.3)       (74.6)
Interest expense .......................       (0.2)        (0.5)        (0.3)        (0.9)        (4.7)
Other (expense) income .................       (0.2)        (0.8)        (0.4)          --         (0.1)
                                              -----        -----        -----        -----        -----
(Loss) income before provision for
  (benefit from) income taxes ..........       (6.4)         0.6         (7.6)       (14.2)       (79.4)
Total (benefit from)  provision for
  income taxes .........................       (1.7)         0.3         (2.3)        (5.2)        10.6
                                              -----        -----        -----        -----        -----
(Loss) income from continuing
  operations ...........................       (4.7)         0.3         (5.4)        (9.1)       (90.0)
Discontinued operations:
  Loss from operations of OZM ..........         --           --           --         (0.6)          --
  Loss on disposal of OZM ..............         --           --           --         (2.7)        (0.1)
                                              -----        -----        -----        -----        -----
  Loss from discontinued operations ....         --           --           --         (3.3)        (0.1)
                                              -----        -----        -----        -----        -----
 (Loss) income before extraordinary
  item .................................       (4.7)         0.3         (5.4)       (12.4)       (90.1)
Extraordinary item:
  Gain on early extinguishment of debt
   (net of tax) ........................         --           --           --           --          0.5
                                              -----        -----        -----        -----        -----
Net (loss) income before dividends on
  preferred stock ......................       (4.7)         0.3         (5.4)       (12.4)       (89.6)
Less dividends on preferred stock ......         --           --           --           --           --
                                              -----        -----        -----        -----        -----
Net (loss) income attributable to
  common stockholders ..................       (4.7)%        0.3%        (5.4)%      (12.4)%      (89.6)%
                                              =====        =====        =====        =====        =====

                                                     THREE
                                                     MONTHS                       YEARS
                                                     ENDED,                       ENDED
                                                    JUNE 30,                     JUNE 30,
                                          --------------------------    -------------------------
                                              1999           2000           2000          2001
                                          -----------     ----------    ----------     ----------
                                          (unaudited)                   (unaudited)
Net revenues ...........................      100.0%         100.0%       100.0%          100.0%
Cost of Goods Sold .....................       51.2           52.2         86.3            40.6
                                              -----          -----        -----           -----
Gross Profit ...........................       48.8           47.8         13.7            59.4
Selling and distribution expenses ......       27.5           42.8         44.7            29.5
General and administrative expenses ....        7.7           36.3         28.0            21.7
Research and development ...............       13.5           35.6         23.0            18.2
Royalty advance write-off ..............         --             --           --              --
Restructuring and other charges ........         --           22.9         15.7             1.1
INA merger costs .......................         --             --           --             0.5
Gain on sale of line of business .......         --             --           --            (1.8)
Purchased research and development .....         --             --           --              --
SingleTrac retention bonus .............         --             --           --              --
Depreciation and amortization ..........        3.2           11.9          8.8             6.5
                                              -----          -----        -----           -----
Operating  (loss) income ...............       (3.1)        (101.8)      (106.5)          (16.4)
Interest expense .......................       (1.6)          (8.9)        (6.5)           (4.3)
Other (expense) income .................       (0.2)          (1.0)        (0.2)            0.4
                                              -----          -----        -----           -----
(Loss) income before provision for
  (benefit from) income taxes ..........       (4.9)        (111.7)      (113.3)         (20.3)
Total (benefit from)  provision for
  income taxes .........................       (1.7)           2.6         14.1            (0.8)
                                              -----          -----        -----           -----
(Loss) income from continuing
  operations ...........................       (3.2)        (114.3)      (127.4)          (19.5)
Discontinued operations:
  Loss from operations of OZM ..........         --             --           --              --
  Loss on disposal of OZM ..............         --             --         (0.2)             --
                                              -----          -----        -----           -----
  Loss from discontinued operations ....         --             --         (0.2)             --
                                              -----          -----        -----           -----
(Loss) income before extraordinary
  item .................................       (3.2)        (114.3)      (127.5)          (19.5)
Extraordinary item:
  Gain on early extinguishment of debt
   (net of tax) ........................         --             --          0.6              --
                                              -----          -----        -----           -----
Net (loss) income before dividends on
  preferred stock ......................       (3.2)        (114.3)      (126.9)          (19.5)
Less dividends on preferred stock ......        0.5             --           --              --
                                              -----          -----        -----           -----
Net (loss) income attributable to
  common stockholders ..................       (3.7)%       (114.3)%     (126.9)%         (19.5)%
                                              =====          =====        =====           =====


TWELVE MONTHS ENDED JUNE 30, 2001 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2000

      Net revenues for the twelve months ended June 30, 2001 decreased $2.7 million or 0.9% from $313.2 million to $310.5 million. This decrease is attributable to the Company's decreased emphasis on third party distribution and its decision to close European operations in conjunction with the purchase of the Company by Infogrames SA. The decrease in distribution revenue was partially offset by an increase in revenue attributable to the addition of sales of the former Hasbro Interactive product which are now published through the Company in conjunction with Infogrames SA's acquisition of Hasbro Interactive in January 2001 and the continued success of products such as Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation 2.

      Total publishing revenue for the twelve months ended June 30, 2001 increased 23.2% to $232.1 million from $188.4 million in the comparable 2000 period. Approximately 65.0% of such revenues related to PC product revenues and 35.0% of such revenues related to console games for the twelve months ended June 30, 2001, as compared to 70.9% and 29.1%, respectively, in the comparable 2000 period. Both the increase in publishing revenue and the increase in console product during the twelve months ended June 30, 2001 are attributable to the Company's continued success of Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation 2. Those products alone amounted to $56.8 million of net revenues for the twelve months ended June 30, 2001. Additionally, publishing revenue increased due to sales of the former Hasbro Interactive products such as Roller Coaster Tycoon and NASCAR Heat for Playstation 2 which contributed approximately $38.9 million in net revenues for the twelve months ended June 30, 2001.

      Cost of goods sold for the twelve months ended June 30, 2001 decreased approximately $144.5 million or 53.4% to $125.9 million from $270.4 million from the comparable 2000 period. Cost of goods sold as a percentage of net revenues decreased to 40.6% for twelve months ended June 30, 2001, as compared to 86.3% in the comparable 2000 period. The 2000 period included special charges. These special charges of approximately $51.6 million were to reserve substantially all of the international inventory and a portion of domestic inventory which the Company did not expect to resell. Additionally, the decrease in cost of goods sold as a percentage of net revenues for the twelve months ended June 30, 2001 is attributable to the Company's reduced emphasis on third party distribution. Typically, third party distribution carries a higher cost of goods as compared to published product.

      Gross profit increased to $184.5 million for the twelve months ended June 30, 2001 from $42.8 million in the comparable 2000 period. This increase is primarily due to increased sales volume and changes in cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of PC product as compared to the percentage of sales of console product. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of PC product are higher than those on console software (currently, Playstation 2, Playstation 1, Dreamcast, Nintendo 64 and Game Boy Color) as a result of significantly lower PC software product costs. Gross profit as a percentage of net revenues increased to 59.4% for the twelve months ended June 30, 2001 from 13.7% in the comparable 2000 period. This increase is due to the Company's reorganization efforts to reduce costs, decrease its distribution business and implement better business processes that enabled it to manage both internal and channel inventory more efficiently and effectively. Additionally, gross profit as a percentage of net revenues increased due to royalty income on international sales. In the 2000 period, the Company recorded full European sales offset by the cost of goods sold. As part of its reorganization efforts to reduce costs, the Company only receives royalty income on product sold in Europe offset by minor royalty costs.

      Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During the twelve months ended June 30, 2001, selling and distribution expenses decreased approximately $48.5 million, or 34.7%, to $91.5 million from $140.0 million in the comparable 2000 period. Selling and distribution expenses as a percentage of net revenues for the twelve months ended June 30, 2001 decreased to 29.5% as compared to 44.7% in the comparable 2000 period. The 2000 period included special charges of approximately $12.7 million related to additional reserves for co-op advertising. For the twelve months ended June 30, 2001 the Company's reorganization efforts reducing its distribution business have led to significant cost reductions. The Company is also realizing the cost savings of outsourcing its distribution function in this period as compared to the prior period where a portion of the Company's distribution function remained in-house. Additionally, the Company has refocused its marketing efforts to reduce costs.

      General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the twelve months ended June 30, 2001 decreased approximately $20.3 million, or 23.2%, to $67.3 million from $87.6 million in the comparable 2000 period. General and administrative expenses as a percentage of net revenues decreased to 21.7% for the twelve months ended June 30, 2001 from 28.0% in the comparable 2000 period. The 2000 period included special charges of approximately $16.6 million related to receivable write-offs, senior management severance packages and other costs incurred as a result of the reorganization of operations due to Infogrames SA acquisition of a controlling interest in the Company. Additionally, the Company has further reduced costs in the 2001 period due to internal consolidation and reorganization efforts. The decrease was offset by approximately $20.7 million of additional provisions for receivables during the current twelve month period.

      Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. Research and development expenses for the twelve months ended June 30, 2001 decreased approximately $15.5 million, or 21.5%, to $56.6 million from $72.1 million in the comparable 2000 period. Research and development expenses, as a percentage of net revenues, decreased to 18.2% for the twelve months ended June 30, 2001 from 23.0% in the comparable 2000 period. The decrease is primarily due to savings from shutting down European operations and the Singletrac Studio as a part of the Company's reorganization plan. During the 2000 period, the Company incurred research and development expenses from both Europe and Singletrac as compared to the twelve months ended June 30, 2001. Additionally, this decrease has resulted from more strategic use of existing internal research and development groups and a reduction in contracts with external developers. Research and development expenses of the Company's internal development studios, Humongous, Legend and Reflections, for the twelve months ended June 30, 2001, decreased $19.9 million or 44.5% to $24.8 million from $44.7 million in the comparable 2000 period.

      The Company incurred restructuring charges of $49.0 million and $3.5 million for the twelve months ended June 30, 2000 and 2001, respectively. The 2000 period charges resulted from the shutdown of European operations, the Company's de-emphasis on its distribution business and the write-down of goodwill related to its value priced division. Effective March 14, 2001, the Company announced and commenced a plan to shutdown its San Jose, California facility and recorded a charge of $2.1 million. This charge consists primarily of employee severance packages and the disposal of assets that will no longer be used. In the fourth quarter of fiscal 2001, the Company initiated a restructuring of its Humongous Entertainment Business to refocus the operations primarily on internal development and incurred a $1.1 million charge. The Company incurred an additional $0.3 million charge to centralize its technical support operations in Seattle.

      The Company incurred expenses of $1.7 million or 0.5% of net revenue related to the INA merger during the twelve months ended June 30, 2001. The costs include various consulting, legal, and accounting fees.

      The Company recorded a gain on sale of line of business for the twelve months ended June 30, 2001 of approximately $5.5 million. This is related to the sale of the Duke Nukem franchise as the Company refocused it's catalog from specialized gaming product to mass market gaming product. The Company expects to record an additional $6.0 million gain after an independent developer fulfills an obligation to the purchaser, which is expected to occur in fiscal year 2002.

      Depreciation and amortization for the twelve months ended June 30, 2001 decreased approximately $7.3 million, or 26.4%, to $20.3 million from $27.6 million in the comparable 2000 period. This decrease is attributable to the write-off of fixed assets and of all goodwill, other than the goodwill for INA, Legend and Reflections studios, in connection with the Company's reorganization plans in the comparable 2000 period. This decrease was offset by amortization expense resulting from the INA Merger.

      Interest expense, net, decreased approximately $7.1 million to $13.4 million from $20.5 million in the comparable 2000 period. The decrease in the twelve months ended June 30, 2001 was attributable to lower borrowings in 2001 as compared to 2000.

      For the twelve months ended June 30, 2001, the Company recorded a tax benefit of $2.4 million compared to a tax provision of $44.3 million in the comparable 2000 period. The Company recognized a tax benefit in the current period related to foreign current taxes and in the prior year provided a full valuation allowance for deferred tax assets.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      Net revenues for the three months ended June 30, 2000 decreased approximately $72.9 million, or 60.1%, to $48.5 million from $121.3 million in the comparable 1999 period. This decrease is attributable to the restructuring of the Company's publishing business, the acquisition by Infogrames SA of a controlling interest in the Company and the subsequent decision to downsize its distribution business. Additionally, some of the Company's larger retail customers are purchasing consumer software directly from several large publishers, which was previously sold through the Company.

      Total publishing revenue decreased 16.5% to $42.5 million in 2000 from $50.9 million in the comparable 1999 period. Approximately 89.6% of such revenues related to PC product revenues and 10.4% of such revenues related to console games in 2000, as compared to 34.0% and 66.0%, respectively, in the comparable 1999 period.

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

      Cost of goods sold for 2000 decreased approximately $36.9 million, or 59.3%, to $25.3 million from $62.1 million in the comparable 1999 period. Cost of goods sold as a percentage of net revenues increased to 52.2% in 2000 as compared to 51.2% in the comparable 1999 period.

      Gross profit decreased from $59.2 million (48.8% of net revenues) in the comparable 1999 period to $23.2 million (47.8% of net revenues) for the three months ended June 30, 2000. Gross profit decreased primarily due to decreased sales volume. Gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of CD software (currently, PlayStation, PCs and Dreamcast) are higher than those on cartridge software (currently, Nintendo 64 and Game Boy Color) as a result of significantly lower CD software product costs.

      Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During 2000, these expenses decreased approximately $12.6 million, or 37.7%, to $20.8 million from $33.3 million in the comparable 1999 period. Selling and distribution expenses as a percentage of net revenues for 2000 increased to 42.8% as compared to 27.5% in the comparable 1999 period. The increase, as a percentage of net revenues, was due to lower overall sales volume, and the increase in co-op advertising costs incurred during the current period. This was partially offset by the reduction of freight costs due to decreased sales volume in the current period.

      General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 2000 increased approximately $8.3 million, or 89.0%, to $17.6 million from $9.3 million in the comparable 1999 period. General and administrative expenses as a percentage of net revenues increased to 36.3% in 2000 from 7.7% in the comparable 1999 period. This increase was due primarily to additional costs associated with management's reorganization of operations as a result of the acquisition of controlling interest in the Company by Infogrames SA.

      Research and development expenses primarily include payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title, such as salaries and other related costs. These expenses in 2000 increased approximately $0.9 million, or 5.6%, to $17.3 million from $16.4 million in the comparable 1999 period. Research and development expenses, as a percentage of net revenues, increased to 35.6% in 2000 from 13.5% in the comparable 1999 period. The increase in research and development expenses as a percentage of net revenues is primarily due to the decrease in overall sales volume and the Company entering into similar contracts with external developers as compared to the 1999 period. Research and development expenses of the Company's internal development studios, which primarily include Humongous, Legend and Reflections, decreased to $9.6 million in 2000 from $10.7 million in the comparable 1999 period.

      Restructuring and other charges of approximately $11.1 million, recorded in 2000, relates to a reorganization and refocus by the Company as a result of Infogrames SA's acquisition of a controlling interest in the Company, as well as the Company's reorganization of its Frontline publishing business. Approximately $0.4 million relates to the write-off of goodwill, $9.4 million of impaired assets and transition rent, and $1.3 million related to the planned severance of 49 employees, primarily those employees performing administrative and product development functions. The remaining employees to be terminated received notification prior to the fiscal year ended June 30, 2000, with terminations scheduled to be effective over the subsequent three months. Management completed the Company's reorganization by September 30, 2000. During the three months ended June 30, 2000, 62 employees were terminated under the restructuring plan.

      Depreciation and amortization expense for 2000 decreased approximately $7.3 million, or 26.3%, to $20.3 million from $27.6 million in the comparable 1999 period. This decrease is attributable to the lower amortization expense as a result of the write-off of all goodwill, other than the INA, Legend and Reflections studios, in connection with the Company's reorganization plans.

      Interest expense increased approximately $2.4 million during 2000 to $4.3 million from $2.0 million in the comparable 1999 period. The increase was attributable to the increase in interest costs associated with increased borrowings under the Credit Agreement and amortization of deferred financing costs relating to the Credit Agreement and the subordinated notes held by Infogrames SA.

      For the three months ended June 30, 2000, the Company recorded a tax provision of $1.3 million compared to a tax benefit of $2.1 million in the comparable 1999 period. The Company provided a full valuation allowance for deferred tax assets and foreign deferred liability in the current period and a benefit from state and local taxes in the 1999 period.

TWELVE MONTHS ENDED MARCH 31, 2000 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
1999

      Net revenues for fiscal 2000 decreased approximately $186.3 million, or 32.6%, to $386.1 million from $572.3 million in fiscal 1999. This decrease is attributable to the restructuring of the Company's publishing business, the acquisition by Infogrames SA of a controlling interest in the Company and the Company's decision to downsize its distribution business, whereby substantially less product was shipped in the last four months of the fiscal year. Additionally, some of the Company's larger retail customers continue to purchase consumer software directly from several large publishers whose software was previously sold through the Company.

      Total publishing revenue decreased 12.2% to $262.8 million in fiscal 2000 from $299.4 million in fiscal 1999. Approximately 55% of such revenues related to PC product revenues and 45% of such revenues related to console game revenues in fiscal 2000, as compared to 58% and 42%, respectively, in fiscal 1999.

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

      A significant portion of the Company's revenues in any quarter are generally derived from software first released in that quarter or in the immediately preceding quarter. See "Risk Factors--Our Revenues Will Decline and Our Competitive Position Will Be Adversely Affected If We Are Unable to Introduce New Products on a Timely Basis."

      Cost of goods sold for fiscal 2000 decreased approximately $22.7 million, or 6.9%, to $307.3 million from $330.0 million in fiscal 1999. Cost of goods sold as a percentage of net revenues increased to 79.6% in fiscal 2000 as compared to 57.7% in fiscal 1999. The increase, as a percentage of net revenues, was due to lower overall sales volume, coupled with substantial reserves for unsellable product, particularly Third-Party Product, which bears a higher cost than published product, both domestically and internationally.

      Gross profit decreased from $242.4 million (42.3% of net revenues) for the year ended March 31, 1999 to $78.8 million (20.4% of net revenues) for the year ended March 31, 2000. This decrease primarily is due to reduced sales volume and higher cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors.

The Company's margins on sales of CD software (currently, PlayStation, PCs and Dreamcast) are higher than those on cartridge software (currently, Nintendo 64 and Game Boy Color) as a result of significantly lower CD software product costs.

      Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During fiscal 2000, these expenses increased approximately $7.1 million, or 4.9%, to $152.6 million from $145.5 million in fiscal 1999. Selling and distribution expenses as a percentage of net revenues for fiscal 2000 increased to 39.5% as compared to 25.4% in fiscal 1999. The increase, as a percentage of net revenues, was due to lower overall sales volume, and the increase in co-op advertising costs due to the write-down of receivables. This was partially offset by the reduction of freight costs due to decreased sales volume.

      General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in fiscal 2000 increased approximately $20.4 million, or 34.6%, to $79.3 million from $58.9 million in fiscal 1999. General and administrative expenses as a percentage of net revenues increased to 20.5% in fiscal 2000 from 10.3% in fiscal 1999. This increase was due primarily to an increase in salary expense relating to the severance packages of several senior officers during the fiscal year, the write-off of uncollectible account receivables, and additional costs incurred associated with management's reorganization of operations as a result of the acquisition of a controlling interest in the Company by Infogrames SA.

      Research and development expenses primarily include payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title such as salaries and other related costs. These expenses in fiscal 2000 decreased approximately $4.1 million, or 5.4%, to $71.2 million from 75.2 million in fiscal 1999. Research and development expenses, as a percentage of net revenues, increased to 18.4% in fiscal 2000 from 13.1% in fiscal 1999. The decrease in research and development expenses is primarily due to the Company entering into fewer new contracts with external developers, partially offset by a $7.8 million earned-out royalty payment to Reflections for the title Driver during the three months ended September 30, 1999, which was paid in cash and common stock of the Company. Research and development expenses of the Company's internal development studios, which primarily include Humongous, Legend and Reflections, increased to $45.7 million in fiscal 2000 from $34.9 million in fiscal 1999.

      Restructuring and other charges of approximately $37.9 million, recorded in the third and fourth quarters of fiscal 2000, relate to a reorganization of the Company's Frontline publishing business, the shutdown of a substantial portion of European publishing operations and outsourcing and down-sizing of the Company's distribution and assembly functions. Approximately $17.6 million relates to the write-off of goodwill as a result of the consolidation of the value distribution division with the Company's publishing division, $12.1 million relates to the shutdown of European operations, including the write-off of all goodwill other than that relating to the Reflections studio, $6.1 million relates to impaired assets and $2.1 million relates to the planned severance of 221 employees, those employees primarily performing administrative functions. The remaining employees to be terminated received notification prior to the fiscal year ended March 31, 2000, with terminations scheduled to be effective over the subsequent three months. Management completed the Company's reorganization by June 30, 2000. As of March 31, 2000, 88 employees were terminated under the restructuring plan.

      Depreciation and amortization expense for fiscal 2000 increased approximately $11.0 million, or 75.6%, to $25.7 million from $14.6 million in fiscal 1999. This increase is attributable to the higher depreciation and amortization expense as a result of the Company's merger with INA.

      Interest expense increased approximately $13.0 million during fiscal 2000 to $18.1 million from $5.1 million in fiscal 1999. The increase was partially attributable to the increase in interest costs associated with increased borrowings under the Old Credit Agreement (as defined below) and the Credit Agreement. The amortization of deferred financing costs relating to the Credit Agreement and the subordinated notes held by General Atlantic Partners, LLC (together with its affiliates, "GAP") and members of the Cayre family also contributed to the increase in interest and other income (expense), net.

      For the twelve months ended March 31, 2000 the Company recorded a provision of $40.9 million as compared to a benefit of $29.6 million in fiscal 1999. The valuation allowance increased by $134.6 million in fiscal 2000, consisting of a valuation allowance of $48.8 million for the beginning deferred tax asset balance and a valuation allowance of $85.8 million for the net change in the deferred tax asset during the year. The valuation allowance was necessary due to the current year operating results and the terminated plans to sell certain of the Company's businesses which would have resulted in the utilization of the deferred tax asset. A full valuation allowance has been recorded against the net deferred tax asset since it is more likely than not that such assets will not be realized in the foreseeable future.

businesses which would have resulted in the utilization of the deferred tax asset. A full valuation allowance has been recorded against the net deferred tax asset since it is more likely than not that such assets will not be realized in the foreseeable future.

      Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), as of March 31, 2000, the Consolidated Financial Statements of the Company reflect the planned disposal of OZM as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows, and have been reported through its planned date of disposition as "Loss from discontinued operations." As of March 31, 1999, OZM was accounted for as a discontinued operation and was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which is recognized in the fiscal year 2000.

      The gain on early extinguishment of debt of $3.2 million ($1.8 million net of tax) relates to the net gain recognized on the issuance of subordinated convertible notes in exchange for shares of Series A Convertible Preferred Stock ("Preferred Stock") and subordinated notes of the Company held by GAP and the write-off of deferred financing costs associated with warrants issued in connection with the assumption of the Credit Agreement and warrants issued to GAP and subsequently acquired by Infogrames SA concurrent with Infogrames SA's acquisition of a controlling interest in the Company on December 16, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, the Company's working capital deficit was $57.3 million compared to $191.5 million at June 30, 2000. Cash and cash equivalents were $5.4 million at June 30, 2001 compared to $13.4 million at June 30, 2000.

      During the year ended June 30, 2001, $43.2 million was provided by financing activities, primarily from borrowings from the Infogrames SA facility. The cash was used primarily to fund $44.8 million in operating activities which resulted from operating losses and a reduction in the accounts payable balance for past due accounts. Approximately $6.1 million in cash was used in investing activities to purchase property and equipment, primarily additional computer hardware and software for the development of internal systems.

      The Company does not currently have any material commitments with respect to any capital expenditures.

      The Company has committed to pay advance payments under certain license agreements. These obligations are guaranteed and are not dependent on the delivery of the contracted services by the developers. Future advances due under these license agreements are $4.3 million, $1.0 million, $1.0 million, $1.0 million and $1.0 million for the fiscal years then ended 2002, 2003, 2004, 2005 and 2006, respectively. Currently, the Company has no obligations to pay license advances beyond the 2006 fiscal year.

      On January 21, 1997, the Company entered into a revolving credit agreement (as amended, the "Old Credit Agreement") with certain banks expiring on December 31, 1998. On September 11, 1998, the borrowings under the Old Credit Agreement were repaid and the Old Credit Agreement was terminated.

      On September 11, 1998, the Company entered a Credit Agreement as subsequently amended, with First Union National Bank as agent for a syndicate of banks (the "Banks"), which expired on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150,000 shares of the Company's common stock. Of these, warrants to purchase 55,000 shares of the Company's common stock were immediately exercisable, warrants to purchase 50,000 shares of Company's common stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45,000 shares of the Company's common stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

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

      On June 30, 2000, the Company had outstanding borrowing under the Credit Agreement of approximately $96.0 million and no letters of credit outstanding. Outstanding borrowings under the Credit Agreement are classified as current in the consolidated balance sheet as of June 30, 2000, accrued interest of $2.5 million was recorded but not yet paid under the Credit Agreement as of June 30, 2000.

      The Credit Agreement has been modified from time to time. On June 29, 2000, Infogrames SA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and waived compliance with all of the required financial covenants contained in the agreement extending the maturity date to September 30, 2000.

      On March 1, 2000, INA issued a promissory note to Infogrames SA for $25.0 million at interest rates of 6.8% per annum. Prior to the INA Merger, this amount was forgiven by Infogrames SA and converted into equity of INA.

      In conjunction with the INA Merger, which closed on October 2, 2000, all amounts outstanding under the Credit Agreement and certain intercompany payables were converted into approximately 20 million shares of the Company's common stock at a price of $6.40 per share. The Company amended the Credit Agreement with Infogrames SA (the "New Credit Agreement") to provide for an aggregate commitment of $50.0 million, and to extend the maturity date from September 30, 2000 to December 31, 2000. On December 22, 2000, the Company and Infogrames SA amended the New Credit Agreement to extend the maturity date to June 15, 2001, as amended, and on June 7, 2001 extended the facility to December 31, 2001. As of June 30, 2001, the outstanding borrowings under the Credit Agreement were approximately $9.3 million, of which $0.3 million is related to accrued interest. As of June 30, 2001, there are $0.9 million of letters of credit outstanding.

      In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP, which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any Demand loans bear interest at the prime rate. The facility fee of $5,000 was paid on September 14, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility is due at the end of each quarter. The Company had approximately $34.9 million of borrowings outstanding under the BNP Credit Facility as of June 30, 2001.

      The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its publishing businesses and corporate plan of reorganization.

      The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations, cash available under the Credit Agreement and continued financial support from Infogrames SA will be sufficient to fund the Company's operations and cash flows throughout fiscal 2002.

      The Company is also party to various litigations arising in the course of its business, the resolution of none of which, management believes, will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

RECENT PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133, amended by SFAS No. 138, in the first quarter of fiscal 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated results of operations or financial position.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the first quarter of fiscal 2001 and the adoption of SAB 101 did not have a material effect on the Company's consolidated results of operations or financial position.

      In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB 25. FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position or results of operations. Adoption of the remaining conclusions has not had a material effect on the financial position or results of operations.

      On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and effective January 1, 2002, goodwill will no longer be subject to amortization. The Company is permitted to early adopt effective July 1, 2001 and management has elected to do so. Management believes that these Statements will not have a material impact on the Company's financial position or results or operations other than from the cessation of goodwill amortization. For the fiscal year ended June 30, 2001, amortization of goodwill amounted to approximately $11.6 million.

      Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" ("EITF Issue No. 00-25"), outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns, price protection and other allowances. EITF Issue No. 00-25 requires the Company to report the paid consideration expense as a reduction of sales. The Company is required to implement EITF Issue No. 00-25 for the quarter beginning January 1, 2002. Management believes that the effect of implementing the guidelines of EITF Issue No. 00-25, will not materially impact the Company's current reporting practices.

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

ITEM 8. INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements, and notes thereto, and the Financial Statement Schedule of the Company, are presented on pages F-1 through F-32 hereof as set forth below:

                                                                                                   PAGE
                                                                                                   ----

INFOGRAMES, INC. AND SUBSIDIARIES
    Independent Auditors' Reports ......................................................     F-1 to F-2
    Consolidated Balance Sheets as of June 30, 2000 and June 30, 2001 ..................            F-3
    Consolidated Statements of Operations and Comprehensive Loss for the Years
         Ended March 31, 1999 and 2000, the Three Months Ended June 30, 2000 and
         The Year Ended June 30, 2001 ..................................................            F-4
    Consolidated Statements of Cash Flows for the Years Ended March 31, 1999
         and 2000, the Three Months Ended June 30, 2000 and the Year Ended June 30, 2001            F-5
    Consolidated Statements of Stockholders' Equity (Deficiency) for the Years
         Ended March 31, 1999 and 2000, the Three Months Ended June 30, 2000 and the
         Year Ended June 30, 2001 ......................................................            F-7
    Notes to the Consolidated Financial Statements .....................................    F-9 to F-35
FINANCIAL STATEMENT SCHEDULE
    For the Years Ended March 31, 1999 and 2000, the Three Months
    Ended June 30, 2000 and the Year Ended June 30, 2001
    Schedule II--Valuation and Qualifying Accounts .....................................           F-36

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

NAME                           AGE   POSITION                                      SINCE    TERM OF OFFICE
----                           ---   --------                                      -----    --------------

Bruno Bonnell                  43    Chairman of the Board of Directors and        1999        2001(3)
                                     Chief Executive Officer
Denis Guyennot(2)              38    Director, President, Chief Operating          2000         2002
                                     Officer and Secretary
Steven A. Denning(1)(2)        53    Director                                      1995         2003
Thomas A. Heymann(2)           43    Director                                      1999         2001(3)
Ann E. Kronen(2)               43    Director                                      2000         2002
Thomas Schmider                39    Director                                      1999         2003
Thomas Mitchell(1)             62    Director                                      2001         2001(3)
James Ackerly(1)               52    Director                                      2001         2001(3)
Harry M. Rubin                 48    Senior Executive Vice President               1998           -
David J. Fremed                41    Senior Vice President and Chief Financial     2000           -
                                     Officer
Lisa S. Rothblum               49    Senior Vice President, General Counsel and    2000           -
                                     Assistant Secretary

---------------------------------------------

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

(3) Represents term of office which will be renewed at the Company's next shareholder's meeting.

         BRUNO BONNELL has served as a director since December 16, 1999 and has been Chairman of the Board and Chief Executive Officer of the Company since February 11, 2000. Since June 1983, Mr. Bonnell has also been the Chairman of the Board of Directors and Chief Executive Officer of Infogrames SA, the Company's parent corporation.

         DENIS GUYENNOT has served as a director of the Company since February 10, 2000. Since February 19, 2000, he has also served as President, Chief Operating Officer and Secretary of the Company. From January 1999 to January 2000, Mr. Guyennot served as President of Distribution for Infogrames Entertainment Europe. From July 1998 to January 1999, Mr. Guyennot served as President of Infogrames Europe's Southern Region. In 1988, Mr. Guyennot founded Ecudis, a distributor of interactive software in Europe, which was acquired by Infogrames in July 1998.

         STEVEN A. DENNING has served as a director of the Company since February 1995. Mr. Denning is the Managing Partner of General Atlantic Partners, LLC, a private equity investment firm focused exclusively on information technology and telecommunications business globally. Mr. Denning is also the President of General Atlantic Service Corporation. Mr. Denning also serves on the board of directors of iFormation Group, Eclipsys Corporation, EXE Technologies, Exult, Inc., Manugistics and The Thomson Corporation.

         THOMAS A. HEYMANN has served as a director since February 8, 1999. From February 8, 1999 until February 10, 2000, he was Chairman of the Board and Chief Executive Officer of the Company. From November 1994 to February 1999, Mr. Heymann was President of The Disney Store, Inc. Since May 2000, Mr. Heymann has been the Managing Director of Digital Coast Ventures. Mr. Heymann also serves on the board of directors of mp3.com as well as the boards of several private companies.

         ANN E. KRONEN has served as a director of the Company since February 10, 2000. Since 1996, Ms. Kronen has been an independent consultant specializing in strategic planning and management development issues. Previously, she was Vice President of Product Development for Disney Educational Publishing.

         THOMAS SCHMIDER has served as a director of the Company since December 16, 1999. Since June 1983, Mr. Schmider has been the Managing Director of Infogrames SA. Mr. Schmider also serves on the board of directors of several private companies that are affiliates of Infogrames SA.

         THOMAS MITCHELL has served as a director of the Company since January 3, 2001. Until his retirement in 1999, Mr. Mitchell served as a Senior Audit Partner at Ernst & Young and also served as the Co-Chairman of Ernst & Young Multinational Partner Group. Mr. Mitchell also serves on the audit and compliance committees of several not-for-profit organizations.

         JAMES ACKERLY has served as a director of the Company since June 14, 2001. He is currently president of Splinternet Communications, Inc., an operator of offshore internet service providers and provider of telecom services, and the president of Solid Contract Baseball, Inc., a recently formed manufacturer of a proprietary baseball hitting instruction device.

         HARRY M. RUBIN has served as Senior Executive Vice President of the Company since January 1, 2001. From April 1998 until September 2000, Mr. Rubin was the President of the International Division of the Company. Prior to that, Mr. Rubin was Executive Vice President and General Manager, International Division and Business Affairs of the Company.

         DAVID J. FREMED has served as Senior Vice President and Chief Financial Officer of the Company since May 8, 2000. From 1996 until May 2000, Mr. Fremed served in various financial capacities, including Chief Financial Officer and Treasurer of Marvel Enterprises, Inc. (formerly Toy Biz, Inc.). Prior to that, Mr. Fremed was Vice President and Controller of Toy Biz, Inc.

         LISA S. ROTHBLUM has served as Senior Vice President, Legal and Business Affairs, and General Counsel of the Company since September 18, 2000. On February 1, 2001, Ms. Rothblum was appointed by the Board of Directors to serve as the Company's Assistant Secretary. From 1982 to 1999, Ms. Rothblum was Senior Vice President of Legal Affairs and General Counsel of PolyGram Holdings, Inc. (now known as Universal Vivendi), and served as that company's Corporate Secretary. Prior to that, Ms. Rothblum was a litigation associate at Greenbaum Wolff & Ernst and a Staff Attorney at the New York Office of the Securities and Exchange Committee.

BOARD COMPOSITION

         The Board of Directors of the Company directs the management of the business and affairs of the Company, as provided by Delaware law, and conducts its business through meetings of the Board of Directors, an Audit Committee and a Compensation Committee. In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

         The Board of Directors held seven meetings during the fiscal year ended June 30, 2001. During the period in which he or she served as a director, each director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors plus the total number of meetings of the committees of the Board of Directors on which he or she served.

         The Audit Committee currently is composed of Mr. Ackerly, Mr. Denning and Mr. Mitchell to comply with Nasdaq's amended Nasdaq Marketplace Rules (the "Rules"). Prior to June 14, 2001, the Audit Committee was composed of Mr. Denning, Mr. Heymann and Ms. Kronen. The Audit Committee reviews the adequacy of internal controls, the scope and results of annual audits and other services provided by the Company's independent public accountants. The Audit Committee met three times during the fiscal year ended June 30, 2001.

         The Compensation Committee was established by the Board of Directors on February 1, 2001. The Compensation Committee is composed of Mr. Denning, Mr. Guyennot, Mr. Heymann and Ms. Kronen. Following the acquisition by Infogrames SA of its interest in the Company and until the creation of the Compensation Committee, the Board of Directors acted in the interim as a whole with respect to the Company's compensation plans, programs and policies for executive officers, monitoring the performance and compensation of executive officers and other key employees, and related decisions concerning matters of executive compensation.

         The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole. Any stockholder who wishes to make a nomination at an annual or special meeting for the election of directors must do so in compliance with the applicable procedures set forth in the Company's By-laws.

DIRECTOR COMPENSATION

         Directors who also serve as employees of the Company do not receive any compensation for their service on the Board of Directors. Effective February 1, 2001, each non-employee director serving on the Board of Directors is given (i) an annual retainer of $15,000, (ii) an annual stock option grant for 5,000 shares of the Company's common stock and (iii) a one-time stock option grant for 15,000 shares of the Company's common stock.

         From December 16, 1999 through January 31, 2001, the Company did not have any standard arrangements with respect to the compensation of non-employee directors, except that each of Mr. Denning, Mr. Heymann and Ms. Kronen received a one-time stock option grant for 6,000 shares of the Company's common stock for serving on the Board of Directors in 2000. Prior to December 16, 1999, each non-employee director of the Company was paid an annual retainer of $15,000 and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof he or she attended.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the directors and executive officers of the Company and persons who beneficially own more than ten percent of the Company's common stock (collectively, the "Reporting Persons") to report their ownership of and transactions in the Company's common stock to the SEC. Copies of these reports are also required to be supplied to the Company. The Company believes, upon a review of the copies of such reports received by the Company and written representations furnished by the Reporting Persons to the Company, that during the fiscal year ended June 30, 2001 the Reporting Persons complied with all applicable Section 16(a) reporting requirements except that Mr. Ackerly failed to timely file Form 3 and such Form 3 was subsequently filed on July 11, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation earned by the Company's Chief Executive Officer and its four most highly compensated executive officers for the fiscal years ended June 30, 2001 (collectively, the "Named Executive Officers") for the last three fiscal years, if applicable.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                         ---------------------------------------------------  --------------------------------------
                                                                               OTHER ANNUAL        SECURITIES         ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR     SALARY($)      BONUS($)    COMPENSATION($)  UNDERLYING OPTIONS(#)  COMPENSATION($)
---------------------------              ----     ---------      --------    ---------------  ---------------------  ---------------

Bruno Bonnell.......................     2001         --            --           60,000(1)         1,000,000                  --
   Chief Executive Officer               2000         --            --               --              200,000                  --


Denis Guyennot......................     2001    300,000       162,000(2)       258,832(3)           500,000               4,200(4)
   President, Chief Operating Officer    2000     75,000(5)    100,000(6)        71,329(7)           100,000                  --
     and Secretary


Harry M. Rubin......................     2001    360,000(8)    170,000(2)       $27,000(9)           150,000           1,602,475(10)
   Senior Executive Vice President       2000    420,385        58,000(11)      $24,000(9)            50,000                  --
                                         1999    381,769            --               --                  --                   --


David J. Fremed....................      2001    275,000        94,000(2)            --               50,000               5,499(4)
Senior Vice President and Chief          2000     45,833(12)    20,000(6)            --               30,000                  --
   Financial Officer


Lisa S. Rothblum .................       2001    211,979(13)    82,000(2)            --               60,000(14)           4,313(4)
Senior Vice President, General
   Counsel and Assistant Secretary

-------------------------------------------

(1)  Represents housing allowance from January 2001 through May 2001.

(2) 50% of this bonus amount was paid on July 20, 2001 and the remaining 50% of this amount will be paid on October 5, 2001.

(3) (i) $171,008 of this amount represents housing allowance, (ii) $41,139 of this amount represents car allowance and (iii) $46,685 of this amount represents relocation allowance.

(4) Represents Company contributions on behalf of the Named Executive Officers to the Company's 401(k) Profit Sharing Plan.

(5) Mr. Guyennot became President, Chief Operating Officer and Secretary of the Company on February 19, 2000 and joined the Company's payroll on April 3, 2000. This amount represents payment of salary from April 3, 2000 through June 30, 2000 based on his annual salary of $300,000.

(6)  Represents sign-on bonus.

(7) (i) $65,000 of this amount represents housing allowance and (ii) $6,329 of this amount represents car allowance.

(8) Mr. Rubin entered into a new employment agreement with the Company effective January 1, 2001. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements - Employment Agreement with Harry M. Rubin". Represents payment of salary from (i) July 2000 through December 2000 based on his annual salary of $420,385 and (ii) from January 2001 through June 2001 based on his annual salary of $300,000.

(9)  Represents car allowance.

(10) Represents (i) $1,600,000 of payment made upon entering into the New Rubin Employment Agreement (See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements - Employment Agreement with Harry M. Rubin") and (ii) $2,475 of the Company's contribution on behalf of Mr. Rubin to the Company's 401(k) Profit Sharing Program.

(11) Represents bonus earned during the fiscal year ended March 31, 1999.

(12) Mr. Fremed became Senior Vice President and Chief Financial Officer of the Company on May 8, 2000. This amount represents payment of salary from May 8, 2000 through June 30, 2000 based on his annual salary of $275,000.

(13) Ms. Rothblum became Senior Vice President and General Counsel of the Company on September 18, 2000. This amount represents payment of salary from September 18, 2000 through June 30, 2001, based on her annual salary of $275,000.

(14) 10,000 of these common stock options represent sign-on bonus.

         For use by the Company's executive officers, directors, consultants and relocating executives, the Company leases four corporate apartments in New York City, which leases expire in July 2001, August 2001, December 2001 and January 2002.

         Through the INA Merger, the Company has acquired a month-to-month lease for a residence in Santa Clara, California, for use by the Company's directors and executive officers.

         Option Grants. Shown below is information regarding stock options granted under the Company's stock incentive plans to the Named Executive Officers during the fiscal year ended June 30, 2001. The following table also shows the hypothetical value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. These assumed rates of growth are required by the SEC for illustration purposes only and are not intended to forecast possible future stock prices.

                        OPTION GRANTS IN LAST FISCAL YEAR

                             NUMBER OF         PERCENT OF
                             SECURITIES      TOTAL OPTIONS                                       POTENTIAL REALIZABLE VALUE
                             UNDERLYING        GRANTED TO                                         AT ASSUMED ANNUAL RATES OF
                              OPTIONS         EMPLOYEES IN     EXERCISE PRICE                      STOCK PRICE APPRECIATION
                             GRANTED(#)      FISCAL YEAR(1)     PER SHARE(2)    EXPIRATION DATE       FOR OPTION TERM(3)
                             ----------      --------------     ------------    ---------------       ------------------
                                                                                                      5%             10%
                                                                                                      --             ---

Bruno Bonnell                 100,000(4)           2.4221%        $5.1875          09/22/10           $326,240       $826,750
                              900,000(5)          21.7985%        $6.2500          12/21/10         $3,537,540     $8,964,810


Denis Guyennot                200,000(4)           4.8441%        $5.1875          09/22/10           $652,480     $1,653,500
                              300,000(5)           7.2662%        $6.2500          12/21/10         $1,179,180     $2,988,270


Harry M. Rubin                 50,000(4)           1.2110%        $5.1875          09/22/10           $163,120       $413,375
                              100,000(6)           2.4221%        $5.0625          04/06/11           $318,380       $806,830


David J. Fremed                50,000(4)           1.2110%        $5.1875          09/22/10           $163,120       $413,375


Lisa S. Rothblum               60,000(4)           1.4532%        $5.1875          09/22/10           $195,744       $496,050

--------------------------------------------------------

(1) The Company granted 4,128,722 Common Stock options to employees during fiscal year ended June 30, 2001.

(2) The exercise price is equal to the fair market value of the Company's common stock on the close of the last business day prior to the date of grant.

(3) Represents the product of (i) the difference between (A) the product of the per-share fair market value at the time of the grant compounded annually at the assumed rate of appreciation over the term of the option, and (B) the per-share exercise price of the option, and (ii) the number of shares underlying the grant at the fiscal year end.

(4) 25% of the options will become exercisable on September 22, 2001 and 6.25% of the options will become exercisable each calendar quarter thereafter.

(5) 25% of the options will become exercisable on December 21, 2001 and 6.25% of the options will become exercisable each calendar quarter thereafter.

(6) 25% of the options will become exercisable on April 6, 2002 and 6.25% of the options will become exercisable each calendar quarter thereafter.

         Aggregated Option Exercises and Year-End Option Values. Shown below is information relating to the exercise of stock options during the fiscal year ended June 30, 2001 for each of the Company's Named Executive Officers and the year-end value of unexercised options held by the Named Executive Officers.

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

                                                                                     NUMBER OF          VALUE OF UNEXERCISED
                                                                               SECURITIES UNDERLYING        IN-THE-MONEY
                                                                                UNEXERCISED OPTIONS          OPTIONS AT
                                              SHARES                           AT JUNE 30, 2001 (#)     JUNE 30, 2001 ($)(1)
                                            ACQUIRED ON         VALUE              (EXERCISABLE/            (EXERCISABLE/
NAME                                        EXERCISE(#)      REALIZED($)          UNEXERCISABLE)           UNEXERCISABLE)
----                                        -----------      -----------          --------------           --------------


Bruno Bonnell...........................          0              $0.00            50,000/1,150,000          0/1,456,250
Denis Guyennot..........................          0               0.00              25,000/575,000            0/887,500
Harry M. Rubin..........................          0               0.00             115,546/150,000       28,481/374,375
David J. Fremed.........................          0               0.00                7,500/72,500            0/120,625
Lisa S. Rothblum........................          0               0.00                    0/60,000            0/144,750

------------------------------------------

(1) Market value of underlying shares of Common Stock on June 29, 2001 ($7.60), minus the aggregate exercise price.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

   Employment Agreement with Harry M. Rubin

         The Company and Harry M. Rubin entered into an agreement and release dated April 7, 2000 and a letter agreement dated June 15, 2000. These agreements will terminate certain provisions of the employment agreement, dated as of April 28, 1998 between the Company and Mr. Rubin, in the event that Mr. Rubin elects to resign from the Company on or prior to September 30, 2000. Mr. Rubin elected not to resign from the Company and entered into a letter agreement with the Company dated December 21, 2000 (the "New Rubin Employment Agreement"). In consideration of entering into the New Rubin Employment Agreement and as a result of the Company's change-in-control (i.e., acquisition of the Company by Infogrames SA), the Company made a payment of $1,600,000 to Mr. Rubin. Under the New Rubin Employment Agreement, the Company appointed Mr. Rubin as Senior Executive Vice President beginning January 1, 2001. Mr. Rubin receives an annual salary of $300,000 and is eligible to participate in the Company's Corporate Executive Incentive Program, pursuant to which he may receive a bonus of up to 50% of his base salary. In addition, Mr. Rubin receives a car allowance of $2,500 per month. If Mr. Rubin's employment is terminated without cause within two years of his employment with the Company pursuant to the New Rubin Employment Agreement, he will receive a severance payment equal to six months of his base salary.

   Employment Agreement with Lisa S. Rothblum

         On September 6, 2000, the Company entered into an employment agreement with Lisa S. Rothblum, appointing her as Senior Vice President and General Counsel of the Company beginning September 18, 2000. Ms. Rothblum received 60,000 Common Stock options (10,000 of these options represent sign-on bonus) and receives an annual salary of $275,000. Ms. Rothblum is eligible to participate in the Company's Corporate Executive Incentive Program, pursuant to which she may receive a bonus of up to 40% of her base salary. If Ms. Rothblum's employment is terminated without cause within two years of her employment with the Company, she will receive a severance payment equal to six months of her base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors is composed of Mr. Denning, the Executive Managing Member of General Atlantic Partners, LLC, a shareholder of the Company, Mr. Guyennot, the President, Chief Operating Officer and Secretary of the Company, Mr. Heymann, a former Chief Executive Officer of the Company, and Ms. Kronen.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of August 15, 2001, concerning the Common Stock of the Company beneficially owned by (i) each director and nominee of the Company, (ii) the Named Executive Officers and all executive officers and directors as a group and (iii) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                                         AMOUNT AND NATURE
                                                                                           OF BENEFICIAL
                                                                                        OWNERSHIP OF SHARES
NAME OF BENEFICIAL OWNER                                                                OF COMMON STOCK(1)     PERCENTAGE**
------------------------                                                                ------------------     ------------

General Atlantic Partners, LLC.................................................            3,985,705(2)           5.57%
    3 Pickwick Plaza, Greenwich, CT 06830
Steven A. Denning..............................................................            3,987,205(3)           5.57%
California U.S. Holdings, Inc..................................................           69,076,760(4)           89.8%
    1, Place Verrazzano, 69252 Lyon Cedex 09, France
Infogrames Entertainment S.A...................................................           69,076,760(4)           89.8%
    1, Place Verrazzano, 69252 Lyon Cedex 09, France
Bruno Bonnell..................................................................           69,151,760(5)           89.8%
Thomas Schmider................................................................           69,089,260(6)           89.8%
Thomas Heymann.................................................................              113,900(7)               *
Ann E. Kronen..................................................................                1,500(8)               *
Denis Guyennot.................................................................               75,000(9)               *
Thomas Mitchell................................................................                3,000(10)              *
James Ackerly..................................................................                    0(11)              *
Harry M. Rubin.................................................................              128,466(12)              *
David J. Fremed................................................................               20,340(13)              *
Lisa S. Rothblum...............................................................               15,000(14)              *
All named executive officers and directors as a group (10 persons).............           73,507,911(15)          92.0%


*    Less than 1%.

** As of September 10, 2001, 69,524,688 shares of Common Stock were outstanding, excluding shares issuable upon exercise or conversion of outstanding options, warrants, convertible notes and other convertible securities.


(1) For purposes of this table, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the beneficial owners of shares of Common Stock listed above have sole investment and voting power with respect to such shares, subject to community property laws where applicable. In addition, for purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares that such person has the right to acquire by October 14, 2001. For purposes of calculating the percentage of outstanding shares held by each person listed above, any shares which such person has the right to acquire by October 14, 2001 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(2) Includes (i) 836,909 shares held by General Atlantic Partners 16, L.P. ("GAP 16"), 418,455 shares held by General Atlantic Partners 19, L.P. ("GAP 19"), 129,541 shares held by GAP Coinvestment Partners, L.P. ("GAP Coinvestment") and 100,800 shares held by General Atlantic Partners II, L.P. ("GAP II"), and (ii) 2,040,600 shares of Common Stock issuable upon conversion of a convertible note held by General Atlantic Partners 54, L.P. ("GAP 54") and 459,400 shares of Common Stock issuable upon conversion of a convertible note held by GAP Coinvestment Partners II, L.P. ("GAP Coinvestment II"). The general partner of GAP 16, GAP 19, GAP II and GAP 54 is General Atlantic Partners, LLC, a Delaware limited liability company. The managing members of General Atlantic Partners, LLC are also the general partners of GAP Coinvestment and GAP Coinvestment II. Mr. Denning, a Director of the Company and a member of the Audit Committee and the Compensation Committee of the Company's Board of Directors, is the Executive Managing Member of General Atlantic Partners, LLC and a general partner of GAP Coinvestment and GAP Coinvestment II. Mr. Denning disclaims beneficial ownership of shares owned by GAP 16,

     GAP 19, GAP 54 and GAP Coinvestment, GAP Coinvestment II and GAP II, except to the extent of his pecuniary interest therein.

(3) See footnote 2. Includes 1,500 shares that can be acquired through stock option exercises within 60 days.

(4) Includes (i) a proxy for the vote of 260,000 shares of Common Stock held by the Cayre family; and (ii) 7,146,544 shares of Common Stock issuable upon conversion of a convertible note. Infogrames SA may be deemed to beneficially own all of the shares held by CUSH because CUSH is a wholly-owned subsidiary of Infogrames SA. Mr. Bruno Bonnell may be deemed to beneficially own all of the shares held by CUSH because he is the Chairman of the Board of Directors, President and Chief Executive Officer of Infogrames SA. Mr. Thomas Schmider may be deemed to beneficially own all of the shares held by CUSH because he is the Managing Director of Infogrames SA. Each of Mr. Bonnell and Mr. Schmider disclaims beneficial ownership of such shares.

(5) See footnote 4. Mr. Bonnell is a Director, Chairman of the Board and Chief Executive Officer of the Company. Mr. Bonnell is the beneficial owner of approximately 9% of Infogrames SA. Includes 75,000 shares that can be acquired through stock option exercises within 60 days.

(6) See footnote 4. Mr. Schmider is a Director of the Company. Mr. Schmider is the beneficial owner of approximately 8% of Infogrames SA. Includes 12,500 shares that can be acquired through stock option exercises within 60 days.

(7) Mr. Heymann is a Director of the Company. Represents 113,900 shares that can be acquired through stock option exercises within 60 days.

(8) Ms. Kronen is a Director of the Company. Represents 1,500 shares that can be acquired through stock option exercises within 60 days.

(9) Mr. Guyennot is a Director, President, Chief Operating Officer and Secretary of the Company. Represents 75,000 shares that can be acquired through stock option exercises within 60 days.

(10) Mr. Mitchell is a Director of the Company and owns 3,000 shares.

(11) Mr. Ackerly is a Director of the Company.

(12) Mr. Rubin is Senior Executive Vice President of the Company. Represents 420 shares owned by Mr. Rubin and 128,046 shares that can be acquired through stock option exercises within 60 days.

(13) Mr. Fremed is Senior Vice President, Finance and Chief Financial Officer of the Company. Represents 340 shares owned by Mr. Fremed and 20,000 shares that can be acquired through stock option exercises within 60 days.

(14) Ms. Rothblum is Senior Vice President, General Counsel and Assistant Secretary of the Company. Represents 15,000 shares that can be acquired through stock option exercises within 60 days.

(15) See footnote 1. Includes (i) a proxy for the vote of 260,000 shares of Common Stock held by the Cayre family; (ii) 7,146,544 shares issuable upon conversion of the note held by CUSH; (iii) 2,500,000 shares issuable upon conversion of the notes held by GAP Coinvestment II and GAP 54; and (iv) 442,446 shares subject to options exercisable within 60 days.

CHANGE OF CONTROL OF THE COMPANY

         During the fiscal year ended June 30, 2001, no event has occurred which resulted in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

Infogrames SA

         On January 26, 2001, Infogrames SA and the Company entered into a letter agreement whereby Infogrames SA has agreed to pay the Company a total one-time fee of $1.0 million in consideration for the Company's services rendered to

Infogrames SA in connection with the purchase of Hasbro Interactive, Inc., Games.com, Inc., Atari Interactive, Inc. and certain other companies, which was consummated on January 26, 2001.

         On October 2, 2000, the Company completed a merger with INA, a wholly-owned subsidiary of its majority shareholder, Infogrames SA (the "INA Merger"). This transaction was treated as a common control business combination accounted for on an "as-if pooled" basis. The following outlines the transactions consumated by the Company as of October 2, 2000:

(a) The Company and Infogrames SA entered into a distribution agreement, which provides for the distribution by the Company of Infogrames SA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA 30% of the gross profit on such products, while retaining 70% of the gross profit for the Company.

(b) The outstanding debt under the Credit Agreement and certain intercompany payables between the Company and Infogrames SA were converted into the Company's common stock at $6.40 per share. The balance of the Credit Agreement and certain intercompany payables owed to Infogrames SA prior to the INA Merger was approximately $128.6 million, which converted to 20,089,224 shares of the Company's common stock. In addition, the Company amended the Credit Agreement with Infogrames SA to provide for an aggregate commitment of $50 million with primarily the same terms as the previous facility. The latest amendment of the Credit Agreement is dated June 7, 2001, which extends the facility to December 31, 2001.

(c) All warrants held by Infogrames SA and California U.S. Holdings, Inc. ("CUSH"), were exercised for an aggregate of 955,000 of the Company's common stock at $0.05 per share.

(d) The Company assumed a $35.0 million revolving credit facility (the "BNP Credit Facility") with BNP Paribas ("BNP") which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001.

(e) The Company issued 28,000,000 shares of its common stock to CUSH in exchange for all the outstanding shares of INA held by CUSH. The net assets of INA were valued at approximately $5.1 million as of October 2, 2000.

         For the period from December 16, 1999 through June 30, 2000, the Company was granted the non-exclusive right in the U.S. and Canada to act as the sales agent for INA, for INA's products, pursuant to which the Company received 3% of net receipts for such products. The parties entered into a subsequent agreement for the period from July 1, 2000 to October 2, 2000, pursuant to which the Company received 15% of net receipts for such products. These agreements were terminated upon consummation of the INA Merger.

Purchases of product by and  from Infogrames SA

         During the three months ended June 30, 2000 and the year ended June 30, 2001, the Company purchased $0.7 million, and $0.4 million of product from Infogrames SA, respectively. No purchases were made for the years ended March 31, 1999 and 2000. As of June 30, 2001, the Company has approximately $0.4 million outstanding payables related to purchase of product from Infogrames SA. Additionally, Infogrames SA has purchased product from the Company representing $0.3 million for the year ended June 30, 2001. No purchases were made by Infogrames SA from the Company for the year ended March 31, 1999, 2000, and the three months ended June 30, 2000. As of June 30, 2001, the Company has approximately $0.3 million of outstanding receivables related to the selling of such product.

Management fees charged to the Company by Infogrames SA

         Infogrames SA charges the Company monthly management fees for various global management and system support. For the year ended March 31, 2000, the three months ended June 30, 2000 and the year ended June 30, 2001 management fees charged to the company from Infogrames SA totaled $0.6 million, $0.2 million and $2.8 million, respectively. As of June 30, 2001, $0.8 million remains outstanding. No such fees were charged for the year ended March 31, 1999.

Interest expense and facility fees charged to the Company by Infogrames SA

         Infogrames SA charges the Company monthly interest and fees for the amount outstanding on the related party credit facility and its usage. The interest rate is approximately prime plus 2.5%. For the year ended March 31, 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, the Company incurred interest and fees of approximately $1.1 million, $2.1 million and $3.8 million, respectively. No interest or fees was incurred from Infogrames SA for the year ended March 31, 1999. As of June 30, 2001, approximately $0.3 million remained unpaid.

Interest expense on notes payable charged to the Company by Infogrames SA

         Infogrames SA charges the Company monthly interest for the amount outstanding on the long term related party 5% notes payable. The interest rate is approximately 5%. For the year ended March 31, 2000, three months ended June 30, 2000 and year ended June 30, 2001, the Company incurred interest of approximately $0.9 million, $0.8 million and $3.2 million, respectively (Note
16).

Royalty agreement between the Company and Infogrames SA

         The Company and Infogrames SA entered into a distribution agreement, which provides for the distribution by the company of Infogrames SA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA 30% of the gross profit on such products, while retaining 70% of the gross profit for the Company. The Company records this charge as royalty expense. For the year ended June 30, 2001, the Company recorded $4.9 million of royalty expense, which has been paid as of year end. The agreement also includes distribution by Infogrames SA of the Company's products across Europe, pursuant to which Infogrames SA will pay the Company 30% of the gross profit on such products, which the Company recognizes as royalty income. For the year ended June 30, 2001, royalty income for the Company based on the agreement amounted to $13.7 million of which $2.7 million remains outstanding at June 30, 2001. For the years ended March 31, 1999 and 2000 and the three months ended June 30, 2000, no royalty income or expense was recognized by the Company relating to Infogrames SA.

Transactions with Infogrames Melbourne House, Australia

         Infogrames Melbourne House, Australia, a wholly-owned subsidiary of Infogrames, SA, is an external product developer for the Company. They performed such services as product development, designing, and testing for the Company during the year ended June 30, 2001. No such services were performed in any prior period. For the year ended June 30, 2001, services provided and charged to the Company amounted to approximately $0.7 million. The Company has no amount outstanding to Infogrames Melbourne House as of June 30, 2001.

Transactions with OziSoft Entertainment

         Ozisoft Entertainment is a wholly-owned subsidiary of Infogrames SA ("Ozisoft"). Effective, July 1, 2000, the Company charges Ozisoft management fees of $0.4 million per annum primarily for the management and maintenance of information systems. For the year ended June 30, 2001, the Company recognized $0.4 million as management fee revenue which remains outstanding at June 30, 2001.

   Transactions with Paradigm Entertainment, Inc.

         Paradigm Entertainment Inc., a wholly owned subsidiary of Infogrames SA as of July 2000, is an external product developer for the Company. They perform such services as program development, designing and testing. For the year ended June 30, 2001, services provided and charged to the Company amounted to $3.9 million, of which $1.9 million remains outstanding at June 30, 2001.

Purchases of product from Infogrames Interactive Inc.

         During the year ended June 30, 2001, the Company purchased $9.5 million of product from Infogrames Interactive Inc. ("Infogrames Interactive"), representing approximately 9.2% of total purchases by the Company for the year. As of June 30, 2001, the Company has approximately $9.5 million outstanding related to purchase of product from Infogrames Interactive which remains outstanding at June 30, 2001.

Royalty Agreement between the Company and Infogrames Interactive

         As part of the acquisition and change of Infogrames Interactive any distribution of Infogrames Interactive products by the Company will result in the Company paying Infogrames Interactive 30% of the gross profit of such products as royalty expense, while retaining 70% of the gross profit for the Company. For the year ended June 30, 2001, the Company incurred royalty expense of $9.9 million related to the distribution of Infogrames Interactive products, which remains outstanding at June 30, 2001.

Management fees charged to Infogrames Interactive by the Company

         The Company charges management fees to Infogrames Interactive primarily for the legal, financial, information systems and human resource management. For the year ended June 30, 2001, management fee revenue of $1.3 million was recorded for these services, of which $1.3 million remains outstanding at June 30, 2001. Additionally, the Company has incurred cost and spent cash on behalf of Infogrames Interactive in efforts to help in the transition. The Company has approximately $8.5 million outstanding as of June 30, 2001.

Employment Agreement with Harry M. Rubin

         The Company and Harry M. Rubin entered into an agreement and release dated April 7, 2000 and a letter agreement dated June 15, 2000. These agreements will terminate certain provisions of the employment agreement, dated April 28, 1998 between the Company and Mr. Rubin, in the event that Mr. Rubin elects to resign from the Company on or prior to September 30, 2000. Mr. Rubin elected not to resign from the Company and entered into a letter agreement with the Company dated December 21, 2000 (the "New Rubin Employment Agreement"). In consideration of entering into the New Rubin Employment Agreement and as a result of the Company's change in control (i.e., acquisition of the Company by Infogrames SA), the Company made a payment of approximately $1.6 million to Mr. Rubin. Under the New Rubin Employment Agreement, the Company appointed Mr. Rubin as Senior Executive Vice President beginning January 1, 2001. Mr. Rubin receives an annual salary of $0.3 million and is eligible to participate in the Company's Corporate Executive Incentive Program, pursuant to which he may receive a bonus up to 50% of his base salary. In addition, Mr. Rubin receives a car allowance of $2,500 per month. If Mr. Rubin's employment is terminated without cause within two years of his employment with the Company pursuant to the New Rubin Employment Agreement, he will receive a severance payment equal to six months of his base salary.

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

10.5 The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.6 Employment Agreement, dated April 28, 1998, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.6a Agreement and Release, dated April 7, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10a to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.6b Letter Agreement, dated June 15, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10b to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.6c Letter Agreement, dated December 21, 2000, by and between Harry Rubin and the Company.*

10.7 Letter Agreement, dated April 20, 2000, by and between David Fremed and the Company is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.8 Letter Agreement, dated September 7, 2000, by and between Lisa Rothblum and the Company.*

10.9 Lease Agreement between the Company and Plymouth 2200, LLP, dated September 6, 1996 is incorporated herein by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.10 Agreement of Lease, dated as of December 12, 1996, by and between the Company and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.11 Lease Agreement between the Company and Netbreeders Realty LLC, dated November 1, 1999.

10.12 Lease Agreement between the Company and CarrAmerica Realty Corporation, dated February 17, 2000.

10.13 Sublease Agreement between the Company and North American Mortgage Company, dated February 17, 2000.

10.14 Sublease Agreement between the Company and SAVI Technology, Inc., dated May 30, 2001.

10.15 Lease Agreement between the Company and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001.

10.16 Lease Agreement between the Company and MV 1997, L.L.C., dated November 24, 1997.

10.17 Lease Agreement between the Company and Northwest Properties Realty Corp., dated February 22, 1999.

10.18 Lease Agreement between the Company and Cimarron Airpark L.L.C. VIII, dated June 1, 1995.

10.19 Sublease Agreement between the Company and XPIDATA, Inc., dated December 6, 1996.

10.20 Lease Agreement between the Company and Brookfield J, LLC, dated December 23, 1998.

10.21 Services Agreement between the Company and GoodTimes Home Video Corp., dated as of January 1, 1995, is incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed October 20, 1995.

10.22 GTIS Master Option and License Agreement between the Company and the Williams Entertainment Group, dated December 28, 1994, and the Amendment to such agreement, dated March 31, 1995, are incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed October 20, 1995.

10.23 GTIS Master Option and License Agreement (Home Video Games) between the Company and the Williams Entertainment Group, dated March 31, 1995 is incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed October 20, 1995.

10.24 Agreement by and between the Company and REPS is incorporated herein by reference to an exhibit filed as a part of the Company's Registration Statement on Form S-1 filed October 20, 1995.

10.25 Warehouse Services Contract, dated March 2, 1999, by and between the Company and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.26 Distribution Agreement between Infogrames Entertainment SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.26a Amendment to Distribution Agreement between Infogrames Entertainment SA and the Company dated as of July 1, 2000.

10.27 Trademark Agreement, dated as of May 10, 2000, by and between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28 Credit Agreement, dated as of September 11, 1998, by and among the Company, the Lenders thereto, NationsBanc Montgomery Securities, LLC, as Syndication Agent, Fleet Bank, N.A., as Documentation Agent, and First Union National Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.28a Second Amendment, Waiver and Agreement, dated as of June 29, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on August 5, 1999.

10.28b Third Amendment, Consent, Waiver and Agreement, dated as of November 15, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 19, 1999.

10.28c Right of First Refusal Offer Agreement, dated November 15, 1999, by and among California U.S. Holdings, Inc. and the Lenders named therein is incorporated herein by reference to Exhibit 13 to the
            Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.

10.28d Amended and Restated Unconditional Subsidiary Guaranty Agreement, dated as of November 15, 1999, among certain subsidiaries of the Company, California U.S. Holdings, Inc. and First Union National Bank, as administrative agent, for the benefit of the Lenders is incorporated herein by reference to Exhibit 15 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.

10.28e Second Amended and Restated Security Agreement, dated as of November 15, 1999, by and among the Registrant, certain of its subsidiaries, First Union National Bank, as Administrative Agent, and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit
            10.4 to the Company's Current Report on Form 8-K filed on November 19, 1999.

10.28f Second Amended and Restated Pledge Agreement, dated as of November 15, 1999, by the Company and certain of its subsidiaries in favor of First Union National Bank, as Administrative Agent, and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit
            10.5 to the Company's Current Report on Form 8-K filed on November 19, 1999.

10.28g Master Assignment and Acceptance, dated as of February 15, 2000, by and among the Company, the Assignors and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26g to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28h Warrant Agreement, dated as of February 15, 2000, by and among the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26h to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28i Warrant Certificate, dated as of February 15, 2000, issued to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.26i to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28j Fourth Amendment to the Credit Agreement, dated as of February 15, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26j to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28k Reimbursement and Cash Collateral Agreement, dated as of February 15, 2000, by and between the Company and First Union National Bank is incorporated herein by reference to Exhibit 10.26k to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28l Collateral Assignment Agreement, dated as of February 15, 2000, by and among First Union National Bank, Infogrames SA, the Company and the Guarantors is incorporated herein by reference to Exhibit 10.26l to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28m Fifth Amendment to the Credit Agreement, dated as of March 31, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26m to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28n Sixth Amendment to the Credit Agreement, dated as of June 29, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26n to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28o Ninth Amendment to the Credit Agreement, dated as of June 7, 2001, to the Credit Agreement by and between the Company and Infogrames Entertainment SA.

10.29 Stock Purchase Agreement, dated February 8, 1999, among the Company, General Atlantic Partners 54, L.P. and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on March 2, 1999.

10.30 Warrant Agreement, dated as of June 29, 1999, among the Company, GAP 54, GAPCO II and the other parties named therein is incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.

10.31 Letter Agreement, dated June 29, 1999, among GAP 54, GAPCO II, Joseph J. Cayre, Kenneth Cayre and Stanley Cayre is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.

10.32 Form of Option Agreement, dated as of July 30, 1999, among GAP 54, GAPCO II and the other parties named therein is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.

10.33 Securities Purchase Agreement, dated as of November 15, 1999, by and among Infogrames Entertainment S.A., California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on November 19, 1999.

10.34 Securities Exchange Agreement, dated as of November 15, 1999, by and among the Company, General Atlantic Partners 54, L.P., and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on 8-K filed on November 19, 1999.

10.35 Promissory Note of the Company in the aggregate principal amount of $25,000,000 payable to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on 8-K filed on November 19, 1999.

10.36 Warrant to Purchase 50,000 shares of Common Stock, issued to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.

10.37 Form of GAP Warrant is incorporated herein by reference to Exhibit 9 to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.

10.38 Note Purchase Agreement, dated as of November 15, 1999, between certain members of the Cayre Group and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 11B to the
            Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.

10.39 Equity Purchase and Voting Agreement, dated as of November 15, 1999, among Infogrames Entertainment S.A., California U.S. Holdings, Inc., GAP 16, GAP 19, GAP II, GAP 54, GAPCO and GAPCO II is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.40 Form of GAP 54 Note is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.41 Form of GAPCO II Note is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.42 5% Subordinated Convertible Note of the Company is incorporated herein by reference to Exhibit 6 to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on January 10, 2000.

10.43 Services Agreement, dated as of January 1, 2000, between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.44 Sales Agency Agreement dated as of December 16, 1999 between Infogrames North America, Inc. and the Company is incorporated herein by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000

10.45 Affiliated Label Agreement dated as of July 1, 2000 between Infogrames North America, Inc. and the Company is incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.46 Services Agreement, dated as of January 26, 2001, between the Company and Infogrames Interactive, Inc.

10.47 Letter Agreement, dated as of January 26, 2001, between the Company and Infogrames Entertainment SA.

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

22.4 Information Statement on Schedule 14C filed on September 12, 2000 is incorporated herein by reference.

23.1 Consent of Arthur Andersen LLP is incorporated herein by reference to Exhibit 23.1 to the Company's Registration Statement on Form S-8 filed on February 2, 2001.

23.2        Consent of Deloitte & Touche LLP.

24.1        Power of Attorney.

99.1 Amended and Restated Audit Committee Charter is incorporated herein by reference to Appendix A to the Company's proxy statement dated June 29, 2000.

Exhibit indicated with an * symbol is a management contract or compensatory plan or arrangement filed pursuant to Item 14 of Form 10-K.

         A copy of any of the exhibits included in this Annual Report on Form 10-K may be obtained by written request to the Company, upon payment of a fee of $0.10 per page to cover costs. Requests should be sent to the Company at the address set forth on the front cover, attention Director, Investor Relations.

         (c)  Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the fiscal year ended June 30, 2001:

          DATE OF REPORT                      ITEMS REPORTED               FINANCIAL STATEMENTS FILED
          --------------                      --------------               --------------------------

           July 6, 2000                              8                                None
           October 6, 2000                          2,7                               None

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INFOGRAMES, INC.

                                           By: /s/   DAVID J. FREMED
                                              ----------------------------------
                                              Name:  David J. Fremed
                                              Title:  Chief Financial Officer
                                              Date:  September 26, 2001

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


             SIGNATURE                           TITLE(S)                                                  DATE
             ---------                           --------                                                  ----

        /s/  BRUNO BONNELL              Chairman of the Board of Directors and Chief                     September 26, 2001
-----------------------------------         Executive Officer (principal executive
           Bruno Bonnell                    officer) and Director

      /s/  STEVEN A. DENNING            Director                                                         September 26, 2001
-----------------------------------
         Steven A. Denning

        /s/  DENIS GUYENNOT             Director and President, Chief Operating                          September 26, 2001
-----------------------------------         Officer and Secretary
          Denis Guyennot


      /s/  THOMAS A. HEYMANN            Director                                                         September 26, 2001
-----------------------------------
         Thomas A. Heymann

        /s/  ANN E. KRONEN              Director                                                         September 26, 2001
-----------------------------------
           Ann E. Kronen

       /s/  THOMAS SCHMIDER             Director                                                         September 26, 2001
-----------------------------------
          Thomas Schmider

       /s/  THOMAS MITCHELL             Director                                                         September 26, 2001
-----------------------------------
          Thomas Mitchell

         /s/ JAMES ACKERLY              Director                                                         September 26, 2001
-----------------------------------
           James Ackerly

       /s/  DAVID J. FREMED             Chief Financial Officer (principal financial                     September 26, 2001
-----------------------------------         officer and principal accounting officer)
          David J. Fremed

* By:  /s/  DAVID J. FREMED                                                                              September 26, 2001
-----------------------------------
(David J. Fremed, Attorney-in-Fact)

                        INFOGRAMES, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Infogrames, Inc.
New York, New York

         We have audited the accompanying consolidated balance sheets of Infogrames Inc. and subsidiaries (the "Company") as of June 30, 2001, June 30, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for years ended June 30, 2001, March 31, 2000 and the three months ended June 30, 2000. Our audits also included the consolidated financial statement schedule listed at Item 14. These financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infogrames, Inc. and its subsidiaries as of June 30, 2001 and June 30, 2000 and the consolidated results of their operations and their cash flows for the years ended June 30, 2001, March 31, 2000 and the three months ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  Deloitte & Touche LLP



New York, New York
August 24, 2001 (September 14, 2001 as to Note 3 (d))

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Infogrames, Inc. and subsidiaries:

         We have audited the accompanying consolidated balance sheet of Infogrames Inc., formerly GT Interactive Software Corp. (a Delaware corporation) and subsidiaries as of March 31, 1999 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infogrames, Inc. and subsidiaries as of March 31, 1999 and the results of their operations and cash flows for the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements and supplementary data is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                      ARTHUR ANDERSEN LLP



New York, New York
June 29, 1999
(except with respect to the reverse stock split discussed in Note 1, as to which the date is June 29, 2000)

                        INFOGRAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   JUNE 30,        JUNE 30,
                                                                                     2000            2001
                                                                                  ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................      $  13,463       $   5,378
   Marketable securities ...................................................          3,223             554
   Receivables, net of allowances for bad debts, returns, price protection and other customer  promotional programs of $80,838 and $56,554,
   respectively ............................................................         36,458          37,240
   Inventories, net of reserves of $48,101 and $20,360, respectively .......         32,575          29,182
   Income taxes receivable .................................................          1,357           2,273
   Due from related parties ................................................             --           4,388
   Prepaid expenses and other current assets ...............................          7,591           6,743
                                                                                  ---------       ---------
     Total current assets ..................................................         94,667          85,758
Property and equipment, net ................................................         17,412          12,996
Investments ................................................................          7,421           7,122
Goodwill, net of accumulated amortization of $14,470 and $26,116,
   respectively ............................................................         40,857          29,211
Other assets ...............................................................         10,118           9,997
                                                                                  ---------       ---------
     Total assets ..........................................................      $ 170,475       $ 145,084
                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:

   Accounts payable ........................................................      $  69,472       $  37,777
   Accrued liabilities .....................................................         38,546          31,491
   Bank Overdraft ..........................................................          3,355              --
   Revolving credit facility ...............................................         31,139          34,888
   Related party credit facility ...........................................         98,543           9,316
   Royalties payable .......................................................         18,678          12,842
   Deferred revenue ........................................................             58           1,753
   Due to related parties ..................................................         26,345          15,036
                                                                                  ---------       ---------
     Total current liabilities .............................................        286,136         143,103
Long-term debt .............................................................         37,084          39,954
Related party debt .........................................................         87,236          65,408
Deferred revenue ...........................................................             --           1,750
Other long-term liabilities ................................................          2,239           1,405
                                                                                  ---------       ---------
     Total liabilities .....................................................        412,695         251,620
                                                                                  ---------       ---------
Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $0.01 par value, 5,000 shares authorized, none issued
   or outstanding ..........................................................             --              --
   Common stock, $0.01 par, 300,000 shares authorized, 20,685 and
   69,759 shares issued and 20,353 and 69,524  shares outstanding,
   respectively ............................................................            208             698
   Additional paid-in capital ..............................................        293,284         486,306
   Accumulated deficit .....................................................       (533,323)       (593,991)
   Accumulated other comprehensive income ..................................            933           2,803
Treasury shares, at cost, 332 and 235 shares, respectively .................         (3,322)         (2,352)
                                                                                  ---------       ---------
         Total stockholders' deficiency ....................................       (242,220)       (106,536)
                                                                                  ---------       ---------
         Total liabilities and stockholders' deficiency ....................      $ 170,475       $ 145,084
                                                                                  =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    THREE MONTHS
                                                            YEARS ENDED                ENDED         YEAR ENDED
                                                             MARCH 31,                JUNE 30,        JUNE 30,
                                                     -------------------------      ------------     ----------
                                                        1999            2000            2000            2001
                                                     ---------       ---------      ------------     ----------
Net revenues ..................................      $ 572,342       $ 386,062       $  48,469       $ 310,479
Cost of goods sold ............................        329,959         307,292          25,283         125,940
                                                     ---------       ---------       ---------       ---------
   Gross profit ...............................        242,383          78,770          23,186         184,539
Selling and distribution expenses .............        145,548         152,641          20,764          91,541
General and administrative expenses ...........         58,938          79,335          17,602          67,341
Research and development ......................         75,242          71,184          17,275          56,617
Restructuring and other charges ...............         17,479          37,948          11,081           3,539
Purchased research and development ............          5,000              --              --              --
INA merger costs ..............................             --              --              --           1,700
Gain on sale of line of business ..............             --              --              --          (5,501)
SingleTrac retention bonus ....................          1,680              --              --              --
Depreciation and amortization .................         14,606          25,654           5,788          20,297
                                                     ---------       ---------       ---------       ---------
   Operating loss .............................        (76,110)       (287,992)        (49,324)        (50,995)
Interest expense ..............................         (5,108)        (18,123)         (4,328)        (13,399)
Other (expense) income ........................           (207)           (418)           (497)          1,358
                                                     ---------       ---------       ---------       ---------
   Loss before (benefit from) provision for
      income taxes ............................        (81,425)       (306,533)        (54,149)        (63,036)
Total (benefit from) provision for income taxes        (29,628)         40,891           1,251          (2,368)
                                                     ---------       ---------       ---------       ---------
   Loss from continuing operations ............        (51,797)       (347,424)        (55,400)        (60,668)
Discontinued operations:
   Loss from operations of OZM ................         (3,531)             --              --              --
   Loss on disposal of OZM ....................        (15,510)           (477)             --              --
                                                     ---------       ---------       ---------       ---------
   Loss from discontinued operations ..........        (19,041)           (477)             --              --
                                                     ---------       ---------       ---------       ---------
   Loss before extraordinary item .............        (70,838)       (347,901)        (55,400)        (60,668)
Extraordinary item:
   Gain on early extinguishment of debt,
      net of tax of $1,312 ....................             --           1,888              --              --
                                                     ---------       ---------       ---------       ---------
      Net loss before dividends on
        Preferred stock .......................        (70,838)       (346,013)        (55,400)        (60,668)
Less dividends on preferred stock .............            226              --              --              --
                                                     ---------       ---------       ---------       ---------
      Net loss attributable to common
        stockholders ..........................      $ (71,064)      $(346,013)      $ (55,400)      $ (60,668)
                                                     =========       =========       =========       =========
Basic and diluted loss per share from
   Continuing operations ......................      $   (3.73)      $  (21.12)      $   (2.68)      $   (1.07)
Basic and diluted loss per share from
   Discontinued operations ....................          (1.37)          (0.03)             --              --
Basic and diluted income per share from
   Extraordinary item .........................             --            0.11              --              --
                                                     ---------       ---------       ---------       ---------
Basic and diluted net loss per share ..........      $   (5.10)      $  (21.03)      $   (2.68)      $   (1.07)
                                                     =========       =========       =========       =========
Basic and diluted weighted average shares
outstanding(1) ................................         13,931          16,451          20,646          56,839
                                                     =========       =========       =========       =========

Net loss before dividends on
   Preferred stock ............................      $ (70,838)      $(346,013)      $ (55,400)      $ (60,668)
Other comprehensive loss:
   Foreign currency translation adjustments ...           (667)          1,683             571           1,382
   Unrealized holding gain (loss) on securities             11           1,768          (1,298)            488
                                                     ---------       ---------       ---------       ---------
          Comprehensive loss ..................      $ (71,494)      $(342,562)      $ (56,127)      $ (58,798)
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

                        INFOGRAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                YEARS ENDED           THREE MONTHS
                                                                                 MARCH 31,               ENDED        YEAR ENDED
                                                                         ------------------------       JUNE 30,       JUNE 30,
                                                                            1999           2000           2000           2001
                                                                         ---------      ---------     ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before dividends on preferred
   stock ...........................................................     $ (70,838)     $(346,013)     $ (55,400)     $ (60,668)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization ...................................        14,606         25,654          5,788         20,297
   Write-off of investments ........................................         2,676             --             --            299
   Purchased research and development ..............................         5,000             --             --             --
   Deferred income taxes ...........................................       (32,666)        48,806            876             --
   Deferred income .................................................            21           (118)             3             --
   Purchase of barter credits ......................................            --             --         (1,188)            --
   Write-off of assets in connection with  restructuring charges ...         7,362         30,391          9,592          1,560
   Sales and distribution fees .....................................            --             --           (440)            --
   Loss from discontinued operations ...............................        19,041            477             --             --
   Extraordinary gain on General Atlantic Partners,
     LLC (GAP) 0% subordinated convertible note ....................            --         15,649             --             --
   Amortization of discount on long-term debt ......................            --            718            956          2,870
   Accrued interest ................................................            --          1,461          2,542          3,476
   Amortization of deferred financing fees .........................            --             --             --            956
   Write-off of deferred financing costs in
     connection with the GAP securities exchange ...................            --          8,985             --             --
   Write-off of deferred financing costs in connection with
     the early extinguishment of Credit Agreement ..................            --          3,188             --             --
   Issuance of common stock in lieu of partial royalty payment .....            --          4,208             --             --
   Issuance of common stock pursuant to employee stock purchase plan            --            581             --             --
Changes in operating assets and liabilities:
      Receivables, net .............................................       (57,490)        98,604          7,146           (133)
      Marketable securities ........................................            --             --             --          3,152
      Inventories, net .............................................       (10,498)       100,885         11,468          3,749
      Royalty advances .............................................           814          9,195             --             --
      Due from related party .......................................            --             --             --         (4,444)
      Due to related party .........................................           (17)         3,023          1,651         28,599
      Prepaid expenses and other current assets ....................        (5,884)         1,301          2,129            949
      Accounts payable .............................................        47,956        (44,538)       (27,065)       (31,329)
      Accrued liabilities ..........................................        14,169         (5,976)        (4,922)        (6,762)
      Bank overdraft ...............................................            --            168          2,135         (3,355)
      Royalties payable ............................................       (21,907)        (5,940)           322         (5,218)
      Income taxes payable .........................................        (1,133)        (2,746)            --             --
      Deferred income ..............................................            --             --             --          3,445
      Income taxes receivable ......................................         8,711           (577)         1,346           (916)
      Long-term liabilities ........................................         1,220            552         (1,223)          (814)
      Other assets .................................................        (2,226)        (2,549)        (1,429)          (480)
                                                                         ---------      ---------      ---------      ---------
            Net cash  used in operating activities .................       (81,083)       (54,611)       (45,713)       (44,767)
                                                                         ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ................................       (22,607)        (9,437)        (2,005)        (6,084)
Acquisitions, net of cash acquired of approximately
$1,678, $0, $0 and $0, respectively ................................        (2,701)            --             --             --
                                                                         ---------      ---------      ---------      ---------
        Net cash used in investing activities ......................       (25,308)        (9,437)        (2,005)        (6,084)


                                                                                 YEARS ENDED           THREE MONTHS
                                                                                  MARCH 31,               ENDED        YEAR ENDED
                                                                          ------------------------       JUNE 30,       JUNE 30,
                                                                             1999           2000           2000           2001
                                                                          ---------      ---------     ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit  facility, net .......        70,750        (24,364)        34,486         43,068
Cash received in connection with Infogrames North America Merger ....            --          1,307             --             --
Issuance of  5% subordinated convertible note .......................            --         50,000             --             --
Issuance of General Atlantic Partners, LLC  subordinated note ("GAP")            --         20,000             --             --
Issuance of subordinated Cayre Notes ................................            --         10,000             --             --
Issuance of common stock net  of expenses ...........................            --         48,677             --             --
Proceeds from exercise of warrants in connection with Infogrames
North America Merger.................................................            --             --             --             48
Proceeds from exercise of stock options .............................           376            146              5              6
Proceeds from employee stock purchase plan ..........................            --             --             --             71
Purchase of treasury shares .........................................            --             --         (2,322)            --
Issuance (redemption) of preferred stock ............................        30,000        (30,000)            --             --
                                                                          ---------      ---------      ---------      ---------
        Net cash provided by financing activities ...................       101,126         75,766         32,169         43,193
Effect of exchange rates on cash and cash equivalents ...............         1,448            732          3,155           (427)
                                                                          ---------      ---------      ---------      ---------
Net (decrease) increase in cash and cash equivalents ................        (3,817)        12,450        (12,394)        (8,085)
Cash and cash equivalents--beginning of fiscal year .................        17,224         13,407         25,857         13,463
                                                                          ---------      ---------      ---------      ---------
Cash and cash equivalents--end of fiscal year .......................     $  13,407      $  25,857      $  13,463      $   5,378
                                                                          =========      =========      =========      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)


                                                SERIES A         SERIES A
                                               CONVERTIBLE      CONVERTIBLE     COMMON
                                                PREFERRED        PREFERRED      STOCK        COMMON
                                               STOCK SHARES        STOCK        SHARES       STOCK
                                               ------------        -----        ------       -----
BALANCE, MARCH 31, 1998 ...................          --          $     --       13,600     $    136
Issuance of preferred stock ...............        120,000         30,000           --          --
Issuance of stock options in connection
  with acquisitions .......................             --             --           --          --
Issuance of stock in connection with
  acquisitions ............................             --             --          920           8
Exercise of stock options .................             --             --           35           1
Net loss ..................................             --             --           --          --
Currency translation adjustment ...........             --             --           --          --
Unrealized gain on securities .............             --             --           --          --
                                                  --------       --------      -------       -----

BALANCE, MARCH 31, 1999 ...................        120,000         30,000       14,555         145
Exchange of preferred stock for
long-term debt.............................       (120,000)       (30,000)          --          --
Issuance of warrants to Infogrames ........             --             --           --          --
Issuance of warrants in connection with
  revolving credit facility ...............             --             --           --          --
Issuance of common stock in lieu of partial
  royalty payment .........................             --             --          300           3
Issuance of common stock pursuant
to employee stock purchase plan ...........             --             --           40           1
Issuance of common stock to
Infogrames, net............................             --             --        5,740          57
Exercise of stock options .................             --             --           40           1
Merger INA ................................             --             --           --           1
Net loss ..................................             --             --           --          --
Currency translation adjustment ...........             --             --           --          --
Unrealized gain on securities .............             --             --           --          --
                                                  --------       --------      -------       -----
BALANCE, MARCH 31, 2000 ...................             --             --       20,675         208
Exercise of stock options .................             --             --           10          --
Net loss ..................................             --             --           --          --
Treasury shares ...........................             --             --           --          --
Currency translation adjustment ...........             --             --           --          --
Unrealized gain on securities .............             --             --           --          --
                                                  --------       --------      -------       -----
BALANCE, JUNE 30, 2000 ....................             --             --       20,685         208
Issuance of shares for INA merger .........             --             --       28,000         280
Conversion of warrants at $0.05 a share....             --             --          955           9
Conversion of related party credit facility
at $6.40 a share ..........................             --             --       20,089         200



                                                                                   ACCUMULATED
                                                        ADDITIONAL     RETAINED      OTHER                    TREASURY
                                                         PAID-IN       EARNINGS    COMPREHENSIVE   TREASURY    SHARES
                                                         CAPITAL       (DEFICIT)  (LOSS) INCOME     SHARES     AT COST       TOTAL
                                                         -------       ---------  -------------     ------     -------       -----
BALANCE, MARCH 31, 1998 ............................    $ 131,926     $   7,962     $  (1,135)         --      $    --    $ 138,889
Issuance of preferred stock ........................           --            --            --          --           --       30,000
Issuance of stock options in connection
  with acquisitions ................................        1,356            --            --          --           --        1,356
Issuance of stock in connection
  with acquisitions ................................       27,999            --            --          --           --       28,007
Exercise of stock options ..........................          374            --            --          --           --          375
Net loss ...........................................           --       (70,838)           --          --           --      (70,838)
Currency translation adjustment ....................           --            --          (667)         --           --         (667)
Unrealized gain on securities ......................           --            --            11          --           --           11
                                                         --------       --------      -------       -----      -------   ----------
BALANCE, MARCH 31, 1999 ............................      161,655       (62,876)       (1,791)         --           --      127,133
Exchange of preferred stock for long-term debt .....           --            --            --          --           --      (30,000)
Issuance of warrants to Infogrames .................        8,983            --            --          --           --        8,983
Issuance of warrants in connection with
  revolving credit facility ........................        3,188            --            --          --           --        3,188
Issuance of common stock in lieu of partial
  royalty payment ..................................        4,205            --            --          --           --        4,208
Issuance of common stock pursuant
to employee stock purchase plan ....................          582            --            --          --           --          583
Issuance of common stock to Infogrames, net.........       48,620            --            --          --           --       48,677
Exercise of stock options ..........................          145            --            --          --           --          146
Merger INA .........................................       65,900       (69,034)           --          --           --       (3,133)
Net loss ...........................................           --      (346,013)           --          --           --     (346,013)
Currency translation adjustment ....................           --            --         1,683          --           --        1,683
Unrealized gain on securities ......................           --            --         1,768          --           --        1,768
                                                         --------       --------      -------       -----      -------   ----------
BALANCE, MARCH 31, 2000 ............................      293,278      (477,923)        1,660          --           --     (182,777)
Exercise of stock options ..........................            6            --            --          --           --            6
Net loss ...........................................           --       (55,400)           --          --           --      (55,400)
Treasury shares ....................................           --            --            --         332       (3,322)      (3,322)
Currency translation adjustment ....................           --            --           571          --           --          571
Unrealized gain on securities ......................           --            --        (1,298)         --           --       (1,298)
                                                         --------       --------      -------       -----      -------   ----------
BALANCE, JUNE 30, 2000 .............................      293,284      (533,323)          933         332       (3,322)    (242,220)
Issuance of shares for INA merger ..................           --            --            --          --           --          280
Conversion of warrants at $0.05 a share ............           39            --            --          --           --           48
Conversion of related party credit facility at $6.40
a share ............................................      128,370            --            --          --           --      128,570

Conversion of INA related party payables...          --           --           --          --
Issuance of common stock pursuant to employee
stock purchase plan .......................          --           --           13          --
Sales of treasury shares ..................          --           --           --          --
Exercise of stock options .................          --           --           17           1
Net loss ..................................          --           --           --          --
Currency translation adjustment ...........          --           --           --          --
Unrealized gain on securities .............          --           --           --          --
                                                   ----        -----       ------       -----
BALANCE, JUNE 30, 2001.........                      --          $--       69,759        $698
                                                   ====        =====       ======       =====

Conversion of INA related party payables............       64,907            --            --        --             --       64,907
Issuance of common stock pursuant
to employee stock purchase plan ....................           71            --            --        --             --           71
Sales of treasury shares ...........................         (370)           --            --       (97)           970          600
Exercise of stock options ..........................            5            --            --        --             --            6
Net loss ...........................................           --       (60,668)           --        --             --      (60,668)
Currency translation adjustment ....................           --            --         1,382        --             --        1,382
Unrealized gain on securities ......................           --            --           488        --             --          488
                                                        ---------     ---------     ---------       ---      ---------    ---------
Balance, June 30, 2001 .............................    $ 486,306     $(593,991     $   2,803       235      $  (2,352)   $(106,536)
                                                        =========     =========     =========       ===      =========    =========


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

                        INFOGRAMES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

        Infogrames, Inc., formerly GT Interactive Software Corp., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and Playstation 2, SEGA's Dreamcast and Nintendo's Game Boy. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations. Infogrames Entertainment SA ("Infogrames SA") owns 89% of the Company (Note 2). The Company has relied on support from its parent in the recent past. The Company believes that it is Infogrames SA's present intention to continue such support as Infogrames SA deems necessary to fund operations and cash flows for the next twelve months.

Basis of Presentation

        On September 6, 2000, the Company entered into a merger agreement with Infogrames North America, Inc. ("INA"), a wholly-owned subsidiary of Infogrames SA, a Company under common control. The Company acquired INA through the creation of a wholly-owned subsidiary that merged with and into INA. Upon completion of the merger, INA became a wholly owned subsidiary of the Company. The accompanying consolidated financial statements of the Company have been combined as of December 16, 1999, with those of INA, as a result of a merger (the "Merger") between the Company and INA. The effective date of the Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.


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

        The Company is not contractually obligated to accept returns, except for defective product. However, the Company may permit its customers to return or exchange product and may provide pricing allowances for estimated returns, price concessions and other allowances. Such allowances are provided for at the time of sale.

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

  Royalty Advances

        Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company follows the policy of expensing royalty advances as incurred, treating such costs as research and development expenses.

   License Advances

        Payments made to license intellectual property from third parties are capitalized and amortized over the license term. Management evaluates the carrying value of these capitalized licenses quarterly and records any impairment in value through R&D expense.

   Goodwill

        Goodwill is currently amortized using the straight-line method over periods not exceeding five years. Management reassesses quarterly the appropriateness of both the carrying value and remaining life of goodwill, principally based on forecasts of future undiscounted cash flows of businesses acquired.

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

  Impairment of Long-Lived Assets

        The Company reviews long-lived assets, such as fixed assets and certain identifiable intangibles to be held, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value, as defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

  Research and Development Costs

        Research and development costs related to the design, development and testing of new software products are charged to expense as incurred. Research and development costs also include payments for royalty advances to third-party developers on products that are currently in development.

  Advertising Expenses

        Advertising costs are expensed as incurred. Advertising expense for the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001 amounted to approximately $49.1 million, $67.6 million, $8.1 million and $21.2 million, respectively.

  Foreign Currency

        Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as accumulated comprehensive loss.

  New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133, amended by SFAS No. 138, in the first quarter of fiscal 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated results of operations or financial position.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the first quarter of fiscal 2001 and the adoption of SAB 101 did not have a material effect on the Company's consolidated results of operations or financial position.

        In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB 25. FIN No. 44 clarifies (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of certain of the conclusions of FIN No. 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position or results of operations. Adoption of the remaining conclusions has not had a material effect on the financial position or results of operations.

        On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and effective January 1, 2002, goodwill will no longer be subject to amortization. The Company is permitted to early adopt effective July 1, 2001 and management has elected to do so. Management believes that these Statements will not have a material impact on the Company's financial position or results or operations other than from the cessation of goodwill amortization. For fiscal year ended June 30, 2001, amortization of goodwill amounted to approximately $11.6 million.

         Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" ("EITF Issue No. 00-25"), outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns, price protection and other allowances. EITF Issue No. 00-25 requires the Company to report the paid consideration expense as a reduction of sales. The Company is required to implement EITF Issue No. 00-25 for the quarter beginning January 1, 2002. Management believes that the effect of implementing the guidelines of EITF Issue No. 00-25, will not materially impact the Company's current reporting practices.

  Reclassifications

        Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

  Net Loss Per Share

        Basic loss per share ("EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock-based compensation plans would be anti-dilutive and, therefore, have not been considered in the diluted EPS calculation for the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, respectively.

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

     Shipping and Handling Costs

        Shipping and handling costs incurred to move product to the customer are charged to selling and distribution expense. For the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, these charges were approximately $33.0 million, $18.6 million, $1.6 million, and $14.4 million, respectively.

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

  Fiscal Period

        Effective April 1, 2000, the Company changed its fiscal year end from March 31 to June 30. Accordingly, the fiscal period ended June 30, 2000, represents three months of operations.

  Reverse Stock Split

        On April 6, 2000, the Company's Board of Directors approved a one-for-five reverse stock split of the issued and outstanding shares of the Company's common stock, which became effective June 26, 2000. All periods have been restated to reflect the reverse stock split.



NOTE 2--PURCHASE OF MAJORITY INTEREST BY INFOGRAMES SA

        As of June 30, 2001, Infogrames SA and subsidiaries acquired approximately 89% of the voting stock of the Company through the following transactions:



- On February 23, 1999 General Atlantic Partners, LLC ("GAP") purchased an aggregate of 600,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $30,000,000. Each share of Preferred Stock was convertible into 10 shares of Common Stock.

- On June 29, 1999, GAP entered into a Subordinated Loan Commitment Letter (the "Commitment Letter") pursuant to which GAP agreed to loan the Company on July 30, 1999 an aggregate of $20,000,000 if the Company had not paid in full on July 20, 1999 certain amounts owed under the existing credit agreement.

- On June 29, 1999, pursuant to a Warrant Agreement, dated June 29, 1999 (the "Warrant Agreement"), among the Company, GAP, Joseph J. Cayre, Kenneth Cayre and Stanley Cayre, the Company issued to GAP warrants to purchase, at an exercise price equal to $0.05 per share, 100,000 shares of Common Stock, in consideration of the execution by GAP of the Commitment Letter. Pursuant to the Warrant Agreement, the aggregate number of warrants was subject to automatic increase by the following number of warrants (the "Additional Warrants") on the following dates upon the occurrence of the following events (the "Triggering Events"):
         (i) 300,000 on July 30, 1999, if the parties to the Warrant Agreement made the subordinated loans under the Commitment Letter, (ii) 500,000 on November 1, 1999 if the Company had not executed on or prior to October 31, 1999, an agreement (a "Sale Agreement") relating to a recapitalization, reorganization, merger, sale or other business combination transaction after the consummation of which the stockholders of the Company did not hold at least a majority of the voting power of the surviving person, (iii) 500,000 on the date of termination of such Sale Agreement if the Company entered into such an agreement on or prior to October 31, 1999, but such Sale Agreement thereafter terminated for any reason, (iv) 600,000 on February 29, 2000 if the Company had not closed the transactions contemplated by the Sale Agreement on or prior to February 28, 2000 and repaid in full the subordinated loans made pursuant to the Commitment Letter and (v) 600,000 on June 30, 2000, and the last day of each fiscal quarter thereafter if the Company had not repaid in full during such quarter the subordinated loans made pursuant to the commitment Letter. The Additional Warrants have an exercise price of $0.05 per share.

- On July 29, 1999, in accordance with the Commitment Letter, GAP made a $20,000,000 unsecured subordinated loan to the Company. Concurrently, in accordance with the Warrant Agreement, the Company issued to GAP 1,500,000 Additional Warrants to purchase shares of Common Stock. On October 31, 1999, in accordance with the Warrant Agreement, the Company issued to GAP 500,000 Additional Warrants to purchase shares of Common Stock.

- On November 15, 1999, Infogrames SA purchased from the Company a $25 million principal amount Short-Term Senior Secured Note ("Short-Term Note"). In connection with this transaction, the Company issued to Infogrames SA warrants to purchase 10,000 shares of common stock at an exercise price of $0.05 per share.

- On December 16, 1999, the Company consummated the following of transactions with Infogrames SA and certain partnerships affiliated with GAP. Infogrames SA, the founding Cayre family, and GAP entered into following transactions as well:

         a) Infogrames SA purchased 6,711,701 shares of the Company's common stock from the Cayre family, founders of GT Interactive Software Corp., for $25.0 million and also purchased from the Cayre family $10 million of subordinated notes ("Cayre Notes") of the Company.

         b) Infogrames SA purchased 5,714,286 shares of Common Stock from the Company for $50 million ($8.75 per share) and $60.6 million principal amount of a new 5% subordinated convertible note of the Company in exchange for $25 million in cash, the Cayre Notes, the Short-Term Note and $0.6 million accrued interest. The new 5% subordinated convertible note is convertible into common stock at $9.25 per share (Note 16).

         c) The Company issued to GAP $50 million principal amount of non-interest bearing subordinated convertible notes in exchange for 600,000 shares of Series A Preferred Stock and $20 million of subordinated notes of the Company, and accrued interest thereon, held by GAP. These notes are convertible into common stock at $20.00 per share (Note 16).

         d) Infogrames SA acquired from GAP warrants to purchase 900,000 shares of common stock of the Company at an exercise price of $0.05 per share, for nominal consideration.

         As a result of these transactions and the Company's merger with INA (Note 3), as of June 30, 2001, Infogrames SA owns approximately 61,670,217 shares of the Company's common stock.

NOTE 3 - INFOGRAMES NORTH AMERICA MERGER


        On October 2, 2000 the Company completed a merger with INA, a wholly-owned subsidiary of its majority shareholder Infogrames SA, (the "INA Merger"). This transaction was treated as a common control business combination accounted for on an "as-if pooled" basis. The following outlines the transactions consummated by the Company as of October 2, 2000:

a) The Company and Infogrames SA entered into a distribution agreement, which provides for the distribution by the Company of Infogrames SA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA 30% of the gross profit on such products, while retaining 70% of the gross profit for the Company.

b) All outstanding debt under the Company's revolving credit agreement (the "Credit Agreement") and certain intercompany payables between the Company and Infogrames SA were converted into the Company's common stock at $6.40 a share. The balance of the Credit Agreement and certain intercompany payables prior to the merger was approximately $128.6 million which converted to 20,089,224 shares of the Company's common stock. In addition, the Company amended the Credit Agreement with Infogrames SA to provide for an aggregate commitment of $50 million with primarily the same terms as the previous facility. The last amendment of the credit agreement is dated June 7, 2001, which extends the facility to December 31, 2001.

c) All warrants held by Infogrames SA and California U.S. Holdings, Inc. ("CUSH") were exercised for an aggregate of 955,000 of the Company's common stock at $0.05 per share.

d) The Company assumed a $35.0 million revolving credit facility (the "BNP Credit Facility") with BNP Paribas ("BNP") which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001.

e) The Company issued 28,000,000 shares of common stock to CUSH in exchange for all the outstanding shares of INA held by CUSH. The net assets of INA were valued at approximately $5.1 million as of October 2, 2000.

       For the period from December 16, 1999 through June 30, 2000, the Company was granted the non-exclusive right in the U.S. and Canada to act as the sales agent for INA's products, pursuant to which the Company received 3% of net receipts for such products. The parties entered into a subsequent agreement for the period from July 1, 2000 to October 2, 2000, pursuant to which the Company received 15% of net receipts for such products. These agreements were terminated upon consummation of the INA Merger.

NOTE 4--ACQUISITIONS

       In November 1998, the Company acquired One Zero Media, Inc. ("OZM"), an Internet entertainment content company, in exchange for 458,000 newly issued shares of the Company's common stock and approximately 117,000 stock options to purchase the Company's common stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. OZM was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which recognized in the fiscal year ended March 31, 2000.

       In December 1998, the Company acquired Reflections Interactive Limited ("Reflections"), a developer of interactive entertainment software for computer games, in exchange for approximately 457,000 newly issued shares of the Company's common stock. Total consideration, including acquisition costs, was approximately $13.5 million. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, purchased in-process R&D and goodwill. Accordingly, $5.0 million of acquisition cost was expensed in the quarter ended December 31, 1998. Additionally, the Company acquired Prism Leisure Tontragervertriebs GmbH, a distributor of value-priced software based in Germany, for nominal consideration. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired and goodwill. Goodwill arising from this acquisition approximated $8.0 million.

       In December 1998, the Company formed GT Interactive European Holdings B.V., a European holding company, which acquired all of the outstanding capital stock of Home Software Benelux B.V., a distributor of entertainment software, for approximately $1.0 million in cash. The acquisition was accounted for as a purchase.

       In December 1998, the Company purchased the assets of Legend Entertainment, L.L.C. ("Legend"), a developer of entertainment software. Total consideration, including acquisition costs, was approximately $2.0 million. The purchase price was allocated to goodwill. In connection with the asset purchase of Legend on December 22, 1998, the Company issued approximately 9,000 shares of its common stock.

NOTE 5 - GAIN ON SALE OF LINE OF BUSINESS

       On December 1, 2000, the Company entered into a contract to sell all its property in and rights to the Duke Nukem line of business to an outside party. The Company received consideration in the form of common stock of the purchaser valued at $5.5 million at the date of the transaction and a $6.0 million promissory note. The $5.5 million stock value was recognized during the year ended June 30, 2001. The Company sold the stock in January 2001 for approximately $6.2 million. The note is payable upon completion of certain requirements by an independent developer and will be recognized as income at that time. The Company expects the independent developer to fulfill all requirements under this contract during the Company's 2002 fiscal year.

NOTE 6--RECEIVABLES, NET

       Receivables consist of the following:


                                                                               JUNE 30,
                                                                               --------
                                                                          2000           2001
                                                                          ----           ----
Trade accounts receivable .........................................     $ 117,296      $  93,794
Less: Allowances for bad debts, returns, price protection and other
          customer promotional programs ...........................       (80,838)       (56,554)
                                                                        ---------      ---------
                                                                        $  36,458      $  37,240
                                                                        =========      =========

NOTE 7--INVENTORIES, NET

         Inventories consist of the following:


                                                                    JUNE 30,
                                                                    --------
                                                               2000          2001
                                                               ----          ----
Finished goods ........................................      $ 75,247      $ 45,260
Return inventory ......................................         3,249         3,449
Raw materials .........................................         2,180           833
                                                               ------        ------
                                                               80,676        49,542

Less:  Obsolescence reserve                                   (48,101)      (20,360)
                                                               ------        ------

                                                             $ 32,575      $ 29,182
                                                               ======        ======


         During the year ended June 30, 2000, an aggregate charge of approximately $56.0 million was recorded relating to management's decision to focus on certain product lines and exit others. This charge was made to cost of sales and is part of the restructuring and reorganization of the Company (Note
23).

NOTE 8 -- MARKETABLE SECURITIES AND INVESTMENTS

         In 1995, the Company invested $63,000 in Zomax Incorporated ("Zomax"), an outsource provider of process management services to software publishers, computer manufacturers and other producers of multimedia products. As of June 30, 2001 the Company held approximately 62,140 shares of Zomax at a market price of $8.91 per share.

         In 1996, the Company invested approximately $7.1 million in convertible preferred stock of OddWorld Inhabitants, Inc., a privately-held developer of entertainment software, which is convertible into 50% of the common equity.

NOTE 9--PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:

                                           JUNE 30,
                                           --------
                                       2000         2001
                                       ----         ----

Computer equipment ............      $ 14,491       $13,252
Machinery and Equipment .......         1,794         1,838
Capitalized computer software .         8,718         9,679
Furniture and fixtures ........         5,405         5,456
Leasehold improvements ........         3,510         4,784
                                     --------       -------
                                       33,918        35,009
Less:  accumulated depreciation       (16,506)      (22,013)
                                     --------       -------
                                     $ 17,412       $12,996
                                     ========       =======



         Depreciation expense for the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and year ended June 30, 2001 amounted to approximately $11.3 million, $13.2 million, $2.7 million and $8.7 million, respectively.

         During the three months ended June 30, 2000 and the year ended June 30, 2001 the Company wrote off total net fixed assets of $9.2 million and $1.7 million, respectively. These decisions were made in connection with the Company's strategic plan to reorganize and re-focus its business and its desire to exit certain product lines (Note 23).

NOTE 10--ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                                    JUNE 30,
                                                                    --------
                                                               2000           2001
                                                               ----           ----

Restructuring reserve (Note  23) .......................      $ 9,836      $ 2,647
Accrued advertising ....................................          307        3,897
Accrued professional fees and other services ...........        2,700        3,277
Accrued salary and related costs .......................        6,118        8,275
Taxes payable ..........................................           --          450
Litigation reserve .....................................        2,750           --
Accrued freight, distribution and other related services        4,094        5,599
Other ..................................................       12,741        7,346
                                                              -------      -------
                                                              $38,546      $31,491
                                                              =======      =======

NOTE 11--INCOME TAXES

         The components of the (benefit from) provision for income taxes are as follows:

                                                              THREE MONTHS
                                          YEARS ENDED             ENDED     YEAR ENDED
                                           MARCH 31,              JUNE        JUNE 30,
                                    1999            2000          2000         2001
                                    ----            ----          ----         ----
Federal:
   Current .................      $     --       $ (6,603)      $  375       $    (9)
   Deferred ................       (23,563)        38,499          287            --
                                  --------       --------       ------       -------
          ..................       (23,563)        31,896          662            (9)
                                  --------       --------       ------       -------
State and local:
   Current .................            --             --           --            --
   Deferred ................        (4,202)         4,424           --            --
                                  --------       --------       ------       -------
          ..................        (4,202)         4,424           --            --
                                  --------       --------       ------       -------
Foreign:
   Current .................         1,186             33           --        (2,359)
   Deferred ................        (3,049)         4,538          589            --
                                  --------       --------       ------       -------
          ..................        (1,863)         4,571          589        (2,359)
                                  --------       --------       ------       -------
Provision for (benefit from)
     income taxes ..........      $(29,628)      $ 40,891       $1,251       $(2,368)
                                  ========       ========       ======       =======

The reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported provision for (benefit from) income taxes is as follows:

                                                                                   THREE MONTHS
                                                         YEARS ENDED                   ENDED       YEAR ENDED
                                                   MARCH 31,       MARCH 31,          JUNE 30,       JUNE 30,
                                                     1999            2000              2000           2001
                                                     ----           ----               ----           ----

Benefit from income taxes computed
   at Federal  statutory rate ...............      $(28,499)       $(107,287)     $  (18,952)     $ (22,063)
Increase (decrease) in (benefit from)
   provision for income taxes resulting from:
State and local taxes, net of
   Federal tax benefit ......................        (3,324)         (10,969)         (1,603)        (2,458)
Foreign taxes (less than) in excess of Federal
   statutory rate ...........................          (512)          17,598           3,042         (1,830)
Goodwill ....................................            --               --              --          4,530
Other, net ..................................         2,707           (1,891)            687            855
Increase to deferred tax asset
   valuation allowance ......................            --          143,440          18,077         18,598
                                                   --------        ---------        --------        -------
(Benefit from) provision for income taxes ...      $(29,628)       $  40,891        $  1,251         (2,368)
                                                   ========        =========        ========        =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows:

                                                                   THREE MONTHS
                                                                       ENDED         YEAR ENDED
                                                                     JUNE 30,         JUNE 30,
                                                                       2000             2001
                                                                       ----             ----
DEFERRED TAX ASSETS:
Inventory valuation ...............................                   $   19,296     $   9,086
Deferred income ...................................                          197           772
Tax loss carryforwards ............................                      142,826       171,940
Restructuring reserve .............................                        3,186         1,787
Allowances for bad debts, returns, price protection
and other customer promotional programs ...........                       12,588        15,461
Depreciation ......................................                          912           517
Other .............................................                        5,272         3,311
                                                                        --------       -------
                                                                         184,277       202,874

Less valuation allowance ..........................                     (184,277)     (202,874)
                                                                        --------       -------
Net deferred tax asset ............................                   $      -       $       -
                                                                        ========       =======


       As of June 30, 2001 the Company has combined net operating loss carryforwards of approximately $481.1 million for tax purposes. These loss carryforwards are available to offset future taxable income and will expire beginning in the years 2011 through 2021. The Company experienced an ownership change in 1999 as a result of its acquisition by Infogrames SA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition change losses of approximately $203.3 million are subject to an annual limitation.

       A full valuation allowance has been recorded against the net deferred tax asset because management believes it is more likely than not that such asset will not be realized.

       As of June 30, 2001, there were no undistributed earnings for the Company's 100% owned foreign subsidiaries.

NOTE 12--STOCKHOLDERS' DEFICIT (NOTE 2)

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

       As of March 31, 1999 and 2000, June 30, 2000 and 2001, the Company had warrants outstanding to purchase an aggregate of approximately 246,000, 246,000, 251,182 and 251,182 shares, respectively, of Common Stock to content-providers at exercise prices (ranging from $42.50 to $70.00) not less than the fair market value at the date of issue.

       On June 26, 2000, the Company repurchased approximately 332,000 shares of its common stock in connection with severance agreements with certain of its employees. The repurchased shares of common stock are held as treasury stock.

       On November 6, 2000, approximately 97,000 shares of treasury stock were issued to a developer in lieu of cash payment for royalties due.

NOTE 13--STOCK OPTIONS

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

       A summary of the status of the Company's Plans at March 31, 1999 and 2000, June 30, 2000 and 2001 and changes during the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001 are as follows:


                                                      MARCH 31, 1999
                                                         PRICE PER         WEIGHTED AVERAGE
                                       SHARES             SHARE            EXERCISE PRICE
                                   (in thousands)
Outstanding at beginning of
  Fiscal year ...................       1,958         $ 0.20-72.50        $     43.95
Granted .........................       1,139           0.01-100.00             32.85
Exercised .......................         (40)          0.01-39.70               7.40
Forfeited .......................         (99)          0.90-70.00              46.20
Expired .........................         (47)          1.75-70.00              46.05
                                       ---------      --------------        ------------

Outstanding at end of fiscal year       2,911         $ 0.01-100.00       $     40.10
                                       =========      ==============        ============


                                                     MARCH 31, 2000
                                                        PRICE PER          WEIGHTED AVERAGE
                                        SHARES           SHARE             EXERCISE PRICE
                                   (in thousands)

Outstanding at beginning of
  Fiscal year ...................       2,911         $ 0.01-100.00         $   40.10
Granted .........................         415           9.40-19.70              14.75
Exercised .......................         (61)          0.01-10.40               2.35
Forfeited .......................      (1,049)          1.75-100.00             33.25
Expired .........................        (321)          0.90-100.00             52.95
                                       ------           -----------             -----
Outstanding at end of fiscal year       1,895         $ 0.01-72.50          $   37.63
                                       ======           ===========             =====


                                                         JUNE 30, 2000
                                                            PRICE PER         WEIGHTED AVERAGE
                                         SHARES              SHARE            EXERCISE PRICE
                                     (in thousands)
Outstanding at beginning of
  period ..........................       1,895         $ 0.01-72.50          $   37.63
Granted ...........................         526           9.38-13.75              13.37
Exercised .........................         (10)          0.01-10.38               0.50
Forfeited .........................         (85)         14.69-70.00              32.31
Expired ...........................        (115)          0.88-72.50              46.14
                                          ------         -----------              -----
Outstanding at end of fiscal period       2,211         $ 0.22-70.00          $   31.78
                                          ======         ===========              =====

                                                          JUNE 30, 2001
                                                            PRICE PER            WEIGHTED AVERAGE
                                          SHARES              SHARE               EXERCISE PRICE
                                      (in thousands)
Outstanding at beginning of
  fiscal year ...................           2,211         $ 0.22-70.00              $   31.78
Granted .........................           4,128           4.93-13.75                   5.63
Exercised .......................              (5)          0.22- 3.53                   1.45
Forfeited .......................            (573)          5.19-70.00                  11.16
Expired .........................            (280)          0.88-70.00                  53.73
                                            ------         -----------                  -----
Outstanding at end of fiscal year           5,481         $ 0.23-70.00              $   13.14
                                            ======         ===========                  =====


The following table summarizes information concerning currently outstanding and exercisable options (in thousands):


                                                                          Weighted                                   Weighted
        Range of              Number              Remaining               Average                Number              Average
     Exercise Price         Outstanding              Life              Exercise Price          Exercisable        Exercise Price
     --------------         -----------           ----------          --------------          -----------        --------------


  $      0.23-13.75            4,266                    9.5              $  6.62                  163               $ 12.12
  $     14.69-70.00            1,215                    7.0              $ 36.05                1,086               $ 37.56
                               -----                                                            -----
                               5,481                                                            1,249
                               =====                                                            =====


       As of June 30, 2001, there were approximately 5,481 options outstanding at prices ranging from $0.232 to $70.00, of which 1,249 options were exercisable at prices ranging from $0.23 to $70.00.

       If compensation cost for these plans were determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net loss before dividends on preferred stock and loss per share would have been reduced to the following pro forma amounts:

                                                                    THREE MONTHS
                                            YEARS ENDED                 ENDED        YEAR ENDED
                                             MARCH 31,                 JUNE 30,       JUNE 30,
                                       1999            2000             2000            2001
                                       ----            ----             ----            ----

Net loss attributable to
   common stockholders
   As reported ...........         $ (71,064)      $ (346,013)      $ (55,400)      $ (60,668)
   Pro forma .............           (77,792)        (346,228)        (55,488)        (65,293)
Basic net loss per share
   As reported ...........         $   (5.10)      $   (21.03)      $   (2.68)      $   (1.07)
   Pro forma .............         $   (5.58)      $   (21.05)      $   (2.69)      $   (1.15)
Diluted net loss per share
   As reported ...........         $   (5.10)      $   (21.03)      $   (2.68)      $   (1.07)
   Pro forma .............         $   (5.58)      $   (21.05)      $   (2.69)      $   (1.15)


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001. No dividends will be paid for the entire term of the option, expected volatility of 67.5% for the year ended March 31, 1999, 81.0% for the year ended March 31, 2000 and the three months ended June 30, 2000 and 89.0% for the year ended June 30, 2001, risk-free interest rates averaging 4.74% for the year ended March 31, 1999 and 5.82% for the year ended March 31, 2000, 6.31% for the three months ended June 30, 2000 and 5.63% for the year ended June 30, 2001, and expected lives of four years in the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001.

NOTE 14--RELATED PARTY TRANSACTIONS

Infogrames SA

       On January 26, 2001, Infogrames SA and the Company entered into a letter agreement whereby Infogrames SA has agreed to pay the Company a total one-time fee of $1.0 million in consideration for the Company's services rendered to Infogrames SA in connection with the purchase of Hasbro Interactive, Inc., Games.com, Inc., Atari Interactive, Inc. and certain other companies, which was consummated on January 26, 2001.

Purchases of product by and  from Infogrames SA

       During the three months ended June 30, 2000 and the year ended June 30, 2001, the Company purchased $0.7 million, and $0.4 million of product from Infogrames SA, respectively. No purchases were made for the years ended March 31, 1999 and 2000. As of June 30, 2001, the Company has approximately $0.4 million outstanding payables related to purchase of product from Infogrames SA. Additionally, Infogrames SA has purchased product from the Company representing $0.1 million for the year ended June 30, 2001. No purchases were made by Infogrames SA from the Company for the year ended March 31, 1999, 2000, and the three months ended June 30, 2000. As of June 30, 2001, the Company has approximately $0.1 million of outstanding receivables related to the selling of such product.

Management fees charged to the Company by Infogrames SA

       Infogrames SA charges the Company monthly management fees for various global management and system support. For the year ended March 31, 2000, the three months ended June 30, 2000 and the year ended June 30, 2001 management fees charged to the company from Infogrames SA totaled $0.6 million, $0.2 million and $2.8 million, respectively. As of June 30, 2001, $0.8 million remains outstanding. No such fees were charged for the year ended March 31, 1999.

Interest expense and facility fees charged to the Company by Infogrames SA

       Infogrames SA charges the Company monthly interest and fees for the amount outstanding on the related party credit facility and its usage. The interest rate is approximately prime plus 2.5%. For the year ended March 31, 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, the Company incurred interest and fees of approximately $1.1 million, $2.1 million and $3.8 million, respectively. No interest or fees was incurred from Infogrames SA for the year ended March 31, 1999. As of June 30, 2001, approximately $0.3 million remained unpaid (Note 17).

Interest expense on notes payable charged to the Company by Infogrames SA

       Infogrames SA charges the Company monthly interest for the amount outstanding on the long term related party 5% notes payable. The interest rate is approximately 5%. For the year ended March 31, 2000, three months ended June 30, 2000 and year ended June 30, 2001, the Company incurred interest of approximately $0.9 million, $0.8 million and $3.2 million, respectively (Note
16).

Royalty agreement between the Company and Infogrames SA

       The Company and Infogrames SA entered into a distribution agreement, which provides for the distribution by the company of Infogrames SA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA 30% of the gross profit on such products, while retaining 70% of the gross profit for the Company. The Company records this charge as royalty expense. For the year ended June 30, 2001, the Company recorded $4.9 million of royalty expense, which has been paid as of year-end. The agreement also includes distribution by Infogrames SA of the Company's products across Europe, pursuant to which Infogrames SA will pay the Company 30% of the gross profit on such products, which the Company recognizes as royalty income. For the year ended June 30, 2001, royalty income for the Company based on the agreement amounted to $13.7 million of which $2.7 million remains outstanding at June 30, 2001. For the years ended March 31, 1999 and 2000 and the three months ended June 30, 2000, no royalty income or expense was recognized by the Company relating to Infogrames SA.

Transactions with Infogrames Melbourne House, Australia

       Infogrames Melbourne House, Australia, a wholly-owned subsidiary of Infogrames, SA, is an external product developer for the Company. They performed such services as product development, designing, and testing for the Company during the year ended June 30, 2001. No such services were performed in any prior period. For the year ended June 30, 2001, services provided and charged to the Company amounted to approximately $0.7 million. The Company has no amount outstanding to Infogrames Melbourne House as of June 30, 2001.

Transactions with OziSoft Entertainment

       Ozisoft Entertainment is a wholly-owned subsidiary of Infogrames SA ("Ozisoft"). Effective, July 1, 2000, the Company charges Ozisoft management fees of $0.4 million per annum primarily for the management and maintenance of information systems. For the year ended June 30, 2001, the Company recognized $0.4 million as management fee revenue which remains outstanding at June 30, 2001.

Transactions with Paradigm Entertainment, Inc.

       Paradigm Entertainment Inc., a wholly owned subsidiary of Infogrames, SA as of July 2000, is an external product developer for the Company. They perform such services as program development, designing and testing. For the year ended June 30, 2001 services provided and charged to the Company amounted to $3.9 million, of which $1.9 million remains outstanding at June 30, 2001.

Purchases of product from Infogrames Interactive, Inc.

       During the year ended June 30, 2001, the Company purchased $ 9.5 million of product from Infogrames Interactive, Inc. ("Infogrames Interactive"), representing approximately 9.2% of total purchases by the Company for the year. As of June 30, 2001, the Company has approximately $9.5 million outstanding related to purchase of product from Infogrames Interactive which remains outstanding at June 30, 2001.

Royalty Agreement between the Company and Infogrames Interactive

       As part of the acquisition and change of Infogrames Interactive, any distribution of Infogrames Interactive products by the Company will result in the Company paying Infogrames Interactive 30% of the gross profit of such products as royalty expense, while retaining 70% of the gross profit for the Company. For the year ended June 30, 2001, the Company incurred royalty expense of $9.9 million related to the distribution of Infogrames Interactive products, which remains outstanding at June 30, 2001.

Management fees charged to Infogrames Interactive by the Company

       The Company charges management fees to Infogrames Interactive primarily for the legal, financial, information systems and human resource management. For the year ended June 30, 2001, management fee revenue of $1.3 million was recorded for these services, of which $1.3 million remains outstanding at June 30, 2001. Additionally, the Company has incurred cost and spent cash on behalf of Infogrames Interactive in efforts to help in the transition. The Company has approximately $8.5 million outstanding as of June 30, 2001.

Employment Agreement with Harry M. Rubin

       The Company and Harry M. Rubin entered into an agreement and release dated April 7, 2000 and a letter agreement dated June 15, 2000. These agreements will terminate certain provisions of the employment agreement, dated April 28, 1998 between the Company and Mr. Rubin, in the event that Mr. Rubin elects to resign from the Company on or prior to September 30, 2000. Mr. Rubin elected not to resign from the Company and entered into a letter agreement with the Company dated December 21, 2000 (the "New Rubin Employment Agreement"). In consideration of entering into the New Rubin Employment Agreement and as a result of the Company's change in control (i.e., acquisition of the Company by Infogrames SA), the Company made a payment of approximately $1.6 million to Mr. Rubin. Under the New Rubin Employment

Agreement, the Company appointed Mr. Rubin as Senior Executive Vice President beginning January 1, 2001. Mr. Rubin receives an annual salary of $0.3 million and is eligible to participate in the Company's Corporate Executive Incentive Program, pursuant to which he may receive a bonus up to 50% of his base salary. In addition, Mr. Rubin receives a car allowance of $2,500 per month. If Mr. Rubin's employment is terminated without cause within two years of his employment with the Company pursuant to the New Rubin Employment Agreement, he will receive a severance payment equal to six months of his base salary.

TRANSACTIONS WITH FORMER SHAREHOLDERS AND DIRECTORS

       The following transactions occurred between the Company and the former directors through their date of resignation, and accordingly, the information presented is from April 1, 1999 through December 16, 1999, the date that Infogrames SA purchased a majority interest in the Company.

Leases

       In May 1995, G.T. Interactive Software (Europe) Limited, the Company's European subsidiary, entered into a lease with respect to its then principal executive offices with Marylebone 248 Realty LLC ("Marylebone 248"), an entity controlled by Joseph J. Cayre, former Chairman Emeritus of the Board of Directors, and Jack J. Cayre, former Executive Vice president and a director of the Company. This lease was terminated in August 1999. From April 1, 1999 through August 15, 1999, the Company paid approximately $119,000 in rent to Marylebone 248. There were no payments made during any subsequent periods to Excel.

Transactions with GoodTimes Home Video Corp. ("GTHV")

       GTHV, a majority of which stock was formerly owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre, performed certain assembly and packaging services for the Company. The Company enters into arms length manufacturing transactions with GTHV on an as needed basis. The Company made cash payments totaling approximately $1.1 million to GTHV during the year ended March 31, 1999. GTHV performed certain assembly and packaging services for the Company. From April 1, 1999 through December 16, 1999, the Company paid approximately $260,000 in fees for such services. As of June 30, 2001, the Company had no outstanding liabilities to GHTV.

REPS Agreement

       In servicing its mass merchant accounts, the Company uses field representatives supplied by REPS, a company owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. REPS provides such services to the Company as well as to third parties not affiliated with the Cayre family. The Company had an agreement with REPS pursuant to which REPS supplied such services through May 1, 2000. The Company is currently operating on a month-to-month basis under the terms of the expired agreement. The total amount charged to operations for these services amounted to approximately $4.1 million for the year ended March 31, 1999. From April 1, 1999 through December 16, 1999, the Company paid approximately $2.7 million in fees to REPS.

Travel Services

       The Company occasionally hired Excel Aire Service, Inc. ("Excel") to provide business travel services for its officers and employees. Excel leases its planes from JT Aviation Corp., a company owned by Joseph J. Cayre. Excel is not owned in whole or in part by any member of the Cayre family. Excel provided air travel to the Company at an hourly rate and on an as needed as available basis. During the year ended March 31, 1999, the Company paid approximately $311 to Excel. From April 1, 1999 through December 16, 1999, the Company paid approximately $69,000 to Excel. There were no payments made during any subsequent periods to Excel.

       The Company occasionally hired JC Aviation Corp. ("JCAC"), a company owned by Jack J. Cayre, Executive Vice President and Director of the Company, to provide business transportation services for its officers. During the year ended December 31, 1997, the Company paid approximately $26,000 to JCAC. There were no payments made during any subsequent periods to JCAC.

ClientLogic Corporation

       The Company has entered into agreements with ClientLogic Corporation ("Clientlogic") (formerly doing business as SOFTBANK Services Group) pursuant to which ClientLogic (i) provides toll-free customer support for some of the Company's published products and (ii) takes direct customer orders and provides fulfillment services for the Company, in each case on a per service basis. Both agreements provide for automatic renewal on a month-to-month basis upon expiration unless terminated by either party. During the year ended March 31, 1999, the Company had charged to operations approximately $251,000 in fees to ClientLogic. Jordan A. Levy, a former director of the Company, is Vice-Chairman of ClientLogic. There were no payments made during any subsequent periods to ClientLogic.

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

The Company has entered into agreements with an unaffiliated leasing company for computer equipment. This leasing company purchases computer equipment from various vendors including RCS. During the year ended March 31, 1999, the leasing company paid approximately $231,000 to RCS for equipment leased by the Company. There were no payments made during any subsequent periods to RCS.

       The Company believes that the terms of the foregoing transactions are no less favorable to the Company than could be obtained by the Company from unrelated parties on an arm's-length basis.

Gregor Loan

       On August 31, 1996, the Company extended a loan to Andrew Gregor, a former Chief Financial Officer of the Company, in the principal amount of $250,000. The loan, including interest, amounted to $290,000 and was forgiven as part of Mr. Gregor's severance package and charged to restructuring charges in the fourth quarter of fiscal 1999. See Note 23 for information concerning other restructuring charges.

Humongous Loan

       The Company extended a demand promissory note to the former President of Humongous, a wholly-owned subsidiary of the Company. The note bears interest at a rate of 8.75% per annum and secured by security interest in all shares of common stock of the Company owned beneficially by such individual. The balance outstanding, including interest, at March 31, 2000 was approximately $2.5 million. During June 2000, the Company exchanged the shares owned by the former President and reduced the amount outstanding to approximately $1.5 million. As part of the exchange, the Company negotiated a repayment schedule for this outstanding loan which provided for a first installment of approximately $37,000 to be paid on July 1, 2001. Such payment was not received and the Company is pursuing collection of the note by exploring various legal remedies which it has available.

 SingleTrac Loans

       The Company has extended non-interest bearing loans to three former employees of the Company who were former stockholders of SingleTrac. The principal amount of each such loan is $100,000. Such loans become due and payable at the earliest of the sale of their stock of the Company, in November 1999 or six months following termination of the borrowers' respective employment with the Company. Each of the borrowers has pledged 4,000 shares of the Company's common stock, as collateral security for the loans. Two loans were forgiven on July 9, 1999 pursuant to amended employment agreements, which provided for the loan forgiveness pursuant to termination of employment. $20,000 of the third loan has been partially earned by the former employee, and the $80,000 balance repaid to the Company in May 2000.

NOTE 15--LEASES

       The Company accounts for its leases as operating leases, with expiration dates ranging from 2001 through 2012. Future minimum annual rental payments under the leases approximate as follows for the fiscal years then ended:


                 2002......................................  $         4,700
                 2003......................................            4,300
                 2004......................................            3,900
                 2005......................................            3,400
                 2006......................................            2,500
                 Thereafter................................            3,200
                                                             ---------------
                                                             $        22,000
                                                             ===============



       Total rent expense charged to operations for the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001 amounted to approximately $7.3 million, $9.4 million, $1.3 million, and $5.7 million respectively.

NOTE 16 -- DEBT

       On September 11, 1998, the Company entered into a Credit Agreement, as subsequently amended, with First Union National Bank as agent for a syndicate of banks (the "Banks"), which expired on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. To induce the Banks to amend the Credit Agreement, the Company issued the Banks warrants to purchase, at an exercise price of $0.05 per share, an aggregate of 150,000 shares of the Company's common stock. Of these, warrants to purchase 55,000 shares of the Company's common stock were immediately exercisable, warrants to purchase 50,000 shares of Company's common stock became exercisable on October 31, 1999 and warrants to purchase the remaining 45,000 shares of the Company's common stock (the "Bank Warrants") became exercisable on February 28, 2000 if the Credit Agreement was not repaid prior to that date.

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

       On June 30, 2000, the Company had outstanding borrowing under the Credit Agreement of approximately $96.0 million and no letters of credit outstanding. Outstanding borrowings under the Credit Agreement are classified as current in the consolidated balance sheet as of June 30, 2000, accrued interest of $2.5 million was recorded but not yet paid under the Credit Agreement as of June 30, 2000.

       The Credit Agreement has been modified from time to time. On June 29, 2000, Infogrames SA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125 million and waived compliance with all of the required financial covenants contained in the agreement extending the maturity date to September 30, 2000.

       On March 1, 2000, INA issued a promissory note to Infogrames SA for $25.0 million at interest rates of 6.8% per annum. Prior to the merger with the Company this amount was forgiven by Infogrames SA and converted into equity of INA (Note 3).

       In conjunction with the INA Merger (Note 3) which closed on October 2, 2000, all amounts outstanding under the Credit Agreement and certain intercompany payables were converted into approximately 20 million shares of the Company's common stock at a price of $6.40 per share. The Company amended the Credit Agreement with Infogrames SA (the "New Credit Agreement") to provide for an aggregate commitment of $50.0 million, and to extend the maturity date from September 30, 2000 to December 31, 2000. On December 22, 2000, the Company and Infogrames SA amended the New Credit Agreement to extend the maturity date to June 15, 2001 and on June 7, 2001, the credit agreement was further extended to December 31, 2001. As of June 30, 2001, the outstanding borrowings under the Credit Agreement were approximately $9.3 million, of which $0.3 million is related to accrued interest. As of June 30, 2001, there are $0.9 million of letters of credit outstanding.

       In connection with the INA Merger (Note 3), the Company assumed a $35.0 million revolving credit facility with BNP, which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any Demand loans bear interest at the prime rate. The facility fee of $5,000 was paid on September 14, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility is due at the end of each quarter. The Company had approximately $34.9 million of borrowings outstanding under the BNP Credit Facility as of June 30, 2001.

Long-term debt consists of the following at June 30, 2001:

GAP 0% subordinated convertible note (a)..............................................................    $        39,954

5% subordinated convertible note with a subsidiary of Infogrames SA, due December 16, 2004............              65,408
                                                                                                          ----------------

                                                                                                          $       105,362
                                                                                                          ================

(a) The GAP 0% subordinated convertible note is due on December 16, 2004. Interest for this note is being accreted at the rate of 7.0% and will have a redemption value of $50.0 million at maturity.

NOTE 17--LEGAL PROCEEDINGS

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

       The three pending appeals have been consolidated for oral argument in the September 2001 Term of the Appellate Division, First Department. On April 24, 2001, Scavenger brought a motion for reargument and renewal of the January 8, 2001 Order dismissing the second cause of action. By order entered July 5, 2001, the Commercial Division denied this motion. On or about July 17, 2001, Scavenger noticed an appeal from the July 5, 2001 Order, and all of the appeals have been consolidated for the November Term.

       On April 24, 2001, Scavenger brought a motion for reargument and renewal of the January 8, 2001 Order dismissing the second cause of action. By order entered July 5, 2001, the Commercial Division denied this motion. On or about July 17, 2001, Scavenger noticed an appeal from the July 5, 2001 Order. All of the pending appeals have been consolidated for oral argument in the November 2001 Term of the Appellate Division, First Department.

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

James

       On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, oral argument has not yet been scheduled.

Sanders

       On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15 million in compensatory damages for certain plaintiffs and $5 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. The Court granted Plaintiffs' an extension until Sunday, August 19, 2001 to oppose the Company's motion to dismiss and the Company's reply brief is due in September 2001.

       The Company believes that these complaints are without merit and intends to defend itself vigorously against these actions. Additionally, the Company is involved in various other claims and legal actions arising in the ordinary course of business.

       The Company's management believes that the ultimate resolution of any of the aforementioned complaints or any other claims which are not stated herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

NOTE 18--EMPLOYEE SAVINGS PLAN

       The Company maintains an Employee Savings Plan (the "Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all U.S. employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service with matching of 50% of the employee's contribution up to 6 percent provided by the Company. Generally, the Plan's assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by the Company. Generally, the Company does not provide its employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $739,000, $530,000, $200,000 and $811,000 for the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, respectively.

NOTE 19--ROYALTY ADVANCES

       The Company has committed to pay advance payments under certain license agreements. These obligations are guaranteed and are not dependent on the delivery of the contracted services by the developers. Future advances due under these license agreements are as follows for the fiscal years then ended:


           2002......................................     $     4,282
           2003......................................           1,000
           2004......................................           1,000
           2005......................................           1,000
           2006......................................           1,000
           Thereafter................................               -
                                                          -----------
                                                          $     8,282
                                                          ===========


NOTE 20--CONCENTRATION OF CREDIT RISK

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

       The Company had sales constituting 40%, 35%, 52% and 31% of net revenue to two customers in the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, respectively. Sales to one customer constituted 30%, 24%, 37% and 22% of net revenue during the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, respectively, while sales to a second customer constituted 10%, 11%, 15% and 9% of the net revenue for the same periods, respectively.

       Accounts receivable due from three significant customers aggregated 48% and 50% of accounts receivable at June 30, 2000 and June 30, 2001, respectively.

NOTE 21--OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

       The Company has three reportable segments: publishing, distribution and corporate. Publishing is comprised of frontline, leisure and children's publishing. Distribution constitutes the sale of other publishers' titles to various mass merchants and other retailers.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating results of these segments.

       The Company's reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, merchandising and marketing strategies.

       The following unaudited summary represents the consolidated net revenues and operating income (loss) by reportable segment for the year ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001:


                                        PUBLISHING       DISTRIBUTION        CORPORATE           TOTAL
                                        ----------       ------------        ---------           -----


Year ended March 31, 1999:
       Net revenues .............        $ 299,400         $ 272,942         $      --         $ 572,342
       Operating income (loss) ..           24,447            30,520          (131,077)          (76,110)
Year ended March 31, 2000:
       Net revenues .............          262,794           123,268                --           386,062
       Operating income (loss) ..           (5,545)           11,526          (293,973)         (287,992)
Three months ended June 30, 2000:
       Net revenues .............           42,527             5,942                --            48,469
       Operating loss ...........          (17,948)           (3,460)          (27,916)          (49,324)
Year ended June 30, 2001:
       Net revenues .............          232,101            78,378                --           310,479
       Operating income (loss) ..              785            12,963           (64,743)          (50,995)



       Information about the Company's operations in the U.S. and other geographic locations for the year ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001 are presented below.

                                                                          OTHER
                                        UNITED          UNITED          GEOGRAPHIC
                                        STATES          KINGDOM          LOCATIONS           TOTAL
                                        ------          -------          ---------           -----

Year ended March 31, 1999:
       Net revenues ..........        $ 469,670         $ 76,132         $ 26,540         $ 572,342
       Operating (loss) income          (68,947)         (13,666)           6,503           (76,110)
       Capital expenditures ..            2,196           20,121              290            22,607
       Total assets ..........          374,084           49,296           15,531           438,911
Year ended March 31, 2000:
       Net revenues ..........        $ 297,666         $ 70,748         $ 17,648         $ 386,062
       Operating loss ........         (246,823)         (37,793)          (3,376)         (287,992)
       Capital expenditures ..            2,140            6,115            1,182             9,437
       Total assets ..........          201,090           10,749            9,675           221,514
Year ended June 30, 2000:
       Net revenues ..........        $  45,891         $    415         $  2,163         $  48,469
       Operating loss ........          (46,247)          (1,200)          (1,877)          (49,324)
       Capital expenditures ..            1,875              130               --             2,005

       Total assets.............................................       158,275      7,060       5,140     170,475
Year ended June 30, 2001:
       Net revenues.............................................    $  304,116   $  1,495   $   4,868   $ 310,479
       Operating loss...........................................       (46,639)      (777)     (3,579)    (50,995)
       Capital expenditures.....................................         6,084         --          --       6,084
       Total assets.............................................       137,415      1,959       5,710     145,084

NOTE 22--SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                        THREE MONTHS
                                                                                    YEARS ENDED             ENDED      YEAR ENDED
                                                                                      MARCH 31,            JUNE 30,     JUNE 30,
                                                                                 1999           2000         2000         2001
                                                                                 ----           ----         ----         ----
Issuance of common stock in connection with the acquisition of OZM...........  $ 15,473       $     --      $    --     $     --
Issuance of stock options in connection with the acquisition of OZM..........     1,347             --           --           --
Issuance of common stock in connection with the acquisition of Reflections...    12,279             --           --           --
Issuance of common stock in connection with the acquisition of Legend........       255             --           --           --
Issuance of stock options in connection with the acquisition of Legend.......         9             --           --           --
Conversion of revolving credit facility into  shares of the Company's
     common stock by Infogrames SA at $6.40 per share........................        --             --           --      128,570
Issuance of stock in exchange for the assets of Infogrames North America.....        --             --           --          280
Conversion of Infogrames North America related party balances with
     Infogrames SA...........................................................        --             --           --       64,907
Sale of treasury stock in lieu of partial royalty payment....................        --             --           --          600
Warrants issued in connection with New Credit Agreement......................        --          3,188           --           --
Warrants issued to GAP and acquired by Infogrames SA.........................        --          8,833           --           --
Warrants issued in connection with Short-Term Note...........................        --            150           --           --
Discount on GAP 0% Subordinated Convertible Note.............................        --         14,351           --           --
Deferred financing costs in connection with Long-Term debt...................        --          4,776           --           --
Common stock issued in lieu of partial royalty payment.......................        --          4,208           --           --
Cash paid for income taxes...................................................    11,118          2,713           --           --
Cash paid for interest.......................................................     5,826          8,492        1,010        3,145

NOTE 23--RESTRUCTURING AND OTHER CHARGES

           During December 1999, the Company's management approved and adopted a formal plan (the "Restructuring Plan") relating to a reorganization of the Company's action and adventure publishing business, the shutdown of a substantial portion of European publishing operations and outsourcing and downsizing of the Company's distribution and assembly function. As a result of the implementation of the Restructuring Plan, the Company has incurred restructuring and other charges of approximately $37.9 million in fiscal 2000, mostly recorded in the three months ended December 31, 1999. As a result of the implementation of the Restructuring Plan, the Company has incurred approximately $17.6 million relating to the write-off of goodwill due to the consolidation of the value distribution division with the Company's publishing division, $12.1 million relates the shutdown of European operations, including the write-off of all goodwill other than the Reflections studio, $6.1 million relates to impaired assets and $2.1 million relates to the planned severance of certain employees. In connection with the shutdown of European operations, certain reserves related to inventory and receivables were deemed to be unnecessary in light of actual operating activities. Thus, $2.4 million of such reserves were reversed in the second quarter of fiscal 2001.

           During the three months ended June 30, 2000, the Company recorded additional restructuring charges of approximately $11.1 million. These charges relate to $0.4 million of goodwill write-off, $9.4 million related to impaired assets and transition rent and $1.3 million of severance for 30 employees, mostly in administration and product development.

           During the year ended June 30, 2001, the Company implemented a restructuring plan to further strategically operate and make more efficient its current publishing and internal development operations. This plan included the shutdown and move of the Company's San Jose facility to Santa Monica, California, and the shutdown of the Humongous publishing group. This resulted in charges of approximately $3.5 million of which $1.9 million related to the termination of 119 employees. The remaining $1.6 million related to the disposal of fixed assets and other charges related to the shutdown of these operations.

         The following table sets forth adjustments to the restructuring reserve: (IN THOUSANDS)

                                                    ADDITIONAL
                                       BALANCE     RESTRUCTURING                                  BALANCE
                                       MARCH 31,     AND OTHER                       CASH         MARCH 31,
                                         1999         CHARGES       WRITE-OFFS     PAYMENTS        2000
                                         ----         -------       ----------     --------        ----
Severance.........................     $  8,357      $   4,720      $      --     $   (5,144)    $   7,933
Shutdown of European Operations...           --          3,128             --         (1,236)        1,892
Impairment charges................           --         29,783        (29,783)            --            --
Transition rent...................          635            317             --           (568)          384
                                       --------      ---------      ---------     ----------     ---------
                                       $  8,992      $  37,948      $ (29,783)    $   (6,948)    $  10,209
                                       ========      =========      =========     ==========     =========

                                                    ADDITIONAL
                                       BALANCE     RESTRUCTURING                                 BALANCE
                                       MARCH 31,     AND OTHER                       CASH        JUNE 30,
                                         2000         CHARGES       WRITE-OFFS     PAYMENTS        2000
                                         ----         -------       ----------     --------        ----
Severance.........................     $   7,933     $   1,284      $      --     $  (1,800)     $   7,417
Shutdown of European operations...         1,892            --             --            --          1,892
Impairment charges................            --         9,592         (9,592)           --             --
Transition rent...................           384           205             --           (62)           527
                                       ---------     ---------      ---------     ---------      ---------
                                       $  10,209     $  11,081      $  (9,592)    $  (1,862)     $   9,836
                                       =========     =========      =========     =========      =========

                                                    ADDITIONAL
                                       BALANCE     RESTRUCTURING                                          BALANCE
                                       JUNE 30       AND OTHER                     CASH                   JUNE 30,
                                         2000         CHARGES      WRITE-OFFS    PAYMENTS      OTHER        2001
                                         ----         -------      ----------    --------      -----        ----
Severance..........................    $   7,417     $   1,857     $      --    $  (6,627)   $      --    $  2,647
Shutdown of European operations....        1,892            --            --           --       (1,892)         --
Shutdown of San Jose facilities....           --         1,294        (1,294)          --           --          --
Shutdown of Humongous publishing...           --           388          (388)          --           --          --

Transition rent....................          527            --            --           --         (527)         --
                                       ---------     ---------     ---------    ---------    ---------    --------
                                       $   9,836     $   3,539     $  (1,682)   $  (6,627)   $  (2,419)   $  2,647
                                       =========     =========     =========    =========    =========    ========

NOTE 24--QUARTERLY FINANCIAL DATA (UNAUDITED)

           Summarized quarterly financial data for the fiscal year ended March 31, 1999 are as follows:

                                                                                      THREE MONTHS ENDED
                                                                      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                                      --------    -------------   ------------     ---------
Net revenues.....................................................   $   116,391    $   116,151    $    246,303    $    93,497
Gross profit.....................................................        60,493         60,193         126,691         (4,990)
Operating income (loss)..........................................         4,112          3,034          33,706       (116,962)
Income (loss) from continuing operations.........................         1,803          1,369          17,332        (72,301)
Loss from discontinued operations................................            --             --            (560)       (18,481)
Net income (loss) before dividends on preferred stock............         1,803          1,369          16,772        (90,782)
Net income (loss)................................................         1,803          1,369          16,772        (91,008)
Basic income (loss) per share from continuing operations.........   $      0.13    $      0.10    $       1.24    $     (4.97)
Basic loss per share from discontinued operations................   $        --    $        --    $      (0.04)   $     (1.27)
Basic net income (loss) per share................................   $      0.13    $      0.10    $       1.20    $     (6.24)
Weighted average shares outstanding- basic.......................        13,612         13,618          13,949         14,555
Diluted income (loss) per share from continuing operations.......   $      0.13    $      0.10    $       1.24    $     (4.97)
Diluted (loss) per share from discontinued operations............   $        --    $        --    $      (0.04)   $     (1.27)
Diluted net income (loss) per share..............................   $      0.13    $      0.10    $       1.20    $     (6.24)
Weighted average shares outstanding-diluted......................        13,798         13,713          14,019         14,555

           Summarized quarterly financial data for the fiscal year ended March 31, 2000 are as follows:

                                                                                       THREE MONTHS ENDED
                                                                       JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                                       --------    -------------   ------------     ---------
Net revenues.......................................................  $   121,325    $    91,426    $    109,703    $    63,608
Gross profit.......................................................       59,182         26,806          20,567        (27,785)
Operating loss.....................................................       (3,709)       (52,112)        (93,359)      (138,812)
Loss from continuing operations....................................       (3,852)       (56,060)       (118,777)      (168,735)
Loss from discontinued operations..................................           --           (477)             --             --
Loss before extraordinary items....................................       (3,852)       (56,537)       (118,777)      (168,735)
Gain from extraordinary item, net of tax of $1,312.................           --             --           1,888             --
Net loss...........................................................       (3,852)       (56,537)       (116,889)      (168,735)
Basic and diluted loss per share from continuing operations........  $     (0.26)   $     (3.80)   $      (7.51)   $     (8.16)
Basic and diluted loss per share from discontinued operations......  $        --    $     (0.03)   $         --    $        --
Basic and diluted income per share from extraordinary items........  $        --    $        --    $       0.12    $        --
Basic and diluted net loss per share...............................  $     (0.26)   $     (3.83)   $      (7.39)   $     (8.16)
Weighted average shares outstanding................................       14,574         14,772          15,816         20,668

Summarized quarterly financial data for the three months ended June 30, 2000 is as follows:

                                                                    THREE MONTHS
                                                                        ENDED
                                                                      JUNE 30,
                                                                      --------
Net revenues.....................................................    $   48,469
Gross profit.....................................................        25,283
Operating loss...................................................       (49,324)
Net loss.........................................................       (55,400)
Basic and diluted loss per share from continuing operations......    $    (2.68)
Basic and diluted net loss per share.............................    $    (2.68)
Weighted average shares outstanding..............................        20,646

Summarized quarterly financial data for the fiscal year ended June 30, 2001 is as follows:

                                                                    SEPTEMBER 30,    DECEMBER 31,     MARCH 31,        JUNE 30,
                                                                    -------------    ------------     ---------        --------
Net revenues.....................................................    $    39,567     $    127,484    $    70,768     $    72,660
Gross profit.....................................................         24,755           81,491         33,808          44,485
Operating loss...................................................        (26,920)          17,832        (18,832)        (23,075)
Loss from continuing operations..................................        (32,714)          16,475        (21,430)        (22,999)
Net loss.........................................................        (32,714)          16,475        (21,430)        (22,999)
Basic and diluted loss per share from continuing operations......    $     (1.58)    $       0.24    $     (0.31)    $     (0.33)
Basic and diluted net loss per share.............................    $     (1.58)    $       0.24    $     (0.31)    $     (0.33)
Weighted average shares outstanding- basic.......................         20,686           68,135         69,734          69,524
Weighted average shares outstanding- diluted.....................         20,686           68,691         69,734          69,524

         The sum of per share amounts may differ from the total for the year due to the significant increase in the number of common shares outstanding relating to the INA merger, the conversion of related party debt and the fact that the per share information is computed separately for each period (Note 3).

                        INFOGRAMES, INC. AND SUBSIDIARIES

              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (OPEN)
                                 (IN THOUSANDS)


                                                                           ADDITIONS
                                                              BALANCE      CHARGED TO                    BALANCE
                                                             BEGINNING     COSTS AND                       END
DESCRIPTION                                                  OF PERIOD      EXPENSES     DEDUCTIONS     OF PERIOD
-----------                                                  ---------      --------     ----------     ---------
ALLOWANCE FOR BAD DEBTS, RETURNS, PRICE PROTECTION
AND OTHER CUSTOMER PROMOTIONAL PROGRAMS:

Year ended June 30, 2001..................................   $   80,838    $   93,691    $ (117,975)    $   56,554
                                                             ==========    ==========    ==========     ==========
Three months ended June 30, 2000..........................   $   72,323    $   36,990    $  (28,475)    $   80,838
                                                             ==========    ==========    ==========     ==========
Year ended March 31, 2000.................................   $   69,821    $  159,297    $ (156,795)    $   72,323
                                                             ==========    ==========    ==========     ==========
Year ended March 31, 1999.................................   $   36,041    $  244,333    $ (210,553)    $   69,821
                                                             ==========    ==========    ==========     ==========

RESERVE FOR OBSOLESCENCE:

Year ended June 30, 2001..................................   $   48,101    $      838    $  (28,579)    $   20,360
                                                             ==========    ==========    ==========     ==========
Three months ended June 30, 2000..........................   $   48,087    $    6,925    $   (6,911)    $   48,101
                                                             ==========    ==========    ==========     ==========
Year ended March 31, 2000.................................   $   18,617    $   38,953    $   (9,483)    $   48,087
                                                             ==========    ==========    ==========     ==========
Year ended March 31, 1999.................................   $   15,574    $   16,634    $  (13,591)    $   18,617
                                                             ==========    ==========    ==========     ==========

                                EXHIBIT INDEX
                                -------------

Exhibit
No.         Exhibit Description
-------     -------------------

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

10.5 The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.6 Employment Agreement, dated April 28, 1998, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.6a Agreement and Release, dated April 7, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10a to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.6b Letter Agreement, dated June 15, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10b to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.6c Letter Agreement, dated December 21, 2000, by and between Harry Rubin and the Company.*

10.7 Letter Agreement, dated April 20, 2000, by and between David Fremed and the Company is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.8 Letter Agreement, dated September 7, 2000, by and between Lisa Rothblum and the Company.*

10.9 Lease Agreement between the Company and Plymouth 2200, LLP, dated September 6, 1996 is incorporated herein by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.10 Agreement of Lease, dated as of December 12, 1996, by and between the Company and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.11 Lease Agreement between the Company and Netbreeders Realty LLC, dated November 1, 1999.

10.12 Lease Agreement between the Company and CarrAmerica Realty Corporation, dated February 17, 2000.

10.13 Sublease Agreement between the Company and North American Mortgage Company, dated February 17, 2000.

10.14 Sublease Agreement between the Company and SAVI Technology, Inc., dated May 30, 2001.

10.15 Lease Agreement between the Company and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001.

10.16 Lease Agreement between the Company and MV 1997, L.L.C., dated November 24, 1997.

10.17 Lease Agreement between the Company and Northwest Properties Realty Corp., dated February 22, 1999.

10.18 Lease Agreement between the Company and Cimarron Airpark L.L.C. VIII, dated June 1, 1995.

10.19 Sublease Agreement between the Company and XPIDATA, Inc., dated December 6, 1996.

10.20 Lease Agreement between the Company and Brookfield J, LLC, dated December 23, 1998.

10.21 Services Agreement between the Company and GoodTimes Home Video Corp., dated as of January 1, 1995, is incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed October 20, 1995.

10.22 GTIS Master Option and License Agreement between the Company and the Williams Entertainment Group, dated December 28, 1994, and the Amendment to such agreement, dated March 31, 1995, are incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed October 20, 1995.

10.23 GTIS Master Option and License Agreement (Home Video Games) between the Company and the Williams Entertainment Group, dated March 31, 1995 is incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed October 20, 1995.

10.24 Agreement by and between the Company and REPS is incorporated herein by reference to an exhibit filed as a part of the Company's Registration Statement on Form S-1 filed October 20, 1995.

10.25 Warehouse Services Contract, dated March 2, 1999, by and between the Company and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.26 Distribution Agreement between Infogrames Entertainment SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.26a Amendment to Distribution Agreement between Infogrames Entertainment SA and the Company dated as of July 1, 2000.

10.27 Trademark Agreement, dated as of May 10, 2000, by and between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28 Credit Agreement, dated as of September 11, 1998, by and among the Company, the Lenders thereto, NationsBanc Montgomery Securities, LLC, as Syndication Agent, Fleet Bank, N.A., as Documentation Agent, and First Union National Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.28a Second Amendment, Waiver and Agreement, dated as of June 29, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on August 5, 1999.

10.28b Third Amendment, Consent, Waiver and Agreement, dated as of November 15, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 19, 1999.

10.28c Right of First Refusal Offer Agreement, dated November 15, 1999, by and among California U.S. Holdings, Inc. and the Lenders named therein is incorporated herein by reference to Exhibit 13 to the
            Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.

10.28d Amended and Restated Unconditional Subsidiary Guaranty Agreement, dated as of November 15, 1999, among certain subsidiaries of the Company, California U.S. Holdings, Inc. and First Union National Bank, as administrative agent, for the benefit of the Lenders is incorporated herein by reference to Exhibit 15 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.

10.28e Second Amended and Restated Security Agreement, dated as of November 15, 1999, by and among the Registrant, certain of its subsidiaries, First Union National Bank, as Administrative Agent, and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit
            10.4 to the Company's Current Report on Form 8-K filed on November 19, 1999.

10.28f Second Amended and Restated Pledge Agreement, dated as of November 15, 1999, by the Company and certain of its subsidiaries in favor of First Union National Bank, as Administrative Agent, and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit
            10.5 to the Company's Current Report on Form 8-K filed on November 19, 1999.

10.28g Master Assignment and Acceptance, dated as of February 15, 2000, by and among the Company, the Assignors and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26g to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28h Warrant Agreement, dated as of February 15, 2000, by and among the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26h to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28i Warrant Certificate, dated as of February 15, 2000, issued to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.26i to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28j Fourth Amendment to the Credit Agreement, dated as of February 15, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26j to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28k Reimbursement and Cash Collateral Agreement, dated as of February 15, 2000, by and between the Company and First Union National Bank is incorporated herein by reference to Exhibit 10.26k to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28l Collateral Assignment Agreement, dated as of February 15, 2000, by and among First Union National Bank, Infogrames SA, the Company and the Guarantors is incorporated herein by reference to Exhibit 10.26l to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28m Fifth Amendment to the Credit Agreement, dated as of March 31, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26m to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28n Sixth Amendment to the Credit Agreement, dated as of June 29, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26n to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.28o Ninth Amendment to the Credit Agreement, dated as of June 7, 2001, to the Credit Agreement by and between the Company and Infogrames Entertainment SA.

10.29 Stock Purchase Agreement, dated February 8, 1999, among the Company, General Atlantic Partners 54, L.P. and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on March 2, 1999.

10.30 Warrant Agreement, dated as of June 29, 1999, among the Company, GAP 54, GAPCO II and the other parties named therein is incorporated herein by reference to Exhibit 1 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.

10.31 Letter Agreement, dated June 29, 1999, among GAP 54, GAPCO II, Joseph J. Cayre, Kenneth Cayre and Stanley Cayre is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.

10.32 Form of Option Agreement, dated as of July 30, 1999, among GAP 54, GAPCO II and the other parties named therein is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.

10.33 Securities Purchase Agreement, dated as of November 15, 1999, by and among Infogrames Entertainment S.A., California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on November 19, 1999.

10.34 Securities Exchange Agreement, dated as of November 15, 1999, by and among the Company, General Atlantic Partners 54, L.P., and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on 8-K filed on November 19, 1999.

10.35 Promissory Note of the Company in the aggregate principal amount of $25,000,000 payable to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on 8-K filed on November 19, 1999.

10.36 Warrant to Purchase 50,000 shares of Common Stock, issued to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.

10.37 Form of GAP Warrant is incorporated herein by reference to Exhibit 9 to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.

10.38 Note Purchase Agreement, dated as of November 15, 1999, between certain members of the Cayre Group and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 11B to the
            Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.

10.39 Equity Purchase and Voting Agreement, dated as of November 15, 1999, among Infogrames Entertainment S.A., California U.S. Holdings, Inc., GAP 16, GAP 19, GAP II, GAP 54, GAPCO and GAPCO II is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.40 Form of GAP 54 Note is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.41 Form of GAPCO II Note is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.42 5% Subordinated Convertible Note of the Company is incorporated herein by reference to Exhibit 6 to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on January 10, 2000.

10.43 Services Agreement, dated as of January 1, 2000, between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.44 Sales Agency Agreement dated as of December 16, 1999 between Infogrames North America, Inc. and the Company is incorporated herein by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000

10.45 Affiliated Label Agreement dated as of July 1, 2000 between Infogrames North America, Inc. and the Company is incorporated herein by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.46 Services Agreement, dated as of January 26, 2001, between the Company and Infogrames Interactive, Inc.

10.47 Letter Agreement, dated as of January 26, 2001, between the Company and Infogrames Entertainment SA.

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

22.4 Information Statement on Schedule 14C filed on September 12, 2000 is incorporated herein by reference.

23.1 Consent of Arthur Andersen LLP is incorporated herein by reference to Exhibit 23.1 to the Company's Registration Statement on Form S-8 filed on February 2, 2001.

23.2        Consent of Deloitte & Touche.

24.1        Power of Attorney.

99.1 Amended and Restated Audit Committee Charter is incorporated herein by reference to Appendix A to the Company's proxy statement dated June 29, 2000.

Exhibit indicated with an * symbol is a management contract or compensatory plan or arrangement filed pursuant to Item 14 of Form 10-K.