Form 10-Q
period 2001-09-30
INFOGRAMES INC
filed 2001-11-14
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended September 30, 2001    Commission File No. 0-27338


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

                                 Yes /X/ No / /

         As of November 8, 2001, there were 69,788,115 shares of the registrant's Common Stock outstanding.

                                INFOGRAMES, INC.
                SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                                    PAGE
                                                                                                                    ----
   Item 1.      Financial Statements:

                Consolidated Balance Sheets as of June 30, 2001 and September 30, 2001                               3

                Consolidated Statements of Operations and Comprehensive Income (Loss) for the
                Three Months Ended September 30, 2000 and 2001                                                       4

                Consolidated Statements of Cash Flows for the Three Months Ended September 30,
                2000 and 2001                                                                                        5

                Notes to the Consolidated Financial Statements                                                       6

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                                        13

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                           18




PART II - OTHER INFORMATION

   Item 1.      Legal Proceedings                                                                                   19

   Item 6.      Exhibits and Reports on Form 8-K                                                                    22

  Signatures                                                                                                        23

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                INFOGRAMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        JUNE 30,        SEPTEMBER 30,
                                                                                          2001              2001
                                                                                          ----              ----
                                                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ..................................................        $   5,378         $  11,441
   Marketable securities ......................................................              554               337
   Receivables, net of allowances for bad debts, returns, price protection
   and other customer promotional programs of $56,554 and $46,682, respectively           37,240            56,890
   Inventories, net of reserves of $20,360 and $13,801, respectively ..........           29,182            34,957
   Income taxes receivable ....................................................            2,273             2,279
   Due from related parties ...................................................            4,388             1,480
   Prepaid expenses and other current assets ..................................            6,743            11,551
                                                                                       ---------         ---------
     Total current assets .....................................................           85,758           118,935
Property, plant and equipment, net ............................................           12,996            13,715
Investments ...................................................................            7,122             7,122
Goodwill, net of accumulated amortization of $26,116 in both periods ..........           29,211            29,211
Other assets ..................................................................            9,997            10,905
                                                                                       ---------         ---------
     Total assets .............................................................        $ 145,084         $ 179,888
                                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable ...........................................................        $  37,777         $  41,376
   Accrued liabilities ........................................................           31,491            28,534
   Revolving credit facility ..................................................           34,888            34,731
   Related party credit facility ..............................................            9,316            47,111
   Royalties payable ..........................................................           12,842             9,547
   Deferred revenue ...........................................................            1,753             1,753
   Due to related parties .....................................................           15,036            13,245
                                                                                       ---------         ---------
     Total current liabilities ................................................          143,103           176,297
Long-term debt ................................................................           39,954            40,672
Related party debt ............................................................           65,408            66,232
Deferred revenue ..............................................................            1,750             1,750
Other long-term liabilities ...................................................            1,405             1,313
                                                                                       ---------         ---------
     Total liabilities                                                                   251,620           286,264
                                                                                       =========         =========
Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $0.01 par value, 5,000 shares authorized, none issued
   or outstanding .............................................................             --                --
   Common stock, $0.01 par value, 300,000 shares authorized, 69,759 shares
   issued and 69,524  shares outstanding in both periods ......................              698               698
   Additional paid-in capital .................................................          486,306           486,309
   Accumulated deficit ........................................................         (593,991)         (593,439)
   Accumulated other comprehensive income .....................................            2,803             2,408
   Treasury stock, at cost, 235 shares in both periods ........................           (2,352)           (2,352)
                                                                                       ---------         ---------
         Total stockholders' deficiency .......................................         (106,536)         (106,376)
                                                                                       ---------         ---------
         Total liabilities and stockholders' deficiency .......................        $ 145,084         $ 179,888
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

                                INFOGRAMES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS      THREE MONTHS
                                                             ENDED             ENDED
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                              2000              2001
                                                              ----              ----
     Net revenues ..................................        $ 39,567         $ 81,668
     Cost of goods sold ............................          14,812           37,733
                                                            --------         --------
        Gross profit ...............................          24,755           43,935
     Selling and distribution expenses .............          18,703           16,198
     General and administrative expenses ...........          13,952            8,557
     Research and development ......................          12,978           14,695
     Merger costs ..................................           1,700               --
     Depreciation and amortization .................           4,342            1,091
                                                            --------         --------
          Operating (loss) profit ..................         (26,920)           3,394
     Interest expense ..............................           6,114            2,887
     Other income ..................................             326               49
                                                            --------         --------

     (Loss) profit before provision for income taxes         (32,708)             556
     Provision for income taxes ....................               6                4
                                                            --------         --------

           Net (loss) profit .......................        $(32,714)        $    552
                                                            ========         ========

     Basic and diluted net (loss)  profit  per share        $  (1.58)        $   0.01
                                                            ========         ========

     Basic weighted average shares outstanding .....          20,686           69,524
                                                            ========         ========

     Diluted weighted average shares outstanding ...          20,686           70,008
                                                            ========         ========


     Net (loss) profit .............................        $(32,714)        $    552
     Other comprehensive (loss) income:
        Foreign currency translation adjustments ...          (1,145)            (178)
        Unrealized gain (loss) on securities .......              45             (217)
                                                            --------         --------
               Comprehensive (loss) income .........        $(33,814)        $    157
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

                                INFOGRAMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS     THREE MONTHS
                                                                    ENDED            ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2000             2001
                                                                     ----             ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) profit ...................................        $(32,714)        $    552
     Adjustments to reconcile net (loss) profit  to
        net cash used in operating activities:
        Depreciation and amortization ....................           4,342            1,091
        Amortization of discount on long-term debt .......             718              718
        Accrued interest .................................           3,730            2,042
        Amortization of deferred financing fees ..........             239              239
     Changes in operating assets and liabilities:

           Receivables, net ..............................           4,763          (19,672)
           Inventories, net ..............................           4,190           (5,758)
           Due to / from related parties, net ............           1,838            1,067
           Prepaid expenses and other current  assets ....              --           (4,782)
           Accounts payable ..............................         (14,470)           3,564
           Accrued liabilities ...........................          (3,188)          (3,807)
           Bank overdraft ................................          (3,091)              --
           Royalties payable .............................            (193)          (3,306)
           Income taxes payable ..........................             384               --
           Income taxes receivable .......................             275                2
           Long-term liabilities .........................              19              (89)
           Other assets ..................................           2,514           (1,141)
                                                                  --------         --------
             Net cash used in operating activities .......         (30,644)         (29,280)
                                                                  --------         --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment .................             (12)          (1,790)
                                                                  --------         --------
             Net cash used in investing activities .......             (12)          (1,790)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolving credit  facilities .......          30,880           37,000
     Proceeds from exercise of stock options .............               2                2
                                                                  --------         --------
             Net cash provided by financing activities ...          30,882           37,002
     Effect of exchange rates on cash and cash equivalents             147              131
                                                                  --------         --------
     Net increase in cash and cash equivalents ...........             373            6,063
     Cash and cash equivalents--beginning of period ......          12,302            5,378
                                                                  --------         --------
     Cash and cash equivalents--end of period ............        $ 12,675         $ 11,441
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

                                INFOGRAMES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business

         Infogrames, Inc., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and Playstation2, SEGA's Dreamcast and Nintendo's Game Boy. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America. Infogrames Entertainment S.A. ("Infogrames SA") owns approximately 89% of the Company.

   Basis of Presentation

         On September 6, 2000, the Company entered into a merger agreement with Infogrames North America, Inc. ("INA"), a wholly-owned subsidiary of Infogrames SA. The Company acquired INA through the creation of a wholly-owned subsidiary that merged with and into INA. Upon completion of the merger, INA became a wholly owned subsidiary of the Company. The accompanying consolidated financial statements of the Company have been combined as of December 16, 1999, with those of INA, as a result of a merger (the "Merger") between the Company and INA. The effective date of the Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.

         The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. The information for June 30, 2001 was derived from audited financial statements.

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

   Net Profit (Loss) Per Share

         Basic profit (loss) per share ("EPS") is computed by dividing net profit (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from the conversion of convertible debt and shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards and warrants using the treasury stock method. The impact on profit (loss) per share of the assumed exercise of options and warrants and the assumed conversion of convertible debt is not included in the computation of Dilluted EPS if their inclusion is anti-dilutive.

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

   Recent Accounting Pronouncements

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

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003. Management believes that the effect of implementing this pronouncement will not have a material impact on financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002. Management believes that the effect of implementing this pronouncement will not have a material impact on the financial condition or results of operations.

NOTE 2 - INVENTORIES, NET

         Inventories consist of the following:

                                           JUNE 30,         SEPTEMBER 30,
                                             2001               2001
                                             ----               ----
     Finished goods ............          $ 45,260           $ 44,405
     Return inventory ..........             3,449              3,450
     Raw materials .............               833                903
                                          --------           --------
                                            49,542             48,758

     Less:  Obsolescence reserve           (20,360)           (13,801)
                                          --------           --------

                                          $ 29,182           $ 34,957
                                          ========           ========

NOTE 3 - COMMITMENTS AND CONTINGENCIES

LITIGATION

         During the three months ended September 30, 2001, no significant claims were asserted against or by the Company the resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

         The Company's management believes that the ultimate resolution of any of the complaints summarized below and/or any other claims which are not stated herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

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

James

         On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, oral argument is scheduled for November 28, 2001.

Sanders

         On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15 million in compensatory damages for certain plaintiffs and $5 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief.

NOTE 4 - DEBT

         The Company has a $50.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On June 7, 2001, the maturity date was extended from June 15, 2001 to December 31, 2001. The outstanding borrowings, as of September 30, 2001, under the Credit Agreement were approximately $47.1 million, of which $1.1 million is related to accrued interest and fees. As of September 30, 2001, there are $1.3 million of letters of credit outstanding.

         In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP, which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any demand loans bear interest at the prime rate. The facility fee of $5,000 was paid on September 14, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility is due at the end of each quarter. The Company had approximately $34.7 million of borrowings outstanding under the BNP credit facility as of September 30, 2001.

Long-term debt consists of the following at September 30, 2001:

GAP 0% subordinated convertible note (a)......................    $40,672
5% subordinated convertible note with a subsidiary
of Infogrames SA, due December 16, 2004.......................     66,232
                                                                 --------
                                                                 $106,904
                                                                 ========

(a) The GAP 0% subordinated convertible note is due on December 16, 2004. Interest for this note is being accreted at the rate of 7.0% and will have a redemption value of $50.0 million at maturity.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             2000         2001
                                                                             ----         ----
     Conversion of INA related party payables with Infogrames SA          $64,907         $ --
     Cash paid for interest ....................................               --          580

NOTE 6 - RESTRUCTURING RESERVES

         During the year ended June 30, 2001, the Company implemented a restructuring plan to improve efficiencies in its publishing and internal development operations. This plan included the shutdown and move of the Company's San Jose facility to Santa Monica, California, and the shutdown of the Humongous publishing group. This resulted in charges of approximately $3.5 million of which $1.9 million related to the termination of 119 employees. The remaining $1.6 million related to the disposal of fixed assets and other charges related to the shutdown of these operations.

         The following table sets forth activity for the restructuring reserve, which is included in accrued liabilities, during the three months ended September 30, 2001: (IN THOUSANDS)

                        BALANCE                            BALANCE
                        JUNE 30,           CASH          SEPTEMBER 30,
                          2001           PAYMENTS            2001
                          ----           --------            ----
     Severance ....     $ 2,647           $(1,216)          $1,431
                        -------           -------           ------
                        $ 2,647           $(1,216)          $1,431
                        =======           =======           ======

NOTE 7 - OPERATIONS BY REPORTABLE SEGMENTS

         The Company has three reportable segments: publishing, distribution and corporate. Publishing is comprised of three studios located in Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota. Distribution constitutes the sale of other publishers' titles to various mass merchants and other retailers.

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

         The following unaudited summary represents the consolidated net revenues and operating profit (loss) by reportable segment for the three months ended September 30, 2000 and 2001: (in thousands)

                                               PUBLISHING       DISTRIBUTION       CORPORATE             TOTAL
                                               ----------       ------------       ---------             -----
Three months ended September 30, 2000:
      Net revenues ...................          $ 27,408           $12,159          $     --           $ 39,567
      Operating profit (loss) ........           (12,160)            3,821           (18,581)           (26,920)

Three months ended September 30, 2001:
      Net revenues ...................            61,655            20,013                --             81,668
      Operating profit (loss) ........            12,007             4,752           (13,365)             3,394

NOTE 8 - GOODWILL

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net (loss) profit and (loss) profit per share would have been as follows:

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                           -------------
                                                                     2000                2001
                                                                     ----                ----
Net (loss) profit .....................................          $  (32,714)          $      552
Add: Goodwill amortization, net of tax ................               2,911                   --
                                                                 ----------           ----------
Pro-forma (loss) profit ...............................          $  (29,803)          $      552
                                                                 ==========           ==========

Basic and diluted net (loss) profit per share .........          $    (1.58)          $     0.01
Basic and diluted goodwill amortization, net of tax ...                 .14                   --
                                                                 ----------           ----------
Pro-forma basic and diluted net (loss) profit per share          $    (1.44)          $     0.01
                                                                 ==========           ==========

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

         Publishing and distribution of interactive entertainment software are the two major activities of the Company. Publishing is conducted through the Company's three main studios: Santa Monica, California (sports/racing and action/adventure games); Beverly, Massachusetts (kids/family games, racing, and strategy); and Minneapolis, Minnesota (action/adventure games). Because each of these product categories has different associated costs, the Company's margins have depended, and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and on the platform published. Furthermore, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. Distribution activities primarily include the sale of games produced by software publishers which are unrelated to the Company. To the extent that mass-merchants require greater proportions of these products, some of which may yield lower margins, the Company's operating results may be negatively impacted.

         The worldwide interactive entertainment software market is comprised primarily of software for personal computers (PCs) and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During the quarter ended September 30, 2001, the Company's product mix consisted of 73% PC games, 13% Sony PlayStation games, 12% Sony PlayStation2 games, 1% SEGA Dreamcast games, and 1% Nintendo Game Boy games. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC had an installed base of more than 68 million in North America in 2001; that base is projected to increase to more than 102 million by 2004. IDG also reports that PlayStation, currently the most widely distributed game console, had an installed base of nearly 30 million in North America in 2001; that base is projected to increase incrementally to approximately 32 million in 2004. While PlayStation's growth may slow, growth of the installed base for PlayStation2, introduced in North America in 2000, is projected to grow from 7.2 million in 2001 to nearly 34 million in 2004. In addition, as of November 2001, the console market will also include new platforms being introduced by Microsoft and Nintendo, the Xbox and Game Cube, respectively. IDG projects that the Xbox will have a North American installed base of approximately 20 million by 2004, while the Game Cube is projected to have a North American installed base of 18 million in the same time period. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

         There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for interactive games has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company is determined to achieve balances between internal/external development, and licensed product/owned franchises.

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

RESULTS OF OPERATIONS

         The consolidated financial information set forth have been combined as of December 16, 1999, with those of Infogrames North America Inc. ("INA"), as a result of a merger between the Company and INA. The effective date of the merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames Entertainment SA ("Infogrames SA").

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                       THREE MONTHS      THREE MONTHS
                                                          ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           2000              2001
                                                           ----              ----
Net revenues ..................................           100.0%            100.0%
Cost of goods sold ............................            37.4              46.2
                                                         ------            ------
   Gross profit ...............................            62.6              53.8
Selling and distribution expenses .............            47.3              19.8
General and administrative expenses ...........            35.3              10.5
Research and development ......................            32.8              18.0
Merger costs ..................................             4.3                --
Depreciation and amortization .................            10.9               1.3
                                                         ------            ------
     Operating (loss) profit ..................           (68.0)              4.2
Interest expense ..............................            15.5               3.6
Other income ..................................             0.8               0.1
                                                         ------            ------

(Loss) profit before provision for income taxes           (82.7)              0.7
Provision for income taxes ....................             0.0               0.0
                                                         ------            ------

      Net (loss) profit .......................           (82.7)              0.7
                                                         ======            ======

                  THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS
                    THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net revenues for the three months ended September 30, 2001 increased approximately $42.1 million, or 106.3%, to $81.7 million from $39.6 million, as compared to the 2000 period. This increase is attributable to sales of the former Hasbro Interactive, Inc. ("Hasbro Interactive") titles which are now published by the Company in conjunction with Infogrames SA's acquisition of Hasbro Interactive in January 2001. Additionally, the increase is attributable to the continued success of products such as Driver 2 Greatest Hits for Playstation, Deer Hunter 5 and new products such as Test Drive Off Road: Wide Open for Playstation 2.

         Total publishing revenue increased 125.2% to $61.7 million for the three months ended September 30, 2001 from $27.4 million in the comparable 2000 period. Approximately $32.4 million of this increase is from the sale of former Hasbro Interactive product as mentioned above. Additionally, the Company's continued success of console products such as Driver 2 Greatest Hits for Playstation and Test Drive Off Road: Wide Open for Playstation 2 has helped grow both its publishing and console businesses from a year ago. Those products amounted to $7.4 million in net revenue for the three months ended September 30, 2001. Finally, total distribution net revenues increased 63.9% to $20.0 million for the three months ended September 30, 2001 from $12.2 million in the comparable period as the Company expanded its relationships with third party vendors.

         Cost of goods sold for the three months ended September 30, 2001 increased approximately $22.9 million, or 154.7%, to $37.7 million from $14.8 million in the comparable 2000 period. Cost of goods sold as a percentage of net revenues increased to 46.2% for the three months ended September 30, 2001 as compared to 37.4% in the comparable 2000 period. The increase in cost of goods sold as a percentage of net revenues is primarily attributable to the Company's product revenue mix. Console game products generally carry a higher cost of goods as compared to PC products and in the 2001 period recognized 27% of its revenue from console products while the 2000 period recognized 24% of its revenue from console products. Also the additional revenue earned in 2001 from distribution revenues carry a higher cost of goods than our standard product sales; thus, increasing overall cost of goods sold as a percentage of total net revenues.

         Gross profit increased to $43.9 million for the three months ended September 30, 2001 from $24.8 million in the comparable 2000 period. This increase is primarily due to increased sales volume and changes in cost of goods sold as described above. Gross profit is also impacted by the percentage of sales of PC product as compared to the percentage of sales of console product and by the percentage of foreign sales. The Company's margins on sales of PC product are higher than those on console software (currently, Playstation2, Playstation 1, Dreamcast, Nintendo 64 and Game Boy Color) as a result of significantly lower PC software product costs. Gross profit as a percentage of net revenues decreased to 53.8% during the three months ended September 30, 2001 from 62.6% in the comparable 2000 period. This decrease is due to the Company's change in product mix and increase in its distribution sales as compared to the prior period as described above.

         Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the three months ended September 30, 2001, these expenses decreased approximately $2.5 million, or 13.4%, to $16.2 million from $18.7 million in the comparable 2000 period. Selling and distribution expenses as a percentage of net revenues for the three months ended September 30, 2001 decreased to 19.8% as compared to 47.3% in the comparable 2000 period from more effective use of advertising campaigns and other marketing resources, combined with an increase in distribution efficiencies.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the three months ended September 30, 2001 decreased approximately $5.4 million, or 38.7%, to $8.6 million from $14.0 million in the comparable 2000 period. General and administrative expenses as a percentage of net revenues decreased to 10.5% for the three months ended September 30, 2001 from 35.3% in the comparable 2000 period. The decrease is primarily due to decreased professional fees (legal and outside consultants) and decreased salaries from the consolidation of various functions and the integration of INA with the Company during the 2001 period.

         Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the three months ended September 30, 2001 increased approximately $1.7 million, or 13.1%, to $14.7 million from $13.0 million in the comparable 2000 period. Research and development expenses, as a percentage of net revenues, decreased to 18.0% for the three months ended September 30, 2001 from 32.8% in the comparable 2000 period. The increase in research and development expenses for the three months ended September 30, 2001 is primarily due to the Company signing more arrangements with external developers. Research and development expenses incurred by the Company's internal development studios, which primarily include Humongous, Legend and Reflections, were approximately 56.0% of total research and development costs for the three months ended September 30, 2001 as compared to 54.0% in the comparable 2000 period.

         The $1.7 million in merger costs incurred in the three months ended September 30, 2000 relate to the merger between the Company and INA. There were no such costs incurred during the three months ended September 30, 2001.

         Depreciation and amortization for the three months ended September 30, 2001 decreased approximately $3.2 million, or 74.4%, to $1.1 million from $4.3 million in the comparable 2000 period. This decrease is primarily attributable to the cessation of goodwill amortization under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The Company amortized approximately $2.9 million in goodwill during the three months ended September 30, 2000. Depreciation and amortization was further reduced by the write-off of assets due to the consolidation of functions from the merger of INA and the Company.

         Interest expense, net decreased approximately $3.2 million for the three months ended September 30, 2001 to $2.9 million from $6.1 million in the comparable 2000 period. The decrease in the three months ended September 30, 2001 was attributable to lower borrowings in 2001 as compared to the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $11.4 million at September 30, 2001 compared to $5.4 million at June 30, 2001. As of September 30, 2001, the Company had a working capital deficit of $57.4 million compared to $57.3 million in working capital deficit at June 30, 2001.

         During the three months ended September 30, 2001, $37.0 million was provided by financing activities. The Company utilized its borrowings from its credit facilities to fund $29.3 million net cash used in operating activities to finance receivables and build inventory as the Company enters its peak season.

DEBT

         The Company has a $50.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On June 7, 2001, the maturity date was extended from June 15, 2001 to December 31, 2001. The outstanding borrowings, as of September 30, 2001, under the Credit Agreement were approximately $47.1 million, of which $1.1 million is related to accrued interest and fees. As of September 30, 2001, there are $1.3 million of letters of credit outstanding.

         In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP, which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any demand loans bear interest at the prime rate. The facility fee of $5,000 was paid on September 14, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility is due at the end of each quarter. The Company had approximately $34.7 million of borrowings outstanding under the BNP credit facility as of September 30, 2001.

Long-term debt consists of the following at September 30, 2001:

GAP 0% subordinated convertible note (a) .........          $ 40,672
5% subordinated convertible note with a subsidiary
of Infogrames SA, due December 16, 2004 ..........          $ 66,232
                                                            --------
                                                            $106,904
                                                            ========

         (a) The GAP 0% subordinated convertible note is due on December 16, 2004. Interest for this note is being accreted at the rate of 7.0% and will have a redemption value of $50.0 million at maturity.

         The Company believes that existing cash and cash equivalents, together with cash expected to be generated from operations, cash available under the Credit Agreement and the continued financial support of Infogrames SA as deemed necessary will be sufficient to fund the Company's operations and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

         Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" ("EITF Issue No. 00-25"), outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns, price protection and other allowances. EITF Issue No. 00-25 requires the Company to report the paid consideration expense as a reduction of sales. The Company is required to implement EITF Issue No. 00-25 for the quarter beginning

January 1, 2002. Management believes that the effect of implementing the guidelines of EITF Issue No. 00-25 will not materially impact the Company's current reporting practices.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No.143 on January 1, 2003. Management believes that the effect of implementing this pronouncement will not have a material impact on financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002. Management believes that the effect of implementing this pronouncement will not have a material impact on the financial condition or results of operations.

IMPACT OF INFLATION

         General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly, the Company has experienced increased salaries and higher prices for supplies, goods and services. The Company continuously seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on operating results, but there can be no assurance that this will continue to be so in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's carrying value of cash, marketable securities, trade accounts receivable, accounts payable, accrued liabilities, royalties payable and its existing lines of credit are a reasonable approximation of their fair value.

         The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term obligations since the majority of the Company's long-term obligations are at fixed rates.

         The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

         The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, loss of significant customers, changes in political climate, differing tax structures and other governmental regulations and restrictions. The Company's future results could be materially and adversely impacted by changes in these or other factors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

         During the three months ended September 30, 2001, no significant claims were asserted against or by the Company the resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

         The Company's management believes that the ultimate resolution of any of the complaints summarized below and/or any other claims which are not stated herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

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

James

         On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, oral argument is scheduled for November 28, 2001.

Sanders

         On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15 million in compensatory damages for certain plaintiffs and $5 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief.

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

                                       INFOGRAMES, INC.




                                       By:  /s/    DAVID J. FREMED
                                            ----------------------
                                            David J. Fremed
                                            Senior Vice President of Finance and
                                            Chief Financial Officer
                                            Date:  November 13th, 2001