Form 10-Q
period 2001-12-31
INFOGRAMES INC
filed 2002-02-14
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended December 31, 2001     Commission File No. 0-27338


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

                                 Yes /X/ No / /

                As of February 12, 2001, there were 69,789,505 shares of the registrant's Common Stock outstanding.

                                INFOGRAMES, INC.
                 DECEMBER 31, 2001 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                                       PAGE
                                                                                                                       ----
     Item 1.    Financial Statements:


                Consolidated Balance Sheets as of June 30, 2001 and December 31, 2001                                    3

                Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months
                and the Six Months Ended December 31, 2000, and for the Three Months and Six Months Ended
                December 31, 2001                                                                                        4

                Consolidated Statements of Cash Flows for the Six Months Ended December 31,
                2000 and 2001                                                                                            5

                Notes to the Consolidated Financial Statements                                                           6

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                                           15

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                              23

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                                       24

     Item 4.    Submission of Matter to a Vote of Security Holders                                                      26

     Item 6.    Exhibits and Reports on Form 8-K                                                                        27

    Signatures                                                                                                          28

ITEM 1.         FINANCIAL STATEMENTS


                                INFOGRAMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             2001            2001
                                                                                           ---------       ---------
                                                                                                          (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents .......................................................      $   5,378       $   6,366
    Marketable securities ...........................................................            554              --
    Receivables, net of allowances for bad debts, returns, price protection and
    other customer  promotional programs of $56,554 and $75,552, respectively .......         37,240         103,620
    Inventories, net of reserves of $20,360 and $11,506, respectively ...............         29,182          42,074
    Income taxes receivable .........................................................          2,273           1,257
    Due from related parties ........................................................          4,388             894
    Prepaid expenses and other current assets .......................................          6,743          10,039
                                                                                           ---------       ---------
       Total current assets .........................................................         85,758         164,250
Property, plant and equipment, net ..................................................         12,996          15,509
Investments .........................................................................          7,122           7,122
Goodwill, net of accumulated amortization of $26,116 at both dates ..................         29,211          29,211
Other assets ........................................................................          9,997          11,587
                                                                                           ---------       ---------
       Total assets .................................................................      $ 145,084       $ 227,679
                                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable ................................................................      $  37,777       $  56,949
    Accrued liabilities .............................................................         31,491          45,357
    Revolving credit facility .......................................................         34,888          34,999
    Related party credit facility ...................................................          9,316          38,614
    Royalties payable ...............................................................         12,842           7,736
    Deferred revenue ................................................................          1,753             250
    Due to related parties ..........................................................         15,036          21,520
                                                                                           ---------       ---------
       Total current liabilities ....................................................        143,103         205,425
Long-term debt ......................................................................         39,954              --
Related party debt ..................................................................         65,408         108,457
Deferred revenue ....................................................................          1,750           5,250
Other long-term liabilities .........................................................          1,405           1,436
                                                                                           ---------       ---------
       Total liabilities ............................................................        251,620         320,568
                                                                                           ---------       ---------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or
    outstanding .....................................................................             --              --
    Common stock, $0.01 par value, 300,000 shares authorized, 69,759 shares issued and 69,524  shares outstanding at June 30, 2001 and 69,789 issued and
    outstanding at December 31, 2001 ................................................            698             698
    Additional paid-in capital ......................................................        486,306         484,988
    Accumulated deficit .............................................................       (593,991)       (581,264)
    Accumulated other comprehensive income ..........................................          2,803           2,689
    Treasury shares, at cost, 235 shares and 0 shares, respectively .................         (2,352)             --
                                                                                           ---------       ---------
         Total stockholders' deficiency .............................................       (106,536)        (92,889)
                                                                                           ---------       ---------
         Total liabilities and stockholders' deficiency .............................      $ 145,084       $ 227,679
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

                                INFOGRAMES, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       DECEMBER 31,                    DECEMBER 31,
                                                                 -------------------------       -------------------------
                                                                   2000            2001            2000            2001
                                                                 ---------       ---------       ---------       ---------
Net revenues                                                     $ 127,484       $ 165,776       $ 166,962       $ 247,458
Cost of goods sold                                                  45,993          79,302          61,092         117,049
                                                                 ---------       ---------       ---------       ---------
     Gross profit                                                   81,491          86,474         105,870         130,409
Selling and distribution expenses                                   26,777          38,920          42,335          55,118
General and administrative expenses                                 21,476          15,387          33,696          23,922
Research and development                                            16,343          15,934          34,625          30,646
Merger costs                                                             -               -           1,700               -
Gain on sale of line of business                                     5,501               -           5,501               -
Depreciation and amortization                                        4,564           1,071           8,622           2,168
                                                                 ---------       ---------       ---------       ---------
     Operating income (loss)                                        17,832          15,162          (9,607)         18,555
Interest expense, net                                                2,554           3,476           8,714           6,362
Other income                                                         1,191             472           1,898             522
                                                                 ---------       ---------       ---------       ---------
     Profit (loss) before benefit from income taxes                 16,469          12,158         (16,423)         12,715
Benefit from income taxes                                               (6)            (16)           (101)            (12)
                                                                 ---------       ---------       ---------       ---------

     Net profit (loss)                                           $  16,475       $  12,174       $ (16,322)      $  12,727
                                                                 =========       =========       =========       =========

Basic and diluted net profit (loss) per share                    $    0.24       $    0.17       $   (0.37)      $    0.18
                                                                 =========       =========       =========       =========


     Weighted average number of shares outstanding, basic           68,135          69,738          44,410          69,634
                                                                 =========       =========       =========       =========

     Weighted average number of shares outstanding, diluted         68,691          70,007          44,410          70,081
                                                                 =========       =========       =========       =========


Other comprehensive income (loss):
Net profit (loss)                                                $  16,475       $  12,174       $ (16,322)      $  12,727
     Foreign currency translation adjustments                          320             509            (825)            330
     Unrealized loss on securities                                    (963)           (228)           (917)           (444)
                                                                 ---------       ---------       ---------       ---------
         Comprehensive income (loss)                             $  15,832       $  12,455       $ (18,064)      $  12,613
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

                                INFOGRAMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                -----------------------
                                                                                  2000           2001
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) profit ...........................................................   $(16,322)      $ 12,727
Adjustments to reconcile net (loss) profit to
    net cash used in operating activities:

    Depreciation and amortization ...........................................      8,622          2,168
    Gain on sale of line of business ........................................     (5,501)            --
    Amortization of discount on long term debt and deferred financing fees...      1,913          1,913
    Deferred royalty income .................................................         --         (1,750)
    Accrued interest ........................................................      6,141          2,168
    Unrealized gain on short-term investments ...............................       (905)            --
    Write-off of fixed assets ...............................................         --             57
Changes in operating assets and liabilities:
        Receivables, net ....................................................    (38,781)       (66,276)
        Inventories, net ....................................................      3,362        (12,792)
        Due to / from related parties, net ..................................      5,064          9,949
        Prepaid expenses and other current  assets ..........................      3,424         (3,191)
        Accounts payable ....................................................     (6,561)        19,134
        Accrued liabilities .................................................     (3,701)        14,623
        Bank overdraft ......................................................     (3,355)            --
        Royalties payable ...................................................       (740)        (4,216)
        Income taxes receivable .............................................      1,199          1,046
        Short term and long term deferred income ............................         --          3,747
        Long-term liabilities ...............................................      3,302             31

        Other assets ........................................................      1,259         (1,852)
                                                                                --------       --------
          Net cash used in operating activities                                  (41,580)       (22,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment .........................................     (2,370)        (4,707)
                                                                                --------       --------
          Net cash used in investing activities                                   (2,370)        (4,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities ................................     43,539         28,000
Proceeds from issuance of stock from employee stock purchase plan ...........         --            127
Proceeds from exercise of stock options .....................................          6             10
Conversion of 955 warrants by Infogrames Entertainment S.A. @ $0.05 per
share .......................................................................         48             --
                                                                                --------       --------
          Net cash provided by financing activities                               43,593         28,137

Effect of exchange rates on cash and cash equivalents                               (200)            72
                                                                                --------       --------

Net (decrease) increase in cash and cash equivalents                                (557)           988
Cash and cash equivalents--beginning of period                                    13,463          5,378
                                                                                --------       --------
Cash and cash equivalents--end of period                                        $ 12,906       $  6,366
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

                                INFOGRAMES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   Nature of Business

        Infogrames, Inc., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and PlayStation2, Microsoft Xbox and Nintendo's Game Boy. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America. Infogrames Entertainment S.A., a French corporation ("Infogrames SA"), owns approximately 89% of the Company.

   Basis of Presentation

        On September 6, 2000, the Company entered into a merger agreement with Infogrames North America, Inc. ("INA"), a wholly-owned subsidiary of Infogrames SA. The Company acquired INA through the creation of a wholly-owned subsidiary that merged with and into INA (the "INA Merger"). Upon completion of the INA Merger, INA became a wholly-owned subsidiary of the Company. The effective date of the INA Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. The accompanying consolidated financial statements of the Company have been combined with those of INA as of December 16, 1999, the date as of which the Company and INA have been under the common control of Infogrames SA.

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

        The Company is not contractually obligated to accept returns, except for defective product. However, the Company may permit its customers to return or exchange product and may provide allowances for estimated returns, price concessions and other allowances. Such allowances are provided for at the time of sale.

   Net Profit (Loss) Per Share

        Basic net profit (loss) per share ("EPS") is computed by dividing net profit (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from the conversion of convertible debt and shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards and warrants using the treasury stock method. The impact on profit (loss) per share of the assumed exercise of options and warrants and the assumed conversion of convertible debt is not included in the computation of diluted EPS if their inclusion is anti-dilutive.


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

        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes that the effect of implementing this pronouncement will not have a material impact on the Company's financial condition or results of operations.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002. Management believes that the effect of implementing this pronouncement will not have a material impact on the Company's financial condition or results of operations.

NOTE 2 - INVENTORIES, NET

        Inventories consist of the following:

                                                             JUNE 30,        DECEMBER 31,
                                                              2001               2001
                                                              ----               ----
Finished goods.........................................   $    45,260        $    45,842
Return inventory.......................................         3,449              7,460
Raw materials..........................................           833                278
                                                          -----------        -----------
                                                               49,542             53,580

Less: Obsolescence reserve                                    (20,360)           (11,506)
                                                          -----------        -----------

                                                          $    29,182        $    42,074
                                                          ===========        ===========


NOTE 3 - COMMITMENTS AND CONTINGENCIES

LITIGATION

        During the six months ended December 31, 2001, no significant claims were asserted against or by the Company, the resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

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

        By Order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment as to the first cause of action and denied the motion as to the second cause. Judgment was thereupon entered March 14, 2000 in the amount of $2.4 million ($1.9 million plus $0.5 million of accrued interest), which was affirmed by Order of the Appellate Division, First Department entered June 8, 2000. Motions to the Appellate Division, First Department and to the Court of Appeals for leave to appeal to the Court of Appeals were denied. In January 2001, the Company paid approximately $2.6 million satisfying the partial summary judgment. Such amount includes interest accrued on the judgement amount from the date of judgement.

        In an Order entered June 21, 2000, the Court denied the Company's motion for summary judgment dismissing the third and fourth causes of action. The Company simultaneously moved for reargument of and appealed from that portion of the June 21, 2000 Order denying partial summary judgment on the fourth cause. By Order entered September 8, 2000, the Court granted reargument and, on reargument, dismissed the fourth cause of action (and the Company withdrew its appeal). Scavenger unsuccessfully moved for reargument of the September 8, 2000 Order, and appealed the September 8, 2000 Order to the Appellate Division, First Department.

        By Order entered December 19, 2000, the Court separately ruled with respect to each of the Company's counterclaims that the Company cannot seek to recover as a measure of damages any of the royalty advances paid under the software development contract. Subject to this limitation, the Court otherwise sustained the Company's first counterclaim for damages for the undelivered games Into the Shadows and Mudkicker. The Court dismissed the second counterclaim finding that the Company had not shown provable damages other than the $1.5 million in royalty advances paid on Amok and Scorcher which the Court held could not be recovered. The Court also dismissed the third counterclaim for unjust enrichment, which sought to recover the entire $2.5 million in royalty advances paid to Scavenger. The Company appealed this dismissal only as to the $1 million in royalty advances paid for the undelivered Into the Shadows and Mudkicker.

        By Order entered January 8, 2001, the Court granted a motion by the Company to dismiss the second cause of action, a motion prompted by and premised on the reasoning of the Court's March 3, 2000 Order granting partial summary judgment on the first cause of action as well as of the Appellate Division, First Department's June 8, 2000 Order of affirmance. Scavenger appealed the January 8, 2001 Order.

        On April 24, 2001, Scavenger brought a motion for reargument and renewal of the January 8, 2001 Order dismissing the second cause of action. By Order entered July 5, 2001, the Commercial Division denied this motion. On or about July 17, 2001, Scavenger noticed an appeal from the July 5, 2001 Order. All of the pending appeals were consolidated for oral argument in the November 2001 Term of the Appellate Division, First Department.

        By Order entered December 11, 2001, the Appellate Division, First Department affirmed the September 8, 2000 Order, the December 19, 2000 Order, the January 8, 2001 Order, and the July 5, 2001 Order.

        Subsequently, this action has been settled for a nominal amount and a Stipulation of Discontinuance was filed with the Court on or about February 4, 2002.

Herzog

        In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. By Order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By Order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. Following the remand to the District Court, the parties engaged in extended settlement negotiations, including a mediation and a neutral evaluation proceeding. Through this process, the parties have now reached an agreement in principle which, following execution of a stipulation of settlement, will be presented to the District Court for a determination of the fairness and reasonableness of the settlement. The Company does not believe that, if approved, the contemplated settlement, which is expected to be funded through insurance proceeds, will have a material adverse effect upon its results of operations or financial condition.


James

        On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, and oral argument was heard on November 28, 2001.

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

NOTE 4 - DEBT

        The Company has a $50.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On December 31, 2001, the maturity date was extended from December 31, 2001 to March 31, 2002. The outstanding borrowings under the Credit Agreement, as of December 31, 2001 were approximately $38.6 million, of which $1.5 million is related to accrued interest and fees. As of December 31, 2001, there are $0.9 million of letters of credit outstanding.

        In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP Paribas, which was to mature on November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002. The amendment also reduces the amount available in the facility by $5.0 million a month over a four month period starting February 1, 2002, reducing the amount available to $15.0 million as of May 1, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any demand loans bear interest at the prime rate. The facility fee of $15,000 was paid on November 30, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility is due at the end of each quarter. The Company had approximately $35.0 million of borrowings outstanding under the BNP Paribas credit facility as of December 31, 2001.

Related party debt consists of the following at December 31, 2001:

Infogrames SA 0% subordinated convertible note (a) ......................         $       41,390
5% subordinated convertible note with a subsidiary
of Infogrames SA, due December 16, 2004..................................                 67,067
                                                                                  --------------
                                                                                  $      108,457
                                                                                  ==============

(a) In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to General Atlantic Partners ("GAP") $50 million principal amount of non-interest bearing subordinated convertible notes (the "GAP 0% Notes") in exchange for 600,000 shares of Series A Preferred Stock and $20 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share. Interest on the GAP 0% Notes are being accreted at the rate of 7% and will have a redemption value of $50.0 million at maturity, which is December 16, 2004. On December 28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes ("Infogrames SA 0% subordinate convertible note") as they relate to the Company.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                                  SIX MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                          -------------------------------
                                                                                             2000                 2001
                                                                                          ---------            ----------
     Conversion of INA related party payables with Infogrames SA.................         $  53,201            $        -
     Conversion of revolving credit facility into shares of the Company's
     Common stock by Infogrames SA at $6.40 per share............................           128,571                     -
     Issuance of treasury stock in lieu of partial royalty payment ..............               600                   855
     Issuance of stock in lieu of partial royalty payment........................                 -                    42
     Issuance of stock in exchange for the assets of INA.........................               280                     -
     Cash paid for interest......................................................               660                 1,822

NOTE 6 - RESTRUCTURING RESERVES

        During the year ended June 30, 2001, the Company implemented a restructuring plan to improve efficiencies in its publishing and internal development operations. This plan included the shutdown and move of the Company's San Jose facility to Santa Monica, California, and the shutdown of the Humongous publishing group. This resulted in charges of approximately $3.5 million.

        The following table sets forth activity for the restructuring reserve, which is included in accrued liabilities at December 31, 2001: (IN THOUSANDS)


                                                           BALANCE                               BALANCE
                                                           JUNE 30,             CASH           DECEMBER 31,
                                                            2001              PAYMENTS             2001
                                                            ----              --------             ----
        Severance...........................               $ 2,647           $  (1,690)           $ 957
                                                           -------           ----------           -----
                                                           $ 2,647           $  (1,690)           $ 957
                                                           =======           ==========           =====


NOTE 7 - OPERATIONS BY REPORTABLE SEGMENTS

        The Company has three reportable segments: publishing, distribution and corporate. Publishing is comprised of three studios located in Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota. Distribution constitutes the sale of other publishers' titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, administration, and amortization of goodwill of the Company. The majority of depreciation expense for fixed assets is charged to the Corporate segment and a portion is recorded to the publishing segment. This amount consists of depreciation on computers and office furniture at the publishing unit offices. Historically, the Company does not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.


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

        The following unaudited summary represents the consolidated net revenues and operating profit (loss) by reportable segment for the three months ended December 31, 2000 and 2001 and the six months ended December 31, 2000 and 2001:
(IN THOUSANDS)

                                                                 PUBLISHING     DISTRIBUTION    CORPORATE         TOTAL
                                                                 ----------     ------------    ---------         -----
Three months ended December 31, 2000:
        Net revenues .......................................      $ 102,503      $  24,981      $      --       $ 127,484
        Operating profit (loss) ............................         25,800          9,256        (17,224)         17,832

Three months ended December 31, 2001:
        Net revenues........................................        130,575         35,201             --         165,776
        Operating profit (loss) ............................         26,671          5,929        (17,438)         15,162

Six months ended December 31, 2000:
        Net revenues .......................................        130,720         36,242             --         166,962
        Operating profit (loss) ............................         11,748         12,985        (34,340)         (9,607)

Six months ended December 31, 2001:
        Net revenues .......................................        192,199         55,259             --         247,458
        Operating profit (loss) ............................         38,656         10,701        (30,802)         18,555

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

        A goodwill impairment test (the "initial step") was conducted by an independent appraisal firm in December 2001 who determined that the fair value of the reporting unit to which the goodwill was assigned exceeded its carrying value.

        Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net (loss) profit and (loss) profit per share would have been as follows:


                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                              2000            2001
                                                                           ----------      ----------
Net profit ..........................................................      $   16,475      $   12,174
Add: Goodwill amortization, net of tax ..............................           3,019               -
                                                                           ----------      ----------
Pro-forma profit ....................................................      $   19,494          12,174
                                                                           ==========      ==========

Basic and diluted net profit per share ..............................      $     0.24      $     0.17
Goodwill amortization, net of tax ...................................            0.04               -
                                                                           ----------      ----------
Proforma basic and diluted net profit per share......................      $     0.28      $     0.17
                                                                           ==========      ==========

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                              2000            2001
                                                                           ----------      ----------
Net (loss) profit....................................................      $  (16,322)     $   12,727
Add: Goodwill amortization, net of tax...............................           5,999               -
                                                                           ----------      ----------
Pro-forma (loss) profit .............................................      $  (10,323)     $   12,727
                                                                           ==========      ==========


Basic and diluted net (loss) profit per share........................      $    (0.37)     $     0.18
Goodwill amortization, net of tax....................................            0.14               -
                                                                           ----------      ----------
Proforma basic and diluted net (loss) profit per share...............      $    (0.23)     $     0.18
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

        The worldwide interactive entertainment software market is comprised primarily of software for personal computers (PCs) and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During the three months ended December 31, 2001, the Company's product mix consisted of 78% PC games, 8% Sony PlayStation games, 7% Sony PlayStation2 games, 5% Microsoft Xbox games, 2% Nintendo Game Boy and other games. During the six months ended December 31, 2001, the Company's product mix consisted of 77% PC games, 10% Sony PlayStation games, 8% Sony PlayStation2 games, 3% Microsoft Xbox games, and 2% Nintendo Game Boy and other games. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC had an installed base of more than 68 million in North America in 2001; that base is projected to increase to more than 102 million by 2004. IDG also reports that PlayStation, currently the most widely distributed gaming console, had an installed base of nearly 30 million in North America in 2001; that base is projected to increase incrementally to approximately 32 million in 2004. While PlayStation's growth may slow, growth of the installed base for PlayStation2, introduced in North America in 2000, is projected to grow to nearly 34 million in 2004. IDG projects that the Xbox will have a North American installed base of approximately 20 million by 2004, while the Game Cube is projected to have a North American installed base of 18 million in the same time period. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

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

        The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is sold through mass-merchants such as Wal-Mart, and Target, as well as major retailers, including Best Buy,

CompUSA, Toys 'R' Us and Gamestop. The Internet and on-line networks also present new distribution channels.


SIGNIFICANT ACCOUNTING POLICIES

Sales returns and allowances

        Sales are recorded net of expected future returns and other allowances. The Company is not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, the Company may permit the exchange of products sold to certain customers. In addition, the Company may provide price protection, co-operative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results.

Royalty advances

        Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company follows the policy of expensing royalty advances (also known as developer advances) as incurred, treating such costs as research and development expenses. Generally, developers are paid an advance upon the signing of a contract. Subsequent payments are due as the specific contractual milestones are met by the developer and approved by the Company. The timing of when these contracts are entered into and when milestone payments are made could vary significantly from budgeted amounts and, because these payments are expensed as incurred, they could have a material impact on reported results in a given period. The Company's success depends in part on its continued ability to obtain or renew product development agreements with independent software developers.

RESULTS OF OPERATIONS

        The consolidated financial information have been combined as of December 16, 1999, with those of INA, as a result of the INA Merger. The effective date of the INA Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.

        The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             DECEMBER 31,             DECEMBER 31,
                                                          ------------------        ----------------
                                                           2000        2001        2000         2001
                                                         -------     -------     -------      -------
Net revenues                                               100.0%      100.0%      100.0%       100.0%
Cost of goods sold                                          36.1        47.8        36.6         47.3
                                                         -------     -------     -------      -------
     Gross profit                                           63.9        52.2        63.4         52.7
Selling and distribution expenses                           21.0        23.5        25.4         22.3
General and administrative expenses                         16.8         9.3        20.2          9.7
Research and development                                    12.8         9.6        20.7         12.4
Merger costs                                                 0.0         0.0         1.0          0.0
Gain on sale of line of business                             4.3         0.0         3.3          0.0
Depreciation and amortization                                3.6         0.7         5.2          0.8
                                                         -------     -------     -------      -------
     Operating income (loss)                                14.0         9.1        (5.8)         7.5
Interest expense, net                                        2.0         2.1         5.2          2.6
Other income                                                 0.9         0.3         1.1          0.2
                                                         -------     -------     -------      -------
     Profit (loss) before benefit from income taxes         12.9         7.3        (9.9)         5.1
Benefit from income taxes                                    0.0         0.0        (0.1)         0.0
                                                         -------     -------     -------      -------
     Net profit (loss)                                      12.9         7.3        (9.8)         5.1
                                                         =======     =======     =======      =======


        THREE MONTHS ENDED DECEMBER 31, 2001 VERSUS THE THREE MONTHS ENDED DECEMBER 31, 2000

        Net revenues for the three months ended December 31, 2001 increased approximately $38.3 million, or 30%, to $165.8 million from $127.5 million, as compared to the 2000 period. This increase is attributable to sales of the former Hasbro Interactive titles such as, Rollercoaster Tycoon and new titles such as Civilization III and Monopoly Tycoon, which are now published by the Company in conjunction with Infogrames SA's acquisition of Hasbro Interactive in January 2001. Additionally, the increase is attributable to the continued success of products such as Driver1 and Driver 2 Greatest Hits for PlayStation, the Humongous Backyard Sports Series, and new products such as Survivor, Test Drive Off Road: Wide Open for PlayStation2 and Xbox, and Splashdown for PlayStation2.

        Total publishing revenue increased 27.4% to $130.6 million for the three months ended December 31, 2001 from $102.5 million in the comparable 2000 period. Approximately $72.2 million of this increase is from the sale of former Hasbro Interactive product as mentioned above. Additionally, the Company's success of its products such as Survivor, Driver1 and Driver 2 Greatest Hits for PlayStation, the Humongous Backyard Sport Series and Test Drive Off Road: Wide Open for PlayStation2 and Xbox, as well as Splashdown for PlayStation2 has helped grow its publishing business from a year ago. Those products amounted to $31.7 million in net revenue for the three months ended Decemember 31, 2001. Finally, total distribution net revenues increased 40.8% to $35.2 million for the three months ended December 31, 2001 from $25.0 million in the comparable period as the Company expanded its relationships with third party vendors.

        Cost of goods sold for the three months ended December 31, 2001 increased approximately $33.3 million, or 72.4%, to $79.3 million from $46.0 million in the comparable 2000 period. Cost of goods sold as a percentage of net revenues increased to 47.8% for the three months ended December 31, 2001 as compared to 36.1% in the comparable 2000 period. The increase in cost of goods sold as a percentage of net revenues is primarily attributable to the Company's product mix. The former Hasbro Interactive products represented 44% of sales in the three months ended December 31, 2001, as compared to no sales in the comparable 2000 period. These sales have a royalty payable to an Infogrames SA subsidiary of approximately 12% of total net revenue in the 2001 period. Distribution sales as a percentage of net revenue, during the three months ended December 31, 2001, increased to 21.2% from 19.6% in the comparable 2000 period. Distribution sales carry a higher cost of goods sold than our published product sales.

        Gross profit increased to $86.5 million for the three months ended December 31, 2001 from $81.5 million in the comparable 2000 period. This increase is primarily due to increased sales volume and changes in cost of goods sold as described above. Gross profit as a percentage of net revenues decreased to 52.2% during the three months ended December 31, 2001 from 63.9% in the comparable 2000 period. This decrease is due to the Company's change in product mix and increase in its distribution sales as compared to the prior period as described above.

        Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the three months ended December 31, 2001, these expenses increased approximately $12.1 million, or 45.1%, to $38.9 million from $26.8 million in the comparable 2000 period. Selling and distribution expenses as a percentage of net revenues for the three months ended December 30, 2001 increased to 23.5% as compared to 21.0% in the comparable 2000 period. The increase in selling and distribution expenses resulted primarily from increased advertising and an increase in variable selling expenses. Advertising expenditures increased 74.5% to approximately $18.5 million during the three months ended December 31, 2001 as compared to approximately $10.6 million in the comparable 2000 period due to the increase in new product releases in the current period. Distribution expenses increased 28.9% to $6.7 million during the three months ended December 31, 2001 as compared to $5.2 million in the comparable 2000 period which is proportionally consistent with the increase in net revenues as compared to the prior period.

        General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the three months ended December 31, 2001 decreased approximately $6.1 million, or 28.4%, to $15.4 million from $21.5 million in the comparable 2000 period. General and administrative expenses as a percentage of net revenues decreased to 9.3% for the three months ended December 31, 2001 from 16.8% in the comparable 2000 period. This decrease is primarily due to decreased professional fees (legal and other outside consultants). Professional fees decreased 54.5% to $1.0 million for the three months ended December 31, 2001 as compared to $2.2 million in the comparable 2000 period. Furthermore, the Company provided an additional allowance for bad debts of approximately $6.0 million during the three months ended December 31, 2000. For the three months ended December 31, 2001, bad debt expense includes a $4.2 million charge related to the Kmart bankruptcy. Without these additional allowances for bad debts, general and administrative expenses would have been $11.2 million or 6.8% of net revenues for the three months ended December 31, 2001 as compared to $15.5 million or 12.2% of net revenues for the three months ended December 31, 2000.

        Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the three months ended December 31, 2001 decreased approximately $0.4 million, or 2.5%, to $15.9 million from $16.3 million in the comparable 2000 period. Research and development expenses, as a percentage of net revenues, decreased to 9.6% for the three months ended December 31, 2001 from 12.8% in the comparable 2000 period. This decrease in research and development expenses for the three months ended December 31, 2001 is primarily due to the Company signing fewer arrangements with external developers. Research and development expenses incurred by the Company's internal development studios, which primarily include Humongous, Legend and Reflections, were approximately 53% of total research and development costs for the three months ended December 31, 2001 as compared 55% in the comparable 2000 period.

        The $5.5 million gain on sale of business during the 2000 period relates to the sale of the Duke Nukem business.

        Depreciation and amortization for the three months ended December 31, 2001 decreased approximately $3.5 million, or 76.1%, to $1.1 million from $4.6 million in the comparable 2000 period. This decrease is primarily attributable to the cessation of goodwill amortization under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The Company amortized approximately $3.0 million in goodwill during the three months ended December 31, 2000. Depreciation and amortization was further reduced by the prior write-off of assets due to the consolidation of functions in conjunction with the INA Merger.

        Interest expense, net increased approximately $0.9 million for the three months ended December 31, 2001 to $3.5 million from $2.6 million in the comparable 2000 period. This increase in the three months ended December 31, 2001 was attributable to higher borrowings during the quarter as compared to the comparable 2000 period.


        SIX MONTHS ENDED DECEMBER 31, 2001 VERSUS THE SIX MONTHS ENDED DECEMBER 31, 2000

        Net revenues for the six months ended December 31, 2001 increased approximately $80.5 million, or 48.2%, to $247.5 million from $167.0 million, as compared to the 2000 period. This increase is attributable to sales of the former Hasbro Interactive titles which are now published by the Company in conjunction with Infogrames SA's acquisition of Hasbro Interactive in January 2001, such as Rollercoaster Tycoon, and new releases, such as Civilization III and Monopoly Tycoon. Additionally, this increase is attributable to the continued success of products such as Driver 1 and Driver 2 Greatest Hits for PlayStation, Deer Hunter 5, the Humongous Backyard Sports Series and new products such as Test Drive Off Road: Wide Open for PlayStation2 and Xbox, and Splashdown for PlayStation2.

        Total publishing revenue increased 47.0% to $192.1 million for the six months ended December 31, 2001 from $130.7 million in the comparable 2000 period. Approximately $104.6 million of this increase is from the sale of former Hasbro Interactive product as mentioned above. Additionally, the Company's continued success of products such as Driver 1 and Driver 2 Greatest Hits for PlayStation, the Humongous Backyard Sports Series and Test Drive Off Road: Wide Open for PlayStation2 and Xbox, as well as Splashdown for PlayStation2 has helped grow its publishing business from a year ago. Those products amounted to $40.0 million in net revenue for the six months ended December 31, 2001. Finally, total distribution net revenues increased 52.8% to $55.3 million for the six months ended December 31, 2001 from $36.2 million in the comparable period as the Company expanded its relationships with third party vendors.

        Cost of goods sold for the six months ended December 31, 2001 increased approximately $55.9 million, or 91.5%, to $117.0 million from $61.1 million in the comparable 2000 period. Cost of goods sold as a percentage of net revenues increased to 47.3% for the six months ended December 31, 2001 as compared to 36.6% in the comparable 2000 period. The increase in cost of goods sold as a percentage of net revenues is primarily attributable to the Company's product mix. The former Hasbro Interactive products represented 43% of sales in the six months ended December 31, 2001, as compared to no sales in the comparable 2000 period. These sales have a royalty payable to an Infogrames SA subsidiary of approximately 11% of total net revenue in the 2001 period. Distribution sales as of percentage of net revenue, during the six months ended December 31, 2001, increased to 22.3% from 21.7% in the comparable 2000 period. Distribution sales carry a higher cost of goods sold than our published product sales.

        Gross profit increased to $130.4 million for the six months ended December 31, 2001 from $105.9 million in the comparable 2000 period. This increase is primarily due to increased sales volume partially offset by cost of goods sold as described above. Gross profit as a percentage of net revenues decreased to 52.7% during the six months ended December 31, 2001 from 63.4% in the comparable 2000 period. This decrease is due to the Company's change in product mix and increase in its distribution sales as compared to the prior period as described above.

        Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the six months ended December 31, 2001, these expenses increased approximately $12.8 million, or 30.3%, to $55.1 million from $42.3 million in the comparable 2000 period. Selling and distribution expenses as a percentage of net revenues for the six months ended December 30, 2001 decreased to 22.3% as compared to 25.4% in the comparable 2000 period. This increase in selling and distribution expenses resulted primarily from increased advertising and an increase in variable selling expenses. Advertising expenditures increased 46.8% to approximately $20.7 million during the six months ended December 31, 2001 as compared to $14.1 million in the comparable 2000 period, due to the increase in new product releases in the current period. Distribution expenses increased 11.4% to approximately $9.8 million during the six months ended December 31, 2001 as compared to $8.8 million in the comparable 2000 period due to the increase in net revenues offset by distribution efficiencies such as reduction in express shipments and increased shipments to customer distribution centers as opposed to individual customer stores.

        General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the six months ended December 31, 2001 decreased approximately $9.8 million, or 29.0%, to $23.9 million from $33.7 million in the comparable 2000 period. General and administrative expenses as a percentage of net revenues decreased to 9.7% for the six months ended December 31, 2001 from 20.2% in the comparable 2000 period. This decrease is primarily due to decreased professional fees (legal and other outside consultants) and decreased salaries from the consolidation of various functions and the integration of INA and the Company during the 2001 period. Professional fees decreased 52.0% to approximately $2.4 million for the six months ended December 31, 2001 as compared to $5.0 million in the comparable 2000 period. Salaries decreased 27.8% to approximately $7.8 million during the six months ended December 31, 2001 as compared to $10.8 million in the comparable 2000 period. Furthermore, the Company provided an additional allowance for bad debts of approximately $11.0 million during the six months ended December 31, 2000. For the six months ended December 31, 2001, bad debt expense includes a $4.2 million charge related to the Kmart bankruptcy. Without these additional allowances for bad debts, general and administrative expenses would have been $19.7 million or 8.0% of net revenues for the six months ended December 31, 2001 as compared to $22.7 million or 13.6% of net revenues for the six months ended December 31, 2000.

        Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the six months ended December 31, 2001 decreased approximately $4.0 million, or 11.6%, to $30.6 million from $34.6 million in the comparable 2000 period. Research and development expenses, as a percentage of net revenues, decreased to 12.4% for the six months ended December 31, 2001 from 20.7% in the comparable 2000 period. This decrease in research and development expenses for the six months ended December 31, 2001 is primarily due to the Company signing fewer arrangements with external developers. Research and development expenses incurred by the Company's internal development studios, which primarily include Humongous, Legend and Reflections, were approximately 54% of total research and development costs for both the six months ended December 31, 2000 and 2001.

        The $1.7 million in merger costs incurred in the six months ended December 31, 2000 relate to the merger of the Company and INA.

        The $5.5 million gain on sale of business during the 2000 period relates to the sale of the Duke Nukem business.

        Depreciation and amortization for the six months ended December 31, 2001 decreased approximately $6.4 million, or 74.4%, to $2.2 million from $8.6 million in the comparable 2000 period. This decrease is primarily attributable to the cessation of goodwill amortization under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The Company amortized approximately $6.0 million in goodwill during the six months ended December 31, 2000. Depreciation and amortization was further reduced by the prior write-off of assets due to the consolidation of functions in conjunction with the INA Merger.

        Interest expense, net decreased approximately $2.3 million for the six months ended December 31, 2001 to $6.4 million from $8.7 million in the comparable 2000 period. This decrease in the six months ended December 31, 2001 was attributable to lower average borrowings in 2001 as compared to the comparable 2000 period.


LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $6.4 million at December 31, 2001 compared to $5.4 million at June 30, 2001. As of December 31, 2001, the Company had a working capital deficit of $41.2 million compared to $ 57.3 million working capital deficit at June 30, 2001.

        During the six months ended December 31, 2001, $28.1 million was provided from financing activities. The Company utilized its borrowings from its credit facilities to fund $22.5 million net cash used in operating activities mainly to finance accounts receivable during the Company's peak season. There were no significant changes in the credit terms with customers during the six month period.


DEBT

        The Company has a $50.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On December 31, 2001, the maturity date was extended from December 31, 2001 to March 31, 2002. The outstanding borrowings under the Credit Agreement, as of December 31, 2001, were approximately $38.6 million, of which $1.5 million is related to accrued interest and fees. As of December 31, 2001, there are $0.9 million of letters of credit outstanding.

        In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP Paribas, which was to mature on November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002. The amendment also reduces the amount available in the facility by $5.0 million a month over a four month period starting February 1, 2002, reducing the amount available to $15.0 million as of May 1, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any demand loans bear interest at the prime rate. The facility fee of $15,000 was paid on November 30, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility is due at the end of each quarter. The Company had approximately $35.0 million of borrowings outstanding under the BNP Paribas credit facility as of December 31, 2001.


Related party debt consists of the following at December 31, 2001:

Infogrames SA 0% subordinated convertible note (a).......................        $   41,390
5% subordinated convertible note with a subsidiary
of Infogrames SA, due December 16, 2004..................................            67,067
                                                                                 ----------
                                                                                 $  108,457
                                                                                 ==========

(a) In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to General Atlantic Partners ("GAP") $50 million principal amount of non-interest bearing subordinated convertible notes (the "GAP 0% Notes") in exchange for 600,000 shares of Series A Preferred Stock and $20 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share. Interest on the GAP 0% Notes are being accreted at the rate of 7% and will have a redemption value of $50.0 million at maturity, which is December 16, 2004. On December 28, 2001,

Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes ("Infogrames SA 0% subordinate convertible note") as they relate to the Company.

        The Company believes that existing cash and cash equivalents, together with cash expected to be generated from operations, cash available under the Credit Agreement between the Company and Infogrames SA and the continued financial support of Infogrames SA, which has sufficient credit facilities available to fund the operations of the Company if necessary, will be sufficient to fund the Company's operations and cash flows. See the Company's Annual Report on Form 10K for the year ended June 30, 2001 for a discussion of "Risk Factors" that could materially impact expected cash flows.


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

        In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes that the effect of implementing this pronouncement will not have a material impact on the Company's financial condition or results of operations.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to implement SFAS No. 144 on January 1, 2002. Management believes that the effect of implementing this pronouncement will not have a material impact on the Company's financial condition or results of operations.


IMPACT OF INFLATION

        General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly, the Company has experienced increased salaries and higher prices for supplies, goods and services. The Company continuously seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's carrying value of cash, marketable securities, trade accounts receivable, accounts payable, accrued liabilities, royalties payable and its existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

        Through June 30, 2001, the Company has restructured its foreign operations. For the six months ended December 31, 2001, foreign operations represented 0.8%, 21.7% and 7.8% of consolidated net revenues, operating income and total assets, respectively. Currently, substantially all of the Company's business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company's results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

Interest Rates

        The Company is exposed to market risk from changes in interest rates on its revolving credit facility and its related party credit facility. Outstanding balances under these two facilities (which aggregated $73.6 million at December 31, 2001) bear interest at variable rates based on a margin over LIBOR. Based on the amount outstanding as of December 31, 2001, a 100 basis point change in interest rates would result in an approximate $0.7 million change to the Company's annual interest expense. For fixed rate debt including the Infogrames SA 0% subordinated convertible note and the 5% subordinated convertible note with a subsidiary of Infogrames SA aggregating $108.5 million at December 31, 2001, interest rate changes effect the fair market value of such debt, but do not impact the Company's earnings or cash flows. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

LITIGATION

        During the six months ended December 31, 2001, no significant claims were asserted against or by the Company the resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

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

        By Order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment as to the first cause of action and denied the motion as to the second cause. Judgment was thereupon entered March 14, 2000 in the amount of $2.4 million ($1.9 million plus $0.5 million of accrued interest), which was affirmed by Order of the Appellate Division, First Department entered June 8, 2000. Motions to the Appellate Division, First Department and to the Court of Appeals for leave to appeal to the Court of Appeals were denied. In January 2001, the Company paid approximately $2.6 million satisfying the partial summary judgment. Such amount includes interest accrued on the judgement amount from the date of judgement.

        In an Order entered June 21, 2000, the Court denied the Company's motion for summary judgment dismissing the third and fourth causes of action. The Company simultaneously moved for reargument of and appealed from that portion of the June 21, 2000 Order denying partial summary judgment on the fourth cause. By Order entered September 8, 2000, the Court granted reargument and, on reargument, dismissed the fourth cause of action (and the Company withdrew its appeal). Scavenger unsuccessfully moved for reargument of the September 8, 2000 Order, and appealed the September 8, 2000 Order to the Appellate Division, First Department.

        By Order entered December 19, 2000, the Court separately ruled with respect to each of the Company's counterclaims that the Company cannot seek to recover as a measure of damages any of the royalty advances paid under the software development contract. Subject to this limitation, the Court otherwise sustained the Company's first counterclaim for damages for the undelivered games Into the Shadows and Mudkicker. The Court dismissed the second counterclaim finding that the Company had not shown provable damages other than the $1.5 million in royalty advances paid on Amok and Scorcher which the Court held could not be recovered. The Court also dismissed the third counterclaim for unjust enrichment, which sought to recover the entire $2.5 million in royalty advances paid to Scavenger. The Company appealed this dismissal only as to the $1 million in royalty advances paid for the undelivered Into the Shadows and Mudkicker.

        By Order entered January 8, 2001, the Court granted a motion by the Company to dismiss the second cause of action, a motion prompted by and premised on the reasoning of the Court's March 3, 2000 Order granting partial summary judgment on the first cause of action as well as of the Appellate Division, First Department's June 8, 2000 Order of affirmance. Scavenger appealed the January 8, 2001 Order.

        On April 24, 2001, Scavenger brought a motion for reargument and renewal of the January 8, 2001 Order dismissing the second cause of action. By Order entered July 5, 2001, the Commercial Division denied this motion. On or about July 17, 2001, Scavenger noticed an appeal from the July 5, 2001 Order. All of the pending appeals were consolidated for oral argument in the November 2001 Term of the Appellate Division, First Department.

        By Order entered December 11, 2001, the Appellate Division, First Department affirmed the September 8, 2000 Order, the December 19, 2000 Order, the January 8, 2001 Order, and the July 5, 2001 Order.

        Subsequently, this action has been settled for a nominal amount and a Stipulation of Discontinuance was filed with the Court on or about February 4, 2002.

Herzog

        In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had insufficient sales to recoup the paid advances, which misstatements purportedly had the effect of overstating the Company's net income and net assets. By Order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By Order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. Following the remand to the District Court, the parties engaged in extended settlement negotiations, including a mediation and a neutral evaluation proceeding. Through this process, the parties have now reached an agreement in principle which, following execution of a stipulation of settlement, will be presented to the District Court for a determination of the fairness and reasonableness of the settlement. The Company does not believe that, if approved, the contemplated settlement, which is expected to be funded through insurance proceeds, will have a material adverse effect upon its results of operations or financial condition.


James

        On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, and oral argument was heard on November 28, 2001.

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


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        Reference is made to the Proxy Statement dated October 12, 2001. The Proxy Statement was filed in connection with the Company's annual shareholders meeting which was held on November 7, 2001. At such annual shareholder's meeting, the following items were submitted to a vote of shareholders:

    1. Election of the following (a) three Class II directors: Thomas Heymann; Thomas Mitchell and James Ackerly; and (b) Class III director: Bruno Bonnell.

    2. Ratification and approval of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2002.

        Terms of office of the following remaining directors will continue after such annual shareholder's meeting: Steve Denning, Denis Guyennot, Ann Kronen and Thomas Schmider.

        Set forth below are numbers of votes cast by the common stock elected, either by proxy or by ballot in person, for each of the above-listed items submitted to a vote of shareholders:

                              ELECTION OF DIRECTORS

------------------------------------------------------------------------------------------------
        DIRECTORS                                    RESULTS OF THE VOTE
        ---------                                    -------------------
------------------------------------------------------------------------------------------------
James Ackerly             54,029,203 Shares For     31,927 Shares Withheld      0 Shares Abstain
------------------------------------------------------------------------------------------------
Bruno Bonnell             53,966,243 Shares For     94,887 Shares Withheld      0 Shares Abstain
------------------------------------------------------------------------------------------------
Thomas Heymann            54,029,203 Shares For     31,927 Shares Withheld      0 Shares Abstain
------------------------------------------------------------------------------------------------
Thomas Mitchell           54,029,203 Shares For     31,927 Shares Withheld      0 Shares Abstain
------------------------------------------------------------------------------------------------

              RATIFICATION AND APPROVAL OF APPOINTMENT OF AUDITORS

-------------------------------------------------------------------------------------------------------------------
        Auditors                  Results of the Vote
                                  -------------------
-------------------------------------------------------------------------------------------------------------------
Deloitte & Touche LLP             54,058,067 Shares For          1,106 Shares Against          1,957 Shares Abstain
-------------------------------------------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        Exhibit 10.1 Tenth Amendment to the Credit Agreement, dated as of December 31, 2001, by and between the Company and Infogrames Entertainment S.A.

        Exhibit 10.2 Letter agreement amending the credit agreement between the Company and BNP Paribas, dated as of November 30, 2001.

        Exhibit 22 Proxy Statement on Schedule 14A filed on October 12, 2001 is incorporated herein by reference.

        (b) Reports on Form 8-K

        No reports on Form 8-K are filed or incorporated by reference as part of this report.

        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INFOGRAMES, INC.


                                     By:    /s/ DAVID J. FREMED
                                            -------------------------
                                            David J. Fremed
                                            Senior Vice President of Finance and
                                            Chief Financial Officer
                                            Date: February 12, 2002