Form 10-K/A
period 2001-06-30
INFOGRAMES INC
filed 2002-03-01
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                INFOGRAMES, INC.
                    JUNE 30, 2001 ANNUAL REPORT ON FORM 10-K/A
                                TABLE OF CONTENTS
INTRODUCTORY NOTE

     This Amendment to the Registrant's Annual Report on Form 10-K, as filed by the Registrant on September 26, 2001, is being filed to (i) amend Item 7A Quantitative Disclosures about Market Risk to include additional disclosures,
(ii) revise the Statement of Stockholder's Equity (Deficiency) and (iii) properly disclose or provide further information in Note 1, Note 2, Note 3,
Note 13, Note 18 and Note 21 to the financial statements.

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

FOREIGN CURRENCY EXCHANGE RATES

     In recent years, the Company has restructured its foreign operations. As of June 30, 2001, foreign operations represented 2%, 8.5% and 5.3% of consolidated net revenues, operating loss and total assets, respectively. Currently, substantially all of the Company's business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company's results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

INTEREST RATES

     The Company is exposed to market risk from changes in interest rates on its revolving credit facility and its related party credit facility. Outstanding balances under these two facilities (which aggregated $44,2 million at June 30, 2001) bear interest at variable rates based on a margin over LIBOR. Based on the amount outstanding as of June 30, 2001, a 100 basis point change in interest rates would result in an approximate $0.4 million change to the Company's annual interest expense. For fixed rate debt including the GAP 0% subordinated convertible notes and the 5% subordinated convertible note with a subsidiary of Infogrames SA aggregating $105.4 million at June 30, 2001, interest rate changes effect the fair market value of such debt, but do not impact the Company's earnings or cash flows. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.


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


                                           INFOGRAMES, INC.

                                           By: /s/   DAVID J. FREMED
                                              ----------------------------------
                                              Name:  David J. Fremed
                                              Title:  Chief Financial Officer
                                              Date:  February 28, 2002

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


             SIGNATURE                           TITLE(S)                                                  DATE
             ---------                           --------                                                  ----

        /s/  BRUNO BONNELL              Chairman of the Board of Directors and Chief                     February 28, 2002
-----------------------------------         Executive Officer (principal executive
           Bruno Bonnell                    officer) and Director

      /s/  STEVEN A. DENNING            Director                                                         February 28, 2002
-----------------------------------
         Steven A. Denning

        /s/  DENIS GUYENNOT             Director and President, Chief Operating                          February 28, 2002
-----------------------------------         Officer and Secretary
          Denis Guyennot


      /s/  THOMAS A. HEYMANN            Director                                                         February 28, 2002
-----------------------------------
         Thomas A. Heymann

        /s/  ANN E. KRONEN              Director                                                         February 28, 2002
-----------------------------------
           Ann E. Kronen

       /s/  THOMAS SCHMIDER             Director                                                         February 28, 2002
-----------------------------------
          Thomas Schmider

       /s/  THOMAS MITCHELL             Director                                                         February 28, 2002
-----------------------------------
          Thomas Mitchell

         /s/ JAMES ACKERLY              Director                                                         February 28, 2002
-----------------------------------
           James Ackerly

       /s/  DAVID J. FREMED             Chief Financial Officer (principal financial                     February 28, 2002
-----------------------------------         officer and principal accounting officer)
          David J. Fremed

* By:  /s/  DAVID J. FREMED                                                                              February 28, 2002
-----------------------------------
(David J. Fremed, Attorney-in-Fact)

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

                        INFOGRAMES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                                                SERIES A         SERIES A
                                               CONVERTIBLE      CONVERTIBLE     COMMON
                                                PREFERRED        PREFERRED      STOCK        COMMON
                                               STOCK SHARES        STOCK        SHARES       STOCK
                                               ------------        -----        ------       -----
BALANCE, MARCH 31, 1998 ...................             --       $     --       13,600     $    136
Issuance of preferred stock ...............        600,000         30,000           --          --
Issuance of stock options in connection
  with acquisitions .......................             --             --           --          --
Issuance of stock in connection with
  acquisitions ............................             --             --          924           8
Exercise of stock options .................             --             --           31           1
Net loss ..................................             --             --           --          --
Currency translation adjustment ...........             --             --           --          --
Unrealized gain on securities .............             --             --           --          --
                                                  --------       --------      -------       -----

BALANCE, MARCH 31, 1999 ...................        600,000         30,000       14,555         145
Exchange of preferred stock for
long-term debt.............................       (600,000)       (30,000)          --          --
Issuance of warrants to Infogrames ........             --             --           --          --
Issuance of warrants in connection with
  revolving credit facility ...............             --             --           --          --
Issuance of common stock in lieu of partial
  royalty payment .........................             --             --          297           3
Issuance of common stock pursuant
to employee stock purchase plan ...........             --             --           48           1
Issuance of common stock to
Infogrames, net............................             --             --        5,714          57
Exercise of stock options .................             --             --           61           1
Merger INA ................................             --             --           --           1
Net loss ..................................             --             --           --          --
Currency translation adjustment ...........             --             --           --          --
Unrealized gain on securities .............             --             --           --          --
                                                  --------       --------      -------       -----
BALANCE, MARCH 31, 2000 ...................             --             --       20,675         208
Exercise of stock options .................             --             --           10          --
Net loss ..................................             --             --           --          --
Treasury shares ...........................             --             --           --          --
Currency translation adjustment ...........             --             --           --          --
Unrealized gain on securities .............             --             --           --          --
                                                  --------       --------      -------       -----
BALANCE, JUNE 30, 2000 ....................             --             --       20,685         208
Issuance of shares for INA merger .........             --             --       28,000         280
Conversion of warrants at $0.05 a share....             --             --          955           9
Conversion of related party credit facility
at $6.40 a share ..........................             --             --       20,089         200


                                                                                   ACCUMULATED
                                                        ADDITIONAL     RETAINED      OTHER                    TREASURY
                                                         PAID-IN       EARNINGS    COMPREHENSIVE   TREASURY    SHARES
                                                         CAPITAL       (DEFICIT)  (LOSS) INCOME     SHARES     AT COST       TOTAL
                                                         -------       ---------  -------------     ------     -------       -----
BALANCE, MARCH 31, 1998 ............................    $ 131,926     $   7,962     $  (1,135)         --      $    --    $ 138,889
Issuance of preferred stock ........................           --            --            --          --           --       30,000
Issuance of stock options in connection
  with acquisitions ................................        1,356            --            --          --           --        1,356
Issuance of stock in connection
  with acquisitions ................................       27,999            --            --          --           --       28,007
Exercise of stock options ..........................          374            --            --          --           --          375
Net loss ...........................................           --       (70,838)           --          --           --      (70,838)
Currency translation adjustment ....................           --            --          (667)         --           --         (667)
Unrealized gain on securities ......................           --            --            11          --           --           11
                                                         --------       --------      -------       -----      -------   ----------
BALANCE, MARCH 31, 1999 ............................      161,655       (62,876)       (1,791)         --           --      127,133
Exchange of preferred stock for long-term debt .....           --            --            --          --           --      (30,000)
Issuance of warrants to Infogrames .................        8,983            --            --          --           --        8,983
Issuance of warrants in connection with
  revolving credit facility ........................        3,188            --            --          --           --        3,188
Issuance of common stock in lieu of partial
  royalty payment ..................................        4,205            --            --          --           --        4,208
Issuance of common stock pursuant
to employee stock purchase plan ....................          582            --            --          --           --          583
Issuance of common stock to Infogrames, net.........       48,620            --            --          --           --       48,677
Exercise of stock options ..........................          145            --            --          --           --          146
Merger INA .........................................       65,900       (69,034)           --          --           --       (3,133)
Net loss ...........................................           --      (346,013)           --          --           --     (346,013)
Currency translation adjustment ....................           --            --         1,683          --           --        1,683
Unrealized gain on securities ......................           --            --         1,768          --           --        1,768
                                                         --------       --------      -------       -----      -------   ----------
BALANCE, MARCH 31, 2000 ............................      293,278      (477,923)        1,660          --           --     (182,777)
Exercise of stock options ..........................            6            --            --          --           --            6
Net loss ...........................................           --       (55,400)           --          --           --      (55,400)
Treasury shares ....................................           --            --            --         332       (3,322)      (3,322)
Currency translation adjustment ....................           --            --           571          --           --          571
Unrealized gain on securities ......................           --            --        (1,298)         --           --       (1,298)
                                                         --------       --------      -------       -----      -------   ----------
BALANCE, JUNE 30, 2000 .............................      293,284      (533,323)          933         332       (3,322)    (242,220)
Issuance of shares for INA merger ..................           --            --            --          --           --          280
Conversion of warrants at $0.05 a share ............           39            --            --          --           --           48
Conversion of related party credit facility at $6.40
a share ............................................      128,370            --            --          --           --      128,570

Conversion of INA related party payables...          --           --           --          --
Issuance of common stock pursuant to employee
stock purchase plan .......................          --           --           25          --
Sales of treasury shares ..................          --           --           --          --
Exercise of stock options .................          --           --            5           1
Net loss ..................................          --           --           --          --
Currency translation adjustment ...........          --           --           --          --
Unrealized gain on securities .............          --           --           --          --
                                                   ----        -----       ------       -----
BALANCE, JUNE 30, 2001.........                      --          $--       69,759        $698
                                                   ====        =====       ======       =====

Conversion of INA related party payables............       64,907            --            --        --             --       64,907
Issuance of common stock pursuant
to employee stock purchase plan ....................           71            --            --        --             --           71
Sales of treasury shares ...........................         (370)           --            --       (97)           970          600
Exercise of stock options ..........................            5            --            --        --             --            6
Net loss ...........................................           --       (60,668)           --        --             --      (60,668)
Currency translation adjustment ....................           --            --         1,382        --             --        1,382
Unrealized gain on securities ......................           --            --           488        --             --          488
                                                        ---------     ---------     ---------       ---      ---------    ---------
Balance, June 30, 2001 .............................    $ 486,306     $(593,991     $   2,803       235      $  (2,352)   $(106,536)
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

  Foreign Exchange Gain (Losses)

        Exchange gain or losses arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency. Foreign currency exchange gains (losses) included in operations amounted to $(0.5) million and $(0.1) million, in the fiscal years ended March 31, 1999 and 2000, respectively. For the three months ended June 30, 2000 and the year ended June 30, 2001, foreign exchange gains (losses) were nominal.


NOTE 2--PURCHASE OF MAJORITY INTEREST BY INFOGRAMES SA

        As of June 30, 2001, Infogrames SA and subsidiaries acquired approximately 89% of the voting stock of the Company through the following transactions:


- On February 23, 1999 General Atlantic Partners, LLC ("GAP") purchased an aggregate of 600,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $30,000,000. Each share of Preferred Stock was convertible into 2 shares of Common Stock.
- On June 29, 1999, GAP entered into a Subordinated Loan Commitment Letter (the "Commitment Letter") pursuant to which GAP agreed to loan the Company on July 30, 1999 an aggregate of $20,000,000 if the Company had not paid in full on July 20, 1999 certain amounts owed under the existing credit agreement.

- On June 29, 1999, pursuant to a Warrant Agreement, dated June 29, 1999 (the "Warrant Agreement"), among the Company, GAP, Joseph J. Cayre, Kenneth Cayre and Stanley Cayre, the Company issued to GAP warrants to purchase, at an exercise price equal to $0.05 per share, 100,000 shares of Common Stock, in consideration of the execution by GAP of the Commitment Letter. Pursuant to the Warrant Agreement, the aggregate number of warrants was subject to automatic increase by the following number of warrants (the "Additional Warrants") on the following dates upon the occurrence of the following events (the "Triggering Events"):
         (i) 300,000 on July 30, 1999, if the parties to the Warrant Agreement made the subordinated loans under the Commitment Letter, (ii) 500,000 on November 1, 1999 if the Company had not executed on or prior to October 31, 1999, an agreement (a "Sale Agreement") relating to a recapitalization, reorganization, merger, sale or other business combination transaction after the consummation of which the stockholders of the Company did not hold at least a majority of the voting power of the surviving person, (iii) 500,000 on the date of termination of such Sale Agreement if the Company entered into such an agreement on or prior to October 31, 1999, but such Sale Agreement thereafter terminated for any reason, (iv) 600,000 on February 29, 2000 if the Company had not closed the transactions contemplated by the Sale Agreement on or prior to February 28, 2000 and repaid in full the subordinated loans made pursuant to the Commitment Letter and (v) 600,000 on June 30, 2000, and the last day of each fiscal quarter thereafter if the Company had not repaid in full during such quarter the subordinated loans made pursuant to the commitment Letter. The Additional Warrants have an exercise price of $0.05 per share.
- On July 29, 1999, in accordance with the Commitment Letter, GAP made a $20,000,000 unsecured subordinated loan to the Company. Concurrently, in accordance with the Warrant Agreement, the Company issued to GAP 300,000 Additional Warrants to purchase shares of Common Stock. On October 31, 1999, in accordance with the Warrant Agreement, the Company issued to GAP 500,000 Additional Warrants to purchase shares of Common Stock.

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

      The following summary of separate company operating information is for the Company and INA for all periods presented up to the date of the merger. No information is included for the fiscal year ended March 31, 1999 since that period is prior to the date of common control.

Summarized financial data for the fiscal year ended March 31, 2000 are as follows:

                                      THE COMPANY      INA         TOTAL
                                      -----------      ---         -----
Net revenues......................... $ 375,569     $ 10,493     $ 386,062
Operating loss.......................  (263,291)     (24,701)     (287,992)
Loss from continuing operations......  (322,133)     (25,291)     (347,424)
Loss from discontinued operations....      (477)        --            (477)
Loss before extraordinary items......  (322,610)     (25,291)     (347,901)
Gain from extraordinary item, net
   of tax of $1,312..................     1,888         --           1,888
                                       ---------    ---------     ---------
Net loss attributable to common
   shareholders......................  (320,722)     (25,291)     (346,013)

Summarized financial data for the three months ended June 30, 2000 are as follows:

                                      THE COMPANY      INA         TOTAL
                                      -----------      ---         -----
Net revenues..........................  $32,983      $15,486       $48,469
Operating loss........................  (37,366)     (11,958)      (49,324)
Loss from continuing operations.......  (41,944)     (13,456)      (55,400)
                                        --------     --------      --------
Net loss attributable to common
   shareholders.......................  (41,944)     (13,456)      (55,400)


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

       A summary of the status of the Company's Plans at March 31, 1999 and 2000, June 30, 2000 and 2001 and changes during the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001 are as follows:

                                                      MARCH 31, 1999
                                                         PRICE PER         WEIGHTED AVERAGE
                                       SHARES             SHARE            EXERCISE PRICE
                                   (in thousands)
Outstanding at beginning of
  Fiscal year ...................       1,958         $ 0.20-72.50        $     43.95
Granted .........................       1,139           0.01-100.00             32.85
Exercised .......................         (31)          0.01-39.70               7.40
Forfeited .......................         (99)          0.90-70.00              46.20
Expired .........................         (56)          1.75-70.00              46.05
                                       ---------      --------------        ------------

Outstanding at end of fiscal year       2,911         $ 0.01-100.00       $     40.10
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

Long-term debt consists of the following at June 30, 2001:

GAP 0% subordinated convertible notes (a).............................................................    $        39,954

5% subordinated convertible note with a subsidiary of Infogrames SA, due December 16, 2004............              65,408
                                                                                                          ----------------

                                                                                                          $       105,362
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

NOTE 18--EMPLOYEE SAVINGS PLAN
       The Company maintains an Employee Savings Plan (the "Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all U.S. employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service with matching of 100% of the first 3% and 50% of the next 6% of employees contribution provided by the Company. Generally, the Plan's assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by the Company. Generally, the Company does not provide its employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $739,000, $530,000, $200,000 and $811,000 for the years ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the year ended June 30, 2001, respectively.
NOTE 19--ROYALTY ADVANCES

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

NOTE 21--OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

       The Company has three reportable segments: publishing, distribution and corporate. Publishing is comprised of frontline, leisure and children's publishing. Distribution constitutes the sale of other publishers' titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, administration, and amortization of goodwill of the Company. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, the Company does not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

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
                                                             ==========    ==========    ==========     ==========

                              EXHIBIT INDEX NOTE
                              ------------------

The only exhibit that has changed is Exhibit No. 23.2, which is a letter of consent from the Independent Auditors for this 10-K/A of Infogrames, Inc. for the year ended June 30, 2001.


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