Form 10-Q/A
period 2001-09-30
INFOGRAMES INC
filed 2002-03-01
CIK 1002607

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

                                INFOGRAMES, INC.
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-Q/A
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

INTRODUCTORY NOTE

     This Amendment to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 13, 2001, is being filed to (i) amend the Management's Discussion and Analysis of Financial Condition and Results of Operations section to include additional information and disclosures, (ii) amend Item 3 Quantitative and Qualitative Disclosures about Market Risk to include additional disclosure and (iii) provide further segment information in
Note 7 of the financial statements.

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

Long-term debt consists of the following at September 30, 2001:

GAP 0% subordinated convertible notes (a)......................   $40,672
5% subordinated convertible note with a subsidiary
of Infogrames SA, due December 16, 2004.......................     66,232
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

         Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the three months ended September 30, 2001, these expenses decreased approximately $2.5 million, or 13.4%, to $16.2 million from $18.7 million in the comparable 2000 period. Selling and distribution expenses as a percentage of net revenues for the three months ended September 30, 2001 decreased to 19.8% as compared to 47.3% in the comparable 2000 period. This decrease in selling and distribution expenses as a percentage of net revenues resulted primarily from decreased advertising and outbound freight. Advertising expenditures decreased 34.2% to approximately $2.3 million during the three months ended September 30, 2001 as compared to approximately $3.5 million in the comparable 2000 period through deployment of a more selective marketing strategy. Distribution expenses decreased 13.8% to $3.1 million during the three months ended
September 30, 2001 as compared to $3.6 million in the comparable 2000 period due to a reduction in expedited shipments.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the three months ended September 30, 2001 decreased approximately $5.4 million, or 38.7%, to $8.6 million from $14.0 million in the comparable 2000 period. General and administrative expenses as a percentage of net revenues decreased to 10.5% for the three months ended September 30, 2001 from 35.3% in the comparable 2000 period. This decrease is primarily due to decreased professional fees (legal, management fees and other outside consultants) and decreased salaries from the integration of INA and the Company during the 2001 period. Professional fees decreased 71.0% to approximately $1.4 million for the three months ended September 30, 2001 as compared to $3.8 million in the comparable 2000 period. This decrease is due to nonrecurring transitional costs incurred in the 2000 period and cost savings realized from reduced legal and outside consultants fees due to the merger with INA. Furthermore, effective February 2001, the Company receives monthly management fee revenue charged to Hasbro Interactive for management and professional services performed. Salaries decreased 51.7% to approximately $2.8 million during the three months ended September 30, 2001 as compared to $5.8 million in the comparable 2000 period. This decrease is attributable to reduced head count throughout various functions such as senior management, accounting and finance, information and technology and human resources resulting from the integration of INA.

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

         The Company's outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of its business and the timing of new product releases. Several new products were launched late in September, increasing the number of days sales outstanding in the receivable balance above the level of the previous quarter ended June 30, 2001. There were no significant changes in the credit terms with customers during the three month period.


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

Long-term debt consists of the following at September 30, 2001:

GAP 0% subordinated convertible notes (a) ........          $ 40,672
5% subordinated convertible note with a subsidiary
of Infogrames SA, due December 16, 2004 ..........          $ 66,232
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

FOREIGN CURRENCY EXCHANGE RATES

         In recent years, the Company has restructured its foreign operations. For the twelve months ended June 30, 2001, foreign operations represented 2%, 8.5% and 5.3% of consolidated net revenues, operating loss and total assets, respectively. Currently, substantially all of the Company's business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company's results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

INTEREST RATES

         The Company is exposed to market risk from changes in interest rates on its revolving credit facility and its related party credit facility. Outstanding balances under these two facilities (which aggregated $81.8 million at September 30, 2001) bear interest at variable rates based on a margin over LIBOR. Based on the amount outstanding as of September 30, 2001, a 100 basis point change in interest rates would result in an approximate $0.8 million change to the Company's annual interest expense. For fixed rate debt including the GAP 0% subordinated convertible notes and the 5% subordinated convertible note with a subsidiary of Infogrames SA aggregating $106.9 million at September 30, 2001, interest rate changes effect the fair market value of such debt, but do not impact the Company's earnings or cash flows. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

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

                                       INFOGRAMES, INC.




                                       By:  /s/    DAVID J. FREMED
                                            ----------------------
                                            David J. Fremed
                                            Senior Vice President of Finance and
                                            Chief Financial Officer
                                            Date:  February 28, 2002