Form 10-Q
period 2002-03-31
INFOGRAMES INC
filed 2002-05-15
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended March 31, 2002        Commission File No. 0-27338


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

                                 Yes /X/ No / /

         As of May 14, 2002 there were 69,825,571 shares of the registrant's Common Stock outstanding.

                                INFOGRAMES, INC.
                  MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION



                                                                                                                    PAGE
                                                                                                                    ----
   Item 1.      Financial Statements:


                Consolidated Balance Sheets as of June 30, 2001 and March 31, 2002 (unaudited)                       3

                Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the Three Months and the Nine Months Ended March 31, 2001 and for the Three Months and Nine Months Ended March
                31, 2002                                                                                             4

                Consolidated Statements of Cash Flows for the Nine Months Ended March 31,
                2001 and 2002 (unaudited)                                                                            5

                Consolidated Statements of Stockholders' Deficiency for the Year Ended June 30, 2001 and the
                Nine Months Ended March 31, 2002 (unaudited)                                                         6

                Notes to the (unaudited) Consolidated Financial Statements                                           7


   Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                                        16

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                           23




PART II - OTHER INFORMATION


   Item 1.      Legal Proceedings                                                                                   24

   Item 6.      Exhibits and Reports on Form 8-K                                                                    26

  Signatures                                                                                                        27

ITEM 1.     FINANCIAL STATEMENTS


                                INFOGRAMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   JUNE 30,            MARCH 31,
                                                                                     2001                2002
                                                                               ----------------    ----------------
                                                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents.................................................          $   5,378           $   5,311
   Marketable securities.....................................................                554                   -
   Receivables, net of allowances for bad debts, returns, price protection and other customer promotional programs of $56,554 and $60,195
    respectively.............................................................             37,240              40,457
   Inventories, net of reserves of $20,360 and $9,342 respectively...........             29,182              42,476
   Income taxes receivable...................................................              2,273               6,288
   Due from related parties..................................................              4,388               6,062
   Prepaid expenses and other current assets.................................              6,743               9,374
                                                                                     -----------         -----------
     Total current assets....................................................             85,758             109,968
Property, plant and equipment, net...........................................             12,996              15,987
Investments..................................................................              7,122               7,122
Goodwill, net of accumulated amortization of $26,116 at both dates...........             29,211              29,211
Other assets.................................................................              9,997               6,172
                                                                                     -----------         -----------
     Total assets............................................................        $   145,084         $   168,460
                                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable..........................................................         $   37,777          $   40,249
   Accrued liabilities.......................................................             31,491              27,659
   Revolving credit facility.................................................             34,888              25,000
   Related party credit facility.............................................              9,316              63,058
   Royalties payable.........................................................             12,842               6,193
   Deferred revenue..........................................................              1,753                 193
   Due to related parties....................................................             15,036               5,233
                                                                                     -----------         -----------
     Total current liabilities...............................................            143,103             167,585
Long-term debt...............................................................             39,954                   -
Related party debt...........................................................             65,408             110,002
Deferred revenue.............................................................              1,750               3,500
Other long-term liabilities..................................................              1,405               3,026
                                                                                     -----------         -----------
     Total liabilities.......................................................            251,620             284,113
                                                                                     -----------         -----------

Commitments and contingencies
Stockholders' deficiency:
   Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or
   outstanding...............................................................                  -                   -
   Common stock, $0.01 par value, 300,000 shares authorized, 69,759 shares issued and 69,524 shares outstanding at June 30, 2001 and 69,814 issued
    and outstanding at March 31, 2002........................................                698                 698
   Additional paid-in capital................................................            486,306             485,013
   Accumulated deficit.......................................................           (593,991)           (604,211)
   Accumulated other comprehensive income....................................              2,803               2,847
   Treasury shares, at cost, 235 shares and 0 shares, respectively...........             (2,352)                  -
                                                                                     -----------         -----------
         Total stockholders' deficiency......................................           (106,536)           (115,653)
                                                                                     -----------         -----------
         Total liabilities and stockholders' deficiency......................        $   145,084         $   168,460
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

                                INFOGRAMES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                  MARCH 31,                      MARCH 31,
                                                                        ---------------------------      -----------------------
                                                                            2001            2002            2001          2002
                                                                        -----------    ------------      ----------   ----------
Net revenues                                                            $   67,657     $     50,519       $ 227,517   $  289,442
Cost of goods sold                                                          36,960           35,320          97,765      152,355
                                                                        ----------     ------------       ---------   ----------
    Gross profit                                                            30,697           15,199         129,752      137,087
Selling and distribution expenses                                           17,852           15,346          56,141       61,943
General and administrative expenses                                         14,445            7,068          49,873       30,991
Research and development                                                    10,647           17,606          39,968       48,251
Restructuring costs                                                          2,116                -           2,116            -
Merger costs                                                                     -                -           1,700            -
Gain on sale of line of business                                                 -                -           5,501            -
Depreciation and amortization                                                4,469            1,368          13,375        3,535
                                                                        ----------      -----------       ---------    ---------

    Operating loss                                                         (18,832)         (26,189)        (27,920)      (7,633)
Interest expense, net                                                        2,508            1,530          11,176        7,894
Other (expense) income                                                         (90)            (230)          1,427          293
                                                                        ----------      -----------       ---------    ---------
    Loss before benefit from income taxes                                  (21,430)         (27,949)        (37,669)     (15,234)
Benefit from income taxes                                                        -           (5,002)              -       (5,014)
                                                                        ----------      -----------       ---------    ---------
     Net loss                                                            $ (21,430)     $   (22,947)      $ (37,669)  $  (10,220)
                                                                        ==========      ===========       =========   ==========
Basic and diluted net loss per share                                     $   (0.31)     $     (0.33)      $   (0.71)  $   ( 0.15)
                                                                        ==========      ===========       =========   ==========
     Weighted average number of shares outstanding, basic and
          diluted                                                           69,734           69,799          53,086       69,686
                                                                        ==========      ===========       =========   ==========
Other comprehensive loss:
Net loss                                                                 $ (21,430)     $   (22,947)      $ (37,669)  $  (10,220)
    Foreign currency translation adjustments                                  (171)             158            (997)         488
    Unrealized gain (loss) on securities                                       780               -             (137)        (444)
                                                                        ----------      -----------       ---------    ---------
       Comprehensive loss                                                 $(20,821)     $   (22,789)      $ (38,803)  $  (10,176)
                                                                        ==========      ===========       ==========   ==========





        The accompanying notes are an integral part of these consolidated financial statements.

                                INFOGRAMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                    ----------------------------------------
                                                                          2001                  2002
                                                                    ------------------    ------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.........................................................  $       (37,669)     $        (10,220)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.................................           13,375                 3,535
      Amortization of discount on long-term debt....................            2,153                 2,153
      Amortization of deferred financing fees.......................              717                   717
      Deferred royalty income.......................................                -                (1,750)
      Accrued interest..............................................            2,666                 2,911
      Write-off of fixed assets.....................................            1,409                    52
   Changes in operating assets and liabilities:
         Receivables, net...........................................          (14,042)               (3,073)
         Inventories, net...........................................           (1,510)              (13,191)
         Due to / from related parties, net.........................           17,829               (11,910)
         Prepaid expenses and other current assets..................            1,293                (2,543)
         Accounts payable...........................................          (17,896)                2,420
         Accrued liabilities........................................          (10,178)               (4,027)
         Bank overdraft.............................................           (3,355)                    -
         Royalties payable..........................................           (3,006)               (5,756)
         Income taxes receivable....................................            1,084                (3,973)
         Marketable securities......................................            2,133                   108
         Short-term and long-term deferred income...................            1,750                 1,940
         Long-term liabilities......................................            1,352                 1,618
         Other assets...............................................           (2,341)                3,238
         Other......................................................             (590)                    -
                                                                      ----------------     ----------------
           Net cash used in operating activities                              (44,826)              (37,751)
                                                                      ----------------     ----------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..............................           (3,802)               (6,553)
                                                                      ----------------     ----------------
           Net cash used in investing activities                               (3,802)               (6,553)
                                                                      ----------------     ----------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under related party credit facility...................           48,736                54,000
   Repayments under revolving credit facility.......................                -               (10,000)
   Proceeds from issuance of stock from employee stock purchase plan                -                   127
   Proceeds from exercise of stock options..........................                8                    35
   Conversion of 955 warrants by Infogrames  Entertainment  S.A. @
    $0.05 per share..................................................              48                     -
                                                                      ----------------     ----------------
           Net cash provided by financing activities                           48,792                44,162
                                                                      ----------------     ----------------
   Effect of exchange rates on cash and cash equivalents                         (484)                   75
                                                                      ----------------     ----------------
   Net decrease in cash and cash equivalents                                     (320)                  (67)
   Cash and cash equivalents - beginning of period                             13,463                 5,378
                                                                      ----------------     ----------------
   Cash and cash equivalents - end of period                          $        13,143      $          5,311
                                                                      ================     ================




        The accompanying notes are an integral part of these consolidated financial statements.

                                INFOGRAMES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      ACCUMULATED
                                          COMMON               ADDITIONAL               OTHER                  TREASURY
                                           STOCK    COMMON      PAID-IN    RETAINED  COMPREHENSIVE  TREASURY    SHARES
                                          SHARES     STOCK      CAPITAL    DEFICIT   INCOME (LOSS)   SHARES      COST        TOTAL
                                          ------     -----      -------    -------   -------------   ------      ----        -----
BALANCE, JULY 1, 2000.................    20,685   $   208    $ 293,284  $ (533,323)   $    933        332   $  (3,322)  $ (242,220)
Issuance of shares for INA merger.....    28,000       280            -           -           -          -           -          280
Conversion of warrants at $0.05 a share      955         9           39           -           -          -           -           48
Conversion of related party credit
facility at $6.40 a share.............    20,089       200      128,370           -           -          -           -      128,570
Conversion of INA related party
payables..............................         -         -       64,907           -           -          -           -       64,907
Issuance of common stock pursuant to
employee stock purchase plan..........        25         1           71           -           -          -           -           72
Sales of treasury shares..............         -         -        (370)           -           -        (97)        970          600
Exercise of stock options.............         5         -            5           -           -          -           -            5
Net loss..............................         -         -            -     (60,668)          -          -           -      (60,668)
Currency translation adjustment.......         -         -            -           -       1,382          -           -        1,382
Unrealized gain on securities.........         -         -            -           -         488          -           -          488
                                        --------    ------   ----------   ---------     -------     ------     -------    ---------
BALANCE, JUNE 30, 2001................    69,759       698      486,306    (593,991)      2,803        235      (2,352)    (106,536)
Net loss..............................         -         -            -     (10,220)          -          -           -      (10,220)
Currency translation adjustment.......         -         -            -           -         488          -           -          488
Unrealized loss on securities.........                                                                   -           -
                                               -         -            -           -        (444)         -           -         (444)
Issuance of common stock pursuant to
employee stock purchase plan..........        17         -          127           -           -          -           -          127
Issuance of common stock in lieu of
partial royalty payment...............        11         -           42           -           -          -           -           42
Sales of treasury shares in lieu of
partial royalty payment...............         -         -      (1,497)           -           -       (235)      2,352          855
Exercise of stock options.............        27         -          35            -           -          -           -           35
                                        --------    ------   ----------   ---------     -------     ------     -------    ---------
BALANCE, MARCH 31, 2002 (UNAUDITED)...    69,814     $ 698    $485,013    $(604,211)    $ 2,847          -      $    -   $ (115,653)
                                        ========    ======   ==========   =========     =======     ======     =======    =========

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

         The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of the Company's management, reflect all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

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

         The Company is not contractually obligated to accept returns, except for defective product. However, the Company may permit its customers to return or exchange product and may provide allowances for estimated returns, price concessions and other allowances. Such allowances are estimated and provided for at the time of sale.

   Net Loss Per Share

         Basic net loss per share ("EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur from the conversion of convertible debt and shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards and warrants using the treasury stock method. The impact on loss per share of the assumed exercise of options and warrants and the assumed conversion of convertible debt is not included in the computation of diluted EPS if their inclusion is anti-dilutive.


   Developer Royalty Advances

         Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company follows the policy of expensing developer royalty advances as incurred, treating such costs as research and development expenses.

   License Advances

         Payments made to license intellectual property from third parties are capitalized and amortized over projected unit sales. Management evaluates the carrying value of these capitalized licenses quarterly and records any impairment in value through research and development expense.


RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted the new accounting requirements of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", effective January 1, 2002. EITF Issue No. 00-25 requires the Company to report certain customer related payments and allowances as a reduction of net revenues. The impact of the new accounting principle resulted in the reclassification of cooperative advertising from selling and distribution expenses to a reduction of net revenues and has no impact on the Company's financial position or net income. All comparative periods have been reclassified to conform to the new requirements.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

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




NOTE 2 - INVENTORIES, NET

         Inventories consist of the following:

                                                                                           JUNE 30,         MARCH 31,
                                                                                             2001              2002
                                                                                             ----              ----

Finished goods..................................................................       $   45,260        $    45,544
Return inventory................................................................            3,449              5,073
Raw materials...................................................................              833              1,201
                                                                                       ----------        -----------
                                                                                           49,542             51,818

Less:  Obsolescence reserve                                                               (20,360)            (9,342)
                                                                                       ----------        -----------
                                                                                       $   29,182        $    42,476
                                                                                       ==========        ===========

NOTE 3 - COMMITMENTS AND CONTINGENCIES

LITIGATION

         During the nine months ended March 31, 2002, no new significant claims were asserted against or by the Company, the resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

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

Herzog

         In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had overstating the Company's net income and net assets. By Order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By Order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. Following the remand to the District Court, the parties engaged in extended settlement negotiations, including a mediation and a neutral evaluation proceeding and executed a stipulation of settlement, which is pending before the District Court for a determination of the fairness and reasonableness of the settlement. The Company does not believe that, if approved, the contemplated settlement, which is expected to be funded through insurance proceeds, will have a material adverse effect upon its results of operations or financial condition.

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

Sanders

         On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15 million in compensatory damages for certain plaintiffs and $5 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief. On March 4, 2002 the Court granted our motion to dismiss and on March 29, 2002 denied plaintiffs' motion for reconsideration. On April 5, 2002 plaintiffs filed a notice of appeal to the Court of Appeals for the Tenth Circuit.


NOTE 4 - DEBT


         The Company has a $75.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On March 29, 2002, the maturity date was extended from March 31, 2002 to June 30, 2002 and the commitment increased from $50.0 million to $75.0 million. The outstanding borrowings under the Credit Agreement, as of March 31, 2002 were approximately $63.1 million. As of March 31, 2002 there are approximately $5.4 million of letters of credit outstanding.

         In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP Paribas, which was to mature on November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002. The amendment also reduces the amount available in the facility by $5.0 million a month over a four month period starting February 1, 2002, reducing the amount available to $15.0 million as of May 1, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any demand loans bear interest at the prime rate. The facility fee of $15,000 was paid on November 30, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility is due at the end of each quarter. The Company had approximately $25.0 million of borrowings outstanding under the BNP Paribas credit facility as of March 31, 2002.

Related party debt consists of the following at March 31, 2002:

Infogrames SA 0% subordinated convertible note (a) ......................     $      42,107
5% subordinated convertible note with a
subsidiary of Infogrames SA, due December 16, 2004.......................            67,895
                                                                              -------------
                                                                              $     110,002
                                                                              =============

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

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                     NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                     -----------------
                                                                                     2001         2002
                                                                                     ----         ----
    Conversion of INA related party payables with Infogrames SA.................  $   51,345   $     -
    Conversion of revolving credit facility into shares of the Company's
    Common stock by Infogrames SA at $6.40 per share............................     128,571         -
    Issuance of treasury stock in lieu of partial royalty payment...............         600       855
    Issuance of stock in lieu of partial royalty payment........................           -        42
    Issuance of stock in exchange for the assets of INA.........................         280         -
    Cash paid for interest......................................................       5,250     2,344




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

         The following table sets forth activity for the restructuring reserve, which is included in accrued liabilities at March 31, 2002: (IN THOUSANDS)


                                                BALANCE                          BALANCE
                                                JUNE 30,          CASH           MARCH 31,
                                                  2001          PAYMENTS           2002
                                                -------        ---------         ---------
       Severance.................               $ 2,647        $  (1,947)          $ 700
                                                -------        ---------           -----
                                                $ 2,647        $  (1,947)          $ 700
                                                =======        =========           =====




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

         The following unaudited summary represents the consolidated net revenues and operating profit (loss) by reportable segment for the three months ended March 31, 2001 and 2002 and the nine months ended March 31, 2001 and 2002:
(IN THOUSANDS)

                                                        PUBLISHING     DISTRIBUTION     CORPORATE        TOTAL
                                                        ----------     ------------     ---------        -----
 Three months ended March 31, 2001:
      Net revenues..........................           $  44,920      $    22,737     $      -       $  67,657
      Operating (loss) profit...............              (6,305)           3,638      (16,165)        (18,832)
Three months ended March 31, 2002:
      Net revenues..........................              27,112           23,407            -          50,519
      Operating (loss) profit...............             (18,014)           4,230      (12,405)        (26,189)
 Nine months ended March 31, 2001:
      Net revenues..........................             170,117           57,400            -         227,517
      Operating profit (loss)...............               6,085           16,498      (50,503)        (27,920)
Nine months ended March 31, 2002:
      Net revenues..........................             211,902           77,540            -         289,442
      Operating profit (loss)...............              20,640           14,934      (43,207)         (7,633)



NOTE 8 - GOODWILL

          The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year.

         A goodwill impairment test (the "initial step") was conducted by an independent appraisal firm in December 2001 who determined that the fair value of the reporting unit to which the goodwill was assigned exceeded its carrying value.

         Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss profit per share would have been as follows: (IN THOUSANDS)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               -----------------------------
                                                                                   2001               2002
                                                                               -----------          --------
Net loss...................................................................... $   (21,430)        $ (22,947)
Add: Goodwill amortization, net of tax........................................       2,799                 -
                                                                               -----------         ---------
Pro-forma loss................................................................ $   (18,631)        $ (22,947)
                                                                               ===========         =========
Basic and diluted net loss per share.......................................... $     (0.31)        $   (0.33)
Goodwill amortization, net of tax.............................................        0.04                 -
                                                                               -----------         ---------
Proforma basic and diluted net loss per share................................. $     (0.27)        $   (0.33)
                                                                               ===========         =========

                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -----------------------------
                                                                                    2001              2002
                                                                                -----------       -----------
Net loss....................................................................... $  (37,669)       $  (10,220)
Add: Goodwill amortization, net of tax.........................................      8,361                 -
                                                                                -----------       ----------
Pro-forma loss................................................................. $  (29,308)       $  (10,220)
                                                                                ==========        ==========

Basic and diluted net loss per share........................................... $    (0.71)       $    (0.15)
Goodwill amortization, net of tax..............................................       0.16                 -
                                                                                -----------       ----------
Proforma basic and diluted net loss per share.................................. $    (0.55)       $    (0.15)
                                                                                ==========        ==========


NOTE 9 - SUBSEQUENT EVENT

Shiny Acquisition

         On April 30, 2002, the Company purchased 100% of the stock of Shiny Entertainment, Inc. ("Shiny"), a video game development studio, from Interplay Entertainment Corp. and other shareholders for a purchase price consisting of cash and notes aggregating approximately $49.2 million. As part of the transaction, the Company secured the exclusive worldwide rights to develop and publish interactive games based on sequels to the highly acclaimed, Academy Award-winning action thriller, "THE MATRIX" and has signed a long-term employment agreement with the current president of Shiny. To fund the acquisition, the Company secured a $50.0 million senior secured credit facility from Infogrames SA on April 22, 2002, which matures on June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially or otherwise include the Company's level of dependence on the financial support of its parent, Infogrames SA, Infogrames SA's ability to continue to support the Company, an inability to find suitable acquisition candidates or equity or debt financing on terms commercially reasonable to the Company, pricing of and demand for distributed products, inability to collect outstanding accounts and notes receivable when due or within a reasonable period of time thereafter, the actions of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, the Company disclaims any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         The worldwide interactive entertainment software market is comprised primarily of software for personal computers (PCs) and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During the three months ended March 31, 2002, the Company's product mix consisted of 78% PC games, 11% Sony PlayStation games, 7% Sony PlayStation2 games, 1% Microsoft Xbox games, 3% Nintendo Game Boy. During the nine months ended March 31, 2002, the Company's product mix consisted of 77% PC games, 10% Sony PlayStation games, 8% Sony PlayStation2 games, 3% Microsoft Xbox games, and 2% Nintendo Game Boy and other games. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC will have a projected installed base of nearly 71 million in North America by the end of 2002; that base is projected to increase to more than 86 million by 2005. IDG also projects that PlayStation, currently the most widely distributed gaming console will have an installed base of nearly 31 million in North America by the end of 2002. While PlayStation's growth may slow, growth of the installed base for PlayStation2, introduced in North America in 2000, is projected to grow to over 35 million in 2005. IDG projects that the Xbox will have a North American installed base of approximately 24 million by 2005, while the Game Cube is projected to have a North American installed base of nearly 20 million in the same time period. Additionally, the Game Boy Advance is expected to have an installed base of more than 31 million by 2005, as compared to an estimated 12 million in 2002. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

         There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with increased competitiveness for shelf space and buyer selectivity. The market for interactive games has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and schedule overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products in order to spread development costs among multiple products. In this environment, the Company is determined to achieve balances between internal/external development and licensed product/owned franchises.

         The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is sold through mass-merchants such as Wal-Mart and Target, as well as major retailers, including Best Buy, CompUSA, Toys `R' Us and Gamestop. The Internet and on-line networks also present new distribution channels.


CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial condition and results of operation are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Sales returns, price protection, and other customer related allowances

         Sales are recorded net of expected future returns, price protection and other customer related allowances. The Company is not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, the Company may permit the exchange of products sold to certain customers. In addition, the Company may provide price protection, co-operative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results.

Allowance for doubtful accounts

         The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

Inventories

         The Company writes down its inventories for estimated obsolete or slow-moving inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required.

Developer royalty advances

         Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company follows the policy of expensing developer royalty advances (also known as developer advances) as incurred, treating such costs as research and development expenses. Generally, developers are paid an advance upon the signing of a contract. Subsequent payments are due as the specific contractual milestones are met by the developer and approved by the Company. The timing of when these contracts are entered into and when milestone payments are made could vary significantly from budgeted amounts and, because these payments are expensed as incurred, they could have a material impact on reported results in a given period. The Company's success depends in part on its continued ability to obtain or renew product development agreements with independent software developers.

Income taxes

         The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations.


RESULTS OF OPERATIONS

         The consolidated financial information has been combined as of December 16, 1999, with that of INA, as a result of the INA Merger. The effective date of the INA Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA. The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      MARCH 31,                     MARCH 31,
                                                           -------------------------        -----------------------
                                                                2001             2002          2001           2002
                                                           ------------      ----------     ---------    -----------
Net revenues                                                   100.0%          100.0%        100.0%           100.0%
Cost of goods sold                                               54.6            69.9          43.0            52.6
                                                           ----------      ----------       -------       ---------
    Gross profit                                                 45.4            30.1          57.0            47.4
Selling and distribution expenses                                26.4            30.4          24.7            21.4
General and administrative expenses                              21.4            14.0          21.9            10.7
Research and development                                         15.7            34.9          17.6            16.7
Restructing costs                                                 3.1             0.0           0.9             0.0
Merger costs                                                      0.0             0.0           0.7             0.0
Gain on sale of line of business                                  0.0             0.0           2.4             0.0
Depreciation and amortization                                     6.6             2.7           5.9             1.2
                                                           ----------     -----------      --------      ----------
    Operating loss                                              (27.8)          (51.9)        (12.3)           (2.6)
Interest expense, net                                             3.7             3.0           4.9             2.7
Other (expense) income                                           (0.1)           (0.5)          0.6             0.1
                                                           -----------    -----------      --------      ----------
    Loss before provision for benefit from income taxes         (31.6)          (55.4)        (16.6)           (5.2)
Benefit from income taxes                                         0.0            (9.9)          0.0            (1.7)
                                                           ----------     -----------      --------      ----------
    Loss from continuing operations                             (31.6)          (45.5)        (16.6)           (3.5)
                                                           ==========     ===========      ========      ==========




 THREE MONTHS ENDED MARCH 31, 2002 VERSUS THE THREE MONTHS ENDED MARCH 31, 2001

         Net revenues for the three months ended March 31, 2002 decreased approximately $17.2 million, or 25.4%, to $50.5 million from $67.7 million, as compared to the 2001 period. Total publishing revenue decreased 39.6% to $27.1 million for the three months ended March 31, 2002 from $44.9 million in the comparable 2001 period due primarily to fewer significant new product releases in the quarter. In the same period, total distribution net revenues increased 2.6% to $23.4 million from $22.8 million as the Company expanded its relationships with third party vendors.

         Gross profit decreased to $15.2 million for the three months ended March 31, 2002 from $30.7 million in the comparable 2001 period due largely to lower sales volume, while gross profit as a percentage of revenue decreased from 45.4% to 30.1%. This margin decrease is primarily due to the Company's product mix. Distribution sales as a percentage of net revenue, during the three months ended March 31, 2002, increased to 46.3% from 33.7% in the comparable 2001 period. Distribution sales carry lower margins than our published product sales. Also, a significant portion of the published product sold in the current quarter was in the latter stages of its lifecycle, thereby earning lower margins than earlier-stage product.

         Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the three months ended March 31, 2002, these expenses decreased approximately $2.6 million, or 14.5%, to $15.3 million from $17.9 million in the comparable 2001 period. The decrease in selling and distribution expenses resulted primarily from decreased advertising and lower sales volume. Advertising expenditures decreased 29.4% to approximately $3.6 million during the three months ended March 31, 2002 as compared to approximately $5.1 million in the comparable 2001 period due to fewer new product releases in the current period.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the three months ended March 31, 2002 decreased approximately $7.3 million, or 50.7%, to $7.1 million from $14.4 million in the comparable 2001 period. General and administrative expenses as a percentage of net revenues decreased to 14.0% for the three months ended March 31, 2002 from 21.4% in the comparable 2001 period. This decrease is primarily due to the reduction in salaries due to the consolidation of various functions and the integration of Infogrames North America ("INA"). Salaries and related costs decreased $3.7 million or 57.8% to $2.7 million for the three months ended March 31, 2002 as compared to $6.4 million in the comparable 2001 period.

         Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the three months ended March 31, 2002 increased approximately $7.0 million, or 66.0%, to $17.6 million from $10.6 million in the comparable 2001 period. Research and development expenses, as a percentage of net revenues, increased to 34.9% for the three months ended March 31, 2002 from 15.7% in the comparable 2001 period. This increase in research and development expenses for the three months ended March 31, 2002 is primarily due to the Company signing more arrangements with external developers and achieving more milestones in the development process during the 2002 period. Research and development expenses incurred by the Company's internal development studios, which primarily include Humongous, Legend and Reflections, represented approximately 40.0% of total research and development costs for both periods.

         Depreciation and amortization for the three months ended March 31, 2002 decreased approximately $3.1 million, or 68.9%, to $1.4 million from $4.5 million in the comparable 2001 period. This decrease is primarily attributable to the cessation of goodwill amortization under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company amortized approximately $2.8 million in goodwill during the three months ended March 31, 2001. Depreciation and amortization was further reduced by the prior write-off of assets due to the consolidation of functions and facilities in conjunction with the INA Merger.

         Interest expense, net decreased approximately $1.0 million for the three months ended March 31, 2002 to $1.5 million from $2.5 million in the comparable 2001 period. This decrease is mainly due to lower average borrowings and lower interest rates in the current quarter as compared to the comparable prior period.

         The benefit from income taxes recorded in this quarter represents a refund based on The Job Creation and Workers Assistance Act of 2002. The Company became eligible for a tax carry-back, which is recorded as a tax benefit during the current period.


  NINE MONTHS ENDED MARCH 31, 2002 VERSUS THE NINE MONTHS ENDED MARCH 31, 2001

         Net revenues for the nine months ended March 31, 2002 increased approximately $61.9 million, or 27.2%, to $289.4 million from $227.5 million, as compared to the 2001 period. This increase is attributable to growth in both the

Company's publishing business and distribution business. Total publishing revenue increased 24.6% to $211.9 million for the nine months ended March 31, 2002 from $170.1 million in the comparable 2001 period from the addition of sales of the former Hasbro Interactive titles which are now published by the Company in conjunction with Infogrames SA's acquisition of Hasbro Interactive in January 2001. Such titles include Rollercoaster Tycoon, and new releases, Civilization III and Monopoly Tycoon. Additionally, the Company's continued success of products such as Driver 1 and Driver 2 Greatest Hits for PlayStation, the Humongous Backyard Sports Series and Test Drive Off Road: Wide Open for PlayStation2 and Xbox, Nascar Heat for PlayStation2 and Xbox, as well as Splashdown for PlayStation2 has helped grow its publishing business from a year ago. Finally, total distribution net revenues increased 35.0% to $77.5 million for the nine months ended March 31, 2002 from $57.4 million in the comparable period as the Company expanded its relationships with third party vendors.

         Gross profit increased to $137.1 million for the nine months ended March 31, 2002 from $129.8 million in the comparable 2001 period due mainly to increased sales volume, while gross profit as a percentage of net revenues decreased to 47.4% from 57.0% in the comparable 2001 period. This margin decrease is due to the Company's change in product mix. The former Hasbro Interactive products represented 42.4% of sales in the nine months ended March 31, 2002, as compared to 6.9% sales in the comparable 2001 period. These sales have a royalty payable to an Infogrames SA subsidiary of approximately 11.3% of total net revenue in the 2002 period. Additionally, distribution sales as a percentage of net revenue increased slightly to 26.8% from 25.2% in the comparable 2001 period. Distribution sales earn a lower margin than published product sales. Finally, a significant portion of published product sold this period was in the latter stages of its lifecycle, earning lower margins than earlier-stage product.

         Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the nine months ended March 31, 2002, these expenses increased approximately $5.8 million, or 10.3%, to $61.9 million from $56.1 million in the comparable 2001 period. This increase in selling and distribution expenses resulted primarily from increased advertising and an increase in variable selling expenses. Advertising expenditures increased 26.4% to approximately $24.4 million during the nine months ended March 31, 2002 as compared to $19.3 million in the comparable 2001 period, due to the increase in new product releases in the current period. Distribution expenses increased 18.8% to approximately $15.8 million during the nine months ended March 31, 2002 as compared to $13.3 million in the comparable 2001 period due to the increase in net revenues offset by distribution efficiencies such as reduction in express shipments and increased shipments to customer distribution centers as opposed to individual customer stores. These efficiencies created a decrease in selling and distribution expenses as a percentage of net revenues to 21.4% for the nine months ended March 31, 2002 as compared to 24.7% in the comparable 2001 period.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the nine months ended March 31, 2002 decreased approximately $18.9 million, or 37.9%, to $31.0 million from $49.9 million in the comparable 2001 period. General and administrative expenses as a percentage of net revenues decreased to 10.7% for the nine months ended March 31, 2002 from 21.9% in the comparable 2001 period. This decrease is primarily due to decreased professional fees (legal and other outside consultants) and decreased salaries from the consolidation of various functions and the integration of INA and the Company during the 2001 period. Professional fees decreased 41.5% to approximately $3.8 million for the nine months ended March 31, 2002 as compared to $6.5 million in the comparable 2001 period. Salaries decreased 42.2% to approximately $9.6 million during the nine months ended March 31, 2002 as compared to $16.6 million in the comparable 2001 period. Furthermore, the 2001 period includes approximately $10.6 million of expenses related to special customer allowances while the 2002 period includes a $4.2 million charge related to the Kmart bankruptcy. Without these additional customer allowances and bad debts, general and administrative expenses would have decreased $12.5 million.

         Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the nine months ended March 31, 2002 increased approximately $8.3 million, or 20.8%, to $48.3 million from $40.0 million in the comparable 2001 period due to the Company signing more arrangements with external developers and achieving more milestones in the development process during the 2002 period. Use of the Company's internal development studios, which include Humongous, Legend and Reflections, also increased. Total internal research and development costs were 43.0% for the nine months ended March 31, 2002 as compared to 41.5% in the comparable 2001 period.

         The $1.7 million in merger costs incurred in the nine months ended March 31, 2001 relate to the merger of the Company and INA.

         The $5.5 million gain on sale of business during the 2001 period relates to the sale of the Duke Nukem business.

         Depreciation and amortization for the nine months ended March 31, 2002 decreased approximately $9.9 million, or 73.9%, to $3.5 million from $13.4 million in the comparable 2001 period. This decrease is primarily attributable to the cessation of goodwill amortization under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company amortized approximately $8.4 million in goodwill during the nine months ended March 31, 2001. Depreciation and amortization was further reduced by the prior write-off of assets due to the consolidation of functions in conjunction with the INA Merger.

         Interest expense, net decreased approximately $3.3 million for the nine months ended March 31, 2002 to $7.9 million from $11.2 million in the comparable 2001 period. This decrease in the nine months ended March 31, 2002 was attributable to lower average borrowings in 2002 as compared to the comparable 2001 period, as well as lower interest rates.

         The benefit from income taxes recorded in the current nine month period represents a refund based on The Job Creation and Worker Assistance Act of 2002. The Company became eligible for a tax carry-back, which is recorded as a tax benefit during the current period.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $5.3 million at March 31, 2002 compared to $5.4 million at June 30, 2001. As of March 31, 2002, the Company had a working capital deficit of $57.6 million compared to $57.3 million working capital deficit at June 30, 2001.

         During the nine months ended March 31, 2002, $44.2 million was provided from financing activities. The Company utilized its borrowings from its credit facilities to fund $37.8 million for operating activities and $6.6 million for capital expenditures. The net cash used in operating activities primarily funded inventories, related-party payables, royalty payables and accrued liabilities. There were no significant changes in the credit terms with customers during the nine month period.


DEBT

         The Company has a $75.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On March 29, 2002, the maturity date was extended from March 31, 2002 to June 30, 2002 and the commitment increased, from $50.0 million to $75.0 million. The outstanding borrowings under the Credit Agreement, as of March 31, 2002, were approximately $63.1 million. As of March 31, 2002 there are approximately $5.4 million of letters of credit outstanding.

         In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP Paribas, which was to mature on November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002. The amendment also reduces the amount available in the facility by $5.0 million a month over a four month period starting February 1, 2002, reducing the amount available to $15.0 million as of May 1, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any demand loans bear interest at the prime rate. The facility fee of $15,000 was paid on November 30, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility is due at the end of each quarter. The Company had approximately $25.0 million of borrowings outstanding under the BNP Paribas credit facility as of March 31, 2002.

Related party debt consists of the following at March 31, 2002:

Infogrames SA 0% subordinated convertible note (a) ......................     $       42,107
5% subordinated convertible note with a subsidiary
           of Infogrames SA, due December 16, 2004.......................             67,895
                                                                              --------------
                                                                              $      110,002
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


RECENT ACCOUNTING PRONOUNCEMENTS

         The Company has adopted the new accounting requirements of EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", effective January 1, 2002. EITF Issue No. 00-25 requires the Company to report certain customer related payments and allowances as a reduction of net revenues. The impact of the new accounting principle resulted in the reclassification of cooperative advertising from selling and distribution expenses to a reduction of net revenues and has no impact on the Company's financial position or net income. All comparative periods have been reclassified to conform to the new requirements.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

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

Foreign Currency Exchange Rates

         Through June 30, 2001, the Company has restructured its foreign operations, which consist of a development studio in the UK and distribution businesses in Europe and Australia. For the nine months ended March 31, 2002, foreign operations represented 1.3%, 73.0% and 5.9% of consolidated net revenues, operating loss and total assets, respectively. Consistent with our accounting policy for developer royalty advances, the costs of our UK development studio, which represent a large portion of the operating loss for the period, are expensed as incurred. Currently, substantially all of the Company's publishing business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company's results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

Interest Rates

         The Company is exposed to market risk from changes in interest rates on its revolving credit facility and its related party credit facility. Outstanding balances under these two facilities (which aggregated $88.1 million at March 31, 2002) bear interest at variable rates based on a margin over LIBOR. Based on the amount outstanding as of March 31, 2002, a 100 basis point change in interest rates would result in an approximate $0.9 million change to the Company's annual interest expense. For fixed rate debt including the Infogrames SA 0% subordinated convertible note and the 5% subordinated convertible note with a subsidiary of Infogrames SA aggregating $110.0 million at March 31, 2002, interest rate changes effect the fair market value of such debt, but do not impact the Company's earnings or cash flows. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

LITIGATION

         During the nine months ended March 31, 2002, no new significant claims were asserted against or by the Company, the resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

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

Herzog

         In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had overstating the Company's net income and net assets. By Order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By Order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. Following the remand to the District Court, the parties engaged in extended settlement negotiations, including a mediation and a neutral evaluation proceeding and executed a stipulation of settlement, which is pending before the District Court for a determination of the fairness and reasonableness of the settlement. The Company does not believe that, if approved, the contemplated settlement, which is expected to be funded through insurance proceeds, will have a material adverse effect upon its results of operations or financial condition.

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

Sanders

         On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15 million in compensatory damages for certain plaintiffs and $5 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief. On March 4, 2002 the Court granted our motion to dismiss and on March 29, 2002 denied plaintiffs' motion for reconsideration. On April 5, 2002 plaintiffs filed a notice of appeal to the Court of Appeals for the Tenth Circuit.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit 10.1 Eleventh Amendment to the Credit Agreement, dated as of March 29, 2002 by and between the Company and Infogrames Entertainment S.A.

         (b) Reports on Form 8-K

         No reports on Form 8-K are filed or incorporated by reference as part of this report.

         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 INFOGRAMES, INC.





                                    By: /s/ DAVID J. FREMED
                                        -------------------------
                                    David J. Fremed
                                            Senior Vice President of Finance and
                                            Chief Financial Officer
                                            Date:  May 14, 2002