Form 10-K
period 2002-06-30
INFOGRAMES INC
filed 2002-09-30
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002              COMMISSION FILE NO. 0-27338

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based on the $2.44 closing sale price of the Common Stock on September 25, 2002 as reported on the Nasdaq National Market, was approximately $19.9 million. As of September 25, 2002, there were 69,825,571 shares of the registrant's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                INFOGRAMES, INC.
                    JUNE 30, 2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                    PAGE
                                                                                                                    ----
FORWARD LOOKING INFORMATION..................................................................................        ii

PART I           ............................................................................................         1
   ITEM 1.       Business....................................................................................         1
   ITEM 2.       Properties..................................................................................        15
   ITEM 3.       Legal Proceedings...........................................................................        16
   ITEM 4.       Submission of Matters to Vote of Security Holders...........................................        18

PART II          ............................................................................................        19
   ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................        19
   ITEM 6.       Selected Financial Data.....................................................................        20
   ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..................................................................................        22
   ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................        35
   ITEM 8.       Index to the Financial Statements and Supplementary Data....................................        37
   ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure..................................................................................        37

PART III         ............................................................................................        38
   ITEM 10.      Directors and Executive Officers............................................................        38
   ITEM 11.      Executive Compensation......................................................................        38
   ITEM 12.      Security Ownership of Certain Beneficial Owners and Management..............................        38
   ITEM 13.      Certain Relationships and Related Transactions..............................................        38

PART IV          ............................................................................................        39
   ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................        39

SIGNATURES ..................................................................................................        47
CERTIFICATIONS...............................................................................................        48

CONSOLIDATED FINANCIAL STATEMENTS............................................................................       F-1

                           FORWARD-LOOKING INFORMATION

         When used in this Annual Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. There can be no assurance that future results will be achieved, and actual results could differ materially from the forecast and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, worldwide business and industry conditions (including consumer buying and retailer ordering patterns), adoption of new hardware systems, product delays, changes in research and development spending, software development requirements and their impact on product launches, Company customer relations, retail acceptance of the Company's published and third-party titles, competitive conditions and other risk factors, including, but not limited to, those discussed in "Risk Factors" below at pages 11 to 15.

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

         Following the acquisitions of GT Interactive Software Corp., a Delaware corporation, in 1999 and Hasbro Interactive, Inc., a Delaware corporation ("Hasbro Interactive"), in 2001 by its parent company, Infogrames Entertainment S.A., a French corporation ("Infogrames SA"), the Company embarked upon an extensive restructuring and streamlining of its operations in fiscal 2001. These efforts resulted in a reduction of overhead and the establishment of a revised organizational structure, which have enhanced productivity and generated greater cost efficiencies. Among the most significant changes made during this period was the centralization of the Company's publishing and marketing activities in three locations across the country. The Company believes its structure and emphasis on key gaming genres enable the Company to (i) compete more effectively in the increasingly crowded and challenging interactive gaming industry, and
(ii) capitalize on new opportunities that have emerged following the introduction of new console gaming platforms in late 2001.

         Publishing and distribution of interactive entertainment software are the two major activities of the Company. Publishing is conducted through the Company's three main studios: Santa Monica, California (sports/racing and action/adventure games); Beverly, Massachusetts (kids/family games, racing, and strategy); and Minneapolis, Minnesota (action/adventure games). Because each of these product categories has different associated costs, the Company's margins have depended, and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed and on the platform published. Furthermore, the Company's margins may vary significantly from quarter to quarter depending on the timing of its new published product releases. Distribution activities primarily include the sale of games produced by software publishers unrelated to the Company ("Third-Party Products"). To the extent that mass-merchants require greater proportions of these products, some of which may yield lower margins, the Company's operating results may be negatively impacted.

         The worldwide interactive entertainment software market is comprised primarily of software for personal computers (PCs) and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During fiscal 2002, the Company's product mix consisted of 65% PC games, 17% Sony PlayStation(R) 2 games, 8% Sony PlayStation(R) games, 6% Nintendo Game Boy(R) and Game Boy(R) Advance games, 4% Microsoft Xbox(R) games, and 1% games for other platforms, including SEGA Dreamcast(R). The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC had an installed base of approximately 65.0 million in North America in 2001; that base is projected to increase to more than 81.0 million by 2004. IDG also reports that the PlayStation, currently the most widely distributed gaming console, had an installed base of nearly 30.0 million in North America in 2001; that base is projected to increase incrementally to approximately 32.5 million in 2003. While the PlayStation's growth may slow, the installed base for the PlayStation2, introduced in North America in 2000, is projected to grow from 7.7 million in 2001 to nearly 35.0 million in 2004. In addition, as of November 2001, the console market now includes new platforms from Microsoft and Nintendo, the Xbox(TM) and GameCube(TM), respectively. IDG projects that the Xbox will have a North American installed base of approximately 17.0 million by 2004, while the GameCube is projected to have a North American installed base of more than 15.0 million in the same time period. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

         There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with greater competition for shelf space and buyer selectivity. The market for interactive games has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit cost and overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products (franchises) in order to spread development costs among multiple products. In this environment, the Company is determined to achieve balances between internal/third-party development, and licensed product/owned franchises.

         The distribution channels for interactive software have expanded significantly in recent years. While traditionally, consumer software was sold only through specialty stores, today, consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target, major retailers, such as Best Buy, CompUSA, Toys `R' US and Gamestop, and specialty stores such as Electronics Boutique, as well as through a myriad of Internet and on-line networks.

         Sales are recorded net of estimated future returns, price protection and other customer promotional programs. The Company's management continually assesses and re-evaluates the rate of returns and price protection based on business conditions and market factors.


                            MERGERS AND ACQUISITIONS

INFOGRAMES NORTH AMERICA MERGER

         On October 2, 2000 the Company completed a merger with Infogrames North America, Inc. ("INA"), a wholly-owned subsidiary of its majority shareholder Infogrames SA, (the "INA Merger"). This transaction was treated as a common control business combination accounted for on an "as-if pooled" basis. The following outlines the transactions consummated by the Company as of October 2, 2000:

         a) The Company and Infogrames SA entered into a distribution agreement, which provides for the distribution by the Company of Infogrames SA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA either 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater.

         b) All outstanding debt under the Company's revolving credit agreement (the "Credit Agreement") and certain intercompany payables between the Company and Infogrames SA were converted into the Company's common stock at $6.40 a share. The balance of the Credit Agreement and certain intercompany payables prior to the merger was approximately $128.6 million which converted to 20,089,224 shares of the Company's common stock. In addition, the Company amended the Credit Agreement with Infogrames SA to provide for an aggregate commitment of $50.0 million with primarily the same terms as the previous facility. The Credit Agreement has been subsequently amended to increase the aggregate commitment to $75.0 million and extend the term to December 31, 2002. However, Infogrames SA has agreed that prior to July 1, 2003, it will not demand payment of the outstanding balance of the credit facility at September 30, 2002 of approximately $55.2 million, except under certain circumstances provided for in the amendment.

         c) All warrants held by Infogrames SA and California U.S. Holdings, Inc., a wholly-owned subsidiary of Infogrames SA ("CUSH"), were exercised for an aggregate of 955,000 of the Company's common stock at $0.05 per share.

         d) The Company assumed a $35.0 million revolving credit facility (the "BNP Credit Facility") with BNP Paribas ("BNP") which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. The BNP Credit Facility has been amended to extend its terms and was subsequently paid in full in August 2002.

         e) The Company issued 28,000,000 shares of common stock to CUSH in exchange for all the outstanding shares of INA. The net assets of INA were valued at approximately $5.1 million as of October 2, 2000.

         For the period from December 16, 1999 through June 30, 2000, the Company was granted the non-exclusive right in the United States and Canada to act as the sales agent for INA's products, pursuant to which the Company received 3.0% of net receipts for such products. The parties entered into a subsequent agreement for the period from July 1, 2000 to October 2, 2000, pursuant to which the Company received 15.0% of net receipts for such products. These agreements were terminated upon consummation of the INA Merger.

ACQUISITION OF SHINY ENTERTAINMENT, INC.

         On April 30, 2002, the Company acquired all of the outstanding shares of common stock of Shiny Entertainment, Inc., a California corporation ("Shiny"), from Interplay Entertainment Corp., a Delaware corporation ("Interplay"), David Perry, an individual ("Perry"), and Shiny Group, Inc., a California corporation ("Shiny Group"; collectively with Interplay and Perry, the "Sellers") (the "Shiny Acquisition"). The Shiny Acquisition was consummated pursuant to a Stock Purchase Agreement, dated as of April 23, 2002, among the Company and the Sellers. Shiny develops and adapts content and software for interactive computer video games for video game consoles and personal computers and the Company will continue to operate the business formerly operated by Shiny. Through the Shiny Acquisition, the Company acquired the following: (i) rights to develop games based on The Matrix Reloaded and The Matrix Revolutions, sequels to the original motion picture The Matrix (the "Matrix Games"), (ii) the patented Messiah engine and (iii) certain assets and tools developed in connection with the Matrix Games. The following outlines the Shiny Acquisition:

         (a) The purchase price paid by the Company for the shares of Shiny consisted of (i) $31.0 million paid in cash at closing and (ii) the issuance of promissory notes for an aggregate principal amount of $16.2 million, which amount was paid in installments by the Company by July 31, 2002 (the "Shiny Notes").

         (b) The Company financed the purchase price with borrowings from Infogrames SA, which also guaranteed the payments under the Shiny Notes. Repayment of such borrowings from Infogrames SA will be due in installments commencing no later than December 31, 2003.

         (c) The license agreement between Interplay and Warner Bros. ("WB") was assigned to the Company and was also modified. As consideration for this assignment and amendment, the Company paid $1.0 million directly to WB at closing of the Shiny Acquisition.

         (d) The existing publishing agreement between Interplay and Microsoft Corp. ("Microsoft") was terminated upon consummation of the Shiny Acquisition. Simultaneously at closing, the Company and Microsoft entered into an agreement, which supplements the existing publishing agreement between Microsoft and the Company. Under this newly-executed supplemental agreement, the Company agreed to develop and distribute Xbox versions of the Matrix Games. As consideration for entering into this supplemental agreement, the Company paid $1.0 million directly to Microsoft at closing of the Shiny Acquisition.

         (e) The Company assumed and amended Shiny's 1995 Stock Incentive Plan (the "Shiny Plan"). The Company converted all options outstanding under the Shiny Plan into options under the Company's 2000 Stock Incentive Plan (the "Company's Option Plan").

                                   PUBLISHING

         The Company is currently ranked among the largest third-party publishers of interactive entertainment in the United States, according to NPDFunworld TRSTS Video Games Service. Third-party publishers are companies whose sole business is the development, publishing and distribution of interactive entertainment software. Third-party publishers are distinguished from first-party publishers (e.g., Sony Computer Entertainment America, Microsoft Corporation and Nintendo of America) in that the latter produce computer gaming consoles or hardware, as well as entertainment software. The Company's publishing business primarily consists of three publishing studios (Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota), which focus on the Company's core strengths: kids/family games, action/adventure games, and sports/racing games. The Company publishes games for all platforms, including the Sony PlayStation(R) and PlayStation(R) 2; Nintendo(R) Game
Boy(R), Game Boy(R) Advance and GameCube(R); the Microsoft(R)
Xbox(TM); the Sega(R) Dreamcast, and personal and Macintosh(R) computers.
With its emphasis on producing interactive entertainment for a mass entertainment audience, the Company publishes games at various price points, ranging from value priced titles to premium priced products. Pricing is determined by a variety of factors, including, but not limited to: license or franchise property, internal or external development; single or multiple platform development; production values; target audience; and distribution territory.

         The Company defines licensed properties as those titles that it has licensed, for a fee and a finite period of time, from the property owner for the purposes of developing an interactive game (see examples below). Franchises, in the form of characters or games, constitute intellectual property owned and controlled exclusively by the Company (see examples below). Games published by the Company, with either licensed or franchise property, are developed either internally or externally. Internal development is conducted at development studios owned and/or managed by the Company for the sole purpose of game development. External development studios are independent studios with which the Company has contracts for the development of specific titles. (See below for more detailed discussion under "Internal Development Studios" and "External Development Studios".)

SANTA MONICA, CALIFORNIA

         The Company's state-of-the-art studio in Santa Monica, California (the "Santa Monica Studio"), was opened in August 2001, replacing the Company's previous two offices in California, located in San Jose and Woodland Hills. The centralization of these operations has enabled the Company to capitalize on its close proximity to Hollywood in acquiring valuable entertainment licenses, while also reducing costs and expenses associated with research and development, among other variables.

         With an emphasis on action/adventure and racing/sports games, the Santa Monica Studio publishes titles which were developed both internally and externally. Now ensconced in the Hollywood community, the Santa Monica Studio has a strategic position in acquiring and overseeing key titles licensed from the Hollywood film and television studios. To date, the Company has licensed film and television properties from the following licensors: Warner Bros. (The Matrix and Looney Tunes); Viacom / Paramount Pictures / CBS / Nickelodeon (Mission: Impossible, Mission: Impossible 2, Survivor and Nicktoons); Sony Pictures (Terminator 3, Men In Black and Godzilla); and Canal + (Terminator and Terminator 2), among others.

         The line-up of titles published by the Santa Monica Studio also includes titles developed in partnership with leading game developers, including BioWare Corp. (Neverwinter Nights), Digital Extremes (Unreal Championship), Epic Games (Unreal Tournament 2003), Pitbull Syndicate (Test Drive), and the Company's Reflections Interactive Limited studio (Stuntman, Driver, Driver 2, Driver 3), among others.

         The Santa Monica Studio published 27 new titles in fiscal 2002, representing approximately 29.4% of the Company's publishing revenue for the year. These titles include games for the PC, PlayStation and PlayStation2, the Xbox, and Dreamcast.

BEVERLY, MASSACHUSETTS

         The Company's studio located in Beverly, Massachusetts (the "Beverly Studio") focuses on developing and publishing a range of products, from kids' and mass-market interactive entertainment to racing and strategy games (referred to as "core games") for the more seasoned gamers. The Beverly Studio's publishing line-up encompasses those titles previously published under the Hasbro Interactive label, which was acquired in 2000 by Infogrames SA. Those titles include an array of valuable assets, including franchises such as RollerCoaster Tycoon(R) (more than 4 million units sold to date) and Civilization(TM) (more than 4.5 million units sold to date), and licenses such as Monopoly(R) (more than 4 million units sold to date), among many others.

         In addition, the Beverly Studio publishes the award-winning and critically acclaimed children's titles developed by the Company's Humongous (as defined under "Internal Development Studios").

         These titles include internally developed properties such as Freddi Fish(TM) (more than 2 million units sold to date), Pajama Sam(R), Putt Putt(R) (more than 2 million units sold to date), and the Backyard
Sports(TM) franchise series (more than 3 million units sold to date), as well as licensed products such as Nickelodeon's Blue's Clues(TM).

         Completing the Beverly Studio's publishing line-up are titles developed in partnership with leading game developers, including Firaxis (Civilization), Monster Games (NASCAR Heat 2), and Quicksilver (Master of Orion III), among others.

         The Beverly Studio published 142 titles in fiscal 2002, representing approximately 33.5% of the Company's publishing revenue for the year. While the Beverly Studio publishes games for all platforms, a high percentage of its games are for the PC, which is the platform best suited to games for younger players. Given the broad household penetration of the PC (see discussion above), the Company believes this legacy platform remains a viable and healthy business.

         Among the key franchises published by the Beverly Studio are RollerCoaster Tycoon, Civilization, the Backyard Sports series, Freddi Fish, Pajama Sam, Putt Putt, and Spy Fox. Key licenses published by the Beverly Studio include Monopoly, Tonka, Blue's Clues, Scrabble, Jeopardy and Wheel of Fortune, among others.

MINNEAPOLIS, MINNESOTA

         The Company's studio located in Minneapolis, Minnesota (the "Minneapolis Studio"), publishes games focusing primarily on action/adventure games for the casual gamer. Given the nature of these games and their broad audience appeal, the majority of the Minneapolis Studio's line-up is published for the PC and the Macintosh. Some exceptions include the licensed titles Dragon Ball Z(R): Legacy of Goku(R) and Dragon Ball Z(R): Collectible Card Game, both of which were published in May 2002 on the Game Boy Advance, and World of
Outlaws: Sprint Cars 2002 for PlayStation2, among others. These titles mark the Minneapolis Studio's first steps toward extending its reach to include the console market.

         Titles published by the Minneapolis Studio also include hunting and outdoor adventure games, such as the Deer Hunter(R) franchise, which has sold more than 2 million units to date, racing titles, such as the Harley-Davidson(R) license, and strategy/adventure games, such as the upcoming Dungeons & Dragons(R): Eye of the Beholder licensed property. In addition, the Minneapolis Studio's MacSoft is the industry's leading publisher of entertainment software for the Macintosh computer, focusing primarily on strategy and adventure games. The Minneapolis Studio also publishes titles developed by external development studios.

         The Minneapolis Studio published 49 titles in fiscal 2002, representing 11.2% of the Company's publishing revenue for the year. Among the key franchises published by the Minneapolis Studio are Deer Hunter and Beach Head. Key licenses published by the Minneapolis Studio include Dragon Ball Z, Dungeons & Dragons and World of Outlaws, among others.

INTERNAL DEVELOPMENT STUDIOS

         In addition to its three central studios described above, which publish, market and distribute the Company's games, the Company owns and manages several studios that focus solely on game development. Titles from these locations range in genre and are published for various audiences playing on the full array of gaming platforms.

         Humongous Entertainment. Seattle-based Humongous Entertainment studio ("Humongous") develops some of the most successful children's franchises in the industry. To date, its Freddi Fish and Putt Putt franchises have sold more than 2 million units each and its Backyard Sports franchise, the #1 interactive sports series for kids, has sold in excess of 3 million units to date. In June 2001, the Company restructured Humongous to focus primarily on the development of new installments for the Backyard Sports series, and on adapting its character games for next-generation consoles. Humongous exists as a division of the Company and was formerly a wholly-owned subsidiary of the Company under the name of Humongous Entertainment, Inc.

         Reflections. Reflections Interactive Limited ("Reflections"), based in Newcastle, England, is the developer of the Company's hit Driver franchise, which has sold more than 5 million units to date, as well as Stuntman which was released in June 2002 for the PlayStation2. Reflections is currently working on Driver 3 which is scheduled to be published in 2003.

         Legend Entertainment. Based in Chantilly, Virginia, Legend Entertainment ("Legend") is the studio behind Unreal and Unreal 2. Legend is a division of the Company and was formerly a wholly-owned subsidiary of the Company under the name of Legend Entertainment, LLC.

         Shiny Entertainment. Based in Laguna Beach, California, Shiny is developing games based on The Matrix Reloaded and The Matrix Revolutions, sequels to the original motion picture, The Matrix. Enter The Matrix, the first game being developed by Shiny, is scheduled to be released across all platforms in conjunction with the release of The Matrix Reloaded in May 2003.

RELATED PARTY

         Paradigm. On behalf of Infogrames SA, the Company manages Dallas-based Paradigm Entertainment, Inc., a Texas corporation ("Paradigm"), which Infogrames SA acquired in 2000. The studio behind the successful Pilot Wings game, Paradigm is currently developing several upcoming titles for the Company, including
Mission: Impossible II and Terminator: Dawn of Fate, both of which are scheduled to be published in fiscal 2003.

         Hunt Valley. On behalf of Infogrames SA, the Company manages a development studio located in Hunt Valley, Maryland, which Infogrames SA acquired in 2001 through the acquisition of Hasbro Interactive. The studio has developed several successful games, including Magic: The Gathering and X-Com Enforcer, and is currently developing several upcoming titles for the Company, including D&D Heroes and Clue, which are both scheduled to be released in fiscal 2003.

EXTERNAL DEVELOPMENT STUDIOS

         In addition to cultivating its internal development studios, the Company has established publishing relationships with various independent external developers. These developers include: Angel Studios (TransWorld Surf); BioWare Corp. (Neverwinter Nights); Deep Red (Monopoly Tycoon); Digital Extremes (Unreal Championship); Epic (Unreal Tournament 2003); Firaxis (Civilization); Oddworld Inhabitants, Inc. (Abe's Oddysee and Abe's Exoddus); Pitbull Syndicate (Test Drive); and Webfoot Technologies (Dragon Ball Z: Legacy of Goku), among others.

         Products which are acquired from these external developers are marketed under the Company's name, as well as the name of the external developer. The agreements with external developers provide the Company with exclusive publishing and distribution rights for a specific period of time for specified platforms and territories. Those agreements may grant the Company the right to publish sequels, enhancements and add-ons to the products originally developed and produced by the external developer. In consideration for its services, the external developer receives a royalty based on sales of the products which it has developed. A portion of this royalty may be prepaid, with future payments tied to the completion of detailed performance milestones.

         The Company manages the production of external development projects by appointing a producer to oversee the product's development and to work with the external developer to design, develop and test the products. This producer also helps ensure that performance milestones are met in a timely manner. The Company generally has the right to cease making payments to an external developer if such developer fails to complete its performance milestones in a timely fashion.

                                  DISTRIBUTION

         Customers. The Company's strength in distribution in North America, as well as its distribution presence in Europe through Infogrames SA, ensures access to valuable shelf space for its published products. The Company believes that it is one of the few software publishers that sells directly to substantially all of the major retailers of computer software in the U.S. and that it is one of the largest distributors of computer software to mass merchants in the U.S. The Company supplies both products it publishes and Third-Party Products (See "Item 1. Business -Overview" above for definition) to approximately 2,700 Wal-Mart stores, approximately 1,100 Target stores and approximately 500 Best Buy stores. The Company also distributes its own products and Third-Party Products to other major retailers in the U.S. (including Office Depot, CompUSA, Sam's Club, Gamestop, Electronics Boutique, Costco, Toys R Us, Staples, Blockbuster, and many other retailers and resellers of computer software and video games) and in Canada. The Company values its distribution relationships with these major retailers because they also allow the Company to more readily sell its own, higher margin software to them.

         Technology. Utilizing its point-of-sale replenishment systems and electronic data interchange links with its largest mass merchant accounts, the Company is able to handle high sales volumes with those customers efficiently, manage and replenish inventory on a store-by-store basis and assemble for its customers regional and store-by-store data based on product sell-through. The Company utilizes state-of-the-art technology systems for order processing, inventory management, purchasing and tracking of shipments, thereby increasing the efficiency and accuracy of order processing and payments and shortening order turnaround time. These systems automatically track software orders from order processing to point-of-sale, thereby enhancing customer satisfaction through prompt delivery of the desired software titles.

         Fulfillment. Historically, the Company's warehouse operations provided fulfillment services within North America for the Company and third-party developers. Such services included physical receipt and storage of inventory and its distribution to the mass market and other retailers. After evaluating the costs associated with the fulfillment function, including, among other things, the costs of projected future investments in plants and technology, the Company decided to outsource its warehouse and manufacturing operations in July 1999.

         Distribution of Third-Party Products. Based on the strength of its current consumer software distribution operation, the Company has successfully attracted other publishers of Third-Party Products to utilize the Company's mass merchant distribution capabilities for their products. Third-Party Products are generally acquired by the Company and distributed under the name of the publisher of such products, who is, in turn, responsible for the publishing, packaging, marketing and customer support of such products. The Company's agreements with such publishers typically provide for certain retail distribution rights in designated territories for a specific period of time and such rights are typically renewable.

         Value/Close-out. The Company is no longer in the value/close-out business.

GEOGRAPHY

         In connection with its restructuring and reorganization, the Company has decided to concentrate its efforts in North America. Because of Infogrames SA's strong presence in Europe, the Company has entered into an agreement with Infogrames SA to provide distribution of the Company's products in Europe pursuant to which the Company is entitled to receive 30.0% of the gross profit of such products or 130.0% of the royalty rate due to the developer, whichever is greater. Furthermore, because of Infogrames SA's strong presence in Europe, the Company began closing its European operations in December 1999 and completed the process in July 2000. The Company believes that Infogrames SA's strong presence in Europe will provide effective distribution in Europe of the Company's titles while allowing the Company to focus its efforts in North America. The Company continues to maintain an office in Australia, the results of operations of which are consolidated in the results of operations of the Company. For additional information regarding the Company's international business, see "Consolidated Financial Statements".

SALES AND MARKETING

         The Company employs a wide range of sales and marketing techniques to promote sales of its products including (i) advertising in video gaming, computer, and general consumer publications, (ii) television advertising, (iii) in-store promotions utilizing display towers and endcaps, (iv) on-line marketing, (v) direct mailings, (vi) radio advertising, (vii) guerilla or underground marketing techniques (i.e., the Company places marketing materials in locations which are frequented by the targeted groups of consumers), (viii) viral marketing techniques (i.e., marketing techniques which use consumers to "pass along" the Company's messages to other targeted groups of consumers), and
(ix) cross promotions with third-parties. The Company monitors and measures the effectiveness of its marketing strategies throughout the life cycle of each product. Historically, the Company has devoted a substantial portion of its marketing resources to support its core games and intends to do so in the future. The Company believes that marketing core games is essential for cultivating product successes and brand-name loyalty.

         The Company's marketing programs have expanded in tandem with the Company's publishing business, with an emphasis on three areas: (i) launching new products, (ii) raising the public's awareness of new brands and franchises, and (iii) extending the life of existing products and properties to the greatest degree possible. To maximize these efforts, the Company may begin to deploy an integrated marketing program for a product more than a year in advance of its release. This integrated marketing approach may include extensive media outreach, development of point-of-purchase displays, print and television advertising, Internet promotion, press events, and a coordinated global launch.

         The Internet is an integral element of the Company's marketing efforts used, in part, to generate awareness of and "buzz" for titles months prior to their market debut. The Company incorporates the Internet into its marketing programs through the creation of product-dedicated mini-sites and on-line promotions. In addition, in the months leading up to the release of a new product, the Company provides extensive editorial material to on-line publications that reach the core gaming audience.

         Central to supporting all marketing, promotions and sales efforts for each title are customized public relations programs designed to create awareness of the Company's products with all relevant audiences, including core gamers, and mass entertainment consumers. To date, public relations efforts have resulted in continuing coverage for the Company in the all-important computer and video gaming publications, as well as major consumer newspapers, magazines and broadcast outlets, such as The New York Times, USA Today, Entertainment Weekly, Newsweek and CNN, among many others. In addition, the Company hosts multiple media events throughout the year at which print, broadcast and online journalists can preview, review and demonstrate the Company's products prior to their release. From time to time, the Company also hosts launch events designed to spotlight particular titles in the media.

         In fiscal year 1999, the Company consolidated its three North American sales organizations into a single sales organization in order to improve the efficiency of its sales effort. Currently, the Company has two sales regions (each managed by a Vice President of Sales) and, within each region, seven retail sales representatives who serve as the primary contacts with the Company's 25 largest retail customers. In addition, the Company has three product line specific sales specialists who work with the Company's retail sales representatives and their retail customers to help provide leadership and direction to the Company's selling efforts on each of the major product lines.

         The Company engages in sales and distribution of products it publishes, while simultaneously engaging in sales and distribution of Third-Party Products. The sales and distribution programs for Third-Party Products are an integral part of the overall approach to the North American marketplace by the Company, providing value-added services to both publishers and retailers alike. Through its strength of distribution and depth of retail placement achieved for its owned published products, the Company extends this reach to certain publishers of Third-Party Products, thus enabling access for their products to the North American retail marketplace in an efficient and effective manner. Similarly, retailers find value in these programs, enabling them to consolidate their supply relationships with the Company, and streamline their product purchasing and store logistic arrangements.

         In connection with the Company's restructuring and reorganization, for the period from December 16, 1999 through June 30, 2000, the Company was granted the non-exclusive right in the U.S. and Canada to act as the sales agent for INA for INA's products, pursuant to which the Company received 3.0% of net receipts for such products. The parties entered into a subsequent agreement for the period from July 1, 2000 to October 2, 2000, pursuant to which the Company received 15.0% of net receipts for such products. These agreements were terminated upon consummation of the INA Merger.

         In January 2001, through Infogrames SA's acquisition of Hasbro Interactive, Atari Interactive, Inc. and Games.com, Inc. (collectively, "Hasbro"), and all their assets, properties and licenses, the Company acquired the distribution rights for all video games developed by Hasbro and began actively selling, distributing and managing Hasbro's video games in the North American marketplace.

HARDWARE LICENSES

         The Company currently develops software for use with the Sony PlayStation and PlayStation2, Nintendo GameCube, Game Boy and Game Boy Advance, Microsoft Xbox and other video game consoles pursuant to licensing agreements with each of the respective hardware developers. Each license allows the Company to create one or more products for the applicable system, subject to certain approval rights as to quality which are reserved by each hardware licensor. Each license also requires that the Company pay the hardware licensor a per-unit license fee from product produced.

         The Company currently is not required to obtain any license for the development and distribution of software for personal computers. Accordingly, the Company's per-unit manufacturing cost for such software products is less than the per-unit manufacturing cost for console products.

OPERATIONS

         Since July 1999, the Company has been outsourcing its warehouse operations in the U.S. to Arnold Logistics. The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers. In connection with this outsourcing arrangement with Arnold Logistics, the Company discontinued the use of its Edison, New Jersey, facilities for warehouse operations and terminated the employment of approximately 525 employees who performed related services for the Company.

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

         Sony, Nintendo and Microsoft manufacture the Company's products that are compatible with their respective video game consoles, as well as the manuals and packaging for such products, and ship finished products to the Company for distribution. Sony PlayStation, PlayStation2 and Microsoft Xbox products consist of proprietary format CD-ROMs and are typically delivered to the Company within a relatively short lead time. Manufacturers of Nintendo software typically deliver product to the Company within 45 to 60 days after receipt of a purchase order. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products. However, a shortage of components or other factors beyond the Company's control could impair the ability of the Company to bring its products to the marketplace in a timely manner and, accordingly, could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Because Some Hardware Licensors Have Significant Control Over the Company's Products, There May Be Material Delays or Increases in the Cost of Manufacturing Those Products".

EMPLOYEES

         As of end of fiscal year 2002, the Company has 596 employees domestically, with 172 in administration and finance, 79 in sales, 73 in marketing and 272 in product development. The Company has operations in New York, New York; Beverly, Massachusetts; Minneapolis, Minnesota; Seattle, Washington; Sunnyvale, California; Santa Monica, California; Chantilly, Virginia; and Laguna Beach, California. Except for Reflections located in Newcastle, England, which has 96 employees, the Company ceased all other international operations in July 2000 and no longer has any other employees internationally.

COMPETITION

         The interactive entertainment software publishing industry is intensely competitive, and relatively few products achieve market acceptance. The availability of significant financial resources has become a major competitive factor in the industry primarily as a result of the increasing development, acquisition, production and marketing budgets required to publish quality titles. The Company competes with other third-party publishers of interactive entertainment software, including Electronic Arts Inc., THQ, Inc., Activision, Inc., Take Two Interactive, Inc., and SEGA Corporation, among others. In addition, the Company competes with first-party publishers such as Sony Computer Entertainment, Nintendo of America, and Microsoft Corporation. See "Risk Factors -- Significant Competition In Our Industry Could Adversely Affect Our Business".


         Infogrames SA has granted the Company a non-exclusive, royalty-free license to use the name "Infogrames", which license may not be cancelled on less than one-year's notice unless the Company breaches its obligations under the license. The Company's management believes that a number of factors provide the Company with competitive opportunities in the industry, including its extensive catalogue of multi-platform products, strength in the mass-market, and strong sales forces in North America and, through Infogrames SA, in Europe and Australia. The Company believes that solid franchises such as Driver, Test Drive, Civilization, the Backyard Sports series, Deer Hunter and RollerCoaster Tycoon and attractive licenses such as The Matrix, Terminator, Unreal, Harley Davidson, Mission Impossible, Looney Tunes, Blue's Clues, Dragon Ball Z, Major League Baseball and the National Football League, as well as its base of productive publishing assets, provide the Company with a competitive angle to market its products.

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

         INFOGRAMES SA CONTROLS THE COMPANY AND COULD PREVENT AN ACQUISITION FAVORABLE TO OUR OTHER STOCKHOLDERS. Infogrames SA beneficially owns approximately 89% of our common stock, which gives it sufficient voting power to prevent any unsolicited acquisition of the Company, including an acquisition favorable to our other stockholders. Infogrames SA and its affiliates have sufficient voting power to control any merger, consolidation or sale of all or substantially all of our assets and to elect members of the Board of Directors. Three of the nine members of the Board of Directors are employees of Infogrames SA or its affiliates, not including the Company.

         OUR SUCCESS DEPENDS ON INFOGRAMES SA'S SUCCESS, ABILITY AND WILLINGNESS TO CONTINUE TO SUPPORT THE COMPANY. The Company depends upon Infogrames SA for its senior executives, financial funding and distribution of its products in Europe. The success of the Company is dependent upon Infogrames SA's success and its willingness to continue to support the Company. Management believes that the Company's ability to operate on a stand-alone basis may be limited. Although the Company is exploring various strategic alternatives, there can be no assurance that any such transactions will be consummated, or that if consummated any such transactions will improve the Company's business, operating results or financial condition.

         WE WILL NEED ADDITIONAL FINANCING. Since its acquisition of a majority stake in the Company, Infogrames SA has to date provided financing to the Company, although there can be no assurance that it will continue to do so. Management believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations, cash available under the Credit Agreement and continued financial support from Infogrames SA, will be sufficient to fund the Company's operations and cash flows throughout fiscal year 2003. While management believes that replacement funding will be available from Infogrames SA or other sources, there can be no assurance that future financing will be available on favorable terms, if at all.

         THE LOSS OF WAL-MART, BEST BUY, TOYS `R' US OR TARGET AS KEY CUSTOMERS COULD NEGATIVELY AFFECT OUR BUSINESS. Our sales to Wal-Mart, Best Buy, Toys `R' US and Target accounted for approximately 25.9%, 11.4%, 7.3% and 6.8%, respectively, of net revenues for the fiscal year ended June 30, 2002. Our gross accounts receivable from Wal-Mart, Best Buy, Toys `R' US and Target were approximately $23.7 million, $13.8 million, $9.6 million and $7.4 million, respectively, as of June 30, 2002. Our business, operating results and financial condition would be adversely affected if: (i) we lost Wal-Mart, Best Buy, Toys `R' US or Target as a customer, (ii) we began shipping fewer products to Wal-Mart, Best Buy, Toys `R' US or Target, (iii) we were unable to collect receivables from Wal-Mart, Best Buy, Toys `R' US or Target, or (iv) we experienced any other adverse change in our relationship with Wal-Mart, Best Buy, Toys `R' US or Target. We do not have any written agreements or understandings with Wal-Mart, Best Buy, Toys `R' US or Target. Consequently, our relationship with Wal-Mart, Best Buy, Toys `R' US or Target could end at any time. We cannot assure that Wal-Mart, Best Buy, Toys `R' US and Target will continue to use us as a major supplier of consumer software, or at all. From 1999 to date, Wal-Mart has continued, and can be expected to continue, to buy software directly from other publishers, rather than purchasing software through the Company. These direct purchases could significantly reduce our sales to Wal-Mart.

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

         WE MAY BE UNABLE TO DEVELOP, MARKET AND PUBLISH NEW PRODUCTS IF WE ARE UNABLE TO SECURE OR MAINTAIN RELATIONSHIPS WITH INDEPENDENT SOFTWARE DEVELOPERS. Although we have substantially increased our internal software capabilities over the last five years, we are still dependent, to a meaningful degree, upon independent external software developers. Consequently, our success depends in part on our continued ability to obtain or renew product development agreements with independent software developers. However, we cannot assure that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure that we will be able to obtain the rights to sequels of successful products which were originally developed by independent software developers for the Company. In addition, many of our competitors have greater access to capital than we do, which puts us at a competitive disadvantage when bidding to attract independent software developers to enter into publishing agreements with us. Our agreements with independent software developers are easily terminable, often without notice, if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches its agreement and fails to cure that breach within a designated time frame. In addition, many independent software developers have limited financial resources. Many are small companies with a few key individuals without whom a project may be difficult or impossible to complete. Consequently, we are exposed to the risk that these developers will go out of business before completing a project, or simply cease work on a project for which we have hired them.

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

         OUR REVENUE GROWTH AND COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO ANTICIPATE AND ADAPT TO RAPIDLY CHANGING TECHNOLOGY. The consumer software industry is characterized by rapidly changing technology. The introduction of new technologies, including new technologies that support multi-player games and new media formats such as on-line delivery and digital video disks (DVDs), could render our previously released products obsolete or unmarketable. We must continually anticipate the emergence of, and adapt our products to, new technologies and systems. In addition, the development cycle for products designed to operate on new systems can be significantly longer than our current development cycles. When we choose to publish or develop a product for a new system, we may need to make a substantial development investment one or two years in advance of when we actually ship products for that system. If we develop products for a new system that is ultimately unpopular, our revenues from that product may be less than expected and we may not be able to recoup our investment. Conversely, if we choose not to publish products for a new system that is ultimately popular, our revenue growth and competitive position may be adversely affected. While 32- and 64-bit game systems, such as Sony PlayStation 1, continue to be popular and their installed base has reached significant levels in the U.S. and worldwide, new systems such as Microsoft's Xbox were developed. For example, Sony introduced the Playstation2, a 128-bit system that incorporates DVD technology, in Japan in March 2000 and introduced it to overseas markets in fall of 2000. If successfully developed, these new systems would require us to reassess our commitment to 32- and 64-bit game systems or any new systems which are introduced.

         BECAUSE SOME HARDWARE LICENSORS HAVE SIGNIFICANT CONTROL OVER THE COMPANY'S PRODUCTS, THERE MAY BE MATERIAL DELAYS OR INCREASES IN THE COST OF MANUFACTURING THOSE PRODUCTS. We are required to obtain a license to develop and distribute software for each of the video game systems for which we develop products. We currently have licenses from Sony to develop products for the Sony PlayStation 1 and Playstation2, from Nintendo to develop products for Nintendo 64 and GameCube, and from Sega to develop products for Dreamcast. We recently obtained licenses from Microsoft Corporation to develop products for the Xbox. Our contracts with these manufacturers often grant them significant control over the manufacturing of the Company products. For example, we are obligated to submit new games to Sony, Nintendo or Microsoft for approval prior to development and/or manufacture. In some circumstances, this could adversely affect the Company by: (i) leaving the Company unable to have its products manufactured and shipped to customers, (ii) increasing manufacturing lead times and expense to us over the lead times and costs we could achieve independently,
(iii) delaying the manufacture and, in turn, the shipment of products, and (iv) requiring the Company to take significant risks in prepaying for and holding its inventory of products. These factors could materially and adversely affect our business, operating results and financial condition.

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

         SIGNIFICANT COMPETITION IN OUR INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS. The market for our products is highly competitive and relatively few products achieve significant market acceptance. Currently, we compete primarily with other publishers of interactive entertainment software for both personal computers and video game consoles. Our competitors include Electronic Arts, Inc., THQ, Inc., Activision, Inc., Take Two Interactive, Inc., and SEGA Corporation, among others. In addition, some large hardware companies (including Sony Computer Entertainment, Nintendo of America, and Microsoft Corporation), media companies and film studios, such as Walt Disney Company, are increasing their focus on the interactive entertainment and "edutainment" software market and may become significant competitors of the Company. As compared to the Company, many of our current and future competitors may have significantly greater financial, technical and marketing resources than we do. As a result, these current and future competitors may be able to: (i) respond more quickly to new or emerging technologies or changes in customer preferences, (ii) carry larger inventories, (iii) undertake more extensive marketing campaigns, (iv) adopt more aggressive pricing policies, and (v) make higher offers or guarantees to software developers and licensors than the Company. We may not have the resources required for us to respond effectively to market or technological changes or to compete successfully with current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition. We cannot assure that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

         REVENUES FROM OUR DISTRIBUTION BUSINESS MAY DECLINE AS COMPETITION INCREASES AND INTERNET TECHNOLOGY IMPROVES. During the fiscal year ended June 30, 2002, revenues from our distribution business were approximately 24% of net revenues. Recently, several of our customers have begun to purchase directly from software publishers rather than purchasing software through the Company. New video game systems and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition. In addition, revenues from our distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products or order products directly from publishers or from unauthorized or illegal sources over the Internet.

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

         WE MAY BE AT A COMPETITIVE DISADVANTAGE IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR INTERNET STRATEGY. To take advantage of Internet opportunities, we have, and will continue to: (i) expand our World Wide Web sites and the development of our Internet infrastructure and capabilities, (ii) explore expansion of our electronic distribution capabilities, (iii) incorporate on-line functionality into existing products, and (iv) develop and invest in new Internet-based businesses and products, including multi-player entertainment products. Implementing our Internet strategy has been costly. We have incurred, and expect to incur, significant additional costs in connection with these efforts. These costs include those associated with the acquisition and maintenance of hardware and software necessary to permit on-line commerce and multi-player games, as well as the related maintenance of our website and personnel. Although we believe these platforms and technologies are an integral part of our business, we cannot assure that our Internet strategy will be successful or that we will be able to recoup the cost of our investment.

         WE ARE CURRENTLY IN LITIGATION WHICH COULD BE COSTLY IF WE LOSE. As described under Item 3, "Legal Proceedings", the Company is currently a defendant, or subject to counterclaims, in a number of lawsuits. In all of these lawsuits, we believe that the plaintiffs' complaints are without merit. Although we intend to defend ourselves vigorously against these actions, doing so is costly and time consuming and may divert management's attention from our day-to-day operations. In addition, we cannot assure that these actions will be ultimately resolved in our favor or that an adverse outcome will not have a material adverse effect on our business, operating results and financial condition.

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

         OUR COMMON STOCK MAY NOT MEET THE NASDAQ NATIONAL MARKET'S MINIMUM SHARE PRICE REQUIREMENT AND MAY BE SUBJECT TO DELISTING. As a condition to continued listing on the Nasdaq Stock Market's ("Nasdaq") National Market, Nasdaq rules require that the minimum bid price for our Common Stock be at least $3 per share for thirty consecutive trading days. On September 27, 2002, the bid price for our Common Stock was under $3 and has been under $3 for fifteen consecutive trading days. Therefore, although we are presently in full compliance with Nasdaq requirements, we cannot predict whether our Common Stock will continue to meet the minimum bid requirement.

         OUR STOCK PRICE IS HIGHLY VOLATILE. The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including, but not limited to, the following: (i) quarter to quarter variations in results of operations, (ii) our announcements of new products, (iii) our competitors' announcements of new products, (iv) our product development or release schedule, (v) general conditions in the computer, software, entertainment, media or electronics industries, (vi) timing of the introduction of new platforms and delays in the actual release of new platforms,
(vii) changes in earnings estimates or (viii) investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers. Additionally, the public stock markets experience extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

         WE MAY BE BURDENED WITH PAYMENT DEFAULTS AND UNCOLLECTIBLE ACCOUNTS IF OUR CUSTOMERS CANNOT PERFORM THEIR PAYMENT OBLIGATIONS. Distributors and retailers in the interactive entertainment software industry have, from time to time, experienced significant fluctuations in their businesses, and a number of them have become insolvent. The insolvency or business failure of any significant retailer or distributor of our products could materially harm our business and financial results. We typically make sales to most of our retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits and sales history, as well as whether we can obtain sufficient credit insurance. In addition, while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could significantly harm our business and financial results.

ITEM 2.  PROPERTIES

         New York. The Company's principal administrative, sales and development facilities are located in approximately 90,000 square feet of space at 417 Fifth Avenue in New York City under a lease which commenced in December 1996 and to expire in December 2006. The Company subleased 30,000 square feet of this space beginning on April 1, 2000 through December 2006.

         California. The Company maintains two leases totaling approximately 11,500 square feet of office space in Woodland Hills, California, both which expire in October 2003. The Company has sublet 10,242 square feet of this office space under three subleases which expire in October 2003. The Company has a lease for approximately 15,000 square feet of office space in Sunnyvale, California, which expires in June 2004. The Company has a lease for approximately 17,400 square feet of office space in Santa Monica, California, which expires in May 2006. As a part of the Shiny Acquisition, the Company assumed and now maintains a lease for Shiny for a three story building in Laguna Beach, California, which is presently extended on a month-to-month basis. As a result of the INA Merger, the Company assumed a lease for approximately 44,400 square feet of office space in San Jose, California, which was terminated in July 2001.

         Washington. The Company leases approximately 65,500 square feet of office space in Bothell, Washington, under a lease which expires in May 2008. This office space is occupied by Humongous. Under this lease, Humongous subleases an approximate total of 10,870 square feet under three subleases which expire on April 2005, May 2005 and April 2008, respectively. Another sublease for 3,671 square feet of office space was executed in September 2001 and terminated in May 2002.

         Minnesota. The Company leases 23,400 square feet of office space in Plymouth, Minnesota, under a lease which expires in February 2003. This office space is occupied by the Minneapolis Studio.

         Other States in the U.S. In Scottsdale, Arizona, the Company leases 25,000 square feet of office space under a lease which expires in March 2006, which the Company subleased.

         The Company maintains a development studio in Chantilly, Virginia, for approximately 10,500 square feet pursuant to a lease which terminates in August 2003. This space is occupied by Legend.

         Europe. The Company maintains two leases for one of its internal studios, Reflections, which expire in September 2010 and August 2011, respectively. The office space in Gateshead Tyne and Wear, United Kingdom, the Company executed a sublease in March 2002 which expires in September 2004. The Company has a lease for approximately 23,285 square feet of office space in New Castle Upon Tyne, United Kingdom, expiring in August 2011.

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

         The complaint alleges four causes of action: (1) breach of contract in the amount of $1.9 million claimed as royalty advances for Amok and Scorcher (first cause); (2) breach of contract in the amount of $2.4 million claimed as additional royalty advances for Into the Shadows and Mudkicker (second cause);
(3) breach of contract in the amount of $5 million allegedly due above the additional royalty advances (third cause); and (4) consequential damages in the amount of $100 million based on the allegation that the Company's failure to pay the additional royalty advances forced Scavenger out of business and Scavenger allegedly was worth $100,000,000 as of January 1997 (fourth cause). The Company asserted three counterclaims: (1) breach of contract for failure to deliver Into the Shadows and Mudkicker seeking at least $5 million in damages (first counterclaim); (2) breach of contract for failure to deliver Scorcher timely and the failure to deliver Amok and Scorcher in conformance with the quality requirements of the software development contract seeking at least $5 million in damages (second counterclaim); and (3) unjust enrichment seeking the return of the $2.5 million in royalty advances paid to Scavenger (third counterclaim). By Order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment as to the first cause of action and denied the motion as to the second cause. Judgment was thereupon entered March 14, 2000 in the amount of $2.4 million ($1.9 million plus $0.5 million of accrued interest), which was affirmed by Order of the Appellate Division, First Department entered June 8, 2000. Motions to the Appellate Division, First Department and to the Court of Appeals for leave to appeal to the Court of Appeals were denied. In January 2001, the Company paid approximately $2.6 million satisfying the partial summary judgment. Such amount includes interest accrued on the judgment amount from the date of judgment.

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

Herzog

         In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had overstating the Company's net income and net assets. By Order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By Order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. Following the remand to the District Court, the parties engaged in extended settlement negotiations, including a mediation and a neutral evaluation proceeding and executed a stipulation of settlement. By order entered July 22, 2002 the District Court approved the settlement, which is to be funded through insurance proceeds.

James

         On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, and oral argument was heard on November 28, 2001. On August 13, 2002 the Sixth Circuit issued a complete affirmance of the dismissal of the action.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock is quoted on the Nasdaq National Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the fiscal year ended March 31, 2000, the three month transition period ended June 30, 2000, the fiscal year ended June 30, 2001 and the fiscal year ended June 30, 2002 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On June 26, 2000, the Company effected a one-for-five reverse stock split of the Common Stock to meet certain requirements of the Nasdaq National Market. Except as otherwise noted, references to share prices and the number of shares of Common Stock in this Annual Report reflect the reverse stock split.


                                                HIGH        LOW
                                                ----        ---
Fiscal 2000
   First Quarter .....................      $   22.50   $   13.75
   Second Quarter ....................      $   18.44   $   12.81
   Third Quarter .....................      $   15.94   $    8.28
   Fourth Quarter ....................      $   21.25   $    9.38

Three Month Period Ended June 30, 2000      $   18.75   $    5.13

Fiscal 2001
   First Quarter .....................      $    8.50   $    5.00
   Second Quarter ....................      $   11.00   $    5.56
   Third Quarter .....................      $   10.13   $    5.06
   Fourth Quarter ....................      $    8.20   $    4.93

Fiscal 2002
   First Quarter .....................      $    9.35   $    2.41
   Second Quarter ....................      $    7.80   $    3.20
   Third Quarter .....................      $    8.15   $    5.90
   Fourth Quarter ....................      $    7.20   $    3.05


           On September 20, 2002, the last reported sale price of the Common Stock on the Nasdaq National Market was $2.40. As of September 20, 2002, there were approximately 5,350 beneficial owners of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

           There were no sales of unregistered securities for the year ended June 30, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

           The following tables set forth selected consolidated financial information of the Company which, for the three months ended March 31, 1998, the twelve months ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the twelve months ended March 31, 1998, three months ended June 30, 1999 and year ended June 30, 2000 is derived from the unaudited financial statements of the Company. The consolidated financial information set forth has been combined as of December 16, 1999, with those of INA, as a result of the INA Merger. The effective date of the INA Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.

           Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". EITF Issue No. 00-25 requires the Company to report certain customer related payments and allowances as a reduction of net revenues. The impact of the new accounting principle resulted in the reclassification of cooperative advertising from selling and distribution expenses to a reduction of net revenues and has no impact on the Company's financial position or net income. All comparative periods have been reclassified to conform to the new requirements.

           These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                             THREE                              YEARS
                                           MONTHS ENDED                         ENDED
                                              MARCH 31,                       MARCH 31,
                                           -------------    ----------------------------------------------
                                             1998                1998               1999              2000
                                           ---------         ---------         ---------         ---------
                                                              (UNAUDITED)

STATEMENT OF OPERATIONS DATA:

Net revenues ......................        $ 102,562         $ 536,218         $ 556,965         $ 373,596
Cost of Goods Sold ................           57,092           314,343           329,959           307,292
                                           ---------         ---------         ---------         ---------
Gross Profit ......................           45,470           221,875           227,006            66,304
Selling and distribution expenses .           20,549            98,837           130,171           140,175
General and administrative expenses            9,686            45,366            58,938            79,335
In process research and development               --            11,008             5,000                --
Research and development ..........           10,673            21,825            75,242            71,184
Royalty advance write-off .........               --            73,821                --                --
Restructuring and other charges ...               --                --            17,479            37,948
INA merger costs ..................               --                --                --                --
(Gain) on sale of line of business                --                --                --                --
SingleTrac retention bonus ........               --             2,400             1,680                --
Depreciation and amortization .....            2,511             6,265            14,606            25,654
                                           ---------         ---------         ---------         ---------
Operating income (loss) ...........            2,051           (37,647)          (76,110)         (287,992)
Interest expense ..................             (557)           (1,567)           (5,108)          (18,123)
Other (expense) income ............             (832)           (2,144)             (207)             (418)
                                           ---------         ---------         ---------         ---------
Income (loss) before provision for
  (benefit from) income taxes .....              662           (41,358)          (81,425)         (306,533)
Total provision for (benefit from)
  income taxes ....................              304           (12,239)          (29,628)           40,891
                                           ---------         ---------         ---------         ---------
Income (loss)  from continuing
  operations ......................              358           (29,119)          (51,797)         (347,424)
Discontinued operations:
  Loss from operations of One Zero
   Media, Inc. ....................               --                --            (3,531)               --
  Loss on disposal of One Zero
   Media, Inc. ....................               --                --           (15,510)             (477)
                                           ---------         ---------         ---------         ---------
  Loss from discontinued operations               --                --           (19,041)             (477)
                                           ---------         ---------         ---------         ---------
Income (loss) before extraordinary
      item ........................              358           (29,119)          (70,838)         (347,901)

Extraordinary item:
  Gain on early extinguishment of
   debt, net of tax of $1,312 .....               --                --                --             1,888
                                           ---------         ---------         ---------         ---------
Net income (loss)  before dividends
  on preferred stock ..............              358           (29,119)          (70,838)         (346,013)
Less dividends on preferred stock .               --                --               226                --
                                           ---------         ---------         ---------         ---------
Net income (loss) attributable to
    common stockholders ...........        $     358         $ (29,119)        $ (71,064)        $(346,013)
                                           =========         =========         =========         =========
Basic  income (loss)  per share
  from continuing operations ......        $    0.03         $   (2.16)        $   (3.73)        $  (21.11)
Basic loss per share from
  discontinued operations .........               --                --         $   (1.37)        $   (0.03)
Basic income per share from
  extraordinary item ..............               --                --                --              0.11
                                           ---------         ---------         ---------         ---------
Basic net  income (loss) per share         $    0.03         $   (2.16)        $   (5.10)        $  (21.03)
                                           =========         =========         =========         =========
Weighted average shares
  outstanding(1) ..................           13,588            13,473            13,931            16,451
                                           =========         =========         =========         =========
Diluted income (loss) per share
  from continuing operations ......        $    0.03         $   (2.16)        $   (3.73)        $  (21.11)
Diluted loss per share from
  discontinued operations .........               --                --         $   (1.37)        $   (0.03)
Diluted income per share from
  extraordinary item ..............               --                --                --              0.11
                                           ---------         ---------         ---------         ---------
Diluted net income (loss) per share        $    0.03         $   (2.16)        $   (5.10)        $  (21.03)
                                           =========         =========         =========         =========
Weighted average shares
  outstanding(1) ..................           13,677            13,473            13,931            16,451
                                           =========         =========         =========         =========

                                                       THREE MONTHS                                     YEARS
                                                          ENDED                                         ENDED
                                                         JUNE 30,                                     JUNE 30,
                                             ------------------------------      ----------------------------------------------
                                                    1999          2000               2000             2001           2002
                                              ---------         --------         ---------         ---------         ---------
                                                (UNAUDITED)                         (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net revenues ......................           $ 115,113         $ 47,781         $ 306,264         $ 291,388         $ 419,045
Cost of Goods Sold ................              62,143           25,283           270,432           125,940           212,380
                                              ---------         --------         ---------         ---------         ---------
Gross Profit ......................              52,970           22,498            35,832           165,448           206,665
Selling and distribution expenses .              27,116           20,076           133,135            72,450            84,119
General and administrative expenses               9,312           17,602            87,625            67,341            39,622
In process research and development                  --               --                --                --             7,400
Research and development ..........              16,366           17,275            72,093            56,617            69,108
Royalty advance write-off .........                  --               --                --                --                --
Restructuring and other charges ...                  --           11,081            49,029             3,539                --
INA merger costs ..................                  --               --                --             1,700                --
(Gain) on sale of line of business                   --               --                --            (5,501)               --
SingleTrac retention bonus ........                  --               --                --                --                --
Depreciation and amortization .....               3,885            5,788            27,557            20,297             5,454
                                              ---------         --------         ---------         ---------         ---------
Operating income (loss) ...........              (3,709)         (49,324)         (333,607)          (50,995)              962
Interest expense ..................              (1,959)          (4,328)          (20,492)          (13,399)          (11,956)
Other (expense) income ............                (293)            (497)             (622)            1,358            (3,272)
                                              ---------         --------         ---------         ---------         ---------
Income (loss) before provision for
  (benefit from) income taxes .....              (5,961)         (54,149)         (354,721)          (63,036)          (14,266)
Total provision for (benefit from)
  income taxes ....................              (2,109)           1,251            44,251            (2,368)           (3,336)
                                              ---------         --------         ---------         ---------         ---------
Income (loss)  from continuing
  operations ......................              (3,852)         (55,400)         (398,972)          (60,668)          (10,930)
Discontinued operations:
  Loss from operations of One Zero
   Media, Inc. ....................                  --               --                --                --                --
  Loss on disposal of One Zero
   Media, Inc. ....................                  --               --              (477)               --                --
                                              ---------         --------         ---------         ---------         ---------
  Loss from discontinued operations                  --               --              (477)               --                --
                                              ---------         --------         ---------         ---------         ---------
Income (loss) before extraordinary
      item ........................              (3,852)         (55,400)         (399,449)          (60,668)          (10,930)

Extraordinary item:
  Gain on early extinguishment of
   debt, net of tax of $1,312 .....                  --               --             1,888                --                --
                                              ---------         --------         ---------         ---------         ---------
Net income (loss)  before dividends
  on preferred stock ..............              (3,852)         (55,400)         (397,561)          (60,668)          (10,930)
Less dividends on preferred stock .                 600               --                --                --                --
                                              ---------         --------         ---------         ---------         ---------
Net income (loss) attributable to
    common stockholders ...........           $  (4,452)        $(55,400)        $(397,561)        $ (60,668)        $ (10,930)
                                              =========         ========         =========         =========         =========
Basic  income (loss)  per share
  from continuing operations ......           $   (0.26)        $  (2.68)        $  (22.21)        $   (1.07)        $   (0.16)
Basic loss per share from
  discontinued operations .........           $      --               --             (0.03)               --                --
Basic income per share from
  extraordinary item ..............                  --               --              0.11                --                --
                                              ---------         --------         ---------         ---------         ---------
Basic net  income (loss) per share            $   (0.26)        $  (2.68)        $  (22.13)        $   (1.07)        $   (0.16)
                                              =========         ========         =========         =========         =========
Weighted average shares
  outstanding(1) ..................              14,574           20,646            17,963            56,839            69,722
                                              =========         ========         =========         =========         =========
Diluted income (loss) per share
  from continuing operations ......           $   (0.26)        $  (2.68)        $  (22.21)        $   (1.07)        $   (0.16)
Diluted loss per share from
  discontinued operations .........                  --               --             (0.03)               --                --
Diluted income per share from
  extraordinary item ..............                  --               --              0.11                --                --
                                              ---------         --------         ---------         ---------         ---------
Diluted net income (loss) per share           $   (0.26)        $  (2.68)        $  (22.13)        $   (1.07)        $   (0.16)
                                              =========         ========         =========         =========         =========
Weighted average shares
  outstanding(1) ..................              14,574           20,646            17,963            56,839            69,722
                                              =========         ========         =========         =========         =========


(1) Reflects the one-for-five reverse stock split approved by the Company's Board of Director which became effective on June 26, 2000. All periods have been restated to reflect the reverse stock split.

                                                      MARCH 31,                                   JUNE 30,
                                    --------------------------------------     -----------------------------------------
                                      1998          1999            2000         2000              2001           2002
                                    --------      --------      ---------      ---------       ---------       ---------
BALANCE SHEET DATA:
Cash and cash equivalents ....      $ 17,329      $ 13,512      $  25,857      $  13,463       $   5,378       $   6,029
Working capital (deficit) ....        69,994       131,770       (146,088)      (191,469)        (57,345)        (51,877)
Total assets .................       295,862       438,911        222,514        170,475         145,084         241,863
Total debt ...................        28,017        98,750        217,476        257,357         149,308         236,211
Stockholders' equity (deficit)       138,889       127,133       (182,777)      (242,220)       (106,536)       (115,329)

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

           The worldwide interactive entertainment software market is comprised primarily of software for personal computers (PCs) and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During fiscal 2002, the Company's product mix consisted of 65% PC games, 17% Sony PlayStation(R) 2 games, 8% Sony PlayStation(R) games, 6% Nintendo Game Boy(R) and Game Boy(R) Advance games, 4% Microsoft Xbox(R) games, and 1% games for other platforms, including SEGA Dreamcast(R). The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC had an installed base of approximately 65.0 million in North America in 2001; that base is projected to increase to more than 81.0 million by 2004. IDG also reports that the PlayStation, currently the most widely distributed gaming console, had an installed base of nearly 30.0 million in North America in 2001; that base is projected to increase incrementally to approximately 32.5 million in 2003. While the PlayStation's growth may slow, the installed base for the PlayStation2, introduced in North America in 2000, is projected to grow from 7.7 million in 2001 to nearly 35.0 million in 2004. In addition, as of November 2001, the console market now includes new platforms from Microsoft and Nintendo, the Xbox(TM) and GameCube(TM), respectively. IDG projects that the Xbox will have a North American installed base of approximately 17.0 million by 2004, while the GameCube is projected to have a North American installed base of more than 15.0 million in the same time period. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

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

           The distribution channels for interactive software have expanded significantly in recent years. While traditionally, consumer software was sold only through specialty stores, today, consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target, major retailers, such as Best Buy, CompUSA, Toys `R' US and Gamestop, and specialty stores such as Electronics Boutique, as well as through a myriad of Internet and on-line networks.

           Effective January 1, 1998, the Company changed its fiscal year from December 31 to March 31. Effective April 1, 2000, the Company changed its fiscal year from March 31 to June 30. Accordingly, the discussion of financial results set forth below compares the year ended June 30, 2002 to the year ended June 30, 2001, the year ended June 30, 2001 to the year ended June 30, 2000, and the three month period ended June 30, 2000 to the three month period ended June 30, 1999.


CRITICAL ACCOUNTING POLICIES

           The Company's discussion and analysis of financial condition and results of operation are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from these estimates under different assumptions or conditions.

           The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Sales returns, price protection, and other customer related allowances

           Sales are recorded net of estimated future returns, price protection and other customer related allowances. The Company is not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, the Company may permit the exchange of products sold to certain customers. In addition, the Company may provide price protection, co-operative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, budgeted customer allowances and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results.

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

Inventories

           The Company writes down its inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required.


Developer royalty advances and milestone payments

           Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company follows the policy of expensing developer royalty advances (also known as developer advances) as incurred, treating such costs as research and development expenses. Generally, developers are paid an advance upon the signing of a contract with the Company. Subsequent payments are due as the specific contractual milestones are met by the developer and approved by the Company. The timing of when these contracts are entered into and when milestone payments are made could vary significantly from budgeted amounts and, because these payments are expensed as incurred, they could have a material impact on reported results in a given period. The Company's success depends in part on its continued ability to obtain or renew product development agreements with independent software developers.

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

RESULTS OF OPERATIONS

           The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for each of the three months ended March 31, 1998, the twelve months ended March 31, 1999 and 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, which is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the twelve months ended March 31, 1998, three months ended June 30, 1999 and year ended June 30, 2000 is derived from the unaudited financial statements of the Company. The consolidated financial information set forth have been combined as of December 16, 1999, with those of INA, as a result of the INA Merger. The effective date of the INA Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.


           Effective January 1, 2002, the Company adopted EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". EITF Issue No. 00-25 requires the Company to report certain customer related payments and allowances as a reduction of net revenues. The impact of the new accounting principle resulted in the reclassification of cooperative advertising from selling and distribution expenses to a reduction of net revenues and has no impact on the Company's financial position or net income. All comparative periods have been reclassified to conform to the new requirements.


                                                             Three
                                                              Months                   Years
                                                              Ended                    Ended
                                                             March 31,                March 31,
                                                            -----------    ---------------------------------
                                                              1998          1998         1999         2000
                                                            -----------   ---------     -------      ------
                                                                          (unaudited)
Net revenues ..........................................        100.0%       100.0%       100.0%       100.0%
Cost of Goods Sold ....................................         55.7         58.6         59.2         82.3
                                                               -----        -----        -----        -----
Gross Profit ..........................................         44.3         41.4         40.8         17.7
Selling and distribution expenses .....................         20.0         18.4         23.4         37.5
General and administrative expenses ...................          9.4          8.5         10.6         21.2
In process research and development ...................         --            2.1          0.9         --
Research and development ..............................         10.4          4.1         13.5         19.1
Royalty advance write-off .............................         --           13.8         --           --
Restructuring and other charges .......................         --           --            3.1         10.2
INA merger costs ......................................         --           --           --           --
(Gain) on sale of line of business ....................         --           --           --           --
SingleTrac retention bonus ............................         --            0.4          0.3         --
Depreciation and amortization .........................          2.4          1.2          2.6          6.9
                                                               -----        -----        -----        -----
Operating income (loss) ...............................          2.1         (7.1)       (13.6)       (77.2)
Interest expense ......................................         (0.5)        (0.3)        (0.9)        (4.9)
Other (expense) income ................................         (0.8)        (0.4)        --           (0.1)
                                                               -----        -----        -----        -----
Income (loss)before provision for (benefit from) income
  taxes ...............................................          0.8         (7.8)       (14.5)       (82.2)
Total provision for (benefit from) income taxes .......          0.3         (2.3)        (5.3)        10.9
                                                               -----        -----        -----        -----
Income (loss) from continuing operations ..............          0.5         (5.5)        (9.2)       (93.1)
Discontinued operations:
  Loss from operations of One Zero Media, Inc. ........          --           --          (0.6)        --
  Loss on disposal of One Zero Media, Inc. ............                       --          (2.8)        (0.1)
                                                               -----        -----        -----        -----
  Loss from discontinued operations ...................          --           --          (3.4)        (0.1)
                                                               -----        -----        -----        -----
Income (loss) before extraordinary item ...............          0.5         (5.5)       (12.6)       (93.2)

Extraordinary item:
  Gain on early extinguishment of debt, net of tax ....         --           --           --            0.5
                                                               -----        -----        -----        -----
Net income (loss) before dividends on preferred stock .          0.5         (5.5)       (12.6)       (92.7)

Less dividends on preferred stock .....................         --           --           --           --
                                                               -----        -----        -----        -----
Net income (loss) attributable to common stockholders .          0.5%        (5.5)%      (12.6)%      (92.7)%
                                                               =====        =====        =====        =====


                                                                     Three                            Years
                                                                  Months Ended                         Ended
                                                                    June 30,                          June 30,
                                                            ------------------------  ------------------------------------
                                                                1999         2000         2000         2001          2002
                                                                -----        -----        -----        -----        -----
                                                              (unaudited)              (unaudited)
Net revenues ..........................................         100.0%       100.0%       100.0%       100.0%       100.0%
Cost of Goods Sold ....................................          54.0         52.9         88.3         43.2         50.7
                                                                -----        -----        -----        -----        -----
Gross Profit ..........................................          46.0         47.1         11.7         56.8         49.3
Selling and distribution expenses .....................          23.6         42.0         43.5         24.9         20.1
General and administrative expenses ...................           8.1         36.8         28.6         23.1          9.5
In process research and development ...................          --           --           --           --            1.8
Research and development ..............................          14.2         36.2         23.5         19.4         16.5
Royalty advance write-off .............................          --           --           --           --           --
Restructuring and other charges .......................          --           23.2         16.0          1.2          0.0
INA merger costs ......................................          --           --           --            0.6          0.0
(Gain) on sale of line of business ....................          --           --           --           (1.9)         0.0
SingleTrac retention bonus ............................          --           --           --           --           --
Depreciation and amortization .........................           3.4         12.1          9.0          7.0          1.3
                                                                -----        -----        -----        -----        -----
Operating income (loss) ...............................          (3.3)      (103.2)      (108.9)       (17.5)         0.1
Interest expense ......................................          (1.7)        (9.1)        (6.7)        (4.6)        (2.9)
Other (expense) income ................................          (0.3)        (1.0)        (0.2)         0.5         (0.8)
                                                                -----        -----        -----        -----        -----
Income (loss)before provision for (benefit from) income
  taxes ...............................................          (5.3)      (113.3)      (115.8)       (21.6)        (3.6)
Total provision for (benefit from) income taxes .......          (1.8)         2.6         14.4         (0.8)        (0.8)
                                                                -----        -----        -----        -----        -----
Income (loss) from continuing operations ..............          (3.5)      (115.9)      (130.2)       (20.8)        (2.8)
Discontinued operations:
  Loss from operations of One Zero Media, Inc. ........          --           --           --           --           --
  Loss on disposal of One Zero Media, Inc. ............          --           --           (0.2)        --           --
                                                                -----        -----        -----        -----        -----
  Loss from discontinued operations ...................          --           --           (0.2)        --           --
                                                                -----        -----        -----        -----        -----
Income (loss) before extraordinary item ...............          (3.5)      (115.9)      (130.4)       (20.8)        (2.8)

Extraordinary item:
  Gain on early extinguishment of debt, net of tax ....          --           --            0.6         --           --
                                                                -----        -----        -----        -----        -----
Net income (loss) before dividends on preferred stock .          (3.5)      (115.9)      (129.8)       (20.8)        (2.8)

Less dividends on preferred stock .....................           0.5         --           --           --           --
                                                                -----        -----        -----        -----        -----
Net income (loss) attributable to common stockholders .          (4.0)%     (115.9)%     (129.8)%       20.8)%       (2.8)%
                                                                =====        =====        =====        =====        =====

TWELVE MONTHS ENDED JUNE 30, 2002 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2001

           Net revenues for the twelve months ended June 30, 2002 increased approximately $127.6 million or 43.8% from $291.4 million to $419.0 million. This increase is attributable to the Company's growth in both the publishing and distribution business.

           Total publishing net revenues for the twelve months ended June 30, 2002 increased approximately $102.8 million or 47.3% to $320.2 million from $217.4 million in the comparable 2001 period. This increase is due to the success of major new releases, the continued success of prior releases, and the sales of the former Hasbro Interactive titles for twelve months compared to five months in the 2001 period. Net revenues generated from sales of the ten most successful titles released during the 2002 period, excluding titles under Hasbro Interactive, were approximately $113.6 million, an increase of approximately $48.2 million compared to the top ten releases of 2001 of approximately $65.4 million. Major new releases in 2002 included Stuntman, and Splashdown for Playstation2, Never Winter Nights for the PC, Dragon Ball Z: Legacy of Goku for Gameboy Advance and Test Drive 2001 for Playstation2 and Xbox. Comparatively, major new releases in 2001 included Driver Greatest Hits and Driver 2 for PlayStation, Unreal Tournament for Playstation2, Deerhunter 4 for the PC, and Alone in the Dark for the PC. Although titles released in previous years continue to contribute to current year net publishing revenues, the increase in net revenues is offset by the decline in sales of titles released in prior years. Net revenues decreased approximately $38.9 million as a result of the decline in sales of the major new releases in 2001 listed above. The former Hasbro Interactive titles contributed an additional $97.4 million to publishing net revenues in the 2002 period compared to 2001. The former Hasbro Interactive titles, including current year new releases from titles under Hasbro Interactive, are published by the Company in conjunction with Infogrames SA's acquisition of Hasbro Interactive in January 2001. Current year new releases from titles under Hasbro Interactive include Civilization III, Monopoly Tycoon and Rollercoaster Tycoon for the PC, and NASCAR Heat for Xbox. Total distribution net revenues for the twelve months ended June 30, 2002 increased approximately $24.8 million or 33.5% to $98.8 million from $74.0 million in the comparable 2001 period. During the 2002 period, the Company expanded its relationships with third party vendors resulting in the increase in distribution net revenues.

           Gross profit increased to $206.7 million for the twelve months ended June 30, 2002 from $165.4 million in the comparable 2001 period due mainly to increased sales volume, while gross profit as a percentage of net revenues decreased to 49.3% for the twelve months ended June 30, 2002 from 56.8% in the comparable 2001 period. This margin decrease is due to the Company's change in product mix. The former Hasbro Interactive products represented 32.0% of the sales in the twelve months ended June 30, 2002 as compared to 12.6% in the comparable 2001 period. Additionally, the decrease in gross profit as a percentage of net revenues is attributed to the increase in distribution revenues of $24.8 million or 33.5%, as distribution sales typically earn a lower margin than published product sales.

           Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the twelve months ended June 30, 2002, selling and distribution expenses increased approximately $11.6 million, or 16.0%, to $84.1 million from $72.5 million in the comparable 2001 period. The increase in selling and distribution expenses resulted primarily from an increase in variable selling expenses resulting from the increase in sales from the twelve months ended June 30, 2001 to the comparable 2002 period, offset by a more efficient use of marketing and sales staff and distribution efficiencies during the 2002 period. Advertising expenditures increased 61.3% to approximately $34.2 million during the twelve months ended June 30, 2002 as compared to $21.2 million in the comparable 2001 period, due to the increase in new product releases in the current period offset by continued efforts to improve efficiency. Distribution expenses increased 21.4% to approximately $21.0 million during the twelve months ended June 30, 2002 as compared to $17.3 million in the comparable 2001 period due to the increase in net revenues offset by distribution efficiencies such as reduction in express shipments and increased shipments to customer distribution centers as opposed to individual customers stores. The overall efficiencies in selling and distribution expenses created a decrease as a percentage of net revenues to 20.1% for the twelve months ended June 30, 2002 as compared to 24.9% in the comparable 2001 period. A decrease of approximately $4.6 million in selling and distribution expenses resulted from personnel related costs as a result of headcount and salary reductions, as well as reductions in travel expenditures.

           General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the twelve months ended June 30, 2002 decreased approximately $27.7 million, or 41.2%, to $39.6 million from $67.3 million in the comparable 2001 period. General and administrative expenses as a percentage of net revenues decreased to 9.5% for the twelve months ended June 30, 2002 from 23.1% in the comparable 2001 period. This decrease is primarily due to decreased professional fees (legal and other outside consultant fees) and decreased salaries from the consolidation of various functions and the integration of INA and the Company during the 2001 period. Professional fees decreased 44.7% to approximately $4.2 million for the twelve months ended June 30, 2002 as compared to $7.6 million in the comparable 2001 period. Salaries decreased 36.8% to approximately $13.9 million during the twelve months ended June 30, 2002 as compared to $22.0 million in the comparable 2001 period. The Company incurred charges of $20.7 million in the 2001 period related to additional provisions for receivables while the 2002 period includes a $4.2 million charge related to the Kmart bankruptcy. Without these additional provisions, general and administrative expenses would have decreased by approximately $11.2 million or 24.0%, to $35.4 million for the twelve months ended June 30, 2002 compared to $46.6 million for the comparable 2001 period.

           In process research and development costs of $7.4 million were incurred during the twelve months ended June 30, 2002. These costs were associated with the Shiny Acquisition. The allocation of the purchase price of Shiny was based on an independent third-party valuation obtained by the Company which determined that in process research and development totaled $7.4 million which was expensed at the date of the acquisition. There were no comparable costs incurred during the twelve months ended June 30, 2001.

           Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the twelve months ended June 30, 2002 increased approximately $12.5 million, or 22.1%, to $69.1 million from $56.6 million in the comparable 2001 period due to the Company signing additional arrangements with external developers and achieving more milestones in the development process during the 2002 period. Use of the Company's internal development studios, which include Humongous, Legend, Reflections and Shiny, also increased from approximately $24.8 million for the twelve months ended June 30, 2001 to $29.4 million in the comparable 2002 period. In relation to total research and development expenses, the internal costs represented 42.6% of the total research and development costs for the twelve months ended June 30, 2002, while costs were 43.8% of total research and development costs for the comparable period of 2001. Research and development expenses, as a percentage of net revenues, decreased to 16.5% for the twelve months ended June 30, 2002 from 19.4% in the comparable 2001 period.

           The Company incurred restructuring charges of $3.5 million for the twelve months ended June 30, 2001, with no such costs incurred during the 2002 period. Effective March 14, 2001, the Company announced and commenced a plan to shutdown its San Jose, California facility and recorded a charge of $2.1 million. The charge consisted primarily of employee severance packages and the disposal of assets that were no longer being used. In the fourth quarter of fiscal 2001, the Company initiated a restructuring of its Humongous Entertainment business to refocus the operations primarily on internal development rather than publishing and incurred a $1.1 million charge with respect thereto. In the 2001 period, the Company also incurred an additional $0.3 million charge to centralize its technical support operations in Seattle, Washington.

           The Company incurred expenses of $1.7 million or 0.6% of net revenue related to the INA Merger during the twelve months ended June 30, 2001. The costs include various consulting, legal, and accounting fees. No costs were incurred in the 2002 period.

           The Company recorded a gain on sale of line of business for the twelve months ended June 30, 2001 of approximately $5.5 million. This is related to the sale of the Duke Nukem franchise as the Company refocused its catalog from specialized gaming product to mass market gaming product. The Company expects to record an additional $6.0 million gain after an independent developer fulfills an obligation to the purchaser of the Duke Nukem franchise, which is expected to occur in fiscal year 2003.

           Depreciation and amortization for the twelve months ended June 30, 2002 decreased approximately $14.8 million, or 72.9%, to $5.5 million from $20.3 million in the comparable 2001 period. Approximately $11.6 million of this decrease is attributable to the cessation of goodwill amortization under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Depreciation and amortization was further reduced by the prior write-off of assets due to the consolidation of functions in conjunction with the INA Merger.

           Interest expense decreased approximately $1.4 million to $12.0 million for the twelve months ended June 30, 2002 from $13.4 million in the comparable 2001 period. The decrease is partly attributable to lower interest rates driven by the average three month LIBOR rate decrease from 5.64% in the twelve months ended June 30, 2001 to 2.29% in the comparable 2002 period. Additionally, the decrease in interest expense is due to lower average borrowings in 2002 as compared to the 2001 period.

           For the twelve months ended June 30, 2002, the Company received a tax benefit of $5.0 million based on a provision contained in The Job Creation and Worker Assistance Act of 2002, signed by the President of the United States on March 9, 2002, which changed the allowable carryback period for net operating losses from two years to five years. This provision enabled the Company to carryback its June 30, 2001 loss and recover taxes paid in 1996.

TWELVE MONTHS ENDED JUNE 30, 2001 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2000

           Net revenues for the twelve months ended June 30, 2001 decreased $14.9 million or 4.9% from $306.3 million to $291.4 million. This decrease is attributable to the Company's decreased emphasis on third party distribution and its decision to close European operations in conjunction with the purchase of the Company by Infogrames SA. The decrease in distribution revenue was partially offset by an increase in revenue attributable to the addition of sales of the former Hasbro Interactive product which are now published through the Company in conjunction with Infogrames SA's acquisition of Hasbro Interactive in January 2001 and the continued success of products such as Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation2.

           Total publishing revenue for the twelve months ended June 30, 2001 increased 18.0% to $217.4 million from $184.2 million in the comparable 2000 period. Approximately 65.0% of such revenues related to PC product revenues and 35.0% of such revenues related to console games for the twelve months ended June 30, 2001, as compared to 70.9% and 29.1%, respectively, in the comparable 2000 period. Both the increase in publishing revenue and the increase in console product during the twelve months ended June 30, 2001 are attributable to the Company's continued success of Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation2. Those products alone amounted to $56.8 million of net revenues for the twelve months ended June 30, 2001. Additionally, publishing revenue increased due to sales of the former Hasbro Interactive products such as Roller Coaster Tycoon and NASCAR Heat for Playstation2 which contributed approximately $38.9 million in net revenues for the twelve months ended June 30, 2001.

           Cost of goods sold for the twelve months ended June 30, 2001 decreased approximately $144.5 million or 53.4% to $125.9 million from $270.4 million from the comparable 2000 period. Cost of goods sold as a percentage of net revenues decreased to 43.2% for twelve months ended June 30, 2001, as compared to 88.3% in the comparable 2000 period. The 2000 period included special charges. These special charges of approximately $51.6 million were to reserve substantially all of the international inventory and a portion of domestic inventory which the Company did not expect to resell. Additionally, the decrease in cost of goods sold as a percentage of net revenues for the twelve months ended June 30, 2001 is attributable to the Company's reduced emphasis on third party distribution. Typically, third party distribution carries a higher cost of goods as compared to published product.

           Gross profit increased to $165.4 million for the twelve months ended June 30, 2001 from $35.8 million in the comparable 2000 period. This increase is primarily due to increased sales volume and changes in cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of PC product as compared to the percentage of sales of console product. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of PC product are higher than those on console software (currently, Playstation2, Playstation 1, Dreamcast, Nintendo 64 and Game Boy Color) as a result of significantly lower PC software product costs. Gross profit as a percentage of net revenues increased to 56.8% for the twelve months ended June 30, 2001 from 11.7% in the comparable 2000 period. This increase is due to the Company's reorganization efforts to reduce costs, decrease its distribution business and implement better business processes that enabled it to manage both internal and channel inventory more efficiently and effectively. Additionally, gross profit as a percentage of net revenues increased due to royalty income on international sales. In the 2000 period, the Company recorded full European sales offset by the cost of goods sold. As part of its reorganization efforts to reduce costs, the Company only receives royalty income on product sold in Europe offset by minor royalty costs.

           Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During the twelve months ended June 30, 2001, selling and distribution expenses decreased approximately $60.6 million, or 45.5%, to $72.5 million from $133.1 million in the comparable 2000 period. Selling and distribution expenses as a percentage of net revenues for the twelve months ended June 30, 2001 decreased to 24.9% as compared to 43.5% in the comparable 2000 period. For the twelve months ended June 30, 2001 the Company's reorganization efforts reducing its distribution business have led to significant cost reductions. The Company is also realizing the cost savings of outsourcing its distribution function in this period as compared to the prior period where a portion of the Company's distribution function remained in-house. Additionally, the Company has refocused its marketing efforts to reduce costs.

           General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the twelve months ended June 30, 2001 decreased approximately $20.3 million, or 23.2%, to $67.3 million from $87.6 million in the comparable 2000 period. General and administrative expenses as a percentage of net revenues decreased to 23.1% for the twelve months ended June 30, 2001 from 28.6% in the comparable 2000 period. The 2000 period included special charges of approximately $16.6 million related to receivable write-offs, senior management severance packages and other costs incurred as a result of the reorganization of operations due to Infogrames SA acquisition of a controlling interest in the Company. Additionally, the Company has further reduced costs in the 2001 period due to internal consolidation and reorganization efforts. The decrease was offset by approximately $20.7 million of additional provisions for receivables during the current twelve month period.

           Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. Research and development expenses for the twelve months ended June 30, 2001 decreased approximately $15.5 million, or 21.5%, to $56.6 million from $72.1 million in the comparable 2000 period. Research and development expenses, as a percentage of net revenues, decreased to 19.4% for the twelve months ended June 30, 2001 from 23.5% in the comparable 2000 period. The decrease is primarily due to savings from shutting down European operations and the SingleTrac Studio as a part of the Company's reorganization plan. During the 2000 period, the Company incurred research and development expenses from both Europe and SingleTrac as compared to the twelve months ended June 30, 2001. Additionally, this decrease has resulted from more strategic use of existing internal research and development groups and a reduction in contracts with external developers. Research and development expenses of the Company's internal development studios, Humongous, Legend and Reflections, for the twelve months ended June 30, 2001, decreased $19.9 million or 44.5% to $24.8 million from $44.7 million in the comparable 2000 period.

           The Company incurred restructuring charges of $49.0 million and $3.5 million for the twelve months ended June 30, 2000 and 2001, respectively. The 2000 period charges resulted from the shutdown of European operations, the Company's de-emphasis on its distribution business and the write-down of goodwill related to its value priced division. Effective March 14, 2001, the Company announced and commenced a plan to shutdown its San Jose, California facility and recorded a charge of $2.1 million. This charge consists primarily of employee severance packages and the disposal of assets that will no longer be used. In the fourth quarter of fiscal 2001, the Company initiated a restructuring of its Humongous Entertainment Business to refocus the operations primarily on internal development and incurred a $1.1 million charge with respect thereto. The Company incurred an additional $0.3 million charge to centralize its technical support operations in Seattle, Washington.

             The Company incurred expenses of $1.7 million or 0.6% of net revenue related to the INA Merger during the twelve months ended June 30, 2001. The costs include various consulting, legal, and accounting fees.

           The Company recorded a gain on sale of line of business for the twelve months ended June 30, 2001 of approximately $5.5 million. This is related to the sale of the Duke Nukem franchise as the Company refocused its catalog from specialized gaming product to mass market gaming product. The Company expects to record an additional $6.0 million gain after an independent developer fulfills an obligation to the purchaser of the Duke Nukem franchise, which is expected to occur in fiscal year 2002.

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

           Interest expense decreased approximately $7.1 million to $13.4 million from $20.5 million in the comparable 2000 period. The decrease in the twelve months ended June 30, 2001 was attributable to lower borrowings in 2001 as compared to 2000.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

           Net revenues for the three months ended June 30, 2000 decreased approximately $67.3 million, or 58.5%, to $47.8 million from $115.1 million in the comparable 1999 period. This decrease is attributable to the restructuring of the Company's publishing business, the acquisition by Infogrames SA of a controlling interest in the Company and the subsequent decision to downsize its distribution business. Additionally, some of the Company's larger retail customers are purchasing consumer software directly from several large publishers, which was previously sold through the Company.

           Total publishing revenue decreased 13.3% to $41.9 million in 2000 from $48.3 million in the comparable 1999 period. Approximately 89.6% of such revenues related to PC product revenues and 10.4% of such revenues related to console games in 2000, as compared to 34.0% and 66.0%, respectively, in the comparable 1999 period.

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

           A significant portion of the Company's revenues in any quarter are generally derived from software first released in that quarter or in the immediately preceding quarter. See "Risk Factors -- Our Revenues Will Decline and Our Competitive Position Will Be Adversely Affected If We Are Unable to Introduce New Products on a Timely Basis".

           Cost of goods sold for 2000 decreased approximately $36.8 million, or 59.3%, to $25.3 million from $62.1 million in the comparable 1999 period. Cost of goods sold as a percentage of net revenues increased to 52.9% in 2000 as compared to 54.0% in the comparable 1999 period.

           Gross profit decreased from $53.0 million (46.0% of net revenues) in the comparable 1999 period to $22.5 million (47.1% of net revenues) for the three months ended June 30, 2000. Gross profit decreased primarily due to decreased sales volume. Gross profit is primarily impacted by the percentage of sales of CD software as compared to the percentage of sales of cartridge software. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of CD software (currently, PlayStation, PCs and Dreamcast) are higher than those on cartridge software (currently, Nintendo 64 and Game Boy Color) as a result of significantly lower CD software product costs.

           Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During 2000, these expenses decreased approximately $7.0 million, or 25.8%, to $20.1 million from $27.1 million in the comparable 1999 period. Selling and distribution expenses as a percentage of net revenues for 2000 increased to 42.0% as compared to 23.6% in the comparable 1999 period. The increase, as a percentage of net revenues, was due to lower overall sales volume. This was partially offset by the reduction of freight costs due to decreased sales volume in the current period.

           General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in 2000 increased approximately $8.3 million, or 89.2%, to $17.6 million from

$9.3 million in the comparable 1999 period. General and administrative expenses as a percentage of net revenues increased to 36.8% in 2000 from 8.1% in the comparable 1999 period. This increase was due primarily to additional costs associated with management's reorganization of operations as a result of the acquisition of controlling interest in the Company by Infogrames SA.

           Research and development expenses primarily include payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title, such as salaries and other related costs. These expenses in 2000 increased approximately $0.9 million, or 5.5%, to $17.3 million from $16.4 million in the comparable 1999 period. Research and development expenses, as a percentage of net revenues, increased to 36.2% in 2000 from 14.2% in the comparable 1999 period. The increase in research and development expenses as a percentage of net revenues is primarily due to the decrease in overall sales volume and the Company entering into similar contracts with external developers as compared to the 1999 period. Research and development expenses of the Company's internal development studios, which primarily include Humongous, Legend and Reflections, decreased to $9.6 million in 2000 from $10.7 million in the comparable 1999 period.

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

           Depreciation and amortization expense for 2000 increased approximately $1.9 million, or 48.7%, to $5.8 million from $3.9 million in the comparable 1999 period. This increase is attributable to additional amortization expense related to the goodwill assumed from the INA Merger. This increase was offset by lower amortization expense as a result of the write-off of goodwill, other than the INA, Legend and Reflections studios, in connection with the Company's reorganization plans.

           Interest expense increased approximately $2.3 million during 2000 to $4.3 million from $2.0 million in the comparable 1999 period. The increase was attributable to the increase in interest costs associated with increased borrowings under the Credit Agreement and amortization of deferred financing costs relating to the Credit Agreement and the subordinated notes held by Infogrames SA.

           For the three months ended June 30, 2000, the Company recorded a tax provision of $1.3 million compared to a tax benefit of $2.1 million in the comparable 1999 period. The Company provided a full valuation allowance for deferred tax assets and foreign deferred liability in the current period and a benefit from state and local taxes in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

           As of June 30, 2002, the Company's working capital deficit was approximately $51.9 million compared to $57.3 million at June 30, 2001. Cash and cash equivalents were $6.0 million at June 30, 2002 compared to $5.4 million at June 30, 2001.

           During the year ended June 30, 2002, approximately $64.8 million was provided by financing activities. Net borrowings from the Infogrames SA revolving credit facility and other financing activities totaled approximately $52.6 million and were used to fund approximately $22.2 million in operating activities, repayments on the third party revolving credit facility of $19.9 million, and approximately $7.9 million for capital expenditures and other investing activities. The balance of the funds provided by financing activities of $32.1 million were provided through additional borrowings from a related party and new borrowings from third parties to fund the cash paid for the Shiny Acquisition of approximately $34.0 million. The net cash used in operating activities primarily funded accounts receivable and inventories offset by increases in accounts payable and other liabilities.

           The Company's outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of its business and the timing of new product releases. Several new products were launched late June 2002, increasing the number of days sales outstanding in the receivable balance above the level of the previous year ended June 30, 2001. There were no significant changes in the credit terms with customers during the three month period.

           The Company does not currently have any material commitments with respect to any capital expenditures.

           On September 11, 1998, the Company entered into a Credit Agreement, as subsequently amended, with First Union National Bank, as agent for a syndicate of banks (the "Banks"), which expired on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71.0 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. As of February 15, 2000, Infogrames SA entered into an agreement with the Banks, pursuant to which Infogrames SA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by Infogrames SA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to Infogrames SA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and
(v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, warrants to purchase 45,000 shares of the Company's common stock, at an exercise price of $0.05 per share, were issued to Infogrames SA.

           On March 1, 2000, INA issued a promissory note to Infogrames SA for $25.0 million at interest rates of 6.8% per annum. On September 29, 2000, prior to the INA Merger this amount was forgiven by Infogrames SA and converted into equity of INA.

           On June 29, 2000, Infogrames SA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125.0 million and waived compliance with all of the required financial covenants contained in the Credit Agreement extending the maturity date to September 30, 2000.

           In conjunction with the INA Merger which closed on October 2, 2000, all amounts outstanding under the Credit Agreement and certain intercompany payables were converted into approximately 20 million shares of the Company's common stock at a price of $6.40 per share. The Company amended the Credit Agreement with Infogrames SA (the "New Credit Agreement") to provide for an aggregate commitment of $50.0 million, and to extend the maturity date from September 30, 2000 to December 31, 2000. On December 22, 2000, the Company and Infogrames SA amended the New Credit Agreement to extend the maturity date to June 15, 2001 and on June 7, 2001, the credit agreement was extended to December 31, 2001, which was further extended to March 31, 2002. On March 29, 2002, the maturity date was extended from March 31, 2002 to June 30, 2002 and the commitment increased from $50.0 million to $75.0 million. On June 30, 2002, the maturity date was further extended to September 30, 2002. On September 30, 2002, the maturity date was extended to December 31, 2002 and Infogrames SA agreed that prior to July 1, 2003, it will not demand repayment of any amount outstanding as of September 30, 2002 of approximately $55.2 million, except under certain conditions and in each case only to the extent that the repayment is permitted under any new credit facility and the amount remaining available from that credit facility is sufficient to fund the Company's working capital needs. Conditions under which Infogrames SA may demand repayment include the disposition of material assets of the Company, the successful completion of additional financings, the receipt of non-budgeted revenues and a significant improvement in the financial condition of the Company. As of June 30, 2002, the outstanding borrowings under the Credit Agreement were approximately $61.4 million. As of June 30, 2002, accrued interest was approximately $1.9 million and included in current amounts due to related parties. As of June 30, 2002, there are $2.9 million of letters of credit outstanding. The entire outstanding balance of $61.4 million at June 30, 2002 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to July 1, 2003.

           In connection with the INA Merger, the Company assumed the $35.0 million BNP Credit Facility, which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002. The amendment also reduces the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 30, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any demand loans bear interest at the prime rate. The nominal facility fees were paid on September 14,

2001 and November 30, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility, is due at the end of each quarter. The Company had approximately $15.0 million of borrowings outstanding under the BNP Credit Facility as of June 30, 2002. The accrued interest relating to the BNP loan was nominal as of June 30, 2002, and included in accrued liabilities. The balance of principal and interest were paid on August 30, 2002.

           In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA on April 22, 2002 which matures on June 30, 2004. The facility interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility will be repaid as follows: $10.0 million three months after the first shipment of the game based on the Matrix Reloaded movie and no later than December 31, 2003; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004.
The facility will be prepaid and reduced in aggregate amounts equal to (1) 95% of the net cash proceeds of any sale or disposition of any assets of the Company exceeding $2.5 million, (2) 95% of the cumulative net proceeds from equity issuances by the Company provided that the Company may retain 5% of such proceeds, and (3) 95% of the net proceeds from any new debt issuance by the Company. As of June 30, 2002, the outstanding borrowings under the medium-term loan were approximately $39.4 million. As of June 30, 2002, accrued interest was approximately $0.3 million and is included in current amounts due to related parties.

           In conjunction with the Shiny Acquisition, the following additional funding came from the issuance of short-term promissory notes to Akin, Gump, Strauss, Hauer and Feld, L.L.P. (the "Akin Note"), Europlay L.L.C. (the "Europlay Note"), and Interplay Entertainment Corp. (the "Interplay Note") for an aggregate amount of $16.2 million payable by the Company in installments due July 31, 2002. As of July 31, 2002, all principal and interest related to the short-term promissory notes has been paid in full with borrowings from the medium-term loan from Infogrames SA.


           - The Akin Note has a principal balance of $1.0 million which matures on July 31, 2002. Interest is calculated at 2.88% and is due at maturity. The Akin Note was recorded at a present value of approximately $1.0 million after imputing a market rate of interest of 5%. The Akin Note will be refinanced using available funds from the medium-term loan. As of June 30, 2002, the outstanding borrowings under the Akin Note were $1.0 million. The accrued interest at June 30, 2002 was nominal and included in accrued liabilities.

           - The Europlay Note has a principal balance of approximately $4.3 million, due in two equal payments on May 31, 2002 and July 31, 2002. Interest is calculated at 2.88% and is due with the second payment. The Europlay Note was recorded at a present value of $4.3 million after imputing a market rate of interest of 5%. The Europlay Note will be refinanced using available funds from the medium-term loan. As of June 30, 2002, the outstanding borrowings under the Europlay Note were approximately $2.1 million. The accrued interest at June 30, 2002 was nominal and included in accrued liabilities.

           - The 0% Interplay Note was recorded at its present value of $10.7 million and is due over five payments of varying amounts with the final payment due on July 31, 2002 and totaling the principal balance of approximately $10.8 million. Interest is accreted at an annual rate of 5.0%. The Interplay Note will be refinanced using available funds from the medium-term loan from Infogrames SA. As of June 30, 2002, the outstanding borrowings under the 0% Interplay Note were approximately $5.7 million. The accrued interest at June 30, 2002 was nominal and included in accrued liabilities.

           - The Europlay and Akin Notes are unconditionally guaranteed by Infogrames SA and secured by Infogrames SA treasury shares, with an aggregate market value equal to the principal amount of the two notes.

           In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to GAP $50.0 million principal amount of non-interest bearing subordinated convertible notes (the "GAP 0% Notes") in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share. Interest on the GAP 0% Notes are being accreted at the rate of 7% and will have a redemption value of $50.0 million at maturity, which is December 16, 2004. On December

28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes ("Infogrames SA 0% subordinate convertible note") as they relate to the Company.

           The Company expects continued volatility in the use of cash due to varying seasonal, receivable payment cycles and quarterly working capital needs to finance its publishing businesses and growth objectives.

           The Company believes that existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations, cash available under the New Credit Agreement and continued financial support from Infogrames SA will be sufficient to fund the Company's operations and cash flows throughout fiscal 2003.

           The Company is also party to various litigations arising in the course of its business, the resolution of none of which, management believes, will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

           As of June 30, 2002, short and long-term obligations, royalty and license obligations, restructuring obligations and future minimum lease obligations under non-cancelable operating leases are summarized as follows (in thousands):

                                      Contractual Obligations
                                      Payments Due by Period

                                     Under 1 Year      1-3 Years     4-5 Years     After 5 Years         Total
                                     ------------      ---------     ---------     -------------      -----------
Short-term debt....................   $    85,264      $      --     $      --     $          --       $   85,264
Long-term debt.....................            --        150,947            --                --          150,947
Royalty and licenses...............         5,430          2,080           100                --            7,610
Operating lease obligations........         4,400          7,400         6,600             2,600           21,000
Restructuring obligations..........           540             --            --                --              540
                                      -----------      ---------      --------      ------------       ----------
Total..............................   $    95,634      $ 160,427      $  6,700      $      2,600       $  265,361
                                      ===========      =========      ========      ============       ==========

RECENT PRONOUNCEMENTS

           Effective January 1, 2002, the Company adopted EITF Issue No. 00-25, "Vendor Income Statement Characterization from Vendor to a Retailer" and EITF Issue No. 01-09, "Accounting for Consideration given to a Customer or a Reseller of the Vendor's Products". EITF Issue No. 00-25 outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. EITF Issue No. 01-09 codifies and reconciles certain issues from EITF Issue No. 00-25. The impact of the new accounting principle resulted in the reclassification of cooperative advertising from selling and distribution expenses to a reduction of net revenues and has no impact on the Company's financial position or net income. All comparative periods have been reclassified to conform to the new requirements.

           In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes that the effect of implementing this pronouncement will not have a material impact on the Company's financial condition or results of operations.

           Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to SFAS No. 13 and the technical corrections are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 upon the relative effective dates and does not expect it to have a material effect on Company's results of operations or financial position.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its results of operations and financial position.

EURO CONVERSION

           As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") replaced the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals paid for goods and services using either checks, drafts, or wire transfers denominated in Euros or the participating country's national currency.

           Under the regulations governing the transition to a single currency, there was a "no compulsion, no prohibition" rule which states that no one is obliged to utilize the Euro until the notes and coinage were introduced on January 1, 2002. In keeping with this rule, the Company is Euro "compliant" (able to receive Euro denominated payments and able to invoice in Euros as requested by vendors and suppliers, respectively) as of January 1, 1999 in the affected countries. Full conversion of all affected country operations to the Euro was completed by the time national currencies were removed from circulation. The conversion to the Euro has not had a material effect on the financial condition or results of operations of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


           The Company's carrying value of cash, marketable securities, trade accounts receivable, accounts payable, accrued liabilities, royalties payable and its existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

           In recent years, the Company has restructured its foreign operations. As of June 30, 2002, foreign operations represented 1.3% and 2.0% of consolidated net revenues and total assets, respectively. The company also recorded approximately $7.6 million in operating losses related to foreign operations of which approximately 95% related to a development studio located outside the United States. Currently, substantially all of the Company's business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company's results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

Interest Rates

            The Company is exposed to market risk from changes in interest rates on its revolving credit facility, its related party credit facility and the medium-term loan. Outstanding balances under these three facilities (which aggregated approximately $115.8 million at June 30, 2002) bear interest at variable rates based on a margin over LIBOR. Based on the amount outstanding as of June 30, 2002, a 100 basis point change in interest rates would result in an approximate $1.2 million change to the Company's annual interest expense. For fixed rate debt including the short-term promissory notes,

Infogrames SA 0% subordinated convertible notes (formerly the GAP 0% Notes) and the 5% subordinated convertible note with a subsidiary of Infogrames SA aggregating approximately $120.4 million at June 30, 2002, interest rate changes effect the fair market value of such debt, but do not impact the Company's earnings.

ITEM 8.  INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Consolidated Financial Statements, and notes thereto, and the Financial Statement Schedule of the Company, are presented on pages F-1 through F-32 hereof as set forth below:

                                                                                                              PAGE
                                                                                                              ----
           INFOGRAMES, INC.  AND SUBSIDIARIES
              Independent Auditors' Report...........................................................           F-1
              Consolidated Balance Sheets as of June 30, 2001 and June 30, 2002......................           F-2
              Consolidated Statements of Operations and Comprehensive Loss for the Year
                 Ended March 31, 2000, the Three Months Ended June 30, 2000 and
                 the Years Ended June 30, 2001 and 2002..............................................           F-3
              Consolidated Statements of Cash Flows for the Year Ended March 31, 2000,
                 the Three Months Ended June 30, 2000 and the Years Ended June 30, 2001 and 2002.....           F-4
              Consolidated Statements of Stockholders' Equity (Deficiency) for the Year
                 Ended March 31, 2000, the Three Months Ended June 30, 2000 and the
                 Years Ended June 30, 2001 and 2002..................................................           F-6
              Notes to the Consolidated Financial Statements.........................................   F-8 to F-37
           FINANCIAL STATEMENT SCHEDULE
              For the Year Ended March 31, 2000, the Three Months Ended June 30, 2000 and the
              Years Ended June 30, 2001 and 2002
              Schedule II--Valuation and Qualifying Accounts.........................................          F-38

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

           The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, entitled "Election of Directors" and "Executive Officers" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

           The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, entitled "Executive Compensation" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

           The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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

10.3 The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.4 The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Company's proxy statement dated June 29, 2000.*

10.5 The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.6 Employment Agreement, dated April 28, 1998, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.6a Agreement and Release, dated April 7, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10a to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.6b Letter Agreement, dated June 15, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10b to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.6c Letter Agreement, dated December 21, 2000, by and between Harry Rubin and the Company is incorporated herein by reference to Exhibit 10.6c to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.6d Employment Agreement, dated as of June 1, 2002, by and between Harry Rubin and the Company.*

10.7 Letter Agreement, dated April 20, 2000, by and between David Fremed and the Company is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.8 Letter Agreement, dated September 7, 2000, by and between Lisa Rothblum and the Company is incorporated herein by reference to
           Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

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

10.11 Lease Agreement between the Company and Netbreeders Realty LLC, dated November 1, 1999, is incorporated herein by reference to Exhibit
           10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.12 Lease Agreement between the Company and CarrAmerica Realty Corporation, dated February 17, 2000, is incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.13 Sublease Agreement between the Company and North American Mortgage Company, dated February 17, 2000, is incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.14 Sublease Agreement between the Company and SAVI Technology, Inc., dated May 30, 2001, is incorporated herein by reference to Exhibit
           10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.15 Lease Agreement between the Company and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001, is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.16 Lease Agreement between the Company and MV 1997, L.L.C., dated November 24, 1997, is incorporated herein by reference to Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.17 Lease Agreement between the Company and Northwest Properties Realty Corp., dated February 22, 1999, is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.18 Lease Agreement between the Company and Cimarron Airpark L.L.C. VIII, dated June 1, 1995, is incorporated herein by reference to Exhibit
           10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.19 Sublease Agreement between the Company and XPIDATA, Inc., dated December 6, 1996, is incorporated herein by reference to Exhibit
           10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.20 Lease Agreement between the Company and Brookfield J, LLC, dated December 23, 1998, is incorporated herein by reference to Exhibit
           10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

10.26a Amendment to Distribution Agreement between Infogrames Entertainment SA and the Company dated as of July 1, 2000, is incorporated herein by reference to Exhibit 10.26a to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

10.28o Ninth Amendment to the Credit Agreement, dated as of June 7, 2001, to the Credit Agreement by and between the Company and Infogrames Entertainment SA, is incorporated herein by reference to Exhibit 10.28o to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.28p Tenth Amendment to the Credit Agreement, dated as of December 31, 2001, to the Credit Agreement by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to
           Exhibit 10.1 to the Company's Quarterly Report on 10-Q filed on February 14, 2002.

10.28q Eleventh Amendment to the Credit Agreement, dated as of March 29, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to
           Exhibit 10.1 to the Company's Quarterly Report on 10-Q filed on May 15, 2002.

10.28r Twelfth Amendment to the Credit Agreement, dated as of June 30, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA.

10.28s Thirteenth Amendment to the Credit Agreement, dated as of September 30, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA.

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

10.46 Services Agreement, dated as of January 26, 2001, between the Company and Infogrames Interactive, Inc, is incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.47 Letter Agreement, dated as of January 26, 2001, between the Company and Infogrames Entertainment SA, is incorporated herein by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.48 Stock Purchase Agreement, dated as of April 23, 2002, by and among Interplay Entertainment Corp., Shiny Entertainment, Inc., David Perry, Shiny Group, Inc. and the Company is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 15, 2002.

10.49 Amendment No. 1 to Stock Purchase Agreement, dated as of April 30, 2002, by and among Interplay Entertainment Corp., Shiny Entertainment, Inc., David Perry, Shiny Group, Inc. and the Company is incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on May 15, 2002.

10.50 Interplay Promissory Note, dated as of April 30, 2002, issued by the Company to Interplay Entertainment Corp.

10.51 Europlay Promissory Note, dated as of April 30, 2002, issued by the Company to Europlay 1 LLC.

10.52 Akin Promissory Note, dated as of April 30, 2002, issued by the Company to Akin, Gump, Strauss, Hauer & Feld, L.L.P.

10.53 Letter of Employment, dated as of April 23, 2002, between David Perry and the Company.*

10.54 Letter Agreement, dated as of November 30, 2001, between the Company and BNP Paribas is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 14, 2002.

10.55 Lease Agreement between Prima Development Corp. and the Company dated May 17, 2002.

10.56 Lease Agreement between Parabola Estates Limited and Reflections Interactive Limited dated September 10, 2001.

16.1 Letter from Arthur Andersen LLP, dated March 20, 2000, addressed to the Securities and Exchange Commission in accordance with Item 304(a)(3) is incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated March 20, 2000.

20.1 Current Report on Form 8-K filed on April 25, 2002 is incorporated herein by reference.

20.2 Current Report on Form 8-K filed on May 15, 2002 is incorporated herein by reference.

20.3 Amendment on Form 8-K/A filed on July 15, 2002, which amends Current Report on Form 8-K filed on May 15, 2002, is incorporated herein by reference.

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

23.2       Consent of Deloitte & Touche LLP.

23.3       Consent of Arthur Andersen LLP is incorporated herein by reference to
           Exhibit 23.2 to the Company's Registration Statement on Form S-8 filed on May 22, 2002.

23.4 Consent of Deloitte & Touche LLP is incorporated herein by reference to Exhibit 23.3 to the Company's Registration Statement on Form S-8 filed on May 22, 2002.

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

           (c) Reports on Form 8-K

           The Company filed the following Current Reports on Form 8-K during the fiscal year ended June 30, 2002:

DATE OF REPORT             ITEMS REPORTED       FINANCIAL STATEMENTS FILED
--------------             --------------       --------------------------
April 25, 2002                      9           None.

May 15, 2002                      2, 7          None(1)
                                                (i)   Financial Statements of Shiny Entertainment, Inc.
July 15, 2002(2)                  2, 7          (ii)  Infogrames, Inc. Pro Forma Consolidated Financial Statements.

---------------

(1) Financial statements which were required to be filed were subsequently filed in an amendment filed on July 15, 2002.

(2) This report represents Form 8-K/A, Amendment No. 1 to Current Report on Form 8-K, which Form 8-K was originally filed on May 15, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INFOGRAMES, INC.

                                             By: /s/ DAVID J. FREMED
                                                 -------------------------------
                                                 Name:  David J. Fremed
                                                 Title: Chief Financial Officer
                                                 Date:  September 25, 2002


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

             SIGNATURE                                 TITLE(S)                                      DATE
             ---------                                 --------                                      ----
         /s/ BRUNO BONNELL             Chairman of the Board of Directors and Chief           September 25, 2002
-----------------------------------    Executive Officer (principal executive
           Bruno Bonnell               officer) and Director

         /s/ DENIS GUYENNOT            Director and President, Chief Operating                September 25, 2002
-----------------------------------    Officer and Secretary
           Denis Guyennot

        /s/ DAVID J. FREMED            Chief Financial Officer (principal financial           September 25, 2002
-----------------------------------    officer and principal accounting officer)
          David J. Fremed

         /s/ JAMES ACKERLY             Director                                               September 25, 2002
-----------------------------------
           James Ackerly

         /s/ JAMES CAPARRO             Director                                               September 25, 2002
-----------------------------------
           James Caparro

       /s/ THOMAS A. HEYMANN           Director                                               September 25, 2002
-----------------------------------
         Thomas A. Heymann

         /s/ ANN E. KRONEN             Director                                               September 25, 2002
-----------------------------------
           Ann E. Kronen

        /s/ THOMAS MITCHELL            Director                                               September 25, 2002
-----------------------------------
          Thomas Mitchell

        /s/ THOMAS SCHMIDER            Director                                               September 25, 2002
-----------------------------------
          Thomas Schmider

          /s/ DAVID WARD               Director                                               September 25, 2002
-----------------------------------
            David Ward


* By:  /s/  DAVID J. FREMED                                                                   September 25, 2002
-----------------------------------
(David J. Fremed, Attorney-in-Fact)

                                  CERTIFICATION


      In connection with the Annual Report of Infogrames, Inc. (the "Company") on Form 10-K for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruno Bonnell, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                            By: /s/ Bruno Bonnell
                                                -----------------
                                                Name:  Bruno Bonnell
                                                Title: Chairman of the Board and
                                                       Chief Executive Officer

Date: September 30, 2002

                                  CERTIFICATION

      In connection with the Annual Report of Infogrames, Inc. (the "Company") on Form 10-K for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Fremed, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                              By: /s/ David Fremed
                                                  ----------------
                                                  Name: David Fremed
                                                  Title: Chief Financial Officer

Date: September 30, 2002

                                  CERTIFICATION

      I, Bruno Bonnell, certify that:

      1.    I have reviewed this annual report on Form 10-K of Infogrames, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                            By: /s/ Bruno Bonnell
                                                -----------------
                                                Name:  Bruno Bonnell
                                                Title: Chairman of the Board and
                                                       Chief Executive Officer

Date: September 30, 2002

                                  CERTIFICATION

      I, David Fremed, certify that:

      1.    I have reviewed this annual report on Form 10-K of Infogrames, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                              By: /s/ David Fremed
                                                  ----------------
                                                  Name:  David Fremed
                                                  Title: Chief Financial Officer

Date: September 30, 2002

                        INFOGRAMES, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Infogrames, Inc.
New York, New York

      We have audited the accompanying consolidated balance sheets of Infogrames Inc. and subsidiaries (the "Company") as of June 30, 2002, June 30, 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for years ended June 30, 2002 and 2001, March 31, 2000 and the three months ended June 30, 2000. Our audits also included the consolidated financial statement schedule listed at Item 14. These financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infogrames, Inc. and its subsidiaries as of June 30, 2002 and June 30, 2001 and the consolidated results of their operations and their cash flows for the years ended June 30, 2002 and 2001, March 31, 2000 and the three months ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As described in Note 1, effective July 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company ceased amortization of goodwill.


/s/  Deloitte & Touche LLP



New York, New York
August 29, 2002 (September 30, 2002 as to Note 16)

                        INFOGRAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            JUNE 30,        JUNE 30,
                                                                                              2001            2002
                                                                                           ----------      ----------
ASSETS
Current assets:
    Cash and cash equivalents ..........................................................   $    5,378      $    6,029
    Marketable securities ..............................................................          554              --
    Receivables, net of allowances for bad debts, returns, price protection and other
        customer promotional programs of $56,554 and $50,451, respectively .............       37,240          81,200
    Inventories, net of reserves of $20,360 and $7,695, respectively ...................       29,182          45,235
    Income taxes receivable ............................................................        2,273           1,074
    Due from related parties ...........................................................        4,388           3,849
    Prepaid expenses and other current assets ..........................................        6,743           8,347
                                                                                           ----------      ----------
        Total current assets ...........................................................       85,758         145,734
Property and equipment, net ............................................................       12,996          16,185
Investments ............................................................................        7,122           3,500
Goodwill, net of accumulated amortization of $26,116 for both periods ..................       29,211          72,924
Other assets ...........................................................................        9,997           3,520
                                                                                           ----------      ----------
        Total assets ...................................................................   $  145,084      $  241,863
                                                                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable ...................................................................   $   37,777      $   59,259
    Accrued liabilities ................................................................       31,041          35,615
    Revolving credit facility ..........................................................       34,888          15,000
    Short-term promissory notes ........................................................           --           8,833
    Related party credit facility ......................................................        9,058          61,431
    Royalties payable ..................................................................       12,842           8,915
    Income taxes payable ...............................................................          450           1,447
    Deferred revenue ...................................................................        1,753              --
    Due to related parties .............................................................       15,294           7,111
                                                                                           ----------      ----------
        Total current liabilities ......................................................      143,103         197,611
Long-term debt .........................................................................       39,954              --
Related party debt .....................................................................       65,408         150,947
Long-term deferred revenue .............................................................        1,750           3,500
Other long-term liabilities ............................................................        1,405           5,134
                                                                                           ----------      ----------
        Total liabilities ..............................................................      251,620         357,192
                                                                                           ----------      ----------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or
        outstanding ....................................................................           --              --
    Common stock, $0.01 par value, 300,000 shares authorized, 69,759 and 69,826
        shares issued and 69,524 and 69,826 shares outstanding, respectively ...........          698             698
   Additional paid-in capital ..........................................................      486,306         485,759
   Accumulated deficit .................................................................     (593,991)       (604,921)
   Accumulated other comprehensive income ..............................................        2,803           3,135
   Treasury shares, at cost, 235 shares and 0 shares, respectively .....................       (2,352)             --
                                                                                           ----------      ----------
         Total stockholders' deficiency ................................................     (106,536)       (115,329)
                                                                                           ----------      ----------
         Total liabilities and stockholders' deficiency ................................   $  145,084      $  241,863
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

                        INFOGRAMES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS
                                                                             YEAR ENDED      ENDED              YEARS ENDED
                                                                              MARCH 31,     JUNE 30,             JUNE 30,
                                                                             ----------------------------------------------------
                                                                                2000          2000          2001          2002
                                                                             ----------------------------------------------------
Net revenues ..............................................................  $  373,596    $   47,781    $  291,388    $  419,045
Cost of goods sold ........................................................     307,292        25,283       125,940       212,380
                                                                             ----------    ----------    ----------    ----------
     Gross profit .........................................................      66,304        22,498       165,448       206,665
Selling and distribution expenses .........................................     140,175        20,076        72,450        84,119
General and administrative expenses .......................................      79,335        17,602        67,341        39,622
In process research and development .......................................          --            --            --         7,400
Research and development ..................................................      71,184        17,275        56,617        69,108
Restructuring and other charges ...........................................      37,948        11,081         3,539            --
Infogrames North America merger costs .....................................          --            --         1,700            --
(Gain) on sale of line of business ........................................          --            --        (5,501)           --
Depreciation and amortization .............................................      25,654         5,788        20,297         5,454
                                                                             ----------    ----------    ----------    ----------
     Operating (loss) income ..............................................    (287,992)      (49,324)      (50,995)          962
Interest expense ..........................................................     (18,123)       (4,328)      (13,399)      (11,956)
Other (expense) income ....................................................        (418)         (497)        1,358        (3,272)
                                                                             ----------    ----------    ----------    ----------
     Loss before provision for (benefit from) income taxes ................    (306,533)      (54,149)      (63,036)      (14,266)
Total provision for (benefit from) income taxes ...........................      40,891         1,251        (2,368)       (3,336)
                                                                             ----------    ----------    ----------    ----------
     Loss from continuing operations ......................................    (347,424)      (55,400)      (60,668)      (10,930)
Discontinued operations:
     Loss on disposal of One Zero Media, Inc. .............................        (477)           --            --            --
                                                                             ----------    ----------    ----------    ----------
     Loss from discontinued operations ....................................        (477)           --            --            --
                                                                             ----------    ----------    ----------    ----------
     Loss before extraordinary item .......................................    (347,901)      (55,400)      (60,668)      (10,930)
Extraordinary item:
     Gain on early extinguishment of debt, net of tax of $1,312 ...........       1,888            --            --            --
                                                                             ----------    ----------    ----------    ----------
     Net loss .............................................................  $ (346,013)   $  (55,400)   $  (60,668)   $  (10,930)
                                                                             ==========    ==========    ==========    ==========
Basic and diluted loss per share from continuing operations ...............  $   (21.11)   $    (2.68)   $    (1.07)   $    (0.16)
Basic and diluted loss per share from discontinued operations .............       (0.03)           --            --            --
Basic and diluted income per share from extraordinary item ................        0.11            --            --            --
                                                                             ----------    ----------    ----------    ----------
Basic and diluted net loss per share ......................................  $   (21.03)   $    (2.68)   $    (1.07)   $    (0.16)
                                                                             ==========    ==========    ==========    ==========
Basic and diluted weighted average shares outstanding(1) ..................      16,451        20,646        56,839        69,722
                                                                             ==========    ==========    ==========    ==========
Net loss ..................................................................  $ (346,013)   $  (55,400)   $  (60,668)   $  (10,930)
Other comprehensive loss:
     Foreign currency translation adjustments .............................       1,683           571         1,382           777
     Unrealized holding gain (loss) on securities .........................       1,768        (1,298)          488           (57)
     Reclassification adjustment for realized gains included in net loss ..          --            --            --          (388)
                                                                             ----------    ----------    ----------    ----------
          Comprehensive loss ..............................................  $ (342,562)   $  (56,127)   $  (58,798)   $  (10,598)
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

                        INFOGRAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS
                                                                              YEAR ENDED      ENDED             YEARS ENDED
                                                                               MARCH 31,     JUNE 30,             JUNE 30,
                                                                              ----------------------------------------------------
                                                                                 2000          2000          2001          2002
                                                                              ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................  $ (346,013)   $  (55,400)   $  (60,668)   $  (10,930)
Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization .........................................      25,654         5,788        20,297         5,454
     Write-down of investments held at cost ................................          --            --           299         3,622
     Deferred income taxes .................................................      48,806           876            --            --
     Recognition of deferred revenue .......................................        (118)            3            --        (1,750)
     Purchase of barter credits ............................................          --        (1,188)           --            --
     Write-off of assets in connection with restructuring charges ..........      30,391         9,592         1,560            --
     Loss from discontinued operations .....................................         477            --            --            --
     Extraordinary gain on General Atlantic Partners, LLC
          0% subordinated convertible note .................................      15,649            --            --            --
     Amortization of discount on debt ......................................         718           956         2,870         2,870
     Accrued interest on revolving credit facility .........................       1,010           956            47            66
     Accrued interest on related party debt ................................         451         1,586         3,429         5,520
     Accretion of interest on short-term promissory notes ..................          --            --            --            66
     Amortization of deferred financing fees ...............................          --            --           956           956
     Write-off of deferred financing costs in connection with
          the General Atlantic Partners, LLC securities exchange ...........       8,985            --            --            --
     Write-off of deferred financing costs in connection with
          the early extinguishment of Credit Agreement .....................       3,188            --            --            --
     Issuance of common stock in lieu of partial royalty payment ...........       4,208            --            --            --
     Issuance of common stock pursuant to employee stock purchase plan .....         581            --            --            --
     Write-off of fixed assets .............................................          --            --            --           547
     In process research and development write-off from acquisition of
           Shiny Entertainment, Inc. .......................................          --            --            --         7,400
     Gain on sale of  marketable securities ................................          --            --            --          (388)
Changes in operating assets and liabilities:
         Receivables, net ..................................................      98,604         7,146          (133)      (43,683)
         Marketable securities .............................................          --            --         3,152            --
         Inventories, net ..................................................     100,885        11,468         3,749       (15,830)
         Royalty advances ..................................................       9,195            --            --            --
         Due from related parties ..........................................          --            --        (4,444)          519
         Due to related parties ............................................       3,023         1,211        28,599       (10,447)
         Prepaid expenses and other current assets .........................       1,301         2,129           949        (1,325)
         Accounts payable ..................................................     (44,538)      (27,065)      (31,329)       20,869
         Accrued liabilities ...............................................      (5,976)       (4,922)       (6,762)        3,810
         Bank overdraft ....................................................         168         2,135        (3,355)           --
         Royalties payable .................................................      (5,940)          322        (5,218)       (3,047)
         Income taxes payable ..............................................      (2,746)           --            --           962
         Deferred revenue ..................................................          --            --         3,445         1,747
         Income taxes receivable ...........................................        (577)        1,346          (916)        1,307
         Other long-term liabilities .......................................         552        (1,223)         (814)        3,714
         Other assets ......................................................      (2,549)       (1,429)         (480)        5,758
                                                                              ----------    ----------    ----------    ----------
              Net cash  used in operating activities .......................     (54,611)      (45,713)      (44,767)      (22,213)
                                                                              ----------    ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ........................................      (9,437)       (2,005)       (6,084)       (8,571)
Proceeds from sale of marketable securities ................................          --            --            --           497
Acquisition of Shiny Entertainment, Inc.,  net of nominal cash acquired ....          --            --            --       (34,010)
                                                                              ----------    ----------    ----------    ----------
              Net cash used in investing activities ........................      (9,437)       (2,005)       (6,084)      (42,084)

                                                                                           THREE MONTHS
                                                                              YEAR ENDED      ENDED             YEARS ENDED
                                                                               MARCH 31,     JUNE 30,             JUNE 30,
                                                                              ----------------------------------------------------
                                                                                 2000          2000          2001          2002
                                                                              ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)  borrowings under related party credit facility, net ..........     (24,364)       34,486        43,068        52,373
Borrowings from related party ..............................................          --            --            --        39,381
Payments to third parties ..................................................          --            --            --        (7,291)
Repayments of revolving credit facility ....................................          --            --            --       (19,888)
Cash received in connection with Infogrames North America  merger ..........       1,307            --            --            --
Issuance of 5% subordinated convertible note ...............................      50,000            --            --            --
Issuance of General Atlantic Partners, LLC  subordinated note ..............      20,000            --            --            --
Issuance of subordinated Cayre Notes .......................................      10,000            --            --            --
Issuance of common stock, net of expenses ..................................      48,677            --            --            --
Proceeds from exercise of warrants in connection with Infogrames ...........
     North America merger ..................................................          --            --            48            --
Proceeds from exercise of stock options ....................................         146             5             6            35
Proceeds from employee stock purchase plan .................................          --            --            71           202
Purchase of treasury shares ................................................          --        (2,322)           --            --
Redemption of preferred stock ..............................................     (30,000)           --            --            --
                                                                              ----------    ----------    ----------    ----------
              Net cash provided by financing activities ....................      75,766        32,169        43,193        64,812
Effect of exchange rates on cash and cash  equivalents                               732         3,155          (427)          136
                                                                              ----------    ----------    ----------    ----------
Net increase (decrease) in cash and cash  equivalents ......................      12,450       (12,394)       (8,085)          651
Cash and cash equivalents -- beginning of fiscal year ......................      13,407        25,857        13,463         5,378
                                                                              ----------    ----------    ----------    ----------
Cash and cash equivalents -- end of fiscal year ............................  $   25,857    $   13,463    $    5,378    $    6,029
                                                                              ==========    ==========    ==========    ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                                                           SERIES A        SERIES A
                                                         CONVERTIBLE      CONVERTIBLE     COMMON                  ADDITIONAL
                                                          PREFERRED        PREFERRED      STOCK       COMMON       PAID-IN
                                                         STOCK SHARES        STOCK        SHARES      STOCK        CAPITAL
                                                         ------------        -----        ------      -----        -------
BALANCE, MARCH 31, 1999 ...............................           600     $  30,000        14,555    $     145    $ 161,655
Exchange of preferred stock for long-term debt ........          (600)      (30,000)           --           --           --
Issuance of warrants to Infogrames Entertainment S.A ..            --            --            --           --        8,983
Issuance of warrants in connection with
    revolving credit facility .........................            --            --            --           --        3,188
Issuance of common stock in lieu of partial
    royalty payment ...................................            --            --           297            3        4,205
Issuance of common stock pursuant to employee
    stock purchase plan ...............................            --            --            48            1          582
Issuance of common stock to Infogrames
    Entertainment S.A.,  net ..........................            --            --         5,714           57       48,620
Exercise of stock options .............................            --            --            61            1          145
Infogrames North America Merger .......................            --            --            --            1       65,900
Net loss ..............................................            --            --            --           --           --
Currency translation adjustment .......................            --            --            --           --           --
Unrealized gain on securities .........................            --            --            --           --           --
                                                         ------------     ---------     ---------    ---------    ---------
BALANCE, MARCH 31, 2000 ...............................            --            --        20,675          208      293,278
Exercise of stock options .............................            --            --            10           --            6
Net loss ..............................................            --            --            --           --           --
Treasury shares .......................................            --            --            --           --           --
Currency translation adjustment .......................            --            --            --           --           --
Unrealized loss on securities .........................            --            --            --           --           --
                                                         ------------     ---------     ---------    ---------    ---------
BALANCE, JUNE 30, 2000 ................................            --            --        20,685          208      293,284
Issuance of shares for Infogrames North
     America  merger ..................................            --            --        28,000          280           --
Conversion of warrants at $0.05 a share ...............            --            --           955            9           39
Conversion of related party credit facility at
     $6.40 a share ....................................            --            --        20,089          200      128,370
Conversion of Infogrames North America
     related party payables ...........................            --            --            --           --       64,907
Issuance of common stock pursuant to employee
     stock purchase plan ..............................            --            --            25           --           71
Sales of treasury shares in lieu of partial royalty
     payment ..........................................            --            --            --           --         (370)
Exercise of stock options .............................            --            --             5            1            5
Net loss ..............................................            --            --            --           --           --
Currency translation adjustment .......................            --            --            --           --           --
Unrealized gain on securities .........................            --            --            --           --           --
                                                         ------------     ---------     ---------    ---------    ---------

                                                                        ACCUMULATED
                                                                           OTHER                     TREASURY
                                                          ACCUMULATED   COMPREHENSIVE     TREASURY   SHARES
                                                            DEFICIT     (LOSS) INCOME      SHARES    AT COST         TOTAL
                                                            -------     -------------      ------    -------         -----
BALANCE, MARCH 31, 1999 ...............................   $ (62,876)    $  (1,791)           --     $      --     $ 127,133
Exchange of preferred stock for long-term debt ........          --            --            --            --       (30,000)
Issuance of warrants to Infogrames Entertainment S.A ..          --            --            --            --         8,983
Issuance of warrants in connection with
    revolving credit facility .........................          --            --            --            --         3,188
Issuance of common stock in lieu of partial
    royalty payment ...................................          --            --            --            --         4,208
Issuance of common stock pursuant to employee
    stock purchase plan ...............................          --            --            --            --           583
Issuance of common stock to Infogrames
    Entertainment S.A.,  net ..........................          --            --            --            --        48,677
Exercise of stock options .............................          --            --            --            --           146
Infogrames North America Merger .......................     (69,034)           --            --            --        (3,133)
Net loss ..............................................    (346,013)           --            --            --      (346,013)
Currency translation adjustment .......................          --         1,683            --            --         1,683
Unrealized gain on securities .........................          --         1,768            --            --         1,768
                                                          ---------     ---------     ---------     ---------     ---------
BALANCE, MARCH 31, 2000 ...............................    (477,923)        1,660            --            --      (182,777)
Exercise of stock options .............................          --            --            --            --             6
Net loss ..............................................     (55,400)           --            --            --       (55,400)
Treasury shares .......................................          --            --           332        (3,322)       (3,322)
Currency translation adjustment .......................          --           571            --            --           571
Unrealized loss on securities .........................          --        (1,298)           --            --        (1,298)
                                                          ---------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2000 ................................    (533,323)          933           332        (3,322)     (242,220)
Issuance of shares for Infogrames North
     America  merger ..................................          --            --            --            --           280
Conversion of warrants at $0.05 a share ...............          --            --            --            --            48
Conversion of related party credit facility at
     $6.40 a share ....................................          --            --            --            --       128,570
Conversion of Infogrames North America
     related party payables ...........................          --            --            --            --        64,907
Issuance of common stock pursuant to employee
     stock purchase plan ..............................          --            --            --            --            71
Sales of treasury shares in lieu of partial royalty
     payment ..........................................          --            --           (97)          970           600
Exercise of stock options .............................          --            --            --            --             6
Net loss ..............................................     (60,668)           --            --            --       (60,668)
Currency translation adjustment .......................          --         1,382            --            --         1,382
Unrealized gain on securities .........................          --           488            --            --           488
                                                          ---------     ---------     ---------     ---------     ---------

                                                           SERIES A        SERIES A
                                                         CONVERTIBLE      CONVERTIBLE     COMMON                  ADDITIONAL
                                                          PREFERRED        PREFERRED      STOCK       COMMON       PAID-IN
                                                         STOCK SHARES        STOCK        SHARES      STOCK        CAPITAL
                                                         ------------        -----        ------      -----        -------
BALANCE, JUNE 30, 2001 ................................            --            --        69,759          698      486,306
Issuance of common stock pursuant to employee
     stock purchase plan ..............................            --            --            30           --          204
Sales of treasury shares in lieu of partial royalty
    payment ...........................................            --            --            --           --       (1,497)
Exercise of stock options .............................            --            --             5           --           32
Net loss ..............................................            --            --            --           --           --
Currency translation adjustment .......................            --            --            --           --           --
Unrealized loss on securities .........................            --            --            --           --           --
Reclassification adjustment for realized gains
     included in net loss .............................            --            --            --           --           --
Assumption of stock options pursuant to the
     acquisition of Shiny Entertainment, Inc. .........            --            --            --           --          672
Conversion of warrants under cash - less
     exercise option ..................................            --            --            21           --            1
Issuance of common stock in lieu of partial
    royalty payment ...................................            --            --            11           --           41
                                                           ----------     ---------     ---------    ---------    ---------
BALANCE, JUNE 30, 2002 ................................            --     $      --        69,826    $     698    $ 485,759
                                                           ----------     ---------     ---------    ---------    ---------

                                                                        ACCUMULATED
                                                                           OTHER                     TREASURY
                                                          ACCUMULATED   COMPREHENSIVE     TREASURY   SHARES
                                                            DEFICIT     (LOSS) INCOME      SHARES    AT COST         TOTAL
                                                            -------     -------------      ------    -------         -----
BALANCE, JUNE 30, 2001 ................................    (593,991)        2,803           235        (2,352)     (106,536)
Issuance of common stock pursuant to employee
     stock purchase plan ..............................          --            --            --            --           204
Sales of treasury shares in lieu of partial royalty
    payment ...........................................          --            --          (235)        2,352           855
Exercise of stock options .............................          --            --            --            --            32
Net loss ..............................................     (10,930)           --            --            --       (10,930)
Currency translation adjustment .......................          --           777            --            --           777
Unrealized loss on securities .........................          --           (57)           --            --           (57)
Reclassification adjustment for realized gains
     included in net loss .............................          --          (388)           --            --          (388)
Assumption of stock options pursuant to the
     acquisition of Shiny Entertainment, Inc. .........          --            --            --            --           672
Conversion of warrants under cash - less
     exercise option ..................................          --            --            --            --             1
Issuance of common stock in lieu of partial
    royalty payment ...................................          --            --            --            --            41
                                                          ---------     ---------     ---------     ---------     ---------
BALANCE, JUNE 30, 2002 ................................   $(604,921)    $   3,135            --     $      --     $(115,329)
                                                          ---------     ---------     ---------     ---------     ---------

    All periods have been restated to reflect the one-for-five reverse stock split approved by the Company's Board of Directors which became effective on June 26, 2000.


       The accompanying notes are an integral part of these consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business

      Infogrames, Inc., formerly GT Interactive Software Corp., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and Playstation2, Microsoft's Xbox and Nintendo's GameCube and Gameboy. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations. Infogrames Entertainment SA ("Infogrames SA") owns approximately 89% of the Company (Note 2). The Company relies on financial and operational support from its parent. The Company believes that it is Infogrames SA's present intention to continue such support as Infogrames SA deems necessary to fund operations for the next twelve months.

   Basis of Presentation

      On September 6, 2000, the Company entered into a merger agreement with Infogrames North America, Inc. ("INA"), a wholly-owned subsidiary of Infogrames SA, a company under common control. The Company acquired INA through the creation of a wholly-owned subsidiary that merged with and into INA. Upon completion of the merger, INA became a wholly-owned subsidiary of the Company. The accompanying consolidated financial statements of the Company have been combined as of December 16, 1999, with those of INA, as a result of a merger (the "Merger") between the Company and INA. The effective date of the Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.

   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

   Revenue Recognition

      Revenue is recognized when title and risk of loss transfers to the customer, provided that collection of the resulting receivable is deemed probable by management.

      The Company is not contractually obligated to accept returns except for defective product. However, the Company may permit its customers to return or exchange product and may provide pricing allowances for estimated returns, price concessions, or other allowances on a negotiated basis. We estimate such returns and allowances based upon management's evaluation of our historical experience, retailer inventory levels, the nature of the titles and other factors. Such estimates are deducted from gross sales and provided for at the time revenue is recognized.

   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

   Cash and Cash Equivalents

      Cash and cash equivalents consist of cash in banks and highly liquid, short-term investments with original maturities of three months or less at the date acquired.

   Inventories

      Inventories are stated at the lower of cost (average cost method) or market. Allowances are established to reduce the recorded cost of obsolete inventory and slow moving inventory to its net realizable value.

   Property and Equipment

      Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.

   Income Taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

   Goodwill

      On June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective July 1, 2001. Such adoption did not result in an impairment of goodwill, based on an assessment of fair value performed by an independent appraisal company; however, changes in the facts and circumstances relating to the Company's goodwill and other intangible assets could result in an impairment of intangible assets in the future.

      Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net loss and loss per share would have been as follows (in thousands):

                                                                      THREE
                                                                      MONTHS
                                                       YEAR ENDED     ENDED            YEARS ENDED
                                                        MARCH 31,    JUNE 30,            JUNE 30,
                                                          2000         2000         2001         2002
                                                          ----         ----         ----         ----
Net loss.............................................  $ (346,013)  $  (55,400)  $  (60,668)  $  (10,930)
Add: Goodwill amortization, net of tax...............      12,454        3,088       11,597           --
                                                       ----------   ----------   ----------   ----------
Pro forma loss.......................................  $ (333,559)  $  (52,312)  $  (49,071)  $  (10,930)
                                                       ==========   ==========   ==========   ==========

Basic and diluted net loss per share as reported.....  $   (21.03)  $    (2.68)  $    (1.07)  $    (0.16)
Add: Goodwill amortization, net of tax...............        0.76         0.15         0.20           --
Pro forma basic and diluted net loss per share.......  $   (20.27)  $    (2.53)  $    (0.87)  $    (0.16)

   Fair Values of Financial Instruments

      SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party credit facility and amounts due to and from related parties are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. Management believes the fair value of short-term promissory notes, long-term debt and related party debt closely approximates its carrying value based on current market interest rates and the incremental borrowing rate of the Company. The Company uses quoted market prices to calculate these fair values, when available.

   Marketable Securities

      Management classifies equity securities as available-for-sale securities under the provisions defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of its investments at the time of purchase and reevaluates it's classification at each balance sheet date. Available-for-sale securities are carried at market value with the unrealized gains and losses reported as a component of accumulated comprehensive loss. The cost of investments sold is determined on the first-in, first-out method.

   Long-Lived Assets

      The Company reviews long-lived assets, such as fixed assets and certain identifiable intangibles to be held, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated fair market value of the asset is less than the carrying amount of the asset plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds its fair value, as defined in SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

   Research and Development Costs

      Research and development costs related to the design, development and testing of new software products are charged to expense as incurred. Research and development costs also include payments for royalty advances ("Milestone Payments") to third-party developers for products that are currently in development.

      Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company follows the policy of expensing Milestone Payments as incurred, treating such costs as research and development expenses.

License Advances

      Payments made to license intellectual property from third parties are capitalized and amortized over projected unit sales. Management evaluates the carrying value of these capitalized licenses and records any impairment in value, if any, as research and development expense.

   Advertising Expenses

      Advertising costs are expensed as incurred. Advertising expenses for the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, amounted to approximately $67.6 million, $8.1 million, $21.2 million and $34.2 million, respectively.

   Foreign Currency

      Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been reported as a component of accumulated comprehensive loss.

   Shipping and Handling Costs

      Shipping and handling costs incurred to move product to the customer are charged to selling and distribution expense. For the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, these charges were approximately $18.6 million, $1.6 million, $14.4 million, and $17.7 million, respectively.

   Foreign Exchange Gains (Losses)

      Foreign exchange gains or losses arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency. Foreign currency exchange gains (losses) included in operations amounted to $(0.1) million, in the fiscal year ended March 31, 2000. For the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, foreign exchange gains (losses) were nominal.

Reclassifications

      Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

   Net Loss Per Share

      Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock-based compensation plans would be anti-dilutive and, therefore, have not been considered in the diluted loss per share calculation for the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002.

   Discontinued Operations

      Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of the Company reflect the disposal of One Zero Media, Inc. ("OZM"), as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows, and have been reported through its date of disposition as "Loss from discontinued operations".

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

New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-25, "Vendor Income Statement Characterization from Vendor to a Retailer" and EITF Issue No. 01-09, "Accounting for Consideration given to a Customer or a Reseller of the Vendor's Products". EITF Issue No. 00-25 outlines required accounting treatment of certain sales incentives, including slotting or placement fees, cooperative advertising arrangements, buydowns and other allowances. EITF Issue No. 01-09 codifies and reconciles certain issues from EITF Issue No. 00-25. The impact of the new accounting principle resulted in the reclassification of cooperative advertising from selling and distribution expenses to a reduction of net revenues and has no impact on the Company's financial position or net loss. All comparative periods have been reclassified to conform to the new requirements.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Management believes that the effect of implementing this pronouncement will not have a material impact on the Company's financial condition or results of operations.

      Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to SFAS No. 13 and the technical corrections are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. The Company will adopt the provisions of SFAS No. 145 upon the relative effective dates and does not expect it to have a material effect on Company's results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its results of operations and financial position.

NOTE 2 - PURCHASE OF MAJORITY INTEREST BY INFOGRAMES SA

      As of June 30, 2002, Infogrames SA and subsidiaries owns approximately 89% of the voting stock of the Company which was acquired through the following transactions:

      - On February 23, 1999 General Atlantic Partners, LLC ("GAP") purchased an aggregate of 600,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $30 million. Each share of Preferred Stock was convertible into 2 shares of the Company's common stock.

      - On June 29, 1999, GAP entered into a Subordinated Loan Commitment Letter (the "Commitment Letter") pursuant to which GAP agreed to loan the Company on July 30, 1999 an aggregate of $20 million if the Company had not paid in full on July 20, 1999 certain amounts owed under the existing credit agreement.

      - On June 29, 1999, pursuant to a Warrant Agreement, dated June 29, 1999 (the "Warrant Agreement"), among the Company, GAP, Joseph J. Cayre, Kenneth Cayre and Stanley Cayre, the Company issued to GAP warrants to purchase, at an exercise price equal to $0.05 per share, 100,000 shares of the Company's common stock, in consideration of the execution by GAP of the Commitment Letter. Pursuant to the Warrant Agreement, the aggregate number of warrants was subject to automatic increase by the following number of warrants (the "Additional Warrants") on the following dates upon the occurrence of the following events (the "Triggering Events"): (i) 300,000 on July 30, 1999, if the parties to the Warrant Agreement made the subordinated loans under the Commitment Letter, (ii) 500,000 on November 1, 1999 if the Company had not executed on or prior to October 31, 1999, an agreement (a "Sale Agreement") relating to a recapitalization, reorganization, merger, sale or other business combination transaction after the consummation of which the stockholders of the Company did not hold at least a majority of the voting power of the surviving person, (iii) 500,000 on the date of termination of such Sale Agreement if the Company entered into such an agreement on or prior to October 31, 1999, but such Sale Agreement thereafter terminated for any reason, (iv) 600,000 on February 29, 2000 if the Company had not closed the transactions contemplated by the Sale Agreement on or prior to February 28, 2000 and repaid in full the subordinated loans made pursuant to the Commitment Letter and (v) 600,000 on June 30, 2000, and the last day of each fiscal quarter thereafter if the Company had not repaid in full during such quarter the subordinated loans made pursuant to the Commitment Letter. The Additional Warrants have an exercise price of $0.05 per share.

      - On July 29, 1999, in accordance with the Commitment Letter, GAP made a $20.0 million unsecured subordinated loan to the Company. Concurrently, in accordance with the Warrant Agreement, the Company issued to GAP 300,000 Additional Warrants to purchase shares of the Company's common stock. On October 31, 1999, in accordance with the Warrant Agreement, the Company issued to GAP 500,000 Additional Warrants to purchase shares of the Company's common stock.

      - On November 15, 1999, Infogrames SA purchased from the Company a $25.0 million principal amount Short-Term Senior Secured Note ("Short-Term Note"). In connection with this transaction, the Company issued to Infogrames SA warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $0.05 per share.

      - On December 16, 1999, the Company consummated the following transactions with Infogrames SA and certain partnerships affiliated with GAP. Infogrames SA, the founding Cayre family, and GAP entered into following transactions as well:

            a) Infogrames SA purchased 6,711,701 shares of the Company's common stock from the Cayre family, founders of GT Interactive Software Corp., for $25.0 million and also purchased from the Cayre family $10.0 million of subordinated notes ("Cayre Notes") of the Company.

            b) Infogrames SA purchased 5,714,286 shares of the Company's common stock from the Company for $50.0 million ($8.75 per share) and approximately $60.6 million principal amount of a new 5% subordinated convertible note of the Company in exchange for $25.0 million in cash, the Cayre Notes, the Short-Term Note and $0.6 million accrued interest. The new 5.0% subordinated convertible note is convertible into the Company's common stock at $9.25 per share (Note 16).

            c) The Company issued to GAP $50.0 million principal amount of non-interest bearing subordinated convertible notes (the "GAP 0% Notes") in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company, and accrued interest thereon, held by GAP. These notes are convertible into the Company's common stock at $20.00 per share (Note 16). These notes were subsequently assumed by Infogrames SA, in December 2001.

            d) Infogrames SA acquired from GAP warrants to purchase approximately 900,000 shares of common stock of the Company at an exercise price of $0.05 per share, for nominal consideration.

      As a result of these transactions and the Company's merger with INA (Note
3), as of June 30, 2002, Infogrames SA owns approximately 61,670,216 shares of the Company's common stock.

NOTE 3 - INFOGRAMES NORTH AMERICA MERGER

      On October 2, 2000 the Company completed a merger with INA, a wholly-owned subsidiary of its majority shareholder Infogrames SA, (the "INA Merger"). This transaction was treated as a common control business combination accounted for on an "as-if pooled" basis. The following outlines the transactions consummated by the Company as of October 2, 2000:

      a) The Company and Infogrames SA entered into a distribution agreement, which provides for the distribution by the Company of Infogrames SA's products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA either 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater.

      b) All outstanding debt under the Company's revolving credit agreement (the "Credit Agreement") and certain intercompany payables between the Company and Infogrames SA were converted into the Company's common stock at $6.40 a share. The balance of the Credit Agreement and certain intercompany payables prior to the merger was approximately $128.6 million which converted to 20,089,224 shares of the Company's common stock. In addition, the Company amended the Credit Agreement with Infogrames SA to provide for an aggregate commitment of $50.0 million with primarily the same terms as the previous facility. The Credit Agreement has been subsequently amended to increase the aggregate commitment to $75.0 million and extend the term to December 31, 2002 (Note 16). However, Infogrames SA has agreed that prior to July 1, 2003, it will not demand payment of the outstanding balance of the credit facility at September 30, 2002 of approximately $55.2 million, except under certain circumstances provided for in the amendment.

      c) All warrants held by Infogrames SA and California U.S. Holdings, Inc., a wholly-owned subsidiary of Infogrames SA ("CUSH"), were exercised for an aggregate of 955,000 of the Company's common stock at $0.05 per share.

      d) The Company assumed a $35.0 million revolving credit facility (the "BNP Credit Facility") with BNP Paribas ("BNP") which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. This Credit Agreement has been amended to extend its terms (Note 16) and was subsequently paid in full in August 2002.

      e) The Company issued 28,000,000 shares of common stock to CUSH in exchange for all the outstanding shares of INA. The net assets of INA were valued at approximately $5.1 million as of October 2, 2000.

      For the period from December 16, 1999 through June 30, 2000, the Company was granted the non-exclusive right in the United States and Canada to act as the sales agent for INA's products, pursuant to which the Company received 3.0% of net receipts for such products. The parties entered into a subsequent agreement for the period from July 1, 2000 to October 2, 2000, pursuant to which the Company received 15.0% of net receipts for such products. These agreements were terminated upon consummation of the INA Merger.

      The following summary of separate company operating information is for the Company and INA for all periods presented up to the date of the merger. No information is included for the fiscal year ended March 31, 1999 since that period is prior to the date of common control.

Summarized financial data for the fiscal year ended March 31, 2000 are as follows (in thousands):

                                                            THE COMPANY         INA           TOTAL
                                                            -----------         ---           -----
Net revenues.............................................   $   363,670     $    9,926     $   373,596
Operating loss...........................................      (263,291)       (24,701)       (287,992)
Loss from continuing operations..........................      (322,133)       (25,291)       (347,424)
Loss from discontinued operations........................          (477)            --            (477)
Loss before extraordinary items..........................      (322,610)       (25,291)       (347,901)
Gain from extraordinary item, net of tax of $1,312.......         1,888             --           1,888
Net loss.................................................      (320,722)       (25,291)       (346,013)

Summarized financial data for the three months ended June 30, 2000 are as follows (in thousands):

                                                            THE COMPANY         INA           TOTAL
                                                            -----------         ---           -----
Net revenues.............................................   $    33,063     $   14,718     $    47,781
Operating loss...........................................       (37,366)       (11,958)        (49,324)
Loss from continuing operations..........................       (41,944)       (13,456)        (55,400)
Net loss.................................................       (41,944)       (13,456)        (55,400)

NOTE 4 - ACQUISITIONS

      In November 1998, the Company acquired OZM, an Internet entertainment content company, in exchange for 458,000 newly issued shares of the Company's common stock and approximately 117,000 stock options to purchase the Company's common stock. Total consideration, including acquisition costs, was approximately $17.2 million, which was allocated to net assets acquired and goodwill. The acquisition was accounted for as a purchase, because it was the Company's intention to sell an ownership interest in OZM. At March 31, 1999, the Company decided to sell OZM within the next six months and therefore OZM is accounted for as a discontinued operation. OZM was sold in July 1999. This resulted in a loss from discontinued operations of $19.5 million, $0.5 million of which recognized in the fiscal year ended March 31, 2000.

      On April 30, 2002, the Company acquired all of the outstanding shares of common stock of Shiny Entertainment, Inc. ("Shiny"), a videogame development studio. Total consideration, including acquisition costs and assumption of options to purchase shares of common stock of Shiny was approximately $50.8 million. The acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, in process research and development and goodwill. Accordingly, $7.4 million of in process research and development was expensed in the year ended June 30, 2002. The purchase price paid by the Company for the shares of Shiny consisted of (i) $31.0 million in cash at closing, (ii) the issuance of short-term promissory notes for an aggregate principal face amount of $16.2 million payable by the Company in installments through July 31, 2002, (iii) $2.0 million paid to third party licensors, (iv) assumption of employee stock options granted to purchase shares of Shiny valued at $0.7 million and (v) approximately $1.0 million in professional and legal costs associated with the acquisition. The Company financed the purchase with borrowings from Infogrames SA, under a medium-term loan, which guaranteed repayments of the short-term promissory notes. Repayment of the medium-term loan will be due in installments commencing no later than December 31, 2003 and ending by June 30, 2004 (Notes 12 and 16).

                         PROFORMA RESULTS OF OPERATIONS

      The following unaudited consolidated pro forma results of operations of the Company for the years ended June 30, 2001 and 2002 give effect to the Shiny acquisition as if it had occurred on July 1, 2000. (in thousands, except per share data)

                                                               June 30,

                                                           2001         2002
                                                           ----         ----
            Net revenues.............................   $  297,954   $  419,045
            Loss before income taxes.................      (77,306)     (17,233)
            Net loss.................................      (74,938)     (13,897)
                                                        -----------  -----------
            Net loss per basic and diluted shares....   $    (1.32)  $    (0.20)
                                                        ===========  ===========

NOTE 5 - GAIN ON SALE OF LINE OF BUSINESS

      On December 1, 2000, the Company entered into a contract to sell all of its property in and rights to the Duke Nukem line of business to an outside party. The Company received consideration in the form of common stock of the purchaser valued at $5.5 million at the date of the transaction and a $6.0 million promissory note. The $5.5 million stock value was recognized during the year ended June 30, 2001. The Company sold the stock in January 2001 for approximately $6.2 million. The note is payable upon completion of certain requirements by an independent developer and will be recognized as income at that time. The Company expects the independent developer to fulfill all requirements under this contract during the Company's 2003 fiscal year.

NOTE 6 - RECEIVABLES, NET

Receivables consist of the following (in thousands):

                                                                                   JUNE 30,
                                                                              2001          2002
                                                                              ----          ----
Trade accounts receivable...............................................   $   93,794    $  131,651
Less: Allowances for bad debts, returns, price protection and other
      customer promotional programs.....................................      (56,554)      (50,451)
                                                                           ----------    ----------
                                                                           $   37,240    $   81,200
                                                                           ==========    ==========

NOTE 7 - INVENTORIES, NET

      Inventories consist of the following (in thousands):

                                                     JUNE 30,
                                                2001          2002
                                                ----          ----
Finished goods.............................  $   45,260    $   43,622
Return inventory...........................       3,449         7,901
Raw materials..............................         833         1,407
                                             ----------    ----------
                                                 49,542        52,930
Less:  Obsolescence reserve                     (20,360)       (7,695)
                                             ----------    ----------
                                             $   29,182    $   45,235
                                             ==========    ==========

NOTE 8 - MARKETABLE SECURITIES AND INVESTMENTS

      In 1995, the Company invested approximately $0.1 million in Zomax Incorporated ("Zomax"), an outsource provider of process management services to software publishers, computer manufacturers and other producers of multimedia products. On December 27, 2001, the Company sold all 62,140 shares of Zomax on the open market at a market price of $8.00 per share or approximately $0.5 million. A realized gain of approximately $0.4 million was recorded after deductions for broker fees and wire transfer fees.

      In 1996, the Company invested approximately $7.1 million in convertible preferred stock of OddWorld Inhabitants, Inc., a privately-held developer of entertainment software ("Oddworld"), which is convertible into 50.0% of the common equity. In the quarter ended June 30, 2002, the Company recorded an impairment charge of approximately $3.6 million in the investment in Oddworld, decreasing the investment value to $3.5 million representing the difference between the estimated fair market value of the investment and its carrying value.

NOTE 9 - PROPERTY AND EQUIPMENT, NET

      Property and equipment consists of the following (in thousands):

                                                                                   JUNE 30,
                                                                              2001          2002
                                                                              ----          ----
Computer equipment.......................................................  $   13,252    $   18,486
Machinery and equipment..................................................       1,838           260
Capitalized computer software............................................       9,679        12,322
Furniture and fixtures...................................................       5,456         5,340
Leasehold improvements...................................................       4,784         6,307
                                                                           ----------    ----------
                                                                               35,009        42,715
Less:  accumulated depreciation..........................................     (22,013)      (26,530)
                                                                           ----------    ----------
                                                                           $   12,996    $   16,185
                                                                           ==========    ==========

      Depreciation expense for the year ended March 31, 2000, the three months ended June 30, 2000 and years ended June 30, 2001 and 2002, amounted to approximately $13.2 million, $2.7 million, $8.7 million and $5.5 million, respectively.

      During the three months ended June 30, 2000 and the year ended June 30, 2001 the Company wrote off total net fixed assets of approximately $9.2 million and $1.6 million, respectively. These decisions were made in connection with the Company's strategic plan to reorganize and re-focus its business and its desire to exit certain product lines (Note 23).

NOTE 10 - ACCRUED LIABILITIES

      Accrued liabilities consist of the following (in thousands):

                                                                                   JUNE 30,
                                                                              2001          2002
                                                                              ----          ----
Restructuring reserve (Note 23)..........................................  $    2,647    $      540
Accrued advertising......................................................       3,897         5,829
Accrued professional fees and other services.............................       3,277         2,156
Accrued salary and related costs.........................................       8,275         7,255
Accrued freight and distribution processing fees.........................       5,598         3,079
Accrued related distribution services....................................       4,322         9,686
Other....................................................................       3,025         7,070
                                                                           ----------    ----------
                                                                           $   31,041    $   35,615
                                                                           ==========    ==========

NOTE 11 - INCOME TAXES

      The components of the provision for (benefit from) income taxes are as follows (in thousands):

                                                            THREE
                                                            MONTHS
                                             YEAR ENDED      ENDED            YEARS ENDED
                                              MARCH 31,     JUNE 30,            JUNE 30,
                                                2000          2000         2001          2002
                                                ----          ----         ----          ----
Federal:
     Current...............................  $   (6,603)   $      375   $       (9)   $   (5,023)
     Deferred..............................      38,499           287           --            --
                                             ----------    ----------   ----------    ----------
                                                 31,896           662           (9)       (5,023)
                                             ----------    ----------   ----------    ----------

State and local:
     Current...............................          --            --           --            --
     Deferred..............................       4,424            --           --            --
                                             ----------    ----------   ----------    ----------
                                                  4,424            --           --            --
                                             ----------    ----------   ----------    ----------

Foreign:
     Current...............................          33            --       (2,359)          501
     Deferred..............................       4,538           589           --         1,186
                                             ----------    ----------   ----------    ----------
                                                  4,571           589       (2,359)        1,687
                                             ----------    ----------   ----------    ----------

Provision for (benefit from) income taxes..  $   40,891    $    1,251   $   (2,368)   $   (3,336)
                                             ==========    ==========   ==========    ==========

      During the year ended June 30, 2002, the Company received a tax benefit of $5.0 million based on a provision contained in The Job Creation and Worker Assistance Act of 2002, signed by the President of the United States on March 9, 2002, which changed the allowable carryback period for net operating losses from two years to five years. This provision enabled the Company to carryback its June 30, 2001 loss and recover taxes paid in 1996.

      A reconciliation of the income tax provision (benefit) computed at the Federal statutory rate to the reported provision for (benefit from) income taxes is as follows (in thousands):

                                                            THREE
                                                            MONTHS
                                             YEAR ENDED      ENDED            YEARS ENDED
                                              MARCH 31,     JUNE 30,            JUNE 30,
                                                2000          2000         2001          2002
                                                ----          ----         ----          ----
Benefit from income taxes computed
     at Federal statutory rate.............  $ (107,287)   $  (18,952)  $  (22,063)   $   (4,993)
(Increase) decrease in benefit from
     income taxes resulting from:
State and local taxes,  net of
     Federal tax benefit...................     (10,969)       (1,603)      (2,458)         (556)
Foreign taxes in excess of Federal
     tax benefit...........................      17,598         3,042       (1,830)        4,277
Goodwill...................................          --            --        4,530            --
Other, net.................................      (1,891)          687          855           475
Increase (decrease) to deferred tax asset
     valuation allowance...................     143,440        18,077       18,598        (2,539)
                                             ----------    ----------   ----------    ----------
Provision for (benefit from) income taxes..  $   40,891    $    1,251   $   (2,368)   $   (3,336)
                                             ==========    ==========   ==========    ==========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                YEARS ENDED
                                                                  JUNE 30,
                                                              2001        2002
DEFERRED TAX ASSETS:
Inventory valuation......................................  $   9,086   $   3,893
Deferred income..........................................        772       3,026
Tax loss carryforwards...................................    171,940     172,289
Restructuring reserve....................................      1,787         923
Allowances for bad debts, returns, price protection
     and other customer promotional programs.............     15,461      10,963
Depreciation.............................................        517       (520)
Related party interest to Infogrames SA..................         --       4,320
In process research and development......................         --       3,034

                                                                YEARS ENDED
                                                                  JUNE 30,
                                                              2001        2002
Other....................................................      3,311       2,407
                                                           ---------   ---------
                                                             202,874     200,335
Less valuation allowance.................................   (202,874)   (200,335)
                                                           ---------   ---------
Net deferred tax asset...................................  $      --   $      --
                                                           =========   =========



      As of June 30, 2002 the Company has combined net operating loss carryforwards of approximately $469.2 million for federal tax purposes. These loss carryforwards are available to offset future taxable income and will expire beginning in the years 2011 through 2022. The Company experienced an ownership change in 1999 as a result of its acquisition by Infogrames SA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition change losses of approximately $203.3 million are subject to an annual limitation.

      A full valuation allowance has been recorded against the net deferred tax asset because management believes it is more likely than not that such asset will not be realized.

      As of June 30, 2002, there were no undistributed earnings for the Company's 100% owned foreign subsidiaries.

NOTE 12 - STOCKHOLDERS' DEFICIT

      On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Charter Amendment"), which increases the total number of shares of authorized capital stock of the Company from 155 million shares to 305 million shares. The Charter Amendment became effective on February 14, 2000. There are currently authorized 300 million shares of the Company's common stock and 5 million shares of the Company's Series A Convertible Preferred Stock.

      As of March 31, 2000, June 30, 2000, 2001 and 2002, the Company had warrants, excluding warrants related to the purchase of the Company by Infogrames SA (Note 2), outstanding to purchase an aggregate of approximately 331,000, 331,000, 316,000 and 302,000 shares, respectively, of the Company's common stock. These warrants were issued to content-providers at exercise prices (ranging from $42.50 to $100.00) not less than the fair market value at the date of issue.

      On June 26, 2000, the Company repurchased approximately 332,000 shares of its common stock in connection with severance agreements with certain of its employees. The repurchased shares of common stock were held as treasury stock.

      On November 6, 2000, approximately 97,000 shares of treasury stock were issued to a developer in lieu of cash payment for royalties due.

      On October 19, 2001, approximately 235,000 shares of treasury stock were issued to a developer in lieu of cash payments for royalties due.

      On April 30, 2002, in connection with the acquisition of the shares of Shiny, the Company assumed all of the options granted to purchase shares of common stock of Shiny under Shiny's 1995 Stock Incentive Plan. Such options were converted into options to purchase an aggregate of approximately 240,000 shares of the Company's common stock. Such options are valued at approximately $0.7 million.

NOTE 13 - STOCK OPTIONS

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

      An aggregate summary of the status of the Company's Plans at March 31, 2000, June 30, 2000, 2001 and 2002 and changes during the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002 are as follows:

                                                                       MARCH 31, 2000
                                                                         PRICE PER      WEIGHTED AVERAGE
                                                          SHARES           SHARE         EXERCISE PRICE
                                                      (in thousands)
Outstanding at beginning of fiscal year.............          2,911    $  0.01-100.00    $        40.10
Granted.............................................            415       9.40- 19.70             14.75
Exercised...........................................            (61)      0.01- 10.40              2.35
Forfeited...........................................         (1,049)      1.75-100.00             33.25
Expired.............................................           (321)      0.90-100.00             52.95
                                                      -------------    --------------    --------------
Outstanding at end of fiscal year...................          1,895    $  0.01- 72.50    $        37.63
                                                      =============    ==============    ==============

                                                                       JUNE 30, 2000
                                                                         PRICE PER      WEIGHTED AVERAGE
                                                          SHARES           SHARE         EXERCISE PRICE
                                                      (in thousands)
Outstanding at beginning of fiscal period...........          1,895    $   0.01-72.50    $        37.63
Granted.............................................            526        9.38-13.75             13.37
Exercised...........................................            (10)       0.01-10.38              0.50
Forfeited...........................................            (85)      14.69-70.00             32.31
Expired.............................................           (115)       0.88-72.50             46.14
                                                      -------------    --------------    --------------
Outstanding at end of fiscal period.................          2,211    $   0.22-70.00    $        31.78
                                                      =============    ==============    ==============

                                                                       JUNE 30, 2001
                                                                         PRICE PER      WEIGHTED AVERAGE
                                                          SHARES           SHARE         EXERCISE PRICE
                                                      (in thousands)
Outstanding at beginning of fiscal year.............          2,211    $   0.22-70.00    $        31.78
Granted.............................................          4,128        4.93-13.75              5.63
Exercised...........................................             (5)       0.22- 3.53              1.45
Forfeited...........................................           (573)       5.19-70.00             11.16
Expired.............................................           (280)       0.88-70.00             53.73
                                                      -------------    --------------    --------------
Outstanding at end of fiscal year...................          5,481    $   0.23-70.00    $        13.14
                                                      =============    ==============    ==============

                                                                       JUNE 30, 2002
                                                                         PRICE PER      WEIGHTED AVERAGE
                                                          SHARES           SHARE         EXERCISE PRICE
                                                      (in thousands)
Outstanding at beginning of fiscal year.............          5,481    $   0.23-70.00    $        13.14
Granted.............................................          1,135        4.75- 7.80              7.53
Exercised...........................................             (5)       1.76- 5.19              5.03

                                                                       JUNE 30, 2002
                                                                         PRICE PER      WEIGHTED AVERAGE
                                                          SHARES           SHARE         EXERCISE PRICE
                                                      (in thousands)
Forfeited...........................................           (273)       5.19-51.25              7.25
Expired.............................................           (199)       0.88-70.00             40.22
                                                      -------------    --------------    --------------
Outstanding at end of fiscal year...................          6,139    $   0.23-70.00    $        11.50
                                                      =============    ==============    ==============


The following table summarizes information concerning currently outstanding and exercisable options (shares in thousands):

                                              Weighted                       Weighted
  Range of         Number      Remaining      Average         Number         Average
Exercise Price   Outstanding     Life      Exercise Price   Exercisable   Exercise Price
--------------   -----------     ----      --------------   -----------   --------------
$   0.23-13.75      5,094         8.3         $  6.84          1,694         $  6.83
$  14.69-70.00      1,045         5.0         $ 34.23            982         $ 35.16
                    -----                                      -----
                    6,139                                      2,676
                    -----                                      -----

      As of June 30, 2002, there were approximately 6,139 options outstanding at prices ranging from $0.23 to $70.00, of which 2,676 options were exercisable at prices ranging from $0.23 to $70.00.

      If compensation cost for these plans was determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have resulted in the following pro forma amounts (in thousands, except per share data):

                                                             THREE
                                                             MONTHS
                                             YEAR ENDED      ENDED             YEARS ENDED
                                              MARCH 31,     JUNE 30,             JUNE 30,
                                                2000          2000          2001          2002
                                                ----          ----          ----          ----
Net loss
     As reported...........................  $ (346,013)   $  (55,400)   $  (60,668)   $  (10,930)
     Pro forma.............................  $ (346,228)   $  (55,488)   $  (65,293)   $  (16,906)
Basic and diluted net loss per share
     As reported...........................  $   (21.03)   $    (2.68)   $    (1.07)   $    (0.16)
     Pro forma.............................  $   (21.05)   $    (2.69)   $    (1.15)   $    (0.24)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002: No dividends will be paid for the entire term of the option; expected volatility of 81.0% for the year ended March 31, 2000 and the three months ended June 30, 2000, 89.0% for the year ended June 30, 2001 and 95.0% for the year ended June 30, 2002; risk-free interest rates averaging 5.82% for the year ended March 31, 2000, 6.31% for the three months ended June 30, 2000, 5.63% for the year ended June 30, 2001 and 4.51% for the year ended June 30, 2002; and expected lives of four years in the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002.

NOTE 14 - RELATED PARTY TRANSACTIONS

Transactions with Infogrames SA

      -     Services rendered for the purchase of Hasbro Interactive

      On January 26, 2001, Infogrames SA and the Company entered into a letter agreement whereby Infogrames SA agreed to pay the Company a total one-time fee of $1.0 million in consideration for the Company's services rendered to Infogrames SA in connection with the purchase of Hasbro Interactive, Inc., Games.com, Inc., Atari Interactive, Inc. and certain other affiliates of Hasbro Interactive, which was consummated on January 26, 2001.

      -     Purchases and sale of product

      During the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, the Company purchased approximately $0.7 million, $0.4 million and $0.3 million of product from Infogrames SA, respectively. No purchases were made for the year ended March 31, 2000. Nominal amounts were outstanding as of June 30, 2001 and 2002. Additionally, Infogrames SA had purchased product from the Company representing $0.1 million for the year ended June 30, 2001. No purchases were made by Infogrames SA from the Company for the years ended March 31, 2000 and June 30, 2002, and the three months ended June 30, 2000.

      -     Management fees charged to the Company

      Infogrames SA charges the Company monthly management fees for various global management and systems support. For the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002 management fees charged to the Company from Infogrames SA totaled approximately $0.6 million, $0.2 million, $2.8 million and $3.1 million, respectively. As of June 30, 2001 and 2002, $0.8 million was outstanding at each year end.

      -     Interest expense and facility fees charged to the Company

      Infogrames SA charges the Company monthly interest and fees for the amount outstanding on the related party credit facilities and their usage. The interest rate is LIBOR plus 2.5% for the related party credit facility. The medium-term note entered into during the year ended June 30, 2002 (Note 16) provides for an interest rate of LIBOR plus 2.75%. For the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, the Company incurred interest and fees of approximately $1.1 million, $2.1 million, $3.8 million and $3.5 million, respectively. As of June 30, 2001 and 2002, approximately $0.3 million and $2.2 million and was outstanding, respectively.

      -     Interest expense on notes payable charged to the Company

      Infogrames SA charges the Company monthly interest for the amount outstanding on its long term related party 5.0% subordinated convertible note. The interest rate is approximately 5.0%. For the year ended March 31, 2000, three months ended June 30, 2000 and year ended June 30, 2001 and 2002, the Company incurred interest of approximately $0.9 million, $0.8 million, $3.2 million and $3.3 million, respectively. Furthermore, on December 28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes as they relate to the Company. Interest on these notes is being accreted at the rate of 7% and will have a redemption value of $50.0 million at maturity. During the year end June 30, 2002, the Company recorded approximately $1.4 million of interest expense related to these notes for the period that it was owned by Infogrames SA (Note 16).

      -     Royalty agreement

      The Company and Infogrames SA entered into a distribution agreement, which provides for the distribution by the Company of Infogrames SA's (or any of its subsidiaries) products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA either 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. The Company records this charge as royalty expense. For the year ended June 30, 2002, the Company recorded approximately $4.6 million of royalty expense, of which approximately $0.8 million is outstanding at June 30, 2002. The agreement also includes distribution rights by Infogrames SA of the Company's products across Europe, pursuant to which Infogrames SA will pay the Company 30.0% of the gross profit on such products or 130% of the royalty rate due to the developer, whichever is greater. The Company recognizes this amount as royalty income. For the year ended June 30, 2002, royalty income earned by the Company based on the agreement amounted to approximately $4.7 million, of which $1.0 million is outstanding at June 30, 2002.

      For the year ended June 30, 2001, the Company recorded approximately $4.9 million of royalty expense which was paid as of year-end and approximately $13.7 million of royalty income of which approximately $2.7 million was outstanding at June 30, 2001. For the year ended March 31, 2000 and the three months ended June 30, 2000, no royalty income or expense was recognized by the Company relating to Infogrames SA.

Transactions with Infogrames Interactive, Inc. (formerly known as Hasbro Interactive, Inc.; "Infogrames Interactive") a wholly-owned subsidiary of Infogrames SA

      -     Purchases of product

      During the year ended June 30, 2001, the Company purchased approximately $9.5 million of product from Infogrames Interactive, representing approximately 9.2% of total purchases by the Company for the year. As of June 30, 2001, the Company has approximately $9.5 million outstanding related to purchase of product from Infogrames Interactive which remained outstanding at June 30, 2001. During the year ended June 30, 2002, no such purchases of product were made and the unpaid balance as of June 30, 2001 has been paid in full.

      -     Royalty agreement

      The Company has a distribution arrangement with Infogrames Interactive. The Company must pay a royalty of either 30.0% of its gross profit or 130.0% of the royalty rate due to the developer, whichever is greater, for all Infogrames Interactive products distributed by the Company. In the fourth quarter of 2002, the Company and Infogrames Interactive agreed to adjust the base sales upon which the royalty is calculated. Accordingly, the Company reduced accrued and unpaid royalties due to Infogrames Interactive by approximately $2.0 million. For the years ended June 30, 2001 and 2002, the Company incurred royalty expense of approximately $9.9 million and $38.4 million related to the distribution of Infogrames Interactive products, of which $9.9 million and $4.4 million is outstanding at June 30, 2001 and 2002, respectively.

      -     Management fees charged and other support

      The Company charges management fees to Infogrames Interactive primarily for legal, financial, information systems and human resource management. For the years ended June 30, 2001 and 2002, the Company recorded management fee revenues of approximately $1.3 million and $3.0 million, respectively. Additionally, the Company has incurred costs and spent cash on behalf of Infogrames Interactive in efforts to help in its transition and on-going operations. Including the management fee revenue, the Company has approximately $8.5 million and $1.0 million outstanding as of June 30, 2001 and 2002, respectively.

      - Settlement of customer returns, price concessions and other allowances

      Customers of Infogrames Interactive (the former Hasbro Interactive), who are current customers of the Company, reduced payments of receivables on current invoices of the Company for returns, price concessions and other allowances. These deductions related to pre-acquisition sales of Infogrames Interactive. Accordingly, the Company,

      Infogrames SA and Infogrames Interactive agreed to a settlement reimbursing the Company approximately $6.7 million for these deductions. As of June 30, 2002, the Company has received full payment from Infogrames Interactive on this settlement.

      -     Milestone payments advanced

      During the year ended June 30, 2002, the Company advanced, on behalf of Infogrames Interactive, approximately $1.4 million to third party developers for the development of two properties owned by Infogrames Interactive. At June 30, 2002, the entire amount is included in due from related parties.

      -     Guarantor for leased building obligation

      In July 2002, Infogrames Interactive entered into a sale-leaseback transaction with an unrelated party. As part of this transaction, the Company guaranteed the lease obligation of Infogrames Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the 10 year term of the lease. The Company also received indemnification from Infogrames SA from any costs that may be incurred by the Company as a result of the full guaranty.

Transactions with other related parties wholly-owned by Infogrames SA

      -     Transactions with Infogrames Melbourne House

      Infogrames Melbourne House, Australia, a wholly-owned subsidiary of Infogrames SA, is an external product developer for the Company. Services such as product development, designing, and testing for the Company began during the year ended June 30, 2001. For the years ended June 30, 2001 and 2002, services provided and charged to the Company amounted to approximately $0.7 million and $0.3 million, respectively. The Company has no unpaid amount to Infogrames Melbourne House as of June 30, 2001 and approximately $0.3 million is due as of June 30, 2002.

      - Transactions with Infogrames Australia Pty Limited (formerly Ozisoft Pty Limited) ("Infogrames Australia")

      Infogrames Australia is a wholly-owned subsidiary of Infogrames SA. Effective August 25, 2000, the Company charges Infogrames Australia yearly management fees primarily for the management and maintenance of information systems. For the years ended June 30, 2001 and 2002, the Company recognized management fee revenue of approximately $0.4 million and $0.3 million, respectively, which was outstanding at each year end. Additionally, during the year ended June 30, 2002, the Company's Australian operations (Infogrames Pty Limited) used the distribution facilities of Infogrames Australia who distributed product on behalf of Infogrames Pty Limited. The Company recorded distribution revenue of approximately $5.5 million and related distribution costs of approximately $1.0 million. A receivable balance of $4.7 million, not including management fees, from Infogrames Australia remains outstanding for the year ended June 30, 2002. Furthermore, Infogrames Australia has provided operational support to the Company's Australian operations. As of June 30, 2002, the Company has amounts outstanding to Infogrames Australia of approximately $3.0 million for such operational support.

      -     Purchases of product by Infogrames Asia Pacific

      Infogrames Asia Pacific, a wholly-owned subsidiary of Infogrames SA, has purchased product from the Company commencing during the year ended June 30, 2002. For the year ended June 30, 2002, approximately $0.5 million of product was purchased and approximately $0.3 million was outstanding at June 30, 2002.

      -     Transactions with Paradigm Entertainment, Inc.

      Paradigm Entertainment, Inc. ("Paradigm"), a wholly-owned subsidiary of Infogrames SA, is an external product developer located in the United States. Paradigm performs such services as program development, designing and testing for the Company. For the years ended June 30, 2001 and 2002, services provided and charged to the Company amounted to approximately $3.9 million and $7.4 million, of which approximately $1.9 million and $4.0 million, respectively, remains outstanding. Since July 1, 2001, the Company has provided operational support and legal advice, for which approximately $0.3 million was outstanding as of June 30, 2002.

      -     Purchases of product and other services from Infogrames United
            Kingdom

      During the year ended June 30, 2002, the Company purchased approximately $0.1 million of product from Infogrames United Kingdom ("Infogrames UK"), a wholly-owned subsidiary of Infogrames SA. No such purchase of products were made in any prior periods. Additionally, Infogrames UK has provided operational support and legal advice for the Company's operations in Europe. As of June 30, 2002, the Company owes Infogrames UK approximately $0.8 million related to such operating support, which includes the remaining balance for products purchased.

      -     Sales of product from Infogrames UK

      During the year ended June 30, 2002, the Company sold approximately $0.1 million of product to Infogrames UK of which no amount remains outstanding. No such sales of products were made in any prior periods.

      -     Other activities with Infogrames SA subsidiaries

      During the year ended June 30, 2002, the Company entered various nominal transactions with various Infogrames SA subsidiaries located in North America, Europe, Asia, and South America. The aggregate amount recorded as revenue related to these transactions amounted to approximately $0.2 million of which $0.1 million is outstanding as of June 30, 2002. Additionally, the Company recorded aggregate charges during the year ended June 30, 2002 of approximately $0.1 million which is outstanding as of June 30, 2002.

Employment Agreement with Harry M. Rubin

The Company and Harry M. Rubin entered into an employment agreement (the "Rubin Employment Agreement"), which is effective as of June 1, 2002. The Term of the Rubin Employment Agreement will continue through May 31, 2007, and may be extended for five additional years under terms that are identical to those contained in the Rubin Employment Agreement.

Under the Rubin Employment Agreement, Mr. Rubin receives an annual salary of $0.4 million retroactive to January 1, 2002, and is eligible to receive an annual increase in the base salary of five percent. Additionally, Mr. Rubin is eligible to receive an annual bonus of up to 50.0% of his base salary and receives a car allowance of $3,000 per month.

If, during the Term, Mr. Rubin's employment is terminated by (a) the Company with Cause (as defined in the Rubin Employment Agreement), (b) Mr. Rubin's retirement or (c) reason of Mr. Rubin's voluntary resignation (other than with Good Reason, as defined in the Rubin Employment Agreement, which definition includes certain Change of Control events), then Mr. Rubin will receive only a pro rata portion of the base salary and car allowance through such date of termination.

If, during the Term, Mr. Rubin's employment is terminated (a) by the Company for reasons other than for Cause or Mr. Rubin's death or disability or (b) by Mr. Rubin for Good Reason, then Mr. Rubin will receive (i) any portion of his base salary and car allowance payable through the date of termination that remains unpaid, (ii) a lump sum cash severance payment equal to the base salary and car allowance that Mr. Rubin would have otherwise received but for the termination, for a period that is the greater of either (a) the remainder of the Term had termination not occurred, or (b) three years from the effective date of termination, and (iii) a bonus of 50.0% of such aggregate base salary payable to him.

At least 30 days prior to the expiration of the Rubin Employment Agreement, the Company may propose a five year extension of the Rubin Employment Agreement under identical terms. If the Company fails to make this proposal at least 30 days prior to the expiration (or subsequently revokes its proposal), Mr. Rubin will be entitled to receive a lump-sum cash severance payment equal to the base salary and car allowance that Mr. Rubin would have received if the Term of the Rubin Employment Agreement had remained in effect for an additional two years, plus an amount equal to 50.0% of such aggregate base salary. If the Company proposes to extend the Term of the Rubin Employment Agreement, but Mr. Rubin rejects such proposal, Mr. Rubin will be entitled to receive a lump-sum cash severance payment equal to the base salary and car allowance that Mr. Rubin would have received if the Term of the Rubin Employment Agreement had remained in effect for an additional one year, plus an amount equal to 50.0% of such aggregate base salary.

Furthermore, in the event of a Change of Control of the Company, all stock options granted to Mr. Rubin prior to the Change of Control event will vest in full immediately.

TRANSACTIONS WITH FORMER SHAREHOLDERS AND DIRECTORS

      The following transactions occurred between the Company and the former directors through their date of resignation, and accordingly, the information presented is from April 1, 1999 through December 16, 1999, the date that Infogrames SA purchased a majority interest in the Company.

Leases

      In May 1995, G.T. Interactive Software (Europe) Limited, the Company's European subsidiary, entered into a lease with respect to its then principal executive offices with Marylebone 248 Realty LLC ("Marylebone 248"), an entity controlled by Joseph J. Cayre, former Chairman Emeritus of the Board of Directors, and Jack J. Cayre, former Executive Vice President and a director of the Company. This lease was terminated in August 1999. From April 1, 1999 through August 15, 1999, the Company paid approximately $0.1 million in rent to Marylebone 248. There were no payments made during any subsequent periods to Excel Aire Service, Inc. ("Excel").

Transactions with GoodTimes Home Video Corp. ("GTHV")

      GTHV, a majority of which stock was formerly owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre, performed certain assembly and packaging services for the Company. The Company entered into arms-length manufacturing transactions with GTHV on an as-needed basis. The Company made cash payments totaling approximately $1.1 million to GTHV during the year ended March 31, 1999. GTHV performed certain assembly and packaging services for the Company. From April 1, 1999 through December 16, 1999, the Company paid approximately $0.3 million in fees for such services. There were no payments during any subsequent periods to GTHV.

REPS Agreement

      In servicing its mass merchant accounts, the Company used field representatives supplied by REPS, a company owned by Joseph J. Cayre, Stanley Cayre and Kenneth Cayre. REPS provided such services to the Company as well as to third parties not affiliated with the Cayre family. The Company had an agreement with REPS pursuant to which REPS supplied such services through May 1, 2000. The total amount charged to operations for these services amounted to approximately $4.1 million for the year ended March 31, 1999. From April 1, 1999 through December 16, 1999, the Company paid approximately $2.7 million in fees to REPS.

Travel Services

      The Company occasionally hired Excel to provide business travel services for its officers and employees. Excel leases its planes from JT Aviation Corp., a company owned by Joseph J. Cayre. Excel is not owned in whole or in part by any member of the Cayre family. Excel provided air travel to the Company at an hourly rate and on an as-needed as available basis. During the year ended March 31, 1999, the Company paid a nominal amount to Excel. From April 1, 1999 through December 16, 1999, the Company paid approximately $0.1 million to Excel. There were no payments made during any subsequent periods to Excel.

Humongous Loan

      The Company extended a demand promissory note to the former President of Humongous, a division of the Company. The note bears interest at a rate of 8.75% per annum and is secured by security interest in all shares of common stock of the Company owned beneficially by such individual. The balance outstanding, including interest, at March 31, 2000 was approximately $2.5 million. During June 2000, the Company exchanged the shares owned by the former President and reduced the amount outstanding to approximately $1.5 million. As part of the exchange, the Company negotiated a repayment schedule for this outstanding loan which provided for a first installment of approximately $37,000 to be paid on July 1, 2001. During the year ended June 30, 2001, the Company recorded a reserve against this loan of approximately $0.7 million. Payment of the loan was not received and the Company pursued collection of the outstanding loan by exploring various legal remedies which it had available. After further negotiations during the year ended June 30, 2002, the amount outstanding was reduced to $0.8 million with the remaining balance forgiven by the Company, resulting in a nominal charge to operations. Payments were received during February and April of 2002 for a total of $0.8 million. As of June 30, 2002, there was no balance due the Company in connection with this loan.

SingleTrac Loans

      The Company has extended non-interest bearing loans to three former employees of the Company who were former stockholders of SingleTrac. The principal amount of each such loan is $0.1 million. Such loans become due and payable at the earliest of the sale of their stock of the Company, in November 1999 or six months following termination of the borrowers' respective employment with the Company. Each of the borrowers had pledged 4,000 shares of the Company's common stock as collateral security for the loans. Two loans were forgiven on July 9, 1999 pursuant to amended employment agreements which provided for the loan forgiveness pursuant to termination of employment. $20,000 of the third loan has been partially earned by the former employee and the $80,000 balance repaid to the Company in May 2000.

NOTE 15 - LEASES

      The Company accounts for its leases as operating leases, with expiration dates ranging from 2002 through 2012. Future minimum annual rental payments under the leases are as follows for the fiscal years then ended (in thousands):

                2003...............................   $   4,400
                2004...............................       3,800
                2005...............................       3,600
                2006...............................       3,300
                2007...............................       3,300
                Thereafter.........................       2,600
                                                      ---------
                                                      $  21,000
                                                      =========

      Total rent expense charged to operations for the year ended March 31, 2000, the three months ended June 30, 2000, and the years ended June 30, 2001 and 2002 amounted to approximately $9.4 million, $1.3 million, $5.7 million and $4.5 million, respectively.

NOTE 16 - DEBT

      On September 11, 1998, the Company entered into a Credit Agreement, as subsequently amended, with First Union National Bank, as agent for a syndicate of banks (the "Banks"), which expired on March 31, 2000. Under the Credit Agreement, the Company borrowed approximately $71.0 million for ongoing working capital requirements, letters of credit and other general corporate purposes, secured by domestic accounts receivable and inventory and other assets of the Company. As of February 15, 2000, Infogrames SA entered into an agreement with the Banks, pursuant to which Infogrames SA assumed the Banks' interest in the Credit Agreement. In connection with the assumption by Infogrames SA of the Credit Agreement, (i) the maturity date was extended from March 31, 2000 to June 30, 2000, (ii) the interest rate, which was the Prime Rate plus 1.0% or LIBOR plus 2.5% at the option of the Company, was set at LIBOR plus 2.5%, (iii) a $250,000 amendment fee, which would have been payable to the Banks on March 31, 2000 unless the Credit Agreement was refinanced by February 16, 2000, was reduced to $125,000 and paid to Infogrames SA, (iv) certain mandatory prepayment restrictions and operational covenants were revised to be less restrictive and (v) revisions were made to provide alternative letter of credit facilities to the Company. In addition, warrants to purchase 45,000 shares of the Company's common stock, at an exercise price of $0.05 per share, were issued to Infogrames SA.

      On March 1, 2000, INA issued a promissory note to Infogrames SA for $25.0 million at interest rates of 6.8% per annum. On September 29, 2000, prior to the INA Merger this amount was forgiven by Infogrames SA and converted into equity of INA (Note 3).

      On June 29, 2000, Infogrames SA and the Company amended the Credit Agreement to increase the aggregate commitment available under the facility to $125.0 million and waived compliance with all of the required financial covenants contained in the Credit Agreement extending the maturity date to September 30, 2000.

      In conjunction with the INA Merger which closed on October 2, 2000, all amounts outstanding under the Credit Agreement and certain intercompany payables were converted into approximately 20 million shares of the Company's common stock at a price of $6.40 per share. The Company amended the Credit Agreement with Infogrames SA (the "New Credit Agreement") to provide for an aggregate commitment of $50.0 million, and to extend the maturity date from September 30, 2000 to December 31, 2000. On December 22, 2000, the Company and Infogrames SA amended the New Credit Agreement to extend the maturity date to June 15, 2001 and on June 7, 2001, the credit agreement was extended to December 31, 2001, which was further extended to March 31, 2002. On March 29, 2002, the maturity date was extended from March 31, 2002 to June 30, 2002 and the commitment increased from $50.0 million to $75.0 million. On June 30, 2002, the maturity date was further extended to September 30, 2002. On September 30, 2002, the maturity date was extended to December 31, 2002 and Infogrames SA agreed that prior to July 1, 2003 it will not demand repayment of any amount outstanding as of September 30, 2002 of approximately $55.2 million, except under certain conditions and in each case only to the extent that the repayment is permitted under any new credit facility and the amount remaining available from that credit facility is sufficient to fund the Company's working capital needs. Conditions under which Infogrames SA may demand repayment include the disposition of material assets of the Company, the successful completion of additional financings, the receipt of non-budgeted revenues and a significant improvement in the financial condition of the Company. As of June 30, 2002, the outstanding borrowings under the Credit Agreement were approximately $61.4 million. As of June 30, 2002, accrued interest was approximately $1.9 million and included in current amounts due to related parties. As of June 30, 2002, there are $2.9 million of letters of credit outstanding. The entire outstanding balance of $61.4 million at June 30, 2002 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to July 1, 2003.

      In connection with the INA Merger (Note 3), the Company assumed the $35.0 million BNP Credit Facility, which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002. The amendment also reduces the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 30, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. Any demand loans bear interest at the prime rate. The nominal facility fees were paid on September 14, 2001 and November 30, 2001, and a commitment fee of 75 basis points, which is payable on the unutilized portion of the facility, is due at the end of each quarter. The Company had approximately $15.0 million of borrowings outstanding under the BNP Credit Facility as of June 30, 2002. The accrued interest relating to the BNP loan was nominal as of June 30, 2002, and included in accrued liabilities. The balance of principal and interest were paid on August 30, 2002.

      In connection with the Shiny Acquisition (Note 4), the Company obtained a $50.0 million medium-term loan from Infogrames SA on April 22, 2002 which matures on June 30, 2004. The facility interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility will be repaid as follows: $10.0 million three months after the first shipment of the game based on the Matrix Reloaded movie and no later than December 31, 2003; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004.
The facility will be prepaid and reduced in aggregate amounts equal to (1) 95% of the net cash proceeds of any sale or disposition of any assets of the Company exceeding $2.5 million, (2) 95% of the cumulative net proceeds from equity issuances by the Company provided that the Company may retain 5% of such proceeds, and (3) 95% of the net proceeds from any new debt issuance by the Company. As of June 30, 2002, the outstanding borrowings under the medium-term loan were approximately $39.4 million. As of June 30, 2002, accrued interest was approximately $0.3 million and is included in current amounts due to related parties.

      In conjunction with the Shiny Acquisition, the following additional funding came from the issuance of short-term promissory notes to Akin, Gump, Strauss, Hauer and Feld, L.L.P. (the "Akin Note"), Europlay L.L.C. (the "Europlay Note"), and Interplay Entertainment Corp. (the "Interplay Note") for an aggregate amount of $16.2 million payable by the Company in installments due July 31, 2002. As of July 31, 2002, all principal and interest related to the short-term promissory notes has been paid in full with borrowings from the medium-term loan from Infogrames SA.

      - The Akin Note has a principal balance of $1.0 million which matures on July 31, 2002. Interest is calculated at 2.88% and is due at maturity. The Akin Note was recorded at a present value of approximately $1.0 million after imputing a market rate of interest of 5%. The Akin Note will be refinanced using available funds from the medium-term loan. As of June 30, 2002, the outstanding borrowings under the Akin Note were $1.0 million. The accrued interest at June 30, 2002 was nominal and included in accrued liabilities.

      - The Europlay Note has a principal balance of approximately $4.3 million, due in two equal payments on May 31, 2002 and July 31, 2002. Interest is calculated at 2.88% and is due with the second payment. The Europlay Note was recorded at a present value of $4.3 million after imputing a market rate of interest of 5%. The Europlay Note will be refinanced using available funds from the medium-term loan. As of June 30, 2002, the outstanding borrowings under the Europlay Note were approximately $2.1 million. The accrued interest at June 30, 2002 was nominal and included in accrued liabilities.

      - The 0% Interplay Note was recorded at its present value of $10.7 million and is due over five payments of varying amounts with the final payment due on July 31, 2002 and totaling the principal balance of approximately $10.8 million. Interest is accreted at an annual rate of 5.0%. The Interplay Note will be refinanced using available funds from the medium-term loan from Infogrames SA. As of June 30, 2002, the outstanding borrowings under the 0% Interplay Note were approximately $5.7 million. The accrued interest at June 30, 2002 was nominal and included in accrued liabilities.

      - The Europlay and Akin Notes are unconditionally guaranteed by Infogrames SA and secured by Infogrames SA treasury shares, with an aggregate market value equal to the principal amount of the two notes.

      In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to GAP the GAP 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share. Interest on the GAP 0% Notes are being accreted at the rate of 7% and will have a redemption value of $50.0 million at maturity, which is December 16, 2004. On December 28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes ("Infogrames SA 0% subordinate convertible note") as they relate to the Company.

Long-term related party debt consists of the following at June 30, 2002:

Infogrames SA 0% subordinated convertible notes, due December 16, 2004.............................  $    42,825
Infogrames SA medium-term loan.....................................................................       39,380
5% subordinated convertible note with a subsidiary of Infogrames SA, due December 16, 2004.........       68,742
                                                                                                     -----------
                                                                                                     $   150,947
                                                                                                     ===========

NOTE 17 - LEGAL PROCEEDINGS

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

      By Order entered March 3, 2000, the Court granted Scavenger's motion for partial summary judgment as to the first cause of action and denied the motion as to the second cause. Judgment was thereupon entered March 14, 2000 in the amount of $2.4 million ($1.9 million plus $0.5 million of accrued interest), which was affirmed by Order of the Appellate Division, First Department entered June 8, 2000. Motions to the Appellate Division, First Department and to the Court of Appeals for leave to appeal to the Court of Appeals were denied. In January 2001, the Company paid approximately $2.6 million satisfying the partial summary judgment. Such amount includes interest accrued on the judgment amount from the date of judgment.

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

Herzog

      In January, February and March 1998, ten substantially similar complaints were filed against the Company, its former Chairman and its former Chief Executive Officer, and in certain actions, its former Chief Financial Officer, in the

U.S. District Court for the Southern District of New York. The plaintiffs, in general, purport to sue on behalf of a class of persons who purchased shares (and as to certain complaints, purchased call options or sold put options) of the Company during the period from December 15, 1995 through December 12, 1997. In their consolidated and amended complaint, the plaintiffs allege that the Company violated the federal securities laws by making misrepresentations and omissions of material facts that allegedly artificially inflated the market price of the Company's common stock during the class period. The plaintiffs further allege that the Company failed to expense properly certain prepaid royalties for software products that had been terminated or had failed to achieve technological feasibility, or had overstating the Company's net income and net assets. By Order dated January 23, 1999, the plaintiffs were granted leave to file a second consolidated and amended complaint, which added claims under the federal securities laws against the Company's former independent auditors, Arthur Andersen LLP. The Company and Arthur Andersen LLP each filed motions to dismiss the second consolidated and amended complaint. By Order and opinion dated November 29, 1999, the District Court granted the motion to dismiss. Plaintiffs appealed from the dismissal of the action, and on July 11, 2000, the Court of Appeals for the Second Circuit issued an opinion and judgment reversing the dismissal of the complaint as to the Company and individual defendants (but not as to Arthur Andersen LLP) and remanding the action to the District Court. On July 21, 2000, the Company filed with the Court of Appeals a petition for rehearing with suggestion for rehearing en banc. On September 1, 2000, the Court of Appeals denied the petition for rehearing and suggestion for rehearing en banc. Following the remand to the District Court, the parties engaged in extended settlement negotiations, including a mediation and a neutral evaluation proceeding and executed a stipulation of settlement. By order entered July 22, 2002 the District Court approved the settlement, which is to be funded through insurance proceeds.

James

      On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10 million in compensatory damages and $100 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, and oral argument was heard on November 28, 2001. On August 13, 2002 the Sixth Circuit issued a complete affirmance of the dismissal of the action.

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

NOTE 18 - EMPLOYEE SAVINGS PLAN

      The Company maintains an Employee Savings Plan (the "Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all United States employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service with matching of 100% of the first 3% and 50% of the next 6% of the employee's contribution provided by the Company. Generally, the Plan's assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by the Company. Generally, the Company does not provide its employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $0.5 million, $0.2 million, $0.8 million and $1.3 million for the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, respectively.

NOTE 19 - ROYALTY AND LICENSE ADVANCES

      The Company has committed to pay advance payments under certain royalty and license agreements. These obligations are guaranteed and are not dependent on the delivery of the contracted services by the developers. Future advances due under these agreements are as follows for the fiscal years then ended (in thousands):

                 2003...................................  $  5,430
                 2004...................................     1,990
                 2005...................................        90
                 2006...................................       100
                 2007...................................        --
                 Thereafter.............................        --
                                                          --------
                                                          $  7,610
                                                          ========

NOTE 20 - CONCENTRATION OF CREDIT RISK

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

      The Company had sales constituting 35%, 52%, 31% and 37% of net revenue to two customers in the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, respectively. Sales to one customer constituted 24%, 37%, 22% and 26% of net revenue during the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002, respectively, while sales to a second customer constituted 11%, 15%, 9% and 11% of the net revenue for the same periods, respectively.

      Accounts receivable due from three significant customers aggregated 50% and 38% of accounts receivable at June 30, 2001 and June 30, 2002, respectively.

NOTE 21 - OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

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

      The following unaudited summary represents the consolidated net revenues and operating (loss) income by reportable segment for the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002 (in thousands):

                                                          PUBLISHING    DISTRIBUTION     CORPORATE        TOTAL
                                                          ----------    ------------     ---------        -----
Year ended March 31, 2000:
      Net revenues.....................................   $  254,317    $    119,279    $        --    $   373,596
      Operating (loss) income..........................       (5,545)         11,526       (293,973)      (287,992)
Three months ended June 30, 2000:
      Net revenues.....................................       41,922           5,859             --         47,781
      Operating loss...................................      (17,948)         (3,460)       (27,916)       (49,324)
Year ended June 30, 2001:
      Net revenues.....................................      217,357          74,031             --        291,388
      Operating income (loss)..........................          785          12,963        (64,743)       (50,995)
Year ended June 30, 2002:
      Net revenues.....................................      320,204          98,841             --        419,045
      Operating income (loss)..........................       38,872          18,644        (56,554)           962

      Information about the Company's operations in the United States and other geographic locations for the year ended March 31, 2000, the three months ended June 30, 2000 and the years ended June 30, 2001 and 2002 are presented below (in thousands):

                                                                         OTHER
                                             UNITED       UNITED      GEOGRAPHIC
                                             STATES       KINGDOM      LOCATIONS      TOTAL
                                             ------       -------      ---------      -----
Year ended March 31, 2000:
      Net revenues........................  $ 285,200    $  70,748    $   17,648    $ 373,596
      Operating loss......................   (246,823)     (37,793)       (3,376)    (287,992)
      Capital expenditures................      2,140        6,115         1,182        9,437
      Total assets........................    201,090       10,749         9,675      221,514
Three months ended June 30, 2000:
      Net revenues........................  $  45,203    $     415    $    2,163     $ 47,781
      Operating loss......................    (46,247)      (1,200)       (1,877)     (49,324)
      Capital expenditures................      1,875          130            --        2,005

                                                                         OTHER
                                             UNITED       UNITED      GEOGRAPHIC
                                             STATES       KINGDOM      LOCATIONS      TOTAL
                                             ------       -------      ---------      -----
      Total assets........................    158,275        7,060         5,140      170,475
Year ended June 30, 2001:
      Net revenues........................  $ 284,274    $   1,495    $    5,619    $ 291,388
      Operating loss......................    (46,639)        (777)       (3,579)     (50,995)
      Capital expenditures................      6,084           --            --        6,084
      Total assets........................    137,415        1,959         5,710      145,084
Year ended June 30, 2002:
      Net revenues........................  $ 413,663    $     606    $    4,776    $ 419,045
      Operating income (loss).............      8,585       (6,267)       (1,356)         962
      Capital expenditures................      7,382        1,189            --        8,571
      Total assets........................    236,985        3,138         1,740      241,863

NOTE 22 - SUPPLEMENTAL CASH FLOW INFORMATION (in thousands)

                                                                                       THREE
                                                                                       MONTHS
                                                                         YEAR ENDED     ENDED      YEAR ENDED    YEAR ENDED
                                                                          MARCH 30,    JUNE 30,     JUNE 30,      JUNE 30,
                                                                            2000         2000         2001          2002
                                                                            ----         ----         ----          ----
SUPPLEMENTAL DISCLOSURE OF NON CASH OPERATING ACTIVITIES:
Cash paid for income taxes..........................................         2,713           --            --            --
Cash paid for interest..............................................         8,492        1,010         3,145         2,770

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES:
Acquisition of Shiny Entertainment, Inc.:
Fair value of assets acquired.......................................            --           --            --        50,776
Short-term promissory notes issued to seller and others.............            --           --            --      (16,059)
Assumption of  stock options........................................            --           --            --         (672)
Other payments due seller...........................................            --           --            --          (31)
Cash acquired.......................................................            --           --            --           (4)
                                                                          --------     --------      --------      --------
Cash paid, net of cash acquired.....................................            --           --            --        34,010

SUPPLEMENTAL DISCLOSURE OF NON CASH
FINANCING ACTIVITIES:
Conversion of revolving credit facility into  shares
of the Company's common stock by Infogrames SA at $6.40 per share...            --           --       128,570            --
Issuance of stock in exchange for the assets of INA.................            --           --           280            --
Conversion of INA related party balances with Infogrames SA.........            --           --        64,907            --
Sale of treasury stock in lieu of partial royalty payment...........            --           --           600           855
Assumption of Shiny employee stock purchase plan....................            --           --            --           672
Warrants issued in connection with New Credit Agreement.............         3,188           --            --            --

                                                                                       THREE
                                                                                       MONTHS
                                                                         YEAR ENDED     ENDED      YEAR ENDED    YEAR ENDED
                                                                          MARCH 30,    JUNE 30,     JUNE 30,      JUNE 30,
                                                                            2000         2000         2001          2002
                                                                            ----         ----         ----          ----
Warrants issued to GAP and acquired by Infogrames SA................         8,833           --            --            --
Warrants issued in connection with Short-Term Note..................           150           --            --            --
Discount on GAP 0% Notes                                                    14,351           --            --            --
Deferred financing costs in connection with Long-Term debt..........         4,776           --            --            --
Common stock issued in lieu of partial royalty payment..............         4,208           --            --            41


NOTE 23 - RESTRUCTURING AND OTHER CHARGES

      During the three months ended June 30, 2000, the Company's management approved and adopted a formal restructuring plan and recorded restructuring charges of approximately $11.1 million. These charges relate to a $0.4 million goodwill write-off, $9.4 million of impaired assets and transition rent and $1.3 million of severance for 30 employees, mostly in administration and product development.

      During the year ended June 30, 2001, the Company implemented a restructuring plan to better support its strategic objectives and improve efficiency of its publishing and internal development operations. This plan included closing the Company's San Jose facility and moving its functions to Santa Monica, California. The Humongous publishing group was also closed. These activities resulted in charges of approximately $3.5 million of which $1.9 million related to the termination of 119 employees. The remaining $1.6 million related to the disposal of fixed assets and other charges to shutdown these operations.

      During the year ended June 30, 2002, the Company did not record any additional restructuring charges. The activity that occurred during the year were cash payments related to the previous restructuring plans implemented by the Company.

      The following table sets forth adjustments to the restructuring reserve, which is included in accrued liabilities (in thousands):

                                                           ADDITIONAL
                                             BALANCE      RESTRUCTURING                                       BALANCE
                                             MARCH 31,      AND OTHER                    CASH                 JUNE 30,
                                               2000          CHARGES      WRITE-OFFS    PAYMENTS     OTHER      2000
                                               ----          -------      ----------    --------     -----      ----
Severance..................................  $   7,933      $   1,284     $       --    $ (1,800)   $    --   $  7,417
Shutdown of European operations............      1,892             --             --          --         --      1,892
Impairment charges.........................         --          9,592         (9,592)         --         --         --
Transition rent............................        384            205             --         (62)        --        527
                                             ---------      ---------     ----------    --------    -------    -------
                                             $  10,209      $  11,081     $   (9,592)   $ (1,862)   $    --    $ 9,836
                                             =========      =========     ==========    ========    =======    =======

                                                           ADDITIONAL
                                             BALANCE      RESTRUCTURING                                       BALANCE
                                              JUNE 30,      AND OTHER                    CASH                 JUNE 30,
                                               2000          CHARGES      WRITE-OFFS    PAYMENTS     OTHER      2001
                                               ----          -------      ----------    --------     -----      ----
Severance..................................  $   7,417      $   1,857     $       --    $ (6,627)   $    --    $ 2,647
Shutdown of European operations............      1,892             --             --          --     (1,892)        --
Shutdown of San Jose

                     facilities............         --          1,294         (1,294)         --         --         --
Shutdown of Humongous Publishing...........         --            388           (388)         --         --         --
Transition rent............................        527             --             --          --       (527)        --
                                             ---------      ---------     ----------    --------    -------    -------
                                             $   9,836      $   3,539     $   (1,682)   $ (6,627)   $(2,419)   $ 2,647
                                             =========      =========     ==========    ========    =======    =======

                                                ADDITIONAL
                                    BALANCE    RESTRUCTURING                                      BALANCE
                                   JUNE 30,      AND OTHER                    CASH                JUNE 30,
                                     2001         CHARGES      WRITE-OFFS   PAYMENTS     OTHER      2002
Severance.......................   $   2,647     $      --     $       --   $ (2,107)   $    --   $    540
                                   ---------     ---------     ----------   --------    -------   --------
                                   $   2,647     $      --     $       --   $ (2,107)   $    --   $    540
                                   =========     =========     ==========   ========    =======   ========

NOTE 24 -  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal year ended March 31, 2000 are as follows (in thousands, except per share amounts):

                                                                                           THREE MONTHS ENDED
                                                                         JUNE 30,      SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                                                         --------      -------------   ------------     ---------
Net revenues........................................................   $    119,541    $     87,078    $   103,382    $    63,595
Gross profit........................................................         57,398          22,458         14,246        (27,798)
Operating loss......................................................         (3,709)        (52,112)       (93,359)      (138,812)
Loss from continuing operations.....................................         (3,852)        (56,060)      (118,777)      (168,735)
Loss from discontinued operations...................................             --            (477)            --             --
Loss before extraordinary item......................................         (3,852)        (56,537)      (118,777)      (168,735)
Gain from extraordinary item, net of tax of $1,312..................             --              --          1,888             --
Net loss............................................................         (3,852)        (56,537)      (116,889)      (168,735)
Basic and diluted loss per share from continuing operations.........   $      (0.26)   $      (3.80)   $     (7.51)   $     (8.16)
Basic and diluted loss per share from discontinued operations.......   $         --    $      (0.03)   $        --    $        --
Basic and diluted income per share from extraordinary item..........   $         --    $         --    $      0.12    $        --
Basic and diluted net loss per share................................   $      (0.26)   $      (3.83)   $     (7.39)   $     (8.16)
Weighted average shares outstanding.................................         14,574          14,772         15,816         20,668

Summarized quarterly financial data for the three months ended June 30, 2000 is as follows (in thousands, except per share amounts):

                                                                             THREE MONTHS
                                                                                 ENDED
                                                                               JUNE 30,
                                                                               --------
Net revenues..............................................................   $    47,781
Gross profit..............................................................        22,498
Operating loss............................................................      (49,324)
Net loss   ...............................................................      (55,400)
Basic and diluted loss per share from continuing operations...............   $    (2.68)
Basic and diluted net loss per share......................................   $    (2.68)


Weighted average shares outstanding.......................................        20,646


Summarized quarterly financial data for the fiscal year ended June 30, 2001 is as follows (in thousands, except per share amounts):

                                                               SEPTEMBER 30,     DECEMBER 31,     MARCH 31,         JUNE 30,
                                                               -------------     ------------     ---------         --------
Net revenues.................................................  $      37,933    $     121,927   $      67,657    $      63,871
Gross profit.................................................         23,121           75,934          30,697           35,696
Operating (loss) income......................................        (26,920)          17,832         (18,832)         (23,075)
Net (loss) income............................................        (32,714)          16,475         (21,430)         (22,999)
Basic and diluted net (loss) income per share................  $       (1.58)   $        0.24   $       (0.31)   $       (0.33)
Weighted average shares outstanding - basic..................         20,686           68,135          69,734           69,524
Weighted average shares outstanding - diluted................         20,686           68,691          69,734           69,524

Summarized quarterly financial data for the fiscal year ended June 30, 2002 is as follows (in thousands, except per share amounts):

                                                               SEPTEMBER 30,     DECEMBER 31,     MARCH 31,         JUNE 30,
                                                               -------------     ------------     ---------         --------
Net revenues.................................................  $      78,527    $     160,396   $      50,519    $     129,603
Gross profit.................................................         40,794           81,094          15,199           69,578
Operating income (loss)......................................          3,393           15,161         (26,189)           8,597
Net income (loss)............................................            552           12,174         (22,947)            (709)
Basic and diluted net income (loss) per share................  $        0.01    $        0.17   $       (0.33)   $       (0.01)
Weighted average shares outstanding - basic..................         69,524           69,738          69,799           69,825
Weighted average shares outstanding - diluted................         70,007           70,008          69,799           69,825

      During the fourth quarter of 2002, based on an agreement to sell pre-petition Kmart receivables at an amount substantially below face value, the Company determined it was only required to pay royalties on receivable collections. Accordingly, the Company reduced its royalty accrual at June 30, 2002 by approximately $0.7 million.

      The per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts.

                       INFOGRAMES, INC. AND SUBSIDIARIES

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)


                                                                               ADDITIONS   ADDITIONS
                                                                  BALANCE       CHARGED    CHARGED TO                     BALANCE
                                                                 BEGINNING      TO NET     OPERATING                        END
DESCRIPTION                                                      OF PERIOD     REVENUES     EXPENSES      DEDUCTIONS     OF PERIOD
-----------                                                      ---------     --------     --------      ----------     ---------
ALLOWANCE FOR BAD DEBTS, RETURNS, PRICE PROTECTION AND OTHER
CUSTOMER PROMOTIONAL PROGRAMS:

Year ended June 30, 2002.....................................    $  56,554    $  103,711   $    8,192    $   (117,916)   $  50,451
                                                                 =========    ==========   ==========    ============    =========
Year ended June 30, 2001.....................................    $  80,838    $   67,907   $   24,661    $   (116,852)   $  56,554
                                                                 =========    ==========   ==========    ============    =========
Three months ended June 30, 2000.............................    $  72,323    $   17,360   $    2,279    $    (11,124)   $  80,838
                                                                 =========    ==========   ==========    ============    =========
Year ended March 31, 2000....................................    $  69,821    $  196,063   $   13,133    $   (206,694)   $  72,323
                                                                 =========    ==========   ==========    ============    =========

                                                                               ADDITIONS   ADDITIONS
                                                                  BALANCE       CHARGED    CHARGED TO                     BALANCE
                                                                 BEGINNING    TO COST OF   OPERATING                        END
DESCRIPTION                                                      OF PERIOD    GOODS SOLD    EXPENSES      DEDUCTIONS     OF PERIOD
-----------                                                      ---------     --------     --------      ----------     ---------
RESERVE FOR OBSOLESCENCE:

Year ended June 30, 2002.....................................    $  20,360    $      813   $       --    $   (13,478)    $   7,695
                                                                 =========    ==========   ==========    ============    =========
Year ended June 30, 2001.....................................    $  48,101    $      838   $       --    $   (28,579)    $  20,360
                                                                 =========    ==========   ==========    ============    =========
Three months ended June 30, 2000.............................    $  48,087    $    6,925   $       --    $    (6,911)    $  48,101
                                                                 =========    ==========   ==========    ============    =========
Year ended March 31, 2000....................................    $  18,617    $   38,953   $       --    $    (9,483)    $  48,087
                                                                 =========    ==========   ==========    ============    =========