Form 10-Q
period 2002-09-30
INFOGRAMES INC
filed 2002-11-14
CIK 1002607

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002    Commission File No. 0-27338


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


                               Yes [X]    No [ ]

     As of November 14, 2002, there were 69,881,706 of the registrant's Common Stock outstanding.

================================================================================

                        INFOGRAMES, INC. AND SUBSIDIARIES
                SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements:


         Consolidated Balance Sheets as of June 30, 2002 and
         September 30, 2002 (unaudited)                                      3

         Consolidated Statements of Operations and Comprehensive
         Income (unaudited) for the Three Months Ended
         September 30, 2001 and 2002                                         4

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended September 30, 2001 and 2002                      5

         Consolidated Statements of Stockholders' Deficiency for the
         Year Ended June 30, 2002 and Three Months Ended
         September 30, 2002 (unaudited)                                      6

         Notes to the (unaudited) Consolidated Financial Statements          7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         22

Item 4.  Controls and Procedures                                            22


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                23

Item 6.   Exhibits and Reports on Form 8-K                                 25

Signatures                                                                 26

Certifications                                                             27

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                        INFOGRAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 JUNE 30,         SEPTEMBER 30,
                                                                                   2002               2002
                                                                                ---------         -------------
                                                                                                   (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                                      $   6,029           $  12,398
 Receivables, net of allowances for bad debts, returns, price protection and other customer promotional programs of $50,451 and
  $51,732, respectively                                                            81,200              40,937
 Inventories, net of reserves of $7,695 and $6,759, respectively                   45,235              54,008
 Income taxes receivable                                                            1,074               1,049
 Due from related parties                                                           3,849              10,099
 Prepaid expenses and other current assets                                          8,347               8,188
                                                                                ---------           ---------
     Total current assets                                                         145,734             126,679
Property and equipment, net                                                        16,185              16,118
Investments                                                                         3,500               3,500
Goodwill, net of accumulated amortization of $26,116 in both periods               72,924              70,223
Other assets                                                                        3,520               7,741
                                                                                ---------           ---------
     Total assets                                                               $ 241,863           $ 224,261
                                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
 Accounts payable                                                               $  59,259           $  63,148
 Accrued liabilities                                                               35,615              36,329
 Revolving credit facility                                                         15,000                  --
 Short-term promissory notes                                                        8,833                  --
 Current portion of medium-term loan                                                   --              10,000
 Related party credit facility                                                     61,431              45,391
 Royalties payable                                                                  8,915              14,803
 Income taxes payable                                                               1,447               1,454
 Due to related parties                                                             7,111               7,013
                                                                                ---------           ---------
     Total current liabilities                                                    197,611             178,138
Related party debt                                                                150,947             151,427
Long-term deferred income                                                           3,500               4,169
Other long-term liabilities                                                         5,134               5,109
                                                                                ---------           ---------
     Total liabilities                                                            357,192             338,843
                                                                                ---------           ---------

Commitments and contingencies

Stockholders' deficiency:
 Preferred stock, $0.01 par value, 5,000 shares authorized, none issued
  or outstanding                                                                       --                  --
 Common stock, $0.01 par value, 300,000 shares authorized, 69,826 and 69,832 shares issued and outstanding at June 30, 2002 and
  September 30, 2002, respectively                                                    698                 698
 Additional paid-in capital                                                       485,759             485,775
 Accumulated deficit                                                             (604,921)           (604,190)
 Accumulated other comprehensive income                                             3,135               3,135
                                                                                ---------           ---------
      Total stockholders' deficiency                                             (115,329)           (114,582)
                                                                                ---------           ---------
      Total liabilities and stockholders' deficiency                            $ 241,863           $ 224,261
                                                                                =========           =========

        The accompanying notes are an integral part of these consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS         THREE MONTHS
                                                        ENDED                  ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                          2001                  2002
                                                      -------------        --------------
Net revenues                                             $78,527              $109,367
Cost of goods sold                                        37,733                53,895
                                                         -------              --------
     Gross profit                                         40,794                55,472
Selling and distribution expenses                         13,056                19,599
General and administrative expenses                        8,536                 8,217
Research and development                                  14,712                22,085
Depreciation and amortization                              1,097                 2,075
                                                         -------              --------
     Operating income                                      3,393                 3,496
Interest expense, net                                      2,887                 3,252
Other income                                                  50                   494
                                                         -------              --------
Income before provision for income taxes                     556                   738
Provision for income taxes                                     4                     7
                                                         -------              --------
     Net income                                          $   552              $    731
                                                         =======              ========
Basic and diluted net income per share                   $  0.01              $   0.01
                                                         =======              ========
Basic weighted average shares outstanding                 69,524                69,826
                                                         =======              ========
Diluted weighted average shares outstanding               70,007                69,952
                                                         =======              ========

Net income                                               $   552              $    731
Other comprehensive income:
 Foreign currency translation adjustments                   (178)                   --
 Unrealized loss on securities                              (217)                   --
                                                         -------              --------
     Comprehensive income                                $   157              $    731
                                                         =======              ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS        THREE MONTHS
                                                                     ENDED               ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                      2001                2002
                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $    552            $    731
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation and amortization                                       1,097               2,075
  Amortization of discount on debt                                      718                 718
  Write-off of property and equipment                                    --                   1
  Accrued interest                                                    2,042               2,225
  Amortization of deferred financing fees                               239                 239
Changes in operating assets and liabilities:
    Receivables, net                                                (19,672)             40,247
    Inventories, net                                                 (5,758)             (8,759)
    Due to / from related parties, net                                1,067              (7,732)
    Prepaid expenses and other current  assets                       (4,782)                191
    Accounts payable                                                  3,564               3,878
    Accrued liabilities                                              (3,813)                646
    Royalties payable                                                (3,306)              5,887
    Income taxes receivable                                               2                  --
    Deferred income                                                      --                 746
    Other long-term liabilities                                         (89)                (18)
    Other assets                                                     (1,141)             (2,060)
                                                                   --------            ---------
     Net cash (used in) provided by operating activities            (29,280)             39,015
                                                                   --------            --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                  (1,790)             (1,687)
                                                                   --------            --------
     Net cash used in investing activities                           (1,790)             (1,687)
                                                                   --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments)  under related party credit
  facility, net                                                      37,000             (16,040)
Borrowings from related party debt                                       --               8,897
Repayments under short-term promissory notes                             --              (8,833)
Repayments of revolving credit facility                                  --             (15,000)
Proceeds from exercise of stock options                                   2                  16
                                                                   --------            --------
     Net cash provided by (used in)  financing activities            37,002             (30,960)
Effect of exchange rates on cash and cash equivalents                   131                   1
                                                                   --------            --------
Net increase in cash and cash equivalents                             6,063               6,369
Cash and cash equivalents--beginning of period                        5,378               6,029
                                                                   --------            --------
Cash and cash equivalents--end of period                           $ 11,441            $ 12,398
                                                                   ========            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       INFOGRAMES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                 (IN THOUSANDS)

                                                                                      ACCUMULATED
                                          COMMON            ADDITIONAL                  OTHER                  TREASURY
                                          STOCK    COMMON    PAID-IN    ACCUMULATED  COMPREHENSIVE  TREASURY    SHARES
                                          SHARES   STOCK     CAPITAL      DEFICIT       INCOME       SHARES     AT COST     TOTAL
                                          ------   ------   ----------  -----------  -------------  --------   ---------  ---------
BALANCE, JULY 1, 2001                     69,759    $698     $486,306    $(593,991)      $2,803        235      $(2,352)  $(106,536)
Issuance of common stock pursuant to
 employee stock purchase plan                 30      --          204           --           --         --           --         204
Sales of treasury shares in lieu of
 partial royalty payment                      --      --       (1,497)          --           --       (235)       2,352         855
Exercise of stock options                      5      --           32           --           --         --           --          32
Net loss                                      --      --           --      (10,930)          --         --           --     (10,930)
Currency translation adjustment               --      --           --           --          777         --           --         777
Unrealized loss on securities                 --      --           --           --          (57)        --           --         (57)
Reclassification adjustment for
 realized gains included in net loss          --      --           --           --         (388)        --           --        (388)
Assumption of stock options pursuant
 to the acquisition of Shiny
 Entertainment, Inc.                          --      --          672           --           --         --           --         672
Conversion of warrants under cash
 - less exercise option                       21      --            1           --           --         --           --           1
Issuance of common stock in lieu of
 partial royalty payment                      11      --           41           --           --         --           --          41
                                          ------    ----     --------    ---------       ------       ----      -------   ---------
BALANCE, JUNE 30, 2002                    69,826     698      485,759     (604,921)       3,135         --           --    (115,329)
Exercise of stock options                      6      --           16           --           --         --           --          16
Net income                                    --      --           --          731           --         --           --         731
                                          ------    ----     --------    ---------       ------       ----      -------   ---------
BALANCE, SEPTEMBER 30, 2002               69,832    $698     $485,775    $(604,190)      $3,135         --           --   $(114,582)
                                          ======    ====     ========    =========       ======       ====      =======   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Infogrames, Inc., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and PlayStation2, Microsoft's Xbox and Nintendo's GameCube and Gameboy. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations. Infogrames Entertainment SA, a French corporation ("Infogrames SA"), owns approximately 89% of the Company. The Company relies on financial and operational support from Infogrames SA (Note 5). The Company believes that it is Infogrames SA's present intention to continue such support as Infogrames SA deems necessary to fund operations throughout the fiscal year.

Basis of Presentation

     The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The information for June 30, 2002 was derived from audited financial statements.

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

Goodwill and Other Intangible Assets

     On June 30, 2001, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 eliminates goodwill amortization over its estimated useful life.

However, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company's intent to do so. Intangible assets with definitive lives are amortized over their useful lives. The Company adopted SFAS No. 142 effective July 1, 2001. Such adoption did not result in an impairment of goodwill, based on an assessment of fair value performed by an independent appraisal company; however, future changes in the facts and circumstances relating to the Company's goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

Fair Values of Financial Instruments

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party credit facility and amounts due to and from related parties are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. Management believes the fair value of short-term promissory notes and related party debt closely approximates its carrying value based on current market interest rates and the incremental borrowing rate of the Company. The Company uses quoted market prices to calculate these fair values, when available.

Long-Lived Assets

     The Company reviews long-lived assets, such as fixed assets and certain identifiable intangibles to be held, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated fair market value of the asset is less than the carrying amount of the asset plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds its fair value, as defined in SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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

License Advances

     Payments made to third parties for licensing intellectual property are capitalized and amortized over projected unit sales. Management evaluates the carrying value of these capitalized licenses and records any impairment in value, if any, as research and development expense.

Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current period.

Net Income Per Share

     Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock-based compensation plans would be anti-dilutive and, therefore, have not been considered in the diluted income per share calculation for the three months ended September 30, 2001 and 2002.

Recent Accounting Pronouncements

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to SFAS No. 13 and the technical corrections are effective for transactions which occur after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. There was no impact on results of operations or financial condition related to adoption of this pronouncement.

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


NOTE 2 - SHINY ACQUISITION

     On April 30, 2002, the Company acquired all of the outstanding shares of common stock of Shiny Entertainment, Inc. ("Shiny"), a videogame development studio (the "Shiny Acquisition"). Total consideration, including acquisition costs and assumption of employee stock options to purchase shares of common stock of Shiny was approximately $50.8 million. The Shiny Acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, in-process research and development, other intangible assets and goodwill. Accordingly, $7.4 million of in-process research and development was expensed in the year ended June 30, 2002. Furthermore, $2.7 million of the purchase price was allocated to other intangible assets and the balance was allocated to goodwill. Other intangible assets are being amortized over four years.

     The purchase price paid by the Company for the shares of Shiny consisted of
(i) $31.0 million in cash at closing, (ii) the issuance of short-term promissory notes for an aggregate principal face amount of $16.2 million payable by the Company in installments through July 31, 2002, (iii) $2.0 million paid to third party licensors, (iv) assumption of employee stock options granted to purchase shares of Shiny valued at $0.7 million and (v) approximately $1.0 million in professional and legal costs associated with the Shiny Acquisition. The Company financed the purchase with borrowings from Infogrames SA, under a medium-term loan, which guaranteed repayments of the short-term promissory notes. Repayment of the medium-term loan will be due in installments commencing no later than December 31, 2003 and ending by June 30, 2004 (Note 5).

                         PROFORMA RESULTS OF OPERATIONS

The following unaudited consolidated pro-forma results of operations of the Company for the three months ended September 30, 2001 give the effect of the Shiny Acquisition as if it had occurred on July 1, 2001 (in thousands, except per share data):

                                          Three months ended
                                          September 30, 2001
                                          ------------------
                                             (unaudited)

Net revenues                              $           78,527
Operating income                          $            2,233
Net loss                                  $           (1,582)

Basic and diluted net loss per share      $            (0.02)

NOTE 3 - INVENTORIES, NET

     Inventories consist of the following (in thousands):

                                                                                          JUNE 30,       SEPTEMBER 30,
                                                                                            2002             2002
                                                                                            ----             ----
Finished goods                                                                           $  43,622         $  50,785
Return inventory                                                                             7,901             8,618
Raw materials                                                                                1,407             1,364
                                                                                         ---------         ---------
                                                                                            52,930            60,767

Less: Obsolescence reserve                                                                 (7,695)           (6,759)
                                                                                         ---------         ---------
                                                                                         $  45,235         $  54,008
                                                                                         ---------         ---------


NOTE 4 - COMMITMENTS AND CONTINGENCIES


LITIGATION

     During the three months ended September 30, 2002, no significant claims were asserted against or by the Company that in management's opinion the likely resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

     The Company's management believes that the ultimate resolution of any of the complaints summarized below and/or any other claims which are not stated herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

James

     On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10.0 million in compensatory damages and $100.0 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, and oral argument was heard on November 28, 2001. On August 13, 2002 the Sixth Circuit issued a complete affirmance of the dismissal of the action.

Sanders

     On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15.0 million in compensatory damages for certain plaintiffs and $5.0 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief.

On March 4, 2002 the Court granted our motion to dismiss and on March 29, 2002 denied plaintiffs' motion for reconsideration. On April 5, 2002 plaintiffs filed a notice of appeal to the Court of Appeals for the Tenth Circuit.

KBK

     On September 16, 2002, Knight Bridging Korea Co., Ltd. ("KBK"), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. ("Gamesonline"), a subsidiary of Interplay Entertainment Corp., and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The complaint alleges the following causes of action against the
Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. On November 6, 2002, the plaintiff agreed in principal to dismiss the Company without prejudice and to subsequently name Infogrames Interactive, Inc., a related party, as a defendant.


NOTE 5 - DEBT

     The Company has a $75.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On September 30, 2002 the maturity date was extended to December 31, 2002 and Infogrames SA agreed that prior to July 1, 2003, it will not demand repayment of any amount outstanding as of September 30, 2002, except under certain conditions and in each case only to the extent that the repayment is permitted under any new credit facility and the amount remaining available from that credit facility is sufficient to fund the Company's working capital needs. Conditions under which Infogrames SA may demand repayment include the disposition of material assets of the Company, the successful completion of additional financings, the receipt of non-budgeted revenues and a significant improvement in the financial condition of the Company. The outstanding borrowings, as of September 30, 2002, under the Credit Agreement were approximately $45.4 million. As of September 30, 2002, accrued interest and fees were approximately $1.2 million and included in current amounts due to related parties. As of September 30, 2002, there are $14.9 million of letters of credit outstanding secured by the Credit Agreement. The entire outstanding balance of $45.4 million at September 30, 2002 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to October 1, 2003.

     In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP Paribus, which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002, with an amendment reducing the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 31, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. The Company had approximately $15.0 million outstanding under this facility at June 30, 2002 and paid the balance of principal and interest in full on August 30, 2002.

     In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA on April 22, 2002 which matures on June 30, 2004. The facility interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility will be repaid as follows: $10.0 million three months after the first shipment of the game based on the Matrix Reloaded movie and no later than December 31, 2003; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004. The facility will be prepaid and reduced in aggregate amounts equal to (1) 95% of the net cash proceeds of any sale or disposition of any assets of the Company exceeding $2.5 million, (2) 95% of the cumulative net proceeds from equity issuances by the Company provided that the Company may retain 5% of such proceeds, and (3) 95% of the net proceeds from any new debt issuance by the Company. As of September 30, 2002, the outstanding borrowings under the medium-term loan were approximately $48.3 million, of which $10.0 million is current. Additionally, accrued interest was approximately $0.7 million and is included in current amounts due to related parties.

     In conjunction with the Shiny Acquisition, the Company issued various short-term promissory notes to pre-existing creditors of Shiny for an aggregate amount of $16.2 million payable by the Company in installments due July 31, 2002. As of July 31, 2002, all principal and interest related to the short-term promissory notes have been paid in full with borrowings from the medium-term loan from Infogrames SA.

     In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to GAP the GAP 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share. Interest on the GAP 0% Notes are being accreted at the rate of 7% and will have a redemption value of $50.0 million at maturity, which is December 16, 2004. On December 28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes (renamed the "Infogrames SA 0% subordinate convertible note") as they relate to the Company.

Long-term related party debt consists of the following at September 30, 2002 (in thousands):

Infogrames SA 0% subordinated convertible note, due December 16, 2004               $ 43,542
Infogrames SA medium-term loan, net of $10,000 current portion                        38,277
5% subordinated convertible note with a subsidiary
 of Infogrames SA, due December 16, 2004                                              69,608
                                                                                    --------
                                                                                    $151,427
                                                                                    ========

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                          ------------------
                                           2001       2002
                                          ------     -------
Cash paid for interest                     $ 580     $ 1,944


NOTE 7 - OPERATIONS BY REPORTABLE SEGMENTS

     The Company has three reportable segments: publishing, distribution and corporate. Publishing is comprised of three studios located in Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota. Distribution constitutes the sale of other publishers' titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the Corporate segment and a portion thereof is recorded to the publishing segment. This amount consists of depreciation on computers and office furniture at the publishing unit offices. Historically, the Company does not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

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

     The following unaudited summary represents the consolidated net revenues and operating income (loss) by reportable segment for the three months ended September 30, 2001 and 2002 (in thousands):

                                           PUBLISHING     DISTRIBUTION     CORPORATE         TOTAL
                                           ----------     ------------     ---------         -----
Three months ended September 30, 2001:
    Net revenues                              59,286            19,241            --          78,527
    Operating income (loss)                    6,881             2,855       (6,343)           3,393
Three months ended September 30, 2002:
    Net revenues                           $  83,640       $    25,727      $     --       $ 109,367
    Operating income (loss)                    3,464             5,766       (5,734)           3,496


NOTE 8 - SUBSEQUENT EVENTS

Senior Credit Facility

     On November 12, 2002, the Company obtained a 30-month $50.0 million secured revolving credit facility ("Senior Credit Facility") with General Electric Capital Corporation ("GECC") to fund the Company's working capital needs. Loans under the Senior Credit Facility will be based on a borrowing base comprised of the value of the Company's accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.5% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and names certain related entities, such as Infogrames Interactive, Inc., Paradigm Entertainment, Inc., and Atari Interactive, Inc. and the Company's subsidiary, Shiny Entertainment, Inc., as guarantors. The Senior Credit Facility contains restrictions on the repayment of principal owed on all credit facilities and related party debt outstanding with Infogrames SA. The terms on all Infogrames SA credit facilities and related party debt have been extended until May 2005.

NASDAQ Letter

     The Company received a notice from NASDAQ dated October 17, 2002, stating that the Company's common stock had not maintained a minimum bid price per share of $3.00 for 30 consecutive trading days, as required to maintain listing on the NASDAQ National Market. If the bid price for the Company's common stock closes at $3.00 or more per share for 10 consecutive trading days at any time before January 15, 2003, the common stock may continue to be listed on the NASDAQ National Market. If the Company is unable to maintain such listing, it intends to apply for listing on the NASDAQ SmallCap Market, or the common stock may be traded in the over-the-counter market or other similar markets. The Company believes that the current valuation of its stock does not adequately reflect its financial performance nor the strength of its product lineup but instead is a result of general softness in the sector and in the financial markets on the whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially or otherwise include the Company's level of dependence on the financial support of its parent, Infogrames SA, Infogrames SA's ability to continue to support the Company, an inability to find suitable acquisition candidates or equity or debt financing on terms commercially reasonable to the Company, pricing of and demand for distributed products, inability to collect outstanding accounts and notes receivable when due or within a reasonable period of time thereafter, the actions of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's annual report on From 10-K for the year ended June 30, 2002 with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, the Company disclaims any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The worldwide interactive entertainment software market is comprised primarily of software for personal computers (PCs) and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During the three months ended September 30, 2002, the Company's product mix consisted of 51% PC games, 20% Sony PlayStation2 games, 12% Nintendo Game Boy Advance games, 12% Microsoft Xbox games, 4% Sony PlayStation games, and approximately 1% games for other platforms, including SEGA Dreamcast. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC will have a projected installed base of nearly 71 million in North America by the end of 2002; that base is projected to increase to more than 86 million by 2005. IDG also projects that PlayStation, currently the most widely distributed gaming console will have an installed base of nearly 31 million in North America by the end of 2002. While PlayStation's growth may slow, growth of the installed base for PlayStation2, introduced in North America in 2000, is projected to grow to over 39 million in 2005. IDG projects that the Xbox will have a North American installed base over 21 million by 2005, while the Game Cube is projected to have a North American installed base of nearly 20 million in the same time period. Additionally, the Game Boy Advance is expected to have an installed base of nearly 31 million by 2005, as compared to an estimated 12 million in 2002. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

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

     The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is sold through mass-merchants such as Wal-Mart and Target, as well as major retailers, including Best Buy, CompUSA, Toys 'R' Us and Gamestop, and specialty stores such as Electronics Boutique, as well as through a myriad of Internet and on-line networks.


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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:


                                                       THREE MONTHS           THREE MONTHS
                                                           ENDED                  ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                           2001                   2002
                                                      --------------         ---------------

Net revenues                                                100.0%                  100.0%
Cost of goods sold                                           48.1                    49.3
                                                             ----                    ----
   Gross profit                                              51.9                    50.7
Selling and distribution expenses                            16.6                    17.9
General and administrative expenses                          10.9                     7.5
Research and development                                     18.7                    20.2
Depreciation and amortization                                 1.4                     1.9
                                                              ---                     ---
   Operating income                                           4.3                     3.2
Interest expense, net                                         3.7                     3.0
Other income                                                  0.1                     0.5
                                                              ---                     ---

Income before provision for income taxes                      0.7                     0.7
Provision for income taxes                                    0.0                     0.0
                                                              ---                     ---

   Net income                                                 0.7                     0.7
                                                              ===                     ===

     THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     Net revenues for the three months ended September 30, 2002 increased approximately $30.9 million, or 39.4%, to $109.4 million from $78.5 million, as compared to the 2001 period. This increase is attributable to the Company's growth in both the publishing and distribution businesses.

     Total publishing revenue increased 41.1% to $83.7 million for the three months ended September 30, 2002 from $59.3 million in the comparable 2001 period. This increase is due to the success of major new releases and the continued success of prior releases from last quarter of fiscal year 2002. Major new releases in the three months ended September 30, 2002 included Superman:
Shadow of Apokolips for PlayStation2, The Terminator: Dawn of Fate for PlayStation2 and Xbox, and Unreal Tournament 2K3 for the PC. Comparatively, major new releases for the three months ended September 30, 2001 included Monopoly Tycoon for the PC, Deerhunter 5 for the PC and NSYNC Hot Line for the PC. Sales from major new releases during 2002 increased approximately $9.2 million to $17.8 million in the three months ended September 30, 2002 from $8.6 million in 2001. Furthermore, the Company recorded approximately $22.4 million in revenues for the three months ended September 30, 2002 from the continued success of prior releases from the last quarter of fiscal year 2002, an increase of approximately $15.4 million as compared to same comparative period in 2001. Products such as Stuntman and Splashdown for Playstation2, Never Winter Nights for the PC, Dragon Ball Z: Legacy of Goku for Gameboy Advance and Test Drive 2001 for Playstation2 and Xbox accounted for this success. During the three months ended September 30, 2001 the Company had recorded approximately $7.0 million in revenues related to major products released the quarter prior. In the same period, total distribution net revenues increased 33.9% to $25.7 million from $19.2 million as the Company expanded its relationships with third party vendors.

     Gross profit increased to $55.5 million for the three months ended September 30, 2002 from $40.8 million in the comparable 2001 period. This increase is primarily due to increased sales volume. Gross profit is also impacted by the percentage of sales of PC product as compared to the percentage of sales of console product and by the percentage of royalty earned from foreign sales. The Company's margins on sales of PC product are higher than those on console software (currently, PlayStation2, PlayStation, Xbox, Game Boy Color, Game Boy Advance and Dreamcast) as a result of significantly lower PC software product costs. Gross profit as a percentage of net revenues decreased to 50.7% during the three months ended September 30, 2002 from 51.9% in the comparable 2001 period. During the three months ended September 30, 2002, 49% of sales were from lower margin console games compared to 28% of sales from console product in the prior year.

     Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the three months ended September 30, 2002, these expenses increased approximately $6.5 million, or 49.6%, to $19.6 million from $13.1 million in the comparable 2001 period. The increase in selling and distribution expenses resulted primarily from variable selling expenses due to the increase in sales for the three months ended September 30, 2002 over the comparable 2001 period. Advertising expenditures more than doubled to approximately $9.8 million during the three months ended September 30, 2002 as compared to $4.4 million in the comparable 2001 period, due to the increase in new promotable product releases in the current period. Distribution expenses increased 25.0% to approximately $5.0 million during the twelve months ended June 30, 2002 as compared to $4.0 million in the comparable 2001 period due to the increase in net revenues.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the three months ended September 30, 2002 decreased approximately $0.3 million, or 3.5%, to $8.2 million from $8.5 million in the comparable 2001 period. General and administrative expenses as a percentage of net revenues decreased to 7.5% for the three months ended September 30, 2002 from 10.9% in the comparable 2001 period. This decrease is primarily due to Company efforts to streamline internal functions and reduce costs using internal resources as efficiently as possible. Salaries and related costs increased $1.3 million or 46.4% to $4.1 million for the three months ended September 30, 2002 as compared to $2.8 million in the comparable 2001 period. This increase was offset by a $1.2 million decrease in overhead, such as rent and facilities costs, to $2.0 million from $3.2 million for the three months ended September 30, 2002 and 2001, respectively. Additionally, consulting costs decreased $0.6 million, to $0.3 million from $0.9 million for the three months ended September 30, 2002 and 2001, respectively.

     Research and development expenses primarily include the payment of royalty advances to third-party developers on products in development and direct costs of internally developing and producing a title. These expenses for the three months ended September 30, 2002 increased approximately $7.4 million, or 50.3%, to $22.1 million from $14.7 million in the comparable 2001 period. Research and development expenses, as a percentage of net revenues, increased to 20.2% for the three months ended September 30, 2002 from 18.7% in the comparable 2001 period. The increase in research and development expenses for the three months ended September 30, 2002 is primarily due to the Company's external developers achieving more milestones in the development process during the 2002 period. Use of the Company's internal development studios, which include Humongous, Legend, Reflections and Shiny, also increased to approximately $10.3 million for the three months ended September 30, 2002 from $6.6 million in the comparable 2001 period. The majority of this increase is due to the recent acquisition of Shiny which incurred research and development expense of $3.1 million in the three months ended September 30, 2002. In relation to total research and development expenses, the internal costs represented 46.6% of the total research and development costs for the three months ended September 30, 2002, while costs were 44.8% of total research and development costs for the comparable period of 2001.

     Depreciation and amortization for the three months ended September 30, 2002 increased approximately $1.0 million, or 90.9%, to $2.1 million from $1.1 million in the comparable 2001 period. The increase is primarily due to depreciation incurred on purchases of equipment and capitalized projects held at September 30, 2001 but not yet put into service or completed as of September 30, 2001. The commencement of the depreciation of the capitalized assets were included in the three months ended September 30, 2002 and not in the comparative 2001 period. Additionally, $0.3 million in amortization expense from other intangible assets recorded from the Shiny Acquisition is included in the three months ended September 30, 2002 results.

     Interest expense, net increased approximately $0.4 million for the three months ended September 30, 2002 to $3.3 million from $2.9 million in the comparable 2001 period. The increase in the three months ended September 30, 2002 was attributable to the increased borrowings under the medium-term loan with Infogrames SA for the acquisition of Shiny, offset by the reduction of borrowings during the period related to the revolving credit facility with BNP Paribus.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $12.4 million at September 30, 2002 compared to $6.0 million at June 30, 2002. As of September 30, 2002, the Company had a working capital deficit of $51.5 million compared to $51.9 million at June 30, 2002.

     During the three months ended September 30, 2002, $39.0 million was provided by operating activities, mostly from the collection of receivables. The Company utilized the cash provided from operations to reduce debt by approximately $31.0 million and to fund investing activities of approximately $1.7 million.

     The Company's outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of its business and the timing of new product releases. There were no significant changes in the credit terms with customers during the three month period.

DEBT

     The Company has a $75.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On September 30, 2002 the maturity date was extended to December 31, 2002 and Infogrames SA agreed that prior to July 1, 2003, it will not demand repayment of any amount outstanding as of September 30, 2002, except under certain conditions and in each case only to the extent that the repayment is permitted under any new credit facility and the amount remaining available from that credit facility is sufficient to fund the Company's working capital needs. Conditions under which Infogrames SA may demand repayment include the disposition of material assets of the Company, the successful completion of additional financings, the receipt of non-budgeted revenues and a significant improvement in the financial condition of the Company. The outstanding borrowings, as of September 30, 2002, under the Credit Agreement were approximately $45.4 million. As of September 30, 2002, accrued interest and fees were approximately $1.2 million and included in current amounts due to related parties. As of September 30, 2002, there are $14.9 million of letters of credit outstanding secured by the Credit Agreement. The entire outstanding balance of $45.4 million at September 30, 2002 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to October 1, 2003.

     In connection with the INA Merger, the Company assumed a $35.0 million revolving credit facility with BNP Paribus, which was to mature on September 17, 2001. On September 14, 2001, the facility was extended to November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002, with an amendment reducing the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 31, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. The Company had approximately $15.0 million outstanding under this facility at June 30, 2002 and paid the balance of principal and interest in full on August 30, 2002.

     In connection with the Shiny acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA on April 22, 2002 which matures on June 30, 2004. The facility interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility will be repaid as follows: $10.0 million three months after the first shipment of the game based on the Matrix Reloaded movie and no later than December 31, 2003; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004. The facility will be prepaid and reduced in aggregate amounts equal to (1) 95% of the net cash proceeds of any sale or disposition of any assets of the Company exceeding $2.5 million, (2) 95% of the cumulative net proceeds from equity issuances by the Company provided that the Company may retain 5% of such proceeds, and (3) 95% of the net proceeds from any new debt issuance by the Company. As of September 30, 2002, the outstanding borrowings under the medium-term loan were approximately $48.3 million, of which $10.0 million is current. Additionally, accrued interest was approximately $0.7 million and is included in current amounts due to related parties.

     In conjunction with the Shiny Acquisition, the Company issued various short-term promissory notes to pre-existing creditors of Shiny for an aggregate amount of $16.2 million payable by the Company in installments due July 31, 2002. As of July 31, 2002, all principal and interest related to the short-term promissory notes have been paid in full with borrowings from the medium-term loan from Infogrames SA.

     In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to GAP the GAP 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share. Interest on the GAP 0% Notes are being accreted at the rate of 7% and will have a redemption value of $50.0 million at maturity, which is December 16, 2004. On December 28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes (renamed the "Infogrames SA 0% subordinate convertible note") as they relate to the Company.

Long-term related party debt consists of the following at September 30, 2002 (in thousands):

Infogrames SA 0% subordinated convertible note, due December 16, 2004               $     43,542
Infogrames SA medium-term loan, net of $10,000 current portion                            38,277
5% subordinated convertible note with a subsidiary
 of Infogrames SA, due December 16, 2004                                                  69,608
                                                                                    ------------
                                                                                    $    151,427
                                                                                    ============


     The Company believes that existing cash and cash equivalents, together with cash expected to be generated from operations, cash available under the Senior Credit Facility (Note 8) and the Credit Agreement, and the continued financial support of Infogrames SA as deemed necessary will be sufficient to fund the Company's operations and cash flows.


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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to SFAS No. 13 and the technical corrections are effective for transactions which occur after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. There was no impact on results of operations or financial condition related to adoption of this pronouncement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, royalties payable and its existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

     In recent years, the Company has restructured its foreign operations. As of September 30, 2002, foreign operations represented 0.0% and 3.7% of consolidated net revenues and total assets, respectively. The Company also recorded approximately $2.0 million in operating losses related to foreign operations of which approximately 94.4% related to a development studio located outside the United States. Currently, substantially all of the Company's business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company's results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.


Interest Rates

     The Company is exposed to market risk from changes in interest rates on its related party credit facility and the medium-term loan. Outstanding balances under these facilities (which aggregated approximately $93.7 million at September 30, 2002) bear interest at variable rates based on a margin over LIBOR. Based on the amount outstanding as of September 30, 2002, a 100 basis point change in interest rates would result in an approximate $0.9 million change to the Company's annual interest expense. For fixed rate debt including the Infogrames SA 0% subordinated convertible notes (formerly the GAP 0% Notes) and the 5% subordinated convertible note with a subsidiary of Infogrames SA aggregating approximately $113.2 million at September 30, 2002, interest rate changes effect the fair market value of such debt, but do not impact the Company's earnings.


ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the principal executive officers and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that the Company's disclosure controls and procedures are effective in alerting the Company's management in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic reports filed with the Securities and Exchange Commission.

     There have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date we carried out our last evaluation.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

LITIGATION


     During the three months ended September 30, 2002, no significant claims were asserted against or by the Company that in management's opinion the likely resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

     The Company's management believes that the ultimate resolution of any of the complaints summarized below and/or any other claims which are not stated herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

James

     On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10.0 million in compensatory damages and $100.0 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, and oral argument was heard on November 28, 2001. On August 13, 2002 the Sixth Circuit issued a complete affirmance of the dismissal of the action.

Sanders

     On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15.0 million in compensatory damages for certain plaintiffs and $5.0 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief. On March 4, 2002 the Court granted our motion to dismiss and on March 29, 2002 denied plaintiffs' motion for reconsideration. On April 5, 2002 plaintiffs filed a notice of appeal to the Court of Appeals for the Tenth Circuit.

KBK

     On September 16, 2002, Knight Bridging Korea Co., Ltd. ("KBK"), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. ("Gamesonline"), a subsidiary of Interplay Entertainment Corp., and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The complaint alleges the following causes of action against the
Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. On November 6, 2002, the plaintiff agreed in principal to dismiss the Company without prejudice and to subsequently name Infogrames Interactive, Inc., a related party, as a defendant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     99.1 Statement regarding the Certification of the CEO of Infogrames, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

     99.2 Statement regarding the Certification of the CFO of Infogrames, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     No reports on Form 8-K are filed or incorporated by reference as part of this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            INFOGRAMES, INC.


                                            By:  /s/    DAVID J. FREMED
                                                -------------------------------
                                            David J. Fremed
                                            Senior Vice President of Finance and
                                            Chief Financial Office
                                            Date:  November 14, 2002

                                  CERTIFICATION

I, Bruno Bonnell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Infogrames, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                                        By: /s/ Bruno Bonnell
                                            ------------------------------------
                                        Name:  Bruno Bonnell
                                        Title: Chairman, Chief Executive Officer

                                  CERTIFICATION


I, David Fremed, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Infogrames, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                            By: /s/ David Fremed
                                                -------------------------------
                                            Name:  David Fremed
                                            Title: Senior Vice President,
                                                   Chief Financial Officer