Form 10-Q
period 2002-12-31
INFOGRAMES INC
filed 2003-02-14
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002     Commission File No. 0-27338

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

                               Yes |X| No | |

      As of February 12, 2003, there were 69,914,206 shares of the registrant's Common Stock outstanding.

                        INFOGRAMES, INC. AND SUBSIDIARIES
                 DECEMBER 31, 2002 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                              ----
   Item 1. Financial Statements:

           Consolidated Balance Sheets as of June 30, 2002 and December 31, 2002 (unaudited)                    3

           Consolidated Statements of Operations and Comprehensive Income (unaudited) for the Three
           Months and the Six Months Ended December 31, 2001, and for the Three Months and Six Months
           Ended December 31, 2002                                                                              4

           Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31,
           2001 and 2002                                                                                        5

           Consolidated Statements of Stockholders' Deficiency for the Year Ended June 30, 2002 and Six
           Months Ended December 31, 2002 (unaudited)                                                           6

           Notes to the Consolidated Financial Statements  (unaudited)                                          7

           Management's Discussion and Analysis of Financial Condition and Results
   Item 2. of Operations                                                                                       16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                                          27

   Item 4. Controls and Procedures                                                                             27

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                                                   28

   Item 4. Submission of Matter to a Vote of Security Holders                                                  29

   Item 6. Exhibits and Reports on Form 8-K                                                                    30

  Signatures                                                                                                   31

Certifications                                                                                                 32

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INFOGRAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                         JUNE 30,    DECEMBER 31,
                                                                                                           2002         2002
                                                                                                        ---------    ------------
                                                                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ....................................................................        $   5,403     $   4,817
  Receivables, net of allowances for bad debts, returns, price protection and other
    customer promotional programs of $50,451 and $57,401, respectively .........................           81,200       101,935
  Inventories, net of reserves of $7,695 and $5,360, respectively ..............................           45,235        49,985
  Income taxes receivable ......................................................................            1,074         1,002
  Due from related parties .....................................................................            3,849         7,729
  Advances to related party ....................................................................               --        10,296
  Prepaid expenses and other current assets ....................................................            8,347        14,678
                                                                                                        ---------     ---------
    Total current assets .......................................................................          145,108       190,442
Property and equipment, net ....................................................................           16,185        15,020
Investments ....................................................................................            3,500         3,500
Goodwill, net of accumulated amortization of $26,116 in both periods ...........................           72,924        70,224
Other assets ...................................................................................            4,146         6,337
                                                                                                        ---------     ---------
    Total assets ...............................................................................        $ 241,863     $ 285,523
                                                                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable .............................................................................        $  59,259     $  54,366
  Accrued liabilities ..........................................................................           35,615        47,491
  Revolving credit facilities ..................................................................           15,000         9,157
  Short-term promissory notes ..................................................................            8,833            --
  Current portion of medium-term loan ..........................................................               --        20,000
  Related party credit facility ................................................................           61,431        44,800
  Royalties payable ............................................................................            8,915        24,673
  Income taxes payable .........................................................................            1,447         1,865
  Due to related parties .......................................................................            7,111        15,302
                                                                                                        ---------     ---------
    Total current liabilities ..................................................................          197,611       217,654
Related party debt .............................................................................          150,947       143,013
Deferred income ................................................................................            3,500         4,150
Other long-term liabilities ....................................................................            5,134         5,044
                                                                                                        ---------     ---------
    Total liabilities ..........................................................................          357,192       369,861
                                                                                                        ---------     ---------

Commitments and contingencies ..................................................................               --            --

Stockholders' deficiency:
  Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or
    outstanding ................................................................................               --            --
  Common stock, $0.01 par value, 300,000 shares authorized, 69,826 and 69,914 shares issued and outstanding at June 30, 2002 and December 31, 2002,
    respectively ...............................................................................              698           699
  Additional paid-in capital ...................................................................          485,759       485,986
  Accumulated deficit ..........................................................................         (604,921)     (574,136)
  Accumulated other comprehensive income .......................................................            3,135         3,113
                                                                                                        ---------     ---------
    Total stockholders' deficiency .............................................................         (115,329)      (84,338)
                                                                                                        ---------     ---------
    Total liabilities and stockholders' deficiency .............................................        $ 241,863     $ 285,523
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

                        INFOGRAMES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 DECEMBER 31,                     DECEMBER 31,
                                                                          -------------------------       -------------------------
                                                                             2001            2002            2001           2002
                                                                          ---------       ---------       ---------       ---------
Net revenues .......................................................      $ 160,396       $ 210,594       $ 238,923       $ 319,961
Cost of goods sold .................................................         79,302         104,142         117,035         158,038
                                                                          ---------       ---------       ---------       ---------
   Gross profit ....................................................         81,094         106,452         121,888         161,923
Selling and distribution expenses ..................................         34,183          39,758          47,222          59,357
General and administrative expenses ................................         14,346          14,189          22,549          22,404
Research and development ...........................................         16,333          16,976          31,395          39,061
Depreciation and amortization ......................................          1,071           1,857           2,168           3,932
                                                                          ---------       ---------       ---------       ---------
   Operating income ................................................         15,161          33,672          18,554          37,169
Interest expense, net ..............................................          3,476           3,356           6,362           6,608
Other income .......................................................            473             220             522             714
                                                                          ---------       ---------       ---------       ---------
   Income before (benefit from) provision for income taxes .........         12,158          30,536          12,714          31,275
(Benefit from) provision for income taxes ..........................            (16)            482             (12)            490
                                                                          ---------       ---------       ---------       ---------

   Net income ......................................................      $  12,174       $  30,054       $  12,726       $  30,785
                                                                          =========       =========       =========       =========

Basic and diluted net income per share .............................      $    0.17       $    0.43       $    0.18       $    0.44
                                                                          =========       =========       =========       =========

   Basic weighted average number of shares outstanding .............         69,738          69,891          69,634          69,859
                                                                          =========       =========       =========       =========

   Diluted weighted average number of shares outstanding ...........         70,008          69,984          70,081          69,956
                                                                          =========       =========       =========       =========

Net income .........................................................      $  12,174       $  30,054       $  12,726       $  30,785
Other comprehensive income:
   Foreign currency translation adjustments ........................            509             (22)            330             (22)
   Unrealized loss on securities ...................................           (228)             --            (444)             --
                                                                          ---------       ---------       ---------       ---------
     Comprehensive income ..........................................      $  12,455       $  30,032       $  12,612       $  30,763
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

                        INFOGRAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  SIX MONTHS        SIX MONTHS
                                                                                                     ENDED             ENDED
                                                                                                  DECEMBER 31,      DECEMBER 31,
                                                                                                      2001              2002
                                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................................       $ 12,726          $ 30,785
Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization ............................................................          2,168             3,932
  Amortization of discount on long-term debt ...............................................          1,435             1,435
  Deferred royalty income ..................................................................         (1,750)               --
  Accrued interest .........................................................................          2,168             3,612
  Write-off of property and equipment ......................................................             57               363
  Amortization of deferred financing fees ..................................................            478               567
Changes in operating assets and liabilities:
    Receivables, net .......................................................................        (66,276)          (20,749)
    Inventories, net .......................................................................        (12,792)           (4,743)
    Due to / from related parties, net .....................................................          9,949             2,521
    Prepaid expenses and other current assets ..............................................         (3,191)           (6,297)
    Accounts payable .......................................................................         19,134            (4,915)
    Accrued liabilities ....................................................................         14,624            11,820
    Royalties payable ......................................................................         (4,216)           15,756
    Income taxes payable ...................................................................             --               400
    Income taxes receivable ................................................................          1,046                84
    Deferred income ........................................................................          3,747               650
    Other long-term liabilities ............................................................             31               (89)
    Other assets ...........................................................................         (1,852)             (486)
                                                                                                   --------          --------
       Net cash (used in) provided by operating activities .................................        (22,514)           34,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ........................................................         (4,707)           (2,785)
Advances to related party ..................................................................             --           (10,296)
                                                                                                   --------          --------
       Net cash used in investing activities ...............................................         (4,707)          (13,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under BNP Paribas revolving credit facility .....................................             --           (15,000)
Borrowings under General Electric  Capital  Corporation  Senior Credit Facility,
  net ......................................................................................             --             9,157
Borrowings (repayments) under related party credit facilities, net .........................         28,000            (7,736)
Repayments under short-term promissory notes ...............................................             --            (8,833)
Proceeds from issuance of common stock pursuant to employee stock purchase plan ............            127               125
Proceeds from exercise of stock options ....................................................             10               103
                                                                                                   --------          --------
       Net cash provided by (used in) financing activities .................................         28,137           (22,184)

Effect of exchange rates on cash and cash equivalents ......................................             72                33
                                                                                                   --------          --------

Net increase (decrease) in cash and cash equivalents .......................................            988              (586)
Cash and cash equivalents--beginning of period .............................................          4,752             5,403
                                                                                                   --------          --------
Cash and cash equivalents--end of period ...................................................       $  5,740          $  4,817
                                                                                                   ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Issuance of treasury stock in lieu of partial royalty payment ..............................       $    855          $     --
Issuance of stock in lieu of partial royalty payment .......................................             41                --
Cash paid for interest .....................................................................          1,822             3,287

           The accompanying notes are an integral part of these consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                 (IN THOUSANDS)

                                                                                     ACCUMULATED
                                        COMMON              ADDITIONAL                   OTHER                 TREASURY
                                        STOCK      COMMON     PAID-IN   ACCUMULATED  COMPREHENSIVE  TREASURY    SHARES
                                        SHARES     STOCK      CAPITAL      DEFICIT      INCOME       SHARES     AT COST     TOTAL
                                        ------     -----      -------      -------      ------       ------     -------     -----
BALANCE, JULY 1, 2001 ..............    $69,759   $   698   $ 486,306    $(593,991)     $ 2,803         235     $(2,352)  $(106,536)
Issuance of common stock pursuant to
   employee stock purchase plan ....         30        --         204           --           --          --          --         204
Sales of treasury shares in lieu
   of partial royalty payment ......         --        --      (1,497)          --           --        (235)      2,352         855
Exercise of stock options ..........          5        --          32           --           --          --          --          32
Net loss ...........................         --        --          --      (10,930)          --          --          --     (10,930)
Currency translation adjustment ....         --        --          --           --          777          --          --         777
Unrealized loss on securities ......         --        --          --           --          (57)         --          --         (57)
Reclassification adjustment for
   realized gains included in
   net loss ........................         --        --          --           --         (388)         --          --        (388)
Assumption of stock options
   pursuant to the acquisition
   of Shiny Entertainment, Inc. ....         --        --         672           --           --          --          --         672
Conversion of warrants under cash -
   less exercise option ............         21        --           1           --           --          --          --           1
Issuance of common stock in lieu of
   partial royalty payment .........         11        --          41           --           --          --          --          41
                                        -------   -------   ---------    ---------      -------         ---     -------   ---------
BALANCE, JUNE 30, 2002 .............     69,826       698     485,759     (604,921)       3,135          --          --    (115,329)
Issuance of common stock pursuant
   to employee stock purchase plan .         46        --         125           --           --          --          --         125
Exercise of stock options ..........         42         1         102           --           --          --          --         103
Net income .........................         --        --          --       30,785           --          --          --      30,785
Currency translation adjustment ....         --        --          --           --          (22)         --          --         (22)
                                        -------   -------   ---------    ---------      -------         ---     -------   ---------
BALANCE, DECEMBER 31, 2002 .........    $69,914   $   699   $ 485,986    $(574,136)     $ 3,113          --     $    --   $ (84,338)
                                        =======   =======   =========    =========      =======         ===     =======   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        INFOGRAMES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

      Infogrames, Inc., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PCs, Sony PlayStation and PlayStation2, Microsoft's Xbox and Nintendo's GameCube, Gameboy and Gameboy Advance. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations. Infogrames Entertainment SA, a French corporation ("Infogrames SA"), owns approximately 88% of the Company. The Company relies on financial and operational support from Infogrames SA. On November 12, 2002, the Company obtained a 30-month $50.0 million secured revolving credit facility ("Senior Credit Facility") with General Electric Capital Corporation ("GECC") which will be used to fund the Company's working capital and general corporate needs and to provide funding to a related entity which is wholly-owned by Infogrames SA (Note 5).

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

      The Company is not contractually obligated to accept returns except for defective product. However, the Company may permit its customers to return or exchange product and provides allowances for estimated returns, price concessions, or other allowances on a negotiated basis. We estimate such returns and allowances based upon management's evaluation of our historical experience, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. Such estimates are deducted from gross sales and provided for at the time revenue is recognized.

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

Fair Values of Financial Instruments

      SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party credit facilities and amounts due to and from related parties are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. Management believes the fair value of its long-term related party debt closely approximates its carrying value based on current market interest rates and the incremental borrowing rate of the Company. The Company uses quoted market prices to calculate these fair values, when available.

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

Reclassifications

      Certain reclassifications have been made to the prior period's consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on previously reported results of operations.

Net Income Per Share

      Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt would be anti-dilutive and has not been considered in the diluted income per share calculation for the three months and six months ended December 31, 2001 and 2002.

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

      In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. Management is currently evaluating the impact of adopting the fair value based method of accounting for stock-based employee compensation.

NASDAQ Letter

      The Company received a notice from NASDAQ dated October 17, 2002, stating that the Company's common stock had not maintained a minimum bid price per share of $3.00 for 30 consecutive trading days, as required to maintain listing on the NASDAQ National Market. If the bid price for the Company's common stock closes at $3.00 or more per share for 10 consecutive trading days at any time before January 15, 2003, the common stock may continue to be listed on the NASDAQ National Market. The Company was unable to maintain such listing and, prior to January 15, 2003, applied for listing on the NASDAQ SmallCap Market and this application is currently being reviewed by NASDAQ. As of the date of this filing, pending NASDAQ's review, the Company's common stock continues to be listed on NASDAQ National Market. The Company believes that the current valuation of its stock does not adequately reflect its financial performance nor the strength of its product lineup but instead is a result of general softness in the sector and in the financial markets on the whole.

NOTE 2 - SHINY ACQUISITION

      On April 30, 2002, the Company acquired all of the outstanding shares of common stock of Shiny Entertainment, Inc. ("Shiny"), a videogame development studio (the "Shiny Acquisition"). Total consideration, including acquisition costs and assumption of employee stock options to purchase shares of common stock of Shiny was approximately $50.8 million. The Shiny Acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, in-process research and development, other intangible assets and goodwill. Accordingly, $7.4 million of in-process research and development was expensed in the year ended June 30, 2002. Furthermore, $2.7 million of the purchase price was allocated to other intangible assets and the balance was allocated to net liabilities and goodwill. Other intangible assets are being amortized over four years.

      The purchase price paid by the Company for the shares of Shiny consisted of (i) $31.0 million in cash at closing, (ii) the issuance of short-term promissory notes for an aggregate principal face amount of $16.2 million payable by the Company in installments through July 31, 2002, (iii) $2.0 million paid to third party licensors, (iv) assumption of employee stock options granted to purchase shares of Shiny valued at $0.7 million and (v) approximately $1.0 million in professional and legal costs associated with the Shiny Acquisition. The Company financed the purchase with borrowings from Infogrames SA, under a medium-term loan, which guaranteed repayments of the short-term promissory notes. Repayment of the medium-term loan will be due in installments commencing no later than December 31, 2003 and ending by June 30, 2004, subject to restrictions under the GECC Senior Credit Facility (Note 5).

                         PROFORMA RESULTS OF OPERATIONS

      The following unaudited consolidated pro-forma results of operations of the Company for the three months and six months ended December 31, 2001 give the effect of the Shiny Acquisition as if it had occurred on July 1, 2001 (in thousands, except per share data):

                                                             THREE MONTHS       SIX MONTHS
                                                                ENDED              ENDED
                                                             DECEMBER 31,       DECEMBER 31,
                                                                 2001               2001
                                                             ------------       ------------
Net revenues ........................................         $160,396            $238,923
Operating income ....................................         $ 13,775            $ 16,008
Net income ..........................................         $  9,622            $  8,156

Basic and diluted net income per share ..............         $   0.14            $   0.12

NOTE 3 - INVENTORIES, NET

      Inventories consist of the following (in thousands):

                                                             JUNE 30,        DECEMBER 31,
                                                               2002              2002
                                                             --------        ------------
Finished goods ......................................        $ 51,523         $ 53,846
Raw materials .......................................           1,407            1,499
                                                             --------         --------
                                                               52,930           55,345

Less: Obsolescence reserve ..........................          (7,695)          (5,360)
                                                             --------         --------

                                                             $ 45,235         $ 49,985
                                                             ========         ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

      During the six months ended December 31, 2002, no significant claims were asserted against or by the Company that in management's opinion the likely resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

James

      On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10.0 million in compensatory damages and $100.0 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, and oral argument was heard on November 28, 2001. On August 13, 2002 the Sixth Circuit issued a complete affirmance of the dismissal of the action. On November 11, 2002 Plaintiff's filed a petition for writ of certiorari in the United States Supreme Court. On January 21, 2003 the United States Supreme Court, in a summary order, denied certiorari.

Sanders

      On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15.0 million in compensatory damages for certain plaintiffs and $5.0 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief. On March 4, 2002 the Court granted our motion to dismiss and on March 29, 2002 denied plaintiffs' motion for reconsideration. On April 5, 2002 plaintiffs filed a notice of appeal to the Court of Appeals for the Tenth Circuit. A stipulation of dismissal was filed on December 9, 2002 and on December 10, 2002 the Court of Appeals for the Tenth Circuit dismissed the appeal.

KBK

      On September 16, 2002, Knight Bridging Korea Co., Ltd. ("KBK"), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. ("Gamesonline"), a subsidiary of Interplay Entertainment Corp., and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The complaint alleges the following causes of action against the
Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Infogrames Interactive, Inc. as a named defendant, and alleging that Company managed and directed Infogrames Interactive, Inc. to engage in the foregoing alleged acts. Company and Infogrames Interactive, Inc. filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. Discovery is ongoing.

      The Company's management believes that the ultimate resolution of any of the complaints summarized above and/or any other claims which are not stated herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

NOTE 5 - DEBT

Credit Facilities

      GECC Credit Facility

      On November 12, 2002, the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC to fund the Company's working capital and general corporate needs, as well as to fund intercompany loans to Paradigm Entertainment Inc. and Infogrames Interactive, Inc., each a related party (Note 6). Loans under the Senior Credit Facility will be based on a borrowing base comprised of the value of the Company's accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and names certain related entities, such as Infogrames Interactive, Inc., Paradigm Entertainment, Inc., and Atari Interactive, Inc. and the Company's subsidiary, Shiny Entertainment, Inc., as guarantors. The outstanding borrowings as of December 31, 2002, under the Senior Credit Facility were approximately $9.2 million with another $2.1 million of letters of credit outstanding. As of December 31, 2002, accrued interest of approximately $0.1 million was included in accrued liabilities and the Company was in compliance with all financial covenants.

      In conjunction with the Senior Credit Facility, the Company, Infogrames SA and GECC entered into an Intercreditor and Subordination Agreement dated November 12, 2002 ("Subordination Agreement"). The Subordination Agreement makes all Infogrames SA debt and related party debt with the Company subordinate to the Senior Credit Facility. The Subordination Agreement allows repayment of debt and interest to Infogrames SA by the Company under certain financial conditions including but not limited to the Senior Credit Facility cash availability and certain financial covenants. Additionally, the Subordination Agreement disallows Infogrames SA from demanding principal repayments of any kind on any of its debt with the Company unless such demand of repayment is in accordance with the scheduled maturity of debt under the medium-term loan or with prior approval from GECC. Furthermore, the Subordination Agreement may have the effect of extending the terms on all Infogrames SA credit facilities and related party debt through the term of the Senior Credit Facility.

      BNP Paribas Credit Facility

      In connection with the September 2000 merger with a related party, Infogrames North America, Inc. ("INA"), the Company assumed a $35.0 million revolving credit facility with BNP Paribas, which was to mature on September 17, 2001 and subsequently extended until November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002, with an amendment reducing the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 31, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. The Company had approximately $15.0 million outstanding under this facility at June 30, 2002 and paid the balance of principal and interest in full on August 30, 2002.

Infogrames SA related party credit facilities and related party debt with the Company

      Credit Agreement

      The Company has a $75.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On November 12, 2002, by entering into the Subordination Agreement, Infogrames SA, in effect, extended the Credit Agreement through the term of the Senior Credit Facility. Additionally, the allowable repayments of the Credit Agreement are restricted under the terms of the Subordination Agreement and demand of re-payments cannot be made prior to termination of the Senior Credit Facility or without prior approval of GECC. The outstanding borrowings, as of December 31, 2002, under the Credit Agreement were approximately $44.8 million. As of December 31, 2002, accrued interest and fees were approximately $1.0 million and included in current amounts due to related parties. As of December 31, 2002, there are no letters of credit outstanding secured by the Credit Agreement. The entire outstanding balance of $44.8 million at December 31, 2002 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to January 1, 2004.

      Medium-Term Loan

      In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA on April 22, 2002 which matures on June 30, 2004. The facility interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility will be repaid as follows: $10.0 million three months after the first shipment of the game based on the Matrix Reloaded movie and no later than December 31, 2003; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004. Under the Subordination Agreement, the scheduled payments are restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the medium-term loan through the term of the Senior Credit Facility. As of December 31, 2002, the outstanding borrowings under the medium-term loan were approximately $48.3 million, of which $20.0 million is in current liabilities. Additionally, accrued interest was approximately $0.7 million and is included in current amounts due to related parties.

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

      0% Notes

      In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to General Atlantic Partners ("GAP") the GAP 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share and will have a redemption value of $50.0 million at maturity. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the GAP 0% Notes through the term of the Senior Credit Facility. Interest on the GAP 0% Notes is being accreted at the rate of 7%. On December 28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes (renamed the "Infogrames SA 0% subordinate convertible note") as they relate to the Company.

      5% Notes

      In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to California U.S. Holdings, Inc., a wholly-owned subsidiary of Infogrames SA, ("CUSH"), 5% subordinated convertible notes ("5% CUSH Notes") in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes are convertible into the Company's common stock at $9.25 per share. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the 5% CUSH Notes through the term of the Senior Credit Facility.

      Long-Term Related Party Debt

Long-term related party debt consists of the following at December 31, 2002 (in thousands):

Infogrames SA 0% subordinated convertible note, due December 16, 2004 .............        $ 44,260
Infogrames SA medium-term loan, net of $20,000 current portion ....................          28,277

5% subordinated convertible note with CUSH, due December 16, 2004 .................          70,476
                                                                                           --------
                                                                                           $143,013
                                                                                           ========

NOTE 6 - RELATED PARTY TRANSACTIONS

Advances to Related Party

      The GECC Senior Credit Facility allows the Company to borrow and make advances to Infogrames Interactive, Inc. through intercompany loans. At December 31, 2002, loans outstanding with Infogrames Interactive, Inc. were $10.3 million. This loan bears interest at prime plus 150 basis points and will be repaid from distribution royalties owed by the Company in the ordinary course of operations.

      The Company has a distribution arrangement with Infogrames Interactive Inc. requiring it to pay a royalty to the developer for all Infogrames Interactive Inc. products distributed by the Company. For the six months ended December 31, 2002, the Company incurred royalty expense of approximately $19.3 million related to the distribution of the developer's product. The Company also charges management fees to Infogrames Interactive Inc. primarily for legal, financial, information systems and human resources management. Management fee income recorded by the Company in the six months ended December 31, 2002 was $1.5 million.

NOTE 7 - OPERATIONS BY REPORTABLE SEGMENTS

      The Company has three reportable segments: publishing, distribution and corporate. Publishing is comprised of three studios located in Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota. Distribution constitutes the sale of other publishers' titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration of the Company. The majority of depreciation expense for fixed assets is charged to the Corporate segment and a portion to the publishing segment. This amount consists of depreciation on computers and office furniture at the publishing unit offices. Historically, the Company does not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

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

      The following unaudited summary represents the consolidated net revenues and operating income (loss) by reportable segment for the three months and the six months ended December 31, 2001 and 2002 (in thousands):

                                                                  PUBLISHING       DISTRIBUTION     CORPORATE        TOTAL
                                                                  ----------       ------------     ---------        -----
Three months ended December 31, 2001:
         Net revenues ..................................           $125,505           $34,891       $     --        $160,396
         Operating income (loss) .......................             18,415             3,437         (6,691)         15,161

Three months ended December 31, 2002:
         Net revenues ..................................           $179,792           $30,802       $     --        $210,594
         Operating income (loss) .......................             36,563             8,051        (10,942)         33,672

Six months ended December 31, 2001:
         Net revenues ..................................           $184,790           $54,133       $     --        $238,923
         Operating income (loss) .......................             24,402             6,436        (12,284)         18,554

Six months ended December 31, 2002:
         Net revenues ..................................           $263,432           $56,529       $     --        $319,961
         Operating income (loss) .......................             39,837            14,008        (16,676)         37,169

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially or otherwise include pricing of and demand for distributed products, inability to collect outstanding accounts and notes receivable when due or within a reasonable period of time thereafter, the actions of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's annual report on From 10-K for the year ended June 30, 2002 with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, the Company disclaims any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      The worldwide interactive entertainment software market is comprised primarily of software for personal computers (PCs) and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During the six months ended December 31, 2002, the Company's total product mix consisted of 50% PC games, 22% Sony PlayStation2 games, 10% Microsoft Xbox games, 7% Nintendo Game Boy Advance games, 6% Nintendo Game Cube, 3% Sony PlayStation games, and approximately 2% games for other platforms, including Game Boy Color. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC will have a projected installed base of nearly 77 million in North America by the end of 2003; that base is projected to increase to more than 86 million by 2005. IDG also projects that PlayStation, currently the most widely distributed gaming console will have an installed base of over 32 million in North America by the end of 2003. While PlayStation's growth may slow, growth of the installed base for PlayStation2, introduced in North America in 2000, is projected to grow to over 39 million in 2005. IDG projects that the Xbox will have a North American installed base of approximately 21 million by 2005, while the Game Cube is projected to have a North American installed base of nearly 19 million in the same time period. Additionally, the Game Boy Advance is expected to have an installed base of nearly 31 million by 2005, as compared to an estimated 12 million in 2002. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

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

      The distribution channels for interactive software have changed significantly in recent years. Traditionally, consumer software was sold through specialty stores. Today, consumer software is sold through mass-merchants such as Wal-Mart and Target, as well as major retailers, including Best Buy, CompUSA, Toys `R' Us and Gamestop, and specialty stores such as Electronics Boutique, as well as through a myriad of Internet and on-line networks.

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

Sales returns, price protection, and other customer-related allowances

      Sales are recorded net of expected future returns, price protection and other customer related allowances. The Company is not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, the Company may permit the exchange of products sold to certain customers. In addition, the Company may provide price protection, co-operative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on management's evaluation of our historical experience, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results.

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

External developer royalty advances and milestone payments

      Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, the Company follows the policy of expensing external developer royalty advances (also known as developer advances) as incurred, treating such costs as research and development expenses. Generally, developers are paid an advance upon the signing of a contract with the Company. Subsequent payments are due as the specific contractual milestones are met by the developer and approved by the Company. The timing of when these contracts are entered into and when milestone payments are made could vary significantly from budgeted amounts and, because these payments are expensed as incurred, they could have a material impact on reported results in a given period. The Company's success depends in part on its continued ability to obtain or renew product development agreements with independent software developers.

Income taxes

      The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations. Furthermore, as of December 31, 2002, the Company has significant federal net operating loss carryforwards that will expire in fiscal years 2011 through 2022.

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         DECEMBER 31,                  DECEMBER 31,
                                                                   ---------------------         ---------------------
                                                                    2001           2002           2001           2002
                                                                   ------         ------         ------         ------
Net revenues                                                       100.0%         100.0%         100.0%         100.0%
Cost of goods sold                                                  49.4           49.5           49.0           49.4
                                                                   -----          -----          -----          -----
    Gross profit                                                    50.6           50.5           51.0           50.6
Selling and distribution expenses                                   21.3           18.9           19.8           18.6
General and administrative expenses                                  8.9            6.7            9.4            7.0
Research and development                                            10.2            8.1           13.1           12.2
Depreciation and amortization                                        0.7            0.9            0.9            1.2
                                                                   -----          -----          -----          -----
    Operating income                                                 9.5           15.9            7.8           11.6
Interest expense, net                                                2.2            1.6            2.7            2.1
Other income                                                         0.3            0.1            0.2            0.2
                                                                   -----          -----          -----          -----
    Income before (benefit from) provision  for income taxes         7.6           14.4            5.3            9.7
(Benefit from) provision for income taxes                            0.0            0.2            0.0            0.2
                                                                   -----          -----          -----          -----
    Net income                                                       7.6           14.2            5.3            9.5
                                                                   =====          =====          =====          =====

      THREE MONTHS ENDED DECEMBER 31, 2002 VERSUS THE THREE MONTHS ENDED DECEMBER 31, 2001

      Net revenues for the three months ended December 31, 2002 increased approximately $50.2 million, or 31.3%, to $210.6 million from $160.4 million, as compared to the 2001 period. This increase is attributable to the Company's continued growth of its publishing business.

      Total publishing revenue increased 43.3% to $179.8 million for the three months ended December 31, 2002 from $125.5 million in the comparable 2001 period. This increase is due to the success of major new releases and the continued success of prior releases. The major new releases in the three months ended December 31, 2002 include the following: Dragon Ball Z: Budokai for PlayStation2, Unreal Championship for X-box, Roller Coaster Tycoon II for the PC, Godzilla: Destroy All Monsters for Game Cube and Unreal Tournament 2003 for the PC. The major new releases contributed approximately $86.8 million to net revenues for the three months ended December 31, 2002. By comparison, major new releases for the three months ended December 31, 2001 contributed $40.6 million to net revenues and included Civilization III for the PC, Splashdown for PlayStation2, Driver 2 Greatest Hits for PlayStation and Survivor for the PC. Furthermore, net revenues from product released in prior periods were greater in the three months ended December 31, 2002 as compared to the 2001 period. In the same period, total distribution net revenues decreased 11.7% to $30.8 million from $34.9 million slightly offsetting the increase from publishing net revenues. The decrease in distribution revenues occurred from general industry softness in business productivity software this quarter compared against a particularly strong quarter in the prior fiscal year fueled by the launch of Windows XP.

      Gross profit increased to $106.5 million for the three months ended December 31, 2002 from $81.1 million in the comparable 2001 period. This increase is primarily due to increased sales volume. Gross profit as a percentage of net revenues remained consistent at 50.5% during the three months ended December 31, 2002 as compared to 50.6% in the comparable 2001 period. Gross profit margins are impacted by the sales mix between publishing and distribution revenues as well as the percentage of sales of PC product as compared to the percentage of sales of console product within the publishing business. The Company's margins on sales of PC product are higher than those on console software (currently, PlayStation2,

PlayStation, Xbox, Game Boy Color and Game Boy Advance) as a result of significantly lower PC software product costs. During the three months ended December 31, 2002, 58% of the Company's sales of published product were from lower margin console games compared to 31% of sales from console product in the prior year of published product. Within the distribution business, gross profit margins increased from 22.3% to 30.2% on improved pricing from some key vendors combined with a reduction in business with certain other vendors with high product costs. A mix shift into the lower cost publishing business out of the higher cost third party business is also offsetting some of the higher costs resulting from the shift toward console product occurring within the publishing business. In the prior year's quarter, the third party business accounted for approximately 20% of the Company's shipments as compared to approximately 15% in the current year's quarter.

      Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the three months ended December 31, 2002, these expenses increased approximately $5.6 million, or 16.4%, to $39.8 million from $34.2 million in the comparable 2001 period. The increase in selling and distribution expenses resulted primarily from increased advertising offset by a decrease in distribution expenses and fixed costs. Selling and distribution expenses as a percentage of net revenues for the three months ended December 30, 2002 decreased to 18.9% as compared to 21.3% in the comparable 2001 period from both a decrease in fixed costs and a slight reduction in the rate of variable expenses from 17.2% of net sales to 16.9%. Advertising expenditures increased 51.7% to $31.1 million as compared to $20.5 million in the comparable 2001 period due to the increase in promotion of new product releases in the current period. Distribution expenses decreased by 35.1% to approximately $4.8 million during the three months ended December 31, 2002 as compared to $7.4 million in the comparable 2001 period due to distribution efficiencies such as reduction in express shipments, increased shipments to customer distribution centers as opposed to individual customer stores, and the change of the Company's product mix. Fixed costs, including salaries and consulting expenses, decreased by $2.5 million, to $4.1 million from $6.6 million during the three months ended December 31, 2002 and 2001, respectively. This decrease in fixed costs was primarily attributed to the Company's centralization of marketing and publishing functions.

      General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the three months ended December 31, 2002 decreased slightly by approximately $0.1 million, or 0.7%, to $14.2 million from $14.3 million in the comparable 2001 period. General and administrative expenses as a percentage of net revenues decreased to 6.7% for the three months ended December 31, 2002 from 8.9% in the comparable 2001 period. The decrease in general and administrative expenses resulted from a reduction in bad debt expense offset by an increase in salary expense. Bad debt expense decreased by $3.6 million to $2.0 million from $5.6 million for the three months ended December 31, 2002 and 2001, respectively. For the three months ended December 31, 2001, bad debt expense includes a $4.2 million charge related to the Kmart bankruptcy, partially offset by a $0.3 million charge in the comparable 2002 period relating to the recent FAO Inc. bankruptcy filing. This decrease was partially offset by an increase in salary expense of $3.0 million, a portion of which resulted from one-time incentive compensation in the 2002 period.

      Research and development expenses primarily include the payment of royalty advances to third-party developers on products in development and direct costs of internally developing and producing a title. These expenses for the three months ended December 31, 2002 increased approximately $0.7 million, or 4.3%, to $17.0 million from $16.3 million in the comparable 2001 period. Research and development expenses as a percentage of net revenues decreased to 8.1% for the three months ended December 31, 2002 from 10.2% in the comparable 2001 period. Use of the Company's internal development studios, which include Humongous, Legend, Reflections and Shiny, increased approximately $2.0 million to $9.5 million for the three months ended December 31, 2002 from $7.5 million in the comparable 2001 period. As a result, the internal costs represented 56.0% of the total research and development costs for the three months ended December 31, 2002, while internal costs were 46.0% of total research and development costs for the comparable period of 2001. This increase in research and development was offset by a $1.3 million decrease in external research and development costs of $7.5 million for the three months ended December 31, 2002 as compared to $8.8 million in three months ended December 31, 2001. This decrease is comprised of $3.3 million less spending with external developers from the 2001 period to the comparable 2002 period offset by an increase of $2.0 million spending with related party external developers during the same period.

      Depreciation and amortization for the three months ended December 31, 2002 increased approximately $0.8 million to $1.9 million from $1.1 million in the comparable 2001 period. The increase is due to the depreciation on capital expenditures and projects completed since the prior period. Additionally, the 2002 period includes intangible amortization related to the Shiny Acquisition of $0.1 million for the three months ended December 31, 2002. The license was obtained in the fourth quarter of fiscal 2002 and, therefore, no expense was recorded in the three months ended December 31, 2001.

      Interest expense, net, decreased approximately $0.1 million for the three months ended December 31, 2002 to $3.4 million from $3.5 million in the comparable 2001 period. A higher level of average borrowings was incurred during the three months ended December 31, 2002 attributable to the medium-term loan and the Senior Credit Facility, offset by a reduction in amounts outstanding on the revolving credit facility with BNP Paribas.

      During the three months ended December 31, 2002 the Company recorded a provision for income taxes of approximately $0.5 million as compared to a nominal benefit from income taxes in the prior comparable period. The majority of this charge relates to an estimated alternative minimum tax of $0.4 million to be paid by the Company based on the Company's current taxable operating performance. The Company will monitor its tax liability on a quarterly basis and record the estimated tax obligation based on its current year-to-date taxable operating performance. Furthermore, as of December 31, 2002, the Company has significant federal net operating loss carryforwards that will expire in fiscal years 2011 through 2022.

      SIX MONTHS ENDED DECEMBER 31, 2002 VERSUS THE SIX MONTHS ENDED DECEMBER 31, 2001

      Net revenues for the six months ended December 31, 2002 increased approximately $81.1 million, or 33.9%, to $320.0 million from $238.9 million, as compared to the 2001 period. This increase is attributable to the Company's continued growth in its publishing business.

      Total publishing revenue increased 42.5% to $263.5 million for the six months ended December 31, 2002 from $184.8 million in the comparable 2001 period. This increase is due to the success of major new releases and the continued success of prior releases. Major new releases in the six months ended December 31, 2002 included Dragon Ball Z: Budokai for PlayStation2, Unreal Championship for X-box, Dragon Ball Z: Legendary Super Warrior for Gameboy Color, Unreal Tournament 2003 for the PC, Roller Coaster Tycoon II for the PC,
Godzilla: Destroy all Monsters for the Game Cube and The Terminator: Dawn of Fate for PlayStation2 and X-box. The major new releases for the six months ended December 31, 2002 contributed approximately $104.6 million to net revenues. By comparison, the major new releases for the six months ended December 31, 2001 contributed $49.2 million to net revenues and included Civilization III and Survivor for the PC, Driver 2 Greatest Hits for PlayStation, Splashdown for PlayStation2, and Monopoly Tycoon for the PC. Furthermore, net revenues from product released in prior periods were greater in the six months ended December 31, 2002 as compared to the 2001 period. Finally, total distribution net revenues increased 4.4% to $56.5 million for the six months ended December 31, 2002 from $54.1 million in the comparable period from growth in the Company's affiliate vendor sales in the 2002 period.

      Gross profit increased to $161.9 million for the six months ended December 31, 2002 from $121.9 million in the comparable 2001 period. This increase in gross profit is primarily due to increased sales volume. Gross profit as a percentage of net revenues is 50.6% for the six months ended December 31, 2002 and is in line with the 51.0% gross profit percentage in the comparable 2001 period. Gross profit margins are impacted by the sales mix between publishing and distribution revenues as well as the percentage of sales of PC product as compared to the percentage of sales of console product within the publishing business. The Company's margins on sales of PC product are higher than those on console software (currently, PlayStation2, PlayStation, X-box, Game Boy Color and Game Boy Advance) as a result of significantly lower PC software product costs. During the six months ended December 31, 2002, 58% of sales of published product were from lower margin console games compared to 23% of sales from console product in the prior year. Within the distribution business, gross profit margins increased from 24.1% to 30.6% on improved pricing from some key vendors combined with a reduction in business with certain other vendors with high product costs. A mix shift into the lower cost publishing business out of the higher cost third party business is also offsetting some of the higher costs resulting from the shift toward console product occurring within the publishing business. In the prior period, the third party business accounted for approximately 22% of the Company's shipments as compared to 18% in the current period.

      Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the six months ended December 31, 2002, these expenses increased approximately $12.2 million, or 25.8%, to $59.4 million from $47.2 million in the comparable 2001 period. The increase in selling and distribution expenses resulted primarily from increased advertising offset by a decrease in distribution expenses and fixed costs. Selling and distribution expenses as a percentage of net revenues for the six months ended December 30, 2002 decreased to 18.6% as compared to 19.8% in the comparable 2001 period from a decrease in fixed costs. Advertising expenditures increased $16.4 million, 66.7%, to approximately $41.0 million during the six months ended December 31, 2002 as compared to $24.6 million in the comparable 2001 period due to the increase in promotion of new product releases in the current period. Distribution expenses decreased 14.3% to approximately $9.6 million during the six months ended December 31, 2002 as compared to $11.2 million in the comparable 2001 period due to distribution efficiencies such as reduction in express shipments, increased shipments to customer distribution centers as opposed to individual customer stores, and the change of the Company's product mix. Fixed costs, including salaries and consulting expenses, decreased by $2.2 million, to $10.0 million during the six months ended December 31, 2002 as compared to $12.2 million in the 2001 period. This decrease in fixed costs was primarily attributed to the Company's centralization of marketing and publishing functions.

      General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the six months ended December 31, 2002 decreased slightly by $0.1 million, or 0.4%, to $22.4 million from $22.5 million in the comparable 2001 period. General and administrative expenses as a percentage of net revenues decreased to 7.0% for the six months ended December 31, 2002 from 9.4% in the comparable 2001 period. The decrease in general and administrative expenses resulted from a reduction in bad debt expense offset by an increase in salary and consulting expense. Bad debt expense decreased by $3.3 million to $3.0 million for the six months ended December 31, 2002 from $6.3 million in the 2001 comparable period. For the six months ended December 31, 2002, bad debt expense includes a $0.3 million charge related to the FAO Inc. bankruptcy. In the comparable 2001, bad debt includes a $4.2 million charge related to the Kmart bankruptcy. This decrease was partially offset by an increase in salary and consulting expense of $3.2 million, a portion of which resulted from one-time incentive compensation in the 2002 period.

      Research and development expenses primarily include the payment of royalty advances to third-party developers on products in development and direct costs of internally developing and producing a title. These expenses for the six months ended December 31, 2002 increased approximately $7.7 million, or 24.5%, to $39.1 million from $31.4 million in the comparable 2001 period. Research and development expenses as a percentage of net revenues decreased to 12.2% for the six months ended December 31, 2002 from 13.1% in the comparable 2001 period. Use of the Company's internal development studios, which include Humongous, Legend, Reflections and Shiny, increased approximately $5.3 million, or 36.6%, to $19.8 million for the six months ended December 31, 2002 from $14.5 million in the comparable 2001 period. Furthermore, as a percentage of total research and development expense, the internal costs represented approximately 51% and 46% of total research and development costs for the six months ended December 31, 2002 and 2001, respectively. Additionally, external research and development costs increased $2.4 million to $19.3 million in the six months ended December 31, 2002 as compared to $16.9 million in the three months ended December 31, 2001. The increase is comprised of $3.3 million more spending with related party external developers from the 2001 period to the comparable 2002 period with a decrease of $0.9 million spending with external developers during the same period.

      Depreciation and amortization for the six months ended December 31, 2002 increased approximately $1.7 million to $3.9 million from $2.2 million in the comparable 2001 period. The increase is due to the depreciation on capital expenditures and projects completed since the prior period. Additionally, the 2002 period includes the intangible amortization related to the Shiny Acquisition of $0.5 million for the six months ended December 31, 2002. The license was obtained in the fourth quarter of fiscal 2002 and, therefore, no expense was recorded in the six months ended December 31, 2001.

      Interest expense, net, increased approximately $0.2 million for the six months ended December 31, 2002 to $6.6 million from $6.4 million in the comparable 2001 period. This increase in the six months ended December 31, 2002 was attributable to a higher level of average borrowings in 2002 as compared to the 2001 period on the new medium-term loan with Infogrames SA and the Senior Credit Facility with GECC, offset by a reduction in amounts outstanding related to the revolving credit facility with BNP Paribas.

      During the six months ended December 31, 2002 the Company recorded a provision for income taxes of approximately $0.5 million as compared to a nominal benefit from income taxes in the prior comparable period. The majority of this charge relates to an estimated alternative minimum tax of $0.4 million to be paid by the Company based on the Company's current taxable operating performance. The Company will monitor its tax liability on a quarterly basis and record the estimated tax obligation based on its current year-to-date taxable operating performance. Furthermore, the Company has significant federal net operating loss carryforwards that will expire in fiscal years 2011 through 2022.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2002, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products. The Company relies on its parent, Infogrames SA, for operational and financial support. On November 12, 2002, the Company obtained a 30-month $50.0 million secured Senior Credit Facility with GECC which will be used to fund the Company's working capital and general corporate needs and to provide funding to a related entity which is wholly-owned by Infogrames SA minimizing the support needed from Infogrames SA. See the Company's Annual Report on Form 10K for the year ended June 30, 2002 for a discussion of "Risk Factors" that could materially impact expected cash flows.

Cash Flows

      Cash and cash equivalents were $4.8 million at December 31, 2002 compared to $5.4 million at June 30, 2002. As of December 31, 2002, the Company had a working capital deficit of $27.2 million compared to $ 52.5 million working capital deficit at June 30, 2002.

      During the six months ended December 31, 2002, $34.6 million was provided by operating activities generated primarily by net income earned during the period. Operating funds, combined with borrowings of $9.2 million from the new GECC Senior Credit Facility, were used to pay-off the $15.0 million balance to BNP Paribas, pay $16.6 million against the Infogrames SA related party credit facilities and to fund capital expenditures of $2.8 million during the period. The Company also advanced Infogrames Interactive, Inc., $10.3 million under the terms of the GECC Senior Credit Facility.

      The Company's outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of its business and the timing of new product releases. There were no significant changes in the credit terms with customers during the six month period.

Credit Facilities

      GECC Credit Facility

      On November 12, 2002, the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC to fund the Company's working capital and general corporate needs, as well as to fund intercompany loans to Paradigm Entertainment Inc. and Infogrames Interactive, Inc., each a related party (Note 6). Loans under the Senior Credit Facility will be based on a borrowing base comprised of the value of the Company's accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and names certain related entities, such as Infogrames Interactive, Inc., Paradigm Entertainment, Inc., and Atari Interactive, Inc. and the Company's subsidiary, Shiny Entertainment, Inc., as guarantors. The outstanding borrowings as of December 31, 2002, under the Senior Credit Facility were approximately $9.2 million with another $2.1 million of letters of credit outstanding. As of December 31, 2002, accrued interest of approximately $0.1 million was included in accrued liabilities and the Company was in compliance with all financial covenants.

      In conjunction with the Senior Credit Facility, the Company, Infogrames SA and GECC entered into an Intercreditor and Subordination Agreement dated November 12, 2002 ("Subordination Agreement"). The Subordination Agreement makes all Infogrames SA debt and related party debt with the Company subordinate to the Senior Credit Facility. The Subordination Agreement allows repayment of debt and interest to Infogrames SA by the Company under certain financial conditions including but not limited to the Senior Credit Facility cash availability and certain financial covenants. Additionally, the Subordination Agreement disallows Infogrames SA from demanding principal repayments of any kind on any of its debt with the Company unless such demand of repayment is in accordance with the scheduled maturity of debt under the medium-term loan or with prior approval from GECC. Furthermore, the Subordination Agreement may have the effect of extending the terms on all Infogrames SA credit facilities and related party debt through the term of the Senior Credit Facility.

      BNP Paribas Credit Facility

      In connection with the September 2000 merger with a related party, Infogrames North America, Inc. ("INA"), the Company assumed a $35.0 million revolving credit facility with BNP Paribas, which was to mature on September 17, 2001 and subsequently extended until November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002, with an amendment reducing the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 31, 2002. The amended facility bears interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. The Company had approximately $15.0 million outstanding under this facility at June 30, 2002 and paid the balance of principal and interest in full on August 30, 2002.

Infogrames SA related party credit facilities and related party debt with the Company

      Credit Agreement

      The Company has a $75.0 million Credit Agreement with Infogrames SA which bears interest at LIBOR plus 2.5%. On November 12, 2002, by entering into the Subordination Agreement, Infogrames SA, in effect, extended the Credit Agreement through the term of the Senior Credit Facility. Additionally, the allowable repayments of the Credit Agreement are restricted under the terms of the Subordination Agreement and demand of re-payments cannot be made prior to termination of the Senior Credit Facility or without prior approval of GECC. The outstanding borrowings, as of December 31, 2002, under the Credit Agreement were approximately $44.8 million. As of December 31, 2002, accrued interest and fees were approximately $1.0 million and included in current amounts due to related parties. As of December 31, 2002, there are no letters of credit outstanding secured by the Credit Agreement. The entire outstanding balance of $44.8 million at December 31, 2002 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to January 1, 2004.

      Medium-Term Loan

      In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA on April 22, 2002 which matures on June 30, 2004. The facility interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility will be repaid as follows:
$10.0 million three months after the first shipment of the game based on the Matrix Reloaded movie and no later than December 31, 2003; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004. Under the Subordination Agreement, the scheduled payments are restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the medium-term loan through the term of the Senior Credit Facility. As of December 31, 2002, the outstanding borrowings under the medium-term loan were approximately $48.3 million, of which $20.0 million is in current liabilities. Additionally, accrued interest was approximately $0.7 million and is included in current amounts due to related parties.

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

      0% Notes

      In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to General Atlantic Partners ("GAP") the GAP 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share and will have a redemption value of $50.0 million at maturity. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the GAP 0% Notes through the term of the Senior Credit Facility. Interest on the GAP 0% Notes is being accreted at the rate of 7%. On December 28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes (renamed the "Infogrames SA 0% subordinate convertible note") as they relate to the Company.

      5% Notes

      In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to California U.S. Holdings, Inc., a wholly-owned subsidiary of Infogrames SA, ("CUSH"), 5% subordinated convertible notes ("5% CUSH Notes") in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes are convertible into the Company's common stock at $9.25 per share. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the 5% CUSH Notes through the term of the Senior Credit Facility.

      Long-Term Related Party Debt

Long-term related party debt consists of the following at December 31, 2002 (in thousands):

Infogrames SA 0% subordinated convertible note, due December 16, 2004 ........        $ 44,260
Infogrames SA medium-term loan, net of $20,000 current portion ...............          28,277

5% subordinated convertible note with CUSH, due December 16, 2004 ............          70,476
                                                                                      --------
                                                                                      $143,013
                                                                                      ========

Commitments

      Future cash commitments on contracts in place as of December 31, 2002 for short and long-term debt obligations at fully accreted values, royalty and license obligations, restructuring obligations and future minimum lease obligations under non-cancelable operating leases are summarized as follows (fiscal year ending June 30th, in thousands):

                             FUTURE CASH COMMITMENTS
                             PAYMENTS DUE BY PERIOD

                                                                                                  2006 AND
                                                     2003            2004            2005        THEREAFTER       TOTAL
                                                   -------         -------         --------      ----------      --------
Short-term debt ........................           $53,957         $20,000         $     --        $    --       $ 73,957
Long-term debt .........................                --          28,277          127,693             --        155,970
Royalty and licenses ...................             3,038           3,205            1,500            100          7,843
Operating lease obligations ............             2,500           4,400            4,200         10,400         21,500
Restructuring obligations ..............               239              --               --             --            239
                                                   -------         -------         --------        -------       --------
Total ..................................           $59,734         $55,882         $133,393        $10,500       $259,509
                                                   =======         =======         ========        =======       ========

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

      In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. Management is currently evaluating the impact of adopting the fair value based method of accounting for stock-based employee compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, royalties payable and its existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

      As of December 31, 2002, foreign operations represented 0.0% and 3.0% of consolidated net revenues and total assets, respectively. The Company also recorded approximately $3.5 million in operating losses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of the Company's business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company's results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company has its products distributed overseas by related parties and receives a percentage of gross margin, collected in local currency. Additionally, the Company purchases certain of its inventories from foreign developers. The Company's business in these regards are subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

Interest Rates

      The Company is exposed to market risk from changes in interest rates on its related party credit facility, the medium-term loan, and the GECC Senior Credit Facility. Outstanding balances under these facilities (which aggregated approximately $102.2 million at December 30, 2002) bear interest at variable rates based on a margin over LIBOR. Based on the amount outstanding as of December 31, 2002, a 100 basis point change in interest rates would result in an approximate $1.0 million change to the Company's annual interest expense. For fixed rate debt including the Infogrames SA 0% subordinated convertible notes (formerly the GAP 0% Notes) and the 5% subordinated convertible note with a subsidiary of Infogrames SA aggregating approximately $114.7 million at December 31, 2002, interest rate changes effect the fair market value of such debt, but do not impact the Company's earnings.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

      During the six months ended December 31, 2002, no significant claims were asserted against or by the Company that in management's opinion the likely resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

James

      On April 12, 1999, an action was commenced by the administrators for three children who were murdered on December 1, 1997 by Michael Carneal at the Heath High School in McCracken County, Kentucky. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Carneal was influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Carneal's conduct. The complaint seeks $10.0 million in compensatory damages and $100.0 million in punitive damages. The Company and approximately 10 other corporations in the videogame business have entered into a joint defense agreement and have retained counsel. By order entered April 6, 2000, the Court granted a motion to dismiss the complaint. Plaintiffs have filed a motion to vacate the dismissal of the action. On June 16, 2000, the Court denied the motion to vacate. On June 28, 2000, plaintiffs appealed the dismissal of the action to the Court of Appeals for the Sixth Circuit. Plaintiffs' and defendants' final appellate briefs were submitted on November 30, 2000, and oral argument was heard on November 28, 2001. On August 13, 2002 the Sixth Circuit issued a complete affirmance of the dismissal of the action. On November 11, 2002 Plaintiff's filed a petition for writ of certiorari in the United States Supreme Court. On January 21, 2003 the United States Supreme Court, in a summary order, denied certiorari.

Sanders

      On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15.0 million in compensatory damages for certain plaintiffs and $5.0 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief. On March 4, 2002 the Court granted our motion to dismiss and on March 29, 2002 denied plaintiffs' motion for reconsideration. On April 5, 2002 plaintiffs filed a notice of appeal to the Court of Appeals for the Tenth Circuit. A stipulation of dismissal was filed on December 9, 2002 and on December 10, 2002 the Court of Appeals for the Tenth Circuit dismissed the appeal.

KBK

      On September 16, 2002, Knight Bridging Korea Co., Ltd. ("KBK"), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. ("Gamesonline"), a subsidiary of Interplay Entertainment Corp., and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The complaint alleges the following causes of action against the
Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Infogrames Interactive, Inc. as a named defendant, and alleging that Company managed and directed Infogrames Interactive, Inc. to engage in the foregoing alleged acts. Company and Infogrames Interactive, Inc. filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. Discovery is ongoing.

      The Company's management believes that the ultimate resolution of any of the complaints summarized above and/or any other claims which are not stated herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      Reference is made to the Proxy Statement dated October 16, 2002. The Proxy Statement was filed in connection with the Company's annual shareholders meeting which was held on November 14, 2002. At such annual shareholder's meeting, the following items were submitted to a vote of shareholders:

      1. Election of the following four Class II directors: James Caparro; Denis Guyennot; Ann Kronen; and David Ward.

      2. Ratification and approval of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2003.

      Terms of office of the following remaining directors will continue after such annual shareholder's meeting: James Ackerly; Bruno Bonnell; Thomas Heymann; Thomas Mitchell; and Thomas Schmider.

      Set forth below are numbers of votes cast by the common stock elected, either by proxy or by ballot in person, for each of the above-listed items submitted to a vote of shareholders:

                              ELECTION OF DIRECTORS

   DIRECTORS                                                  RESULTS OF THE VOTE
   ---------                    ----------------------------------------------------------------------------
James Caparro                   67,383,022 Shares For        19,620 Shares Withheld         0 Shares Abstain
Denis Guyennot                  66,538,892 Shares For        462,750 Shares Withheld        0 Shares Abstain
Ann Kronen                      67,310,862 Shares For        91,780 Shares Withheld         0 Shares Abstain
David Ward                      67,383,042 Shares For        19,600 Shares Withheld         0 Shares Abstain

              RATIFICATION AND APPROVAL OF APPOINTMENT OF AUDITORS

        Auditors                Results of the Vote
       --------                 -------------------

Deloitte & Touche LLP           67,342,014 Shares For        57,475 Shares Against        3,153 Shares Abstain

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.1 Credit Agreement dated as of November 12, 2002 among Infogrames, Inc., as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, is incorporated herein by reference to Exhibit
      10.1 to the Company's Current Report on Form 8-K filed on November 19,
      2002.

      10.2 Intercreditor and Subordination Agreement, dated as of November 12, 2002, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., General Electric Capital Corporation and the Credit Parties signatory hereto.

      22.1 Proxy Statement on Schedule 14A filed on October 16, 2002 is incorporated herein by reference.

      99.1 Statement regarding the Certification of the CEO of Infogrames, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

      99.2 Statement regarding the Certification of the CFO of Infogrames, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

      The Company filed the following Current Report on Form 8-K during the fiscal quarter ended December 31, 2002:

        DATE OF REPORT                ITEM REPORTED         FINANCIAL STATEMENTS FILED
        --------------                -------------         --------------------------
      November 19, 2002                    5                            None.
                                    (GECC Financing)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INFOGRAMES, INC.


                                        By: /s/ DAVID J. FREMED
                                            ------------------------------------
                                            David J. Fremed
                                            Senior Vice President of Finance and
                                            Chief Financial Officer
                                            Date: February 14, 2003

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

Date: February 14, 2003


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

Date: February 14, 2003


                                                  By: /s/ DAVID FREMED
                                                      --------------------------
                                                  Name: David Fremed
                                                  Title: Senior Vice President,
                                                         Chief Financial Officer