Form 10-KT
period 2003-03-31
ATARI INC
filed 2003-07-15
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                       OR

[X] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JULY 1, 2002          COMMISSION FILE NO. 0-27338
TO MARCH 31, 2003

                                   ATARI, INC.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based on the $4.88 closing sale price of the Common Stock on July 11, 2003 as reported on the Nasdaq National Market, was approximately $40.5 million. As of July 11, 2003, there were 69,978,804 shares of the registrant's Common Stock outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of Registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                          ATARI, INC. AND SUBSIDIARIES
                    MARCH 31, 2003 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
FORWARD LOOKING INFORMATION...............................................................................   ii

PART I        ............................................................................................    1
   ITEM 1.    Business....................................................................................    1
   ITEM 2.    Properties..................................................................................   14
   ITEM 3.    Legal Proceedings...........................................................................   14
   ITEM 4.    Submission of Matters to Vote of Security Holders...........................................   15

PART II       ............................................................................................   16
   ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......................   16
   ITEM 6.    Selected Financial Data.....................................................................   17
   ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......   18
   ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk..................................   32
   ITEM 8.    Index to the Financial Statements and Supplementary Data....................................   33
   ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   33

PART III      ............................................................................................   33
   ITEM 10.   Directors and Executive Officers............................................................   33
   ITEM 11.   Executive Compensation......................................................................   33
   ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..............................   33
   ITEM 13.   Certain Relationships and Related Transactions..............................................   33
   ITEM 14.   Controls and Procedures.....................................................................   33

PART IV       ............................................................................................   35
   ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   35

SIGNATURES    ............................................................................................   43
CERTIFICATIONS............................................................................................   44

CONSOLIDATED FINANCIAL STATEMENTS.........................................................................  F-1

                           FORWARD-LOOKING INFORMATION

When used in this Annual Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. There can be no assurance that future results will be achieved, and actual results could differ materially from the forecast and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, worldwide business and industry conditions (including consumer buying and retailer ordering patterns), adoption of new hardware systems, product delays, changes in research and development spending, software development requirements and their impact on product launches, Company customer relations, retail acceptance of the Company's published and third-party titles, competitive conditions and other risk factors, including, but not limited to, those discussed in "Risk Factors" below at pages 9 to 13.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

         Atari, Inc. (formerly known as Infogrames, Inc.), a Delaware corporation (the "Company"), develops, publishes, and distributes interactive entertainment for leisure entertainment, gaming enthusiasts and children's markets for a variety of platforms. The Company employs a portfolio approach to achieve a broad base of published products across most major consumer software categories. Since it began operations in February 1993, the Company has experienced rapid growth and its product and customer mix has changed substantially.

         Following the acquisitions of GT Interactive Software Corp., a Delaware corporation, in 1999 and Hasbro Interactive, Inc., a Delaware corporation ("Hasbro Interactive"), in 2001 by its parent company, Infogrames Entertainment S.A., a French corporation ("Infogrames SA"), the Company embarked upon an extensive restructuring and streamlining of its operations in fiscal 2001, which resulted in a reduction of overhead and a streamlined organizational structure. In fiscal 2003, the Company continued to tailor its product line-up and focused on implementing a more strategic approach to the timing of all releases, as well as improved controls to ensure the timely arrival of all products.

         In May 2003, the Company changed its name to Atari, Inc. and changed its trading symbol on the NASDAQ National Market to "ATAR". (The Company obtained rights to use the Atari name through a license from Infogrames SA and Infogrames SA gained control as part of the acquisition of Hasbro Interactive.) The Company believes that the Atari brand, which is largely credited with launching the video game industry, continues to carry a level of respect, recognition and legacy for innovation that will enhance the Company's reputation and improve consumer recognition of its products. As of May 2003, all of the Company's products will be published, distributed and marketed under the Atari brand.

         Development, publishing and distribution of interactive entertainment software are the major activities of the Company. Publishing is conducted through the Company's three main studios: Santa Monica, California (sports/racing and action/adventure games); Beverly, Massachusetts (kids/family games, driving, and strategy); and Minneapolis, Minnesota (action/adventure games). Because each of these product categories has different associated costs, the Company's margins have depended, and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed, whether it is a licensed or published product, and on the platform published. Furthermore, the Company's sales and profitability may vary significantly from quarter to quarter depending on the timing of its new published product releases. Distribution activities primarily include the sale of games produced by software publishers unrelated to the Company ("Third-Party Products"). To the extent that mass-merchants require greater proportions of these products, some of which may yield lower margins, the Company's operating margins may be negatively impacted. Development activities include development of games by both internal and external development studios. Internal studios are studios owned and/or managed by the Company for the sole purpose of game development and external development studios are independent studios with which the Company or Infogrames SA and its subsidiaries have contracts for the development of specific titles.

         The worldwide interactive entertainment software market is comprised primarily of software for personal computers ("PCs") and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During the nine-month period from July 2002 through March 2003 ("fiscal 2003"), the Company's product mix consisted of 51% PC games, 22% Sony PlayStation(R) 2 games, 10% Microsoft Xbox(R) games, 7% Nintendo Game Boy(R) Advance games, 5% Nintendo GameCube games, 4% Sony PlayStation(R) games, and 1% games for other platforms. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC had an installed base of approximately 71.0 million in North America in 2002; that base is projected to increase to more than 81.0 million by 2006. IDG also reports the installed base for the PlayStation2, introduced in North America in 2000, is projected to grow from
16.8 million in 2002 to nearly 40.0 million in 2005. The PlayStation, currently the most widely distributed gaming console, had an installed base of nearly 32.0 million in North America in 2002; that base is projected to increase incrementally to approximately 32.7 million by the end of 2003. As the PlayStation's growth may slow, the console market as of November 2001 includes new platforms from Microsoft and Nintendo, the Xbox(TM) and GameCube(TM), respectively. IDG projects that the Xbox will have a North American installed base of approximately 17.0 million by 2006, while the GameCube is projected to have a North American installed base of approximately 12.7 million in the same time period. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

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

         The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, CompUSA, and Toys `R' Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, the Company's games are made available through a myriad of Internet and on-line networks.

         Sales are recorded net of estimated future returns, price protection and other customer promotional programs. The Company's management continually assesses and re-evaluates the rate of returns and price protection based on business conditions and market factors.

                                  ACQUISITIONS

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

         (b) The Company financed the purchase price with borrowings from Infogrames SA, which also guaranteed the payments under the Shiny Notes. Repayment of such borrowings from Infogrames SA was due in installments commencing no later than December 31, 2003; The Intercreditor and Subordination Agreement entered into by the Company with General Electric Capital Corporation ("GECC") in connection with the senior credit facility extended by GECC (the "Senior Credit Facility") makes payments of all outstanding debt under the Company's revolving credit agreement (the "Credit Agreement") and related party debt subordinate to the Senior Credit Facility. Additionally, the Subordination Agreement between the Company, Infogrames SA and GECC, in effect, extended the Credit Agreement through the term of the Senior Credit Facility with GECC (see Note 15 to the Consolidated Financial Statements for further information on the Senior Credit Facility).

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

         (e) The Company assumed and amended Shiny's 1995 Stock Incentive Plan (the "Shiny Plan"). The Company converted all options outstanding under the Shiny Plan into options under the Company's 2000 Stock Incentive Plan.

In December 2002, Shiny was merged up into the Company and now exists as a division of the Company.

                                   PUBLISHING

         The Company is currently ranked as one of the largest third-party publishers of interactive entertainment in the United States, according to NPDFunworld TRSTS Video Games Service. Third-party publishers are companies whose sole business is the development, publishing and distribution of interactive entertainment software. Third-party publishers are distinguished from first-party publishers (e.g., Sony Computer Entertainment America, Microsoft Corporation and Nintendo of America) in that the latter produce computer gaming consoles or hardware, as well as entertainment software. The Company's publishing business primarily consists of three publishing studios (Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota), which focus on the Company's core strengths: kids/family games, action/adventure games, and sports/racing games. The Company publishes games for all platforms, including the Sony PlayStation(R) and PlayStation(R) 2; Nintendo(R) Game Boy(R), Game Boy(R) Advance and GameCube(R); the Microsoft(R) Xbox(TM); and the PC. With its emphasis on producing interactive entertainment for a mass entertainment audience, the Company publishes games at various price points, ranging from value-priced titles to premium-priced products. Pricing is determined by a variety of factors, including, but not limited to: license or franchise property; internal or external development; single or multiple platform development; production values; target audience; and distribution territory.

         The Company defines licensed properties as those titles that it has licensed, for a fee and a finite period of time, from the property owner for the purposes of developing an interactive game (see examples below). Franchises, in the form of characters or games, constitute intellectual property owned and controlled exclusively by the Company (see examples below). Games published by the Company, with either licensed or franchise property, are developed either internally or externally. Internal development is conducted at development studios owned and/or managed by the Company for the sole purpose of game development. External development studios are independent studios with which the Company or Infogrames SA and its subsidiaries have contracts for the development of specific titles. (See below for more detailed discussion under "Internal Development Studios" and "External Development Studios".)

SANTA MONICA, CALIFORNIA

         The Company's studio in Santa Monica, California (the "Santa Monica Studio"), was opened in August 2001, replacing the Company's previous two offices in California, located in San Jose and Woodland Hills. The centralization of these operations has enabled the Company to capitalize on its close proximity to Hollywood in acquiring valuable entertainment licenses, while also reducing costs and expenses associated with research and development, among other variables.

         With an emphasis on action/adventure and racing/sports games, the Santa Monica Studio publishes titles that are developed both internally and externally. Now ensconced in the Hollywood community, the Santa Monica Studio has a strategic position in acquiring and overseeing key titles licensed from the Hollywood film and television studios. To date, the Company has licensed film and television properties from the following licensors: Warner Bros. (The Matrix and Looney Tunes); Viacom/Paramount Pictures/CBS/Nickelodeon (Mission:
Impossible, Mission: Impossible 2, Survivor, Blue's Clues, Dora the Explorer, and Nicktoons); Sony Pictures (Terminator 3, Men In Black and Godzilla); Canal + (Terminator and Terminator 2); and Dreamworks (Sinbad), among others.

         The line-up of titles published by the Santa Monica Studio also includes titles developed by leading game developers, including BioWare Corp. (Neverwinter Nights), Digital Extremes (Unreal Championship), Epic Games (Unreal Tournament 2003), and Pitbull Syndicate (Test Drive), among others, as well as games developed by the Company's own development studios, including Shiny Entertainment (Enter The Matrix) and Reflections Interactive Limited (Stuntman, Driver, Driver 2, Driver 3), among others. In fiscal 2004, the Santa Monica Studio published Enter The Matrix, based on the Warner Bros. Pictures/Village Roadshow Pictures' blockbuster, The Matrix Reloaded, the second installment of the Matrix trilogy created by the Wachowski Brothers. In addition, the Santa Monica Studio's fiscal 2004 line-up currently includes Terminator 3 - Rise of the Machine, a game based on the upcoming movie of the same name, as well as two additional titles based on the Terminator 3 franchise.

         The Santa Monica Studio published 29 new titles in fiscal 2003 and generated approximately 33.0% of the Company's publishing net revenue for the year.

BEVERLY, MASSACHUSETTS

         The Company's studio located in Beverly, Massachusetts (the "Beverly Studio"), focuses on developing and publishing a range of products, from kids' and mass-market interactive entertainment to strategy and driving games for the more seasoned gamers. The Beverly Studio's publishing line-up encompasses those titles previously published under the Hasbro Interactive label, which was acquired in 2001 by Infogrames SA. Those titles include an array of valuable assets, including franchises such as RollerCoaster Tycoon(R) (more than 5 million units sold to date) and Civilization(TM) (more than 5.5 million units sold to date), and licenses such as Monopoly(R) (more than 5 million units sold to date), among many others.

         In addition, the Beverly Studio publishes the award-winning and critically acclaimed children's titles developed by the Company's Humongous Entertainment studio (as defined under "Internal Development Studios"). These titles include properties such as the Backyard Sports(TM) series (more than 4 million units sold to date), Freddi Fish(TM) (more than 2 million units sold to date), Pajama Sam(R), Spy Fox, Putt Putt(R) (more than 2 million units each sold to date), and, as well as licensed products such as Nickelodeon's Dora the Explorer(TM), which title has been the top-sellers in the PC education category, and Blue's Clues(TM). Other internally developed titles published by the Beverly Studio include Kya, which is being developed by Infogrames SA's Eden Studios, and is scheduled for release during fiscal 2004.

         Augmenting the Beverly Studio's publishing line-up are titles developed by leading game developers, including Firaxis (Civilization and Pirates), Radical (G.I. Joe), and Timegate (Axis & Allies).

         In fiscal 2004, the Beverly Studio is also scheduled to publish games based on licensed products, such as Beyblade and Sinbad: Legend of the Seven Seas.

         The Beverly Studio published 49 titles in fiscal 2003 and generated approximately 40.5% of the Company's publishing net revenue for the year. While the Beverly Studio publishes games for all platforms, a high percentage of its games are for the PC, which is the platform best suited to games for younger players. Given the broad household penetration of the PC (see discussion above), the Company believes this legacy platform remains a viable and healthy business.

MINNEAPOLIS, MINNESOTA

         The Company's studio located in Minneapolis, Minnesota (the "Minneapolis Studio"), produces games focusing primarily on action/adventure for the casual gamer. Given the nature of these products and their broad audience appeal, a large percentage of the Minneapolis Studio's line-up is published for the PC. The Minneapolis Studio also publishes titles for consoles, such as licensed titles DBZ: Budokai, Dragon Ball Z(R): Legacy of Goku(R), Dragon Ball Z(R): Collectible Card Game, and World of Outlaws: Sprint Cars 2002, among many others. To date, the Dragon Ball Z franchise has sold more than 3.5 million units worldwide.

         Titles published by the Minneapolis Studio also include hunting and outdoor adventure games, such as the Deer Hunter(R) franchise, which has sold more than 4 million units to date, racing titles, such as the Harley-Davidson(R) license, and strategy/adventure games, such as the upcoming Dungeons & Dragons(R): Eye of the Beholder licensed property.

         The Minneapolis Studio published 26 titles in fiscal 2003 and generated approximately 26.5% of the Company's publishing net revenue for the year.

INTERNAL DEVELOPMENT STUDIOS

         In addition to its three central studios described above, the Company owns and manages several studios that focus solely on game development. Titles from these locations range in genre and are published for various audiences playing on the full array of gaming platforms.

         Humongous Entertainment. Seattle-based Humongous Entertainment ("Humongous") develops some of the most successful children's franchises in the industry. To date, its Freddi Fish and Putt Putt franchises have sold more than 2 million units each and its Backyard Sports franchise, the #1 interactive sports series for kids, has sold in excess of 4 million units to date. In June 2001, the Company restructured Humongous to focus primarily on the development of new installments for the Backyard Sports series, and on adapting its character games for next-generation consoles, several of which are scheduled for release during fiscal 2004. Humongous is now a division of the Company and was formerly a wholly-owned subsidiary of the Company under the name of Humongous Entertainment, Inc.

         Reflections. Reflections Interactive Limited ("Reflections"), based in Newcastle, England, is the developer of the Company's hit Driver franchise, which has sold more than 5 million units to date, as well as Stuntman which was released in June 2002 for the PlayStation2. Reflections is currently working on Driver 3 which is scheduled to be published in fiscal 2004.

         Legend Entertainment. Based in Chantilly, Virginia, Legend Entertainment ("Legend") is the studio behind Unreal 2. Legend is a division of the Company and was formerly a wholly-owned subsidiary of the Company under the name of Legend Entertainment, LLC.

         Shiny Entertainment. Based in Newport Beach, California, Shiny developed Enter the Matrix, a game based on The Matrix Reloaded, which was released in North America, Europe and the Asia-Pacific region (excluding Japan) on all platforms on May 15, 2003. The Matrix Reloaded is the second installment in the Matrix film trilogy created by the Wachowski Brothers. Shiny is a division of the Company and was formerly a wholly-owned subsidiary of the Company under the name of Shiny Entertainment, Inc.

RELATED PARTY

         Paradigm. The Company works closely with Dallas-based Paradigm Entertainment, Inc., a Texas corporation ("Paradigm"), which Infogrames SA acquired in 2000. The studio behind the successful Pilot Wings game, Paradigm is currently developing several upcoming titles for the Company, including Mission
Impossible: Operation Surma and Terminator 3.

         Atari Interactive, Inc. Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) is a wholly-owned subsidiary of Infogrames SA located in Beverly, Massachusetts, which was acquired by Infogrames SA in 2001. The Company funds its operations through interest bearing advances, distributes its products and, on behalf of Infogrames SA, assists Atari Interactive, Inc. with its on-going operational and managerial matters in exchange for a management fee. Atari Interactive, Inc. develops games which the Company distributes in North America and, consequently, the Company is dependent on Atari Interactive, Inc.'s development activities for growth in its publishing revenues.

         Hunt Valley. The Company works closely with a development studio located in Hunt Valley, Maryland, which Infogrames SA acquired in 2001 through the acquisition of Hasbro Interactive. The studio has developed several successful games, including X-Com Enforcer, and is currently developing several upcoming titles for the Company, including D&D Heroes, which is currently scheduled to be released in fiscal 2004.

EXTERNAL DEVELOPMENT STUDIOS

         In addition to cultivating its internal development studios, the Company has established publishing relationships with some of the industry's most highly regarded independent external developers. These developers include:
Chris Sawyer (Rollercoaster Tycoon series); BioWare Corp. (Neverwinter Nights); Deep Red (Monopoly Tycoon); Digital Extremes (Unreal Championship); Epic (Unreal Tournament 2003); Firaxis (Civilization and Pirates); Pitbull Syndicate (Test Drive); and Webfoot Technologies (Dragon Ball Z: Legacy of Goku) and FUNinmation Productions Ltd. (Yu Yu Hakusho), among many others.

         Products which are acquired from these external developers are marketed under the Company's name, as well as the name of the external developer. The agreements with external developers provide the Company with exclusive publishing and distribution rights for a specific period of time for specified platforms and territories. Those agreements may grant the Company the right to publish sequels, enhancements and add-ons to the products originally developed and produced by the external developer. In consideration for its services, the external developer receives a royalty based on sales of the products which it has developed. A portion of this royalty may be prepaid, with future payments tied to the completion of detailed performance and development milestones.

         The Company manages the production of external development projects by appointing a producer to oversee the product's development and to work with the external developer to design, develop and test the products. The producer also helps ensure that development milestones are met in a timely manner. The Company generally has the right to cease making payments to an external developer if such developer fails to meet its development milestones in a timely fashion.

                                  DISTRIBUTION

         Customers. The Company's strength in distribution in North America, as well as its distribution presence in Europe through Infogrames SA, ensures access to valuable shelf space for its published products. The Company believes that it is one of the few software publishers that sells directly to substantially all of the major retailers of computer software in the U.S. and that it is one of the largest distributors of computer software to mass merchants in the U.S. The Company supplies both products it publishes and Third-Party Products (See "Overview" above for definition) to approximately 3,300 Wal-Mart stores, approximately 1,100 Target stores and approximately 600 Best Buy stores. The Company also distributes its own products and Third-Party Products to other major retailers in the U.S. (including, Office Depot, CompUSA, Sam's Club, Gamestop, Electronics Boutique, Costco, Toys `R' Us, Staples, Blockbuster, and many other retailers and resellers of computer software and video games) and in Canada. The Company values its distribution relationships with these major retailers because they also allow the Company to more readily sell its own, higher margin software to them.

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

         Fulfillment. Historically, the Company's warehouse operations provided fulfillment services within North America for the Company and third-party developers. Such services included physical receipt and storage of inventory and its distribution to the mass market and other retailers. After evaluating the costs associated with the fulfillment function, including, among other things, the costs of projected future investments in plants and technology, the Company has outsourced its warehouse and manufacturing operations since July 1999.

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

GEOGRAPHY

         The Company's distribution efforts are being concentrated in North America. Because of Infogrames SA's strong presence in Europe, Company distributes its products in Europe through Infogrames SA pursuant to a distribution agreement between Infogrames SA and the Company. Under this distribution agreement, the Company is entitled to receive 30.0% of the gross profit of such products or 130.0% of the royalty rate due to the developer, whichever is greater. Furthermore, because of Infogrames SA's strong presence in Europe, the Company began closing its European operations in December 1999 and completed the process in July 2000. The Company believes that Infogrames SA's strong presence in Europe will provide effective distribution in Europe of the Company's titles while allowing the Company to focus its efforts in North

America. The Company continues to maintain an office in Australia, the results of operations of which are consolidated in the results of operations of the Company. For additional information regarding the Company's international business, see "Notes to Consolidated Financial Statements".

SALES AND MARKETING

         The Company employs a wide range of sales and marketing techniques to promote sales of its products including (i) advertising in video gaming, computer, and general consumer publications, (ii) television advertising, (iii) in-store promotions utilizing display towers and endcaps, (iv) on-line marketing, (v) direct mailings, (vi) radio advertising, (vii) guerilla or underground marketing techniques (i.e., placing marketing materials in locations which are frequented by the targeted groups of consumers), (viii) viral marketing techniques (i.e., marketing techniques which use consumers to "pass along" the Company's messages to other targeted groups of consumers), and (ix) cross promotions with third-parties. The Company monitors and measures the effectiveness of its marketing strategies throughout the life cycle of each product. Historically, the Company has devoted a substantial portion of its marketing resources to support its key franchises and intends to do so in the future. The Company believes that marketing its key franchises is essential for cultivating product successes and brand-name loyalty.

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

         Since fiscal year 1999, the Company's sales efforts are being handled by a single organization in order to improve the efficiency of its sales effort. Currently, the Company has two sales regions (each managed by a Vice President of Sales) and, within each region, five retail Sales Directors who serve as the primary contacts with the Company's 25 largest retail customers.

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

         In January 2001, through Infogrames SA's acquisition of Hasbro Interactive, Inc. and subsidiaries and Games.com, Inc. (collectively, "Hasbro"), and all their assets, properties and licenses, the Company acquired the distribution rights for all video games developed by Hasbro and began actively selling, distributing and managing Hasbro's video games in the North American marketplace.

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

OPERATIONS

         The Company outsources its warehouse operations in the U.S. to Arnold Logistics, which is located in Lancaster, Pennsylvania. The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers.

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

         Sony, Nintendo and Microsoft manufacture the Company's products that are compatible with their respective video game consoles, as well as the manuals and packaging for such products, and ship finished products to the Company for distribution. Sony PlayStation, PlayStation2, Nintendo GameCube and Microsoft Xbox products consist of proprietary format CD-ROMs and are typically delivered to the Company within a relatively short lead time (approximately 2-3 weeks). Manufacturers of other Nintendo software typically deliver product to the Company within 45 to 60 days after receipt of a purchase order. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products. However, a shortage of components or other factors beyond the Company's control could impair the ability of the Company to bring its products to the marketplace in a timely manner and, accordingly, could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Because Some Hardware Licensors Have Significant Control Over the Company's Products, There May Be Material Delays or Increases in the Cost of Manufacturing Those Products".

                               RECENT DEVELOPMENTS

         On November 12, 2002, (last amended July 11, 2003), the Company entered into a 30-month, $50 million Senior Credit Facility with GECC. The proceeds of the loan are used to fund the Company's working capital needs, including the manufacturing and development of products. The credit documents entered into by the Company with GECC contain restrictions on, among other things, the repayment of interest and principal owed on credit facilities outstanding with other creditors which are affiliates of the Company, transactions with affiliated companies and the payment of cash dividends.

         On March 28, 2003, the Company announced that it has changed its fiscal year-end from June 30 to March 31. As a result of this change, the Company's fiscal year 2003 was a 9-month period. The Company's new fiscal year 2004 commenced on April 1, 2003 and will end on March 31, 2004. The Company believes that the March 31 year-end is consistent with more of its peers in the video game industry, allowing for more meaningful analysis and comparisons within the sector.

                                    EMPLOYEES

         As of end of fiscal year 2003, the Company has 564 employees domestically, with 262 in product development, 104 in administration (i.e., senior management, human resources, legal, IT & facilities), 59 in finance, 72 in sales and 76 in marketing. The Company has operations in New York, New York; Beverly, Massachusetts; Minneapolis, Minnesota; Seattle,

Washington; Sunnyvale, California; Santa Monica, California; Chantilly, Virginia; and Newport Beach, California. The Company also has operations internationally at its Reflections Studio located in Newcastle, England, which has 92 employees.

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

         Infogrames SA has granted the Company a non-exclusive, royalty-free licenses to use the names "Infogrames" and "Atari", which licenses may not be cancelled on less than one-year's notice unless the Company breaches its obligations under the license. The Company's management believes that a number of factors provide the Company with competitive opportunities in the industry, including its extensive catalogue of multi-platform products, strength in the mass-market, and strong sales forces in North America and, through Infogrames SA, in Europe and Australia. The Company believes that solid franchises such as Driver, Test Drive, Civilization, the Backyard Sports series, Deer Hunter and RollerCoaster Tycoon and attractive licenses such as The Matrix, Terminator, Unreal, Harley Davidson, Mission: Impossible, Looney Tunes, Blue's Clues, Dragon Ball Z, Major League Baseball and the National Football League, as well as its base of productive publishing assets, provide the Company with a competitive angle to market its products.

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

         INFOGRAMES SA CONTROLS THE COMPANY AND COULD PREVENT AN ACQUISITION FAVORABLE TO OUR OTHER STOCKHOLDERS. Infogrames SA beneficially owns approximately 88% of our common stock, which gives it sufficient voting power to prevent any unsolicited acquisition of the Company, including an acquisition favorable to our other stockholders. Infogrames SA and its affiliates have sufficient voting power to control any merger, consolidation or sale of all or substantially all of our assets and to elect members of the Board of Directors. Four of the nine members of the Board of Directors are employees of Infogrames SA or its affiliates, including the Company. One of the remaining five directors has recently been affiliated with the Company and another director is currently affiliated with the Company. Therefore, two of the remaining five other directors are not considered independent.

         OUR SUCCESS MAY BE IMPACTED BY INFOGRAMES SA'S SUCCESS, ABILITY AND WILLINGNESS TO CONTINUE TO SUPPORT THE COMPANY. Infogrames SA provides to the Company certain senior executives and distributes the Company's products in Europe. Since the completion of the Senior Credit Facility, Infogrames SA ceased funding the Company's operations under the Credit Agreement. However, there remains outstanding balances under the Credit Agreement and other debt agreements payable to Infogrames SA by the Company. Although the Company is exploring various strategic alternatives to reduce the debt under the Credit Agreement, there can be no assurance that any such transactions will be consummated, or that if consummated any such transactions will improve the Company's business, operating results or financial condition.

         THE SENIOR CREDIT FACILITY MAY BE TERMINATED. In fiscal 2003, the Company entered into a 30-month, $50 million revolving credit facility with GECC. The Company utilizes the proceeds of this loan to fund the Company's working capital needs, including the manufacturing and development of products. The credit documents which the Company entered into with GECC to obtain this credit facility contain numerous covenants and conditions which may cause a default upon breach thereof by the Company. Although the Company is currently in full compliance under the credit documents and no event of default has occurred, there can be no assurance that the Company will continue to be in compliant. If an event of default occurs under any credit document and GECC opts not to waive such default, the credit facility may be terminated. Additionally, although there can be no assurance, management believes that existing cash, together with cash expected to be generated from operations and cash available under the Senior Credit Facility will be sufficient to fund the Company's operations and cash flows throughout fiscal year 2004.

         THE LOSS OF WAL-MART, BEST BUY, TARGET OR TOYS 'R' US AS KEY CUSTOMERS COULD NEGATIVELY AFFECT OUR BUSINESS. Our sales to Wal-Mart, Best Buy, Target and Toys 'R' US accounted for approximately 24.0%, 10.5%, 8.6% and 8.3%, respectively, of net revenues for the fiscal year ended March 31, 2003. Our gross accounts receivable from Wal-Mart, Best Buy, Target and Toys 'R' US were approximately $6.2 million, $8.8 million, $7.5 million and $9.0 million, respectively, as of March 31, 2003. Our business, operating results and financial condition would be adversely affected if: (i) we lost Wal-Mart, Best Buy, Toys 'R' US or Target as a customer, (ii) we began shipping fewer products to Wal-Mart, Best Buy, Toys 'R' US or Target, (iii) we were unable to collect receivables from Wal-Mart, Best Buy, Toys 'R' US or Target, or (iv) we experienced any other adverse change in our relationship with Wal-Mart, Best Buy, Toys 'R' US or Target. We do not have any written agreements or understandings with Wal-Mart, Toys 'R' US or Target. Consequently, our relationship with Wal-Mart, Toys 'R' US or Target could end at any time. We cannot assure that Wal-Mart, Toys 'R' US and Target will continue to use us as a major supplier of consumer software, or at all.

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

         BECAUSE SOME HARDWARE LICENSORS HAVE SIGNIFICANT CONTROL OVER THE COMPANY'S PRODUCTS, THERE MAY BE MATERIAL DELAYS OR INCREASES IN THE COST OF MANUFACTURING THOSE PRODUCTS. We are required to obtain a license to develop and distribute software for each of the video game systems for which we develop products. We currently have licenses from Sony to develop products for the Sony PlayStation and Playstation2, from Nintendo to develop products for Game Boy(R), Game Boy(R) Advance and GameCube, and from Microsoft Corporation to develop products for the Xbox. Our contracts with these manufacturers often grant them significant control over the manufacturing of the Company products. For example, we are obligated to submit new games to Sony, Nintendo or Microsoft for approval prior to development and/or manufacture. In some circumstances, this could adversely affect the Company by: (i) leaving the Company unable to have its products manufactured and shipped to customers, (ii) increasing manufacturing lead times and expense to us over the lead times and costs we could achieve independently, (iii) delaying the manufacture and, in turn, the shipment of products, and (iv) requiring the Company to take significant risks in prepaying for and holding its inventory of products. These factors could materially and adversely affect our business, operating results and financial condition.

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

         REVENUES FROM OUR DISTRIBUTION BUSINESS MAY DECLINE AS COMPETITION INCREASES AND INTERNET TECHNOLOGY IMPROVES. During the nine months ended March 31, 2002 (unaudited) and 2003, revenues from our distribution business were approximately 27% and 19%, respectively, of net revenues. The decrease of percentage of net revenues in the distribution business is a result of the increase of publishing revenues in the 2003 period over the comparable 2002 period. Recently, several of our customers have begun to purchase directly from software publishers rather than purchasing software through the Company. New video game systems and electronic delivery systems may be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition. In addition, revenues from our distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products or order products directly from publishers or from unauthorized or illegal sources over the Internet.

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

         IF RETURNS AND OTHER CONCESSIONS GIVEN TO OUR CUSTOMERS EXCEED OUR RESERVE, OUR BUSINESS MAY BE NEGATIVELY AFFECTED. To cover returns and other concessions, we establish a reserve at the time we ship our products. We estimate the potential for future returns and other concessions based on historical return rates, seasonality of sales, retailer inventories of our products, and other factors. While we are able to recover the majority of our costs when Third-Party Products are returned, we bear the full financial risk when our own products are returned. In addition, the license fees we pay Sony and Nintendo are non-refundable and we cannot recover these fees when our console products are returned. Although we believe we maintain adequate reserves with respect to product returns, we cannot assure that actual returns will not exceed reserves, which could adversely affect our business, operating results and financial condition.

         OUR STOCK PRICE IS HIGHLY VOLATILE. The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including, but not limited to, the following: (i) quarter to quarter variations in results of operations, (ii) our announcements of new products, (iii) our competitors' announcements of new products, (iv) our product development or release schedule, (v) general conditions in the computer, software, entertainment, media or electronics industries, (vi) timing of the introduction of new platforms and delays in the actual release of new platforms,
(vii) changes in earnings estimates or (viii) investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers. Additionally, the public stock markets experience extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Additionally, as of March 31, 2003, of the 69.9 million shares of the Company's outstanding common stock, only 8.2 million shares (approximately 12%) were not held by affiliates of the Company. This stock ownership structure may also be a cause of volatility in the Company's market price.

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

         OUR COMMON STOCK MAY NOT MEET THE NASDAQ NATIONAL MARKET'S MINIMUM SHARE PRICE REQUIREMENT AND MAY BE SUBJECT TO DELISTING. As a condition to continued listing on the Nasdaq Stock Market's ("Nasdaq") National Market, the recently amended Nasdaq rules require that the minimum bid price for our Common Stock be at least $1 per share for thirty consecutive trading days. Prior to the amendment of the Nasdaq rules, the minimum bid price was $3 per share for thirty consecutive trading days and the Company was not in compliant until the rules were amended to decrease the minimum bid price. Although we are presently in full compliance with Nasdaq requirements, we cannot predict whether our Common Stock will continue to meet the minimum bid requirement.

                              AVAILABLE INFORMATION

         We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available to the public free of charge over the Internet at our website at http://www.atari.com or at the SEC's web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. You may also read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street,

N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

         New York. The Company's principal administrative, sales and development facilities are located in approximately 90,000 square feet of space at 417 Fifth Avenue in New York City under a lease which commenced in December 1996 and to expire in December 2006. The Company subleased 10,000 square feet of this space beginning in May 2003 through December 2006.

         California. The Company has a lease for approximately 17,400 square feet of office space in Santa Monica, California, which expires in May 2006. The Company maintained a lease, which terminated in December 2002, for a three story building in Laguna Beach, California, which housed its Shiny studio. Consequently, the Company leased interim-office space for Shiny of approximately 14,800 square feet in Aliso Viejo, California under a lease which expires in June 2003. The Company has leased approximately 13,000 square feet of office space in Newport Beach, California for long-term use by Shiny. This lease expires in August 2007. Additionally, the Company maintains two leases totaling approximately 11,500 square feet of office space in Woodland Hills, California, both which expire in October 2003. The Company has sublet 10,242 square feet of this office space under three subleases which expire in October 2003. The Company has a lease for approximately 15,000 square feet of office space in Sunnyvale, California, which expires in June 2004.

         Washington. The Company leases approximately 65,500 square feet of office space in Bothell, Washington, under a lease which expires in May 2008. This office space is occupied by Humongous. Under this lease, Humongous subleases an approximate total of 10,870 square feet under three subleases which expire on April 2005, May 2005 and April 2008, respectively.

         Minnesota. The Company leases 14,291 square feet of office space in Plymouth, Minnesota, under a lease which expires in March 2006. This office space is occupied by the Minneapolis Studio.

         Beverly. In Beverly, Massachusetts, for the Beverly Studio, the Company subleases a portion of the office space occupied by Atari Interactive, Inc. under a lease which expires in June 2007.

         Other States in the U.S. In Scottsdale, Arizona, the Company leases 25,000 square feet of office space under a lease which expires in March 2006, which the Company subleased.

         The Company maintains a development studio in Chantilly, Virginia, for approximately 10,500 square feet pursuant to a lease which terminates in August 2003. This space is occupied by Legend.

         Europe. For an internal studio, Reflections, the Company maintains two leases: one for a property in Gateshead Tyne and Wear, United Kingdom and the second for a property in New Castle Upon Tyne, United Kingdom. The lease for the Gateshead Tyne and Wear office space expires in September 2010, and in March 2002, the Company executed a sublease for this office space which expires in September 2004. The lease for the Newcastle Upon Tyne property is for approximately 23,285 square feet of office space and it expires in August 2011.

ITEM 3. LEGAL PROCEEDINGS

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

Sanders

         On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie, The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15.0 million in compensatory damages for certain plaintiffs and $5.0 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief. On March 4, 2002 the Court granted our motion to dismiss and on March 29, 2002 denied plaintiffs' motion for reconsideration. On April 5, 2002 plaintiffs filed a notice of appeal to the Court of Appeals for the Tenth Circuit. A stipulation of dismissal was filed on December 9, 2002 and on December 10, 2002 the Court of Appeals for the Tenth Circuit dismissed the appeal.

KBK

         On September 16, 2002, Knight Bridging Korea Co., Ltd. ("KBK"), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. ("Gamesonline"), a subsidiary of Interplay Entertainment Corp., and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize (i.e., right to translate games into the local language of the country where the games are distributed) and to distribute games electronically in Korea, of Neverwinter Nights and certain games which were previously released. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any previously released games of Gamesonline. The complaint alleges the following causes of action against the
Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) as a named defendant, and alleging that Company managed and directed Atari Interactive, Inc. to engage in the foregoing alleged acts. The Company and Atari Interactive, Inc. filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. Discovery is ongoing.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the Nasdaq National Market. The high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the fiscal years ended June 30, 2001, June 30, 2002 and March 31, 2003 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                                                        HIGH             LOW
                                                                                     -----------     -----------
Fiscal 2001
   First Quarter..................................................................   $      8.50     $      5.00
   Second Quarter.................................................................   $     11.00     $      5.56
   Third Quarter..................................................................   $     10.13     $      5.06
   Fourth Quarter.................................................................   $      8.20     $      4.93

Fiscal 2002
   First Quarter..................................................................   $      9.35     $      2.41
   Second Quarter.................................................................   $      7.80     $      3.20
   Third Quarter..................................................................   $      8.15     $      5.90
   Fourth Quarter.................................................................   $      7.20     $      3.05

Fiscal 2003
   First Quarter..................................................................   $      3.40     $      2.19
   Second Quarter.................................................................   $      2.79     $      1.34
   Third Quarter..................................................................   $      2.50     $      1.69
   Fourth Quarter.................................................................           N/A             N/A

         On July 11, 2003, the last reported sale price of the Common Stock on the Nasdaq National Market was $4.88. As of June 18, 2003, there were approximately 8,700 beneficial owners of the Common Stock.

         The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business. The Company has not paid any cash dividends nor does it anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the payment of cash dividends may be limited by financing agreements entered into by the Company.

RECENT SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities for the nine months ended March 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth selected consolidated financial information of the Company which, for the years ended March 31, 1999 and 2000, the three months ended June 30, 2000, the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2003, is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the three months ended June 30, 1999, the year ended June 30, 2000 and the nine months ended March 31, 2002, is derived from the unaudited financial statements of the Company. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The consolidated financial information set forth has been combined as of December 16, 1999, as the Company completed a merger with Infogrames North America, Inc. ("INA"), a wholly-owned subsidiary of its majority shareholder Infogrames SA, (the "INA Merger"). The effective date of the INA Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.

         In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-9 (formerly EITF issues 00-14 and 00-25), "Accounting for Consideration Given to a Customer or Reseller of the Vendor's Products". This EITF addressed the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The EITF requires the cost of such items as cooperative advertising arrangements, price protection and other allowances to be accounted for as a reduction of revenues. The impact of this accounting principle resulted in the reclassification of cooperative advertising from selling and distribution expenses to a reduction of net revenues and has no impact on the Company's financial position or net income. All comparative periods have been reclassified to conform to the new requirements.

         These tables should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                    YEARS                 THREE MONTHS                        YEARS
                                                    ENDED                     ENDED                           ENDED
                                                  MARCH 31,                  JUNE 30,                        JUNE 30,
                                           ----------------------     ---------------------    -----------------------------------
                                             1999         2000          1999        2000         2000         2001         2002
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
                                                       (UNAUDITED)               (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net revenues ...........................   $ 556,965    $ 373,596     $115,113    $  47,781    $ 306,264    $ 291,388    $ 419,045
Cost of goods sold .....................     329,959      307,292       62,143       25,283      270,432      125,940      212,380
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Gross profit ...........................     227,006       66,304       52,970       22,498       35,832      165,448      206,665
Selling and distribution expenses ......     130,171      140,175       27,116       20,076      133,135       72,450       84,628
General and administrative expenses ....      58,938       77,447        9,312       17,602       85,737       67,341       37,423
In process research and development.....       5,000           --           --           --           --           --        7,400
Research and development ...............      75,242       71,184       16,366       17,275       72,093       56,617       70,798
Restructuring and other charges ........      17,479       37,948           --       11,081       49,029        3,539           --
INA merger costs .......................          --           --           --           --           --        1,700           --
(Gain) on sale of line of business......          --           --           --           --           --       (5,501)          --
SingleTrac retention bonus .............       1,680           --           --           --           --           --           --
Depreciation and amortization(1) .......      14,606       25,654        3,885        5,788       27,557       20,297        5,454
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Operating (loss)  income ...............     (76,110)    (286,104)      (3,709)     (49,324)    (331,719)     (50,995)         962
Interest expense, net ..................      (5,108)     (18,123)      (1,959)      (4,328)     (20,492)     (13,399)     (11,956)
Other (expense) income .................        (207)        (418)        (293)        (497)        (622)       1,358       (3,272)
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
(Loss) income before (benefit
  from) provision for income taxes .....     (81,425)    (304,645)      (5,961)     (54,149)    (352,833)     (63,036)     (14,266)
(Benefit from) provision for
  income taxes .........................     (29,628)      40,891       (2,109)       1,251       44,251       (2,368)      (3,336)
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
(Loss) income from continuing
  operations ...........................     (51,797)    (345,536)      (3,852)     (55,400)    (397,084)     (60,668)     (10,930)
Discontinued operations:
  Loss from operations of One
   Zero Media, Inc. ....................      (3,531)          --           --           --           --           --           --
  Loss on disposal of One Zero
   Media, Inc. .........................     (15,510)        (477)          --           --         (477)          --           --
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
 Loss from discontinued operations .....     (19,041)        (477)          --           --         (477)          --           --
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Net (loss) income before
   dividends on preferred stock.........     (70,838)    (346,013)      (3,852)     (55,400)    (397,561)     (60,668)     (10,930)


                                                 NINE MONTHS
                                                    ENDED
                                                   MARCH 31,
                                           ----------------------
                                              2002         2003
                                           ---------    ---------
                                          (UNAUDITED)
STATEMENT OF OPERATIONS DATA:

Net revenues ...........................   $ 289,442    $ 404,645
Cost of goods sold .....................     152,355      203,858
                                           ---------    ---------
Gross profit ...........................     137,087      200,787
Selling and distribution expenses ......      62,862       72,005
General and administrative expenses ....      28,924       32,685
In process research and development ....          --           --
Research and development ...............      49,399       62,797
Restructuring and other charges ........          --           --
INA merger costs .......................          --           --
(Gain) on sale of line of business .....          --           --
SingleTrac retention bonus .............          --           --
Depreciation and amortization(1) .......       3,537        5,859
                                           ---------    ---------
Operating (loss)  income ...............      (7,635)      27,441
Interest expense, net ..................      (7,887)      (9,598)
Other (expense) income .................         287          632
                                           ---------    ---------
(Loss) income before (benefit
  from) provision for income taxes .....     (15,235)      18,475
(Benefit from) provision for
  income taxes .........................      (5,014)         405
                                           ---------    ---------
(Loss) income from continuing
  operations ...........................     (10,221)      18,070
Discontinued operations:
  Loss from operations of One
   Zero Media, Inc. ....................          --           --
  Loss on disposal of One Zero
   Media, Inc. .........................          --           --
                                           ---------    ---------
  Loss from discontinued operations.....          --           --
                                           ---------    ---------
Net (loss) income before
   dividends on preferred stock........      (10,221)      18,070
                                           ---------    ---------

                                                    YEARS                 THREE MONTHS                        YEARS
                                                    ENDED                     ENDED                           ENDED
                                                  MARCH 31,                  JUNE 30,                        JUNE 30,
                                           ----------------------     ---------------------    -----------------------------------
                                             1999         2000          1999        2000         2000         2001         2002
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
                                                                    (UNAUDITED)               (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Less dividends on preferred stock......          226           --          600           --           --           --           --
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Net (loss) income attributable to
  common stockholders..................    $ (71,064)   $(346,013)    $ (4,452)   $ (55,400)   $(397,561)   $ (60,668)   $ (10,930)
                                           =========    =========     ========    =========    =========    =========    =========
Basic (loss)  income per share
  from continuing operations...........    $   (3.73)   $  (21.00)    $  (0.26)   $   (2.68)   $  (22.10)   $   (1.07)   $   (0.16)
Basic loss per share from
  discontinued operations..............    $   (1.37)   $   (0.03)          --           --        (0.03)          --           --
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Basic net (loss)  income  per
  share................................    $   (5.10)   $  (21.03)    $  (0.26)   $   (2.68)   $  (22.13)   $   (1.07)   $   (0.16)
                                           =========    =========     ========    =========    =========    =========    =========
Weighted average shares
  outstanding(2).......................       13,931       16,451       14,574       20,646       17,963       56,839       69,722
                                           =========    =========     ========    =========    =========    =========    =========
Diluted (loss) income  per share
  from continuing operations...........    $   (3.73)   $  (21.00)    $  (0.26)   $   (2.68)   $  (22.10)    $   (1.07)   $   (0.16)
Diluted loss per share from
  discontinued operations..............    $   (1.37)   $   (0.03)          --           --        (0.03)          --           --
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Diluted net (loss) income per
  share................................    $   (5.10)   $  (21.03)    $  (0.26)   $   (2.68)   $  (22.13)   $   (1.07)   $   (0.16)
                                           =========    =========     ========    =========    =========    =========    =========
Weighted average shares
  outstanding(2).......................       13,931       16,451       14,574       20,646       17,963       56,839       69,722
                                           =========    =========     ========    =========    =========    =========    =========


                                                 NINE MONTHS
                                                    ENDED
                                                   MARCH 31,
                                           ----------------------
                                              2002         2003
                                           ---------    ---------
                                          (UNAUDITED)
Less dividends on preferred stock.....            --           --
                                           ---------    ---------
Net (loss) income attributable to
  common stockholders..................    $ (10,221)   $  18,070
                                           =========    =========
Basic (loss)  income  per share
  from continuing operations...........    $   (0.15)   $    0.26
Basic loss per share from
  discontinued operations..............           --           --
                                           ---------    ---------
Basic net (loss) income  per
  share................................    $   (.015)   $    0.26
                                           =========    =========
Weighted average shares
  outstanding(2).......................       69,686       69,878
                                           =========    =========
Diluted (loss) income  per share
  from continuing operations...........    $   (0.15)   $    0.26
Diluted loss per share from
  discontinued operations..............           --           --
                                           ---------    ---------
Diluted net (loss) income per
  share................................    $   (0.15)   $    0.26
                                           =========    =========
Weighted average shares
  outstanding(2).......................       69,686       70,055
                                           =========    =========

(1) The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. The adoption has eliminated the goodwill amortization prospectively from the effective date.

(2) Reflects the one-for-five reverse stock split approved by the Company's Board of Director which became effective on June 26, 2000. All periods have been restated to reflect the reverse stock split.

                                                                  MARCH 31,               JUNE 30,              MARCH 31,
                                                            ------------------  ------------------------------  ---------
                                                              1999      2000      2000        2001      2002      2003
                                                            --------  --------  --------    --------  --------  ---------
BALANCE SHEET DATA:                                                                 (UNAUDITED)
Cash and cash equivalents.................................  $ 13,512  $ 25,857  $ 13,463    $  4,752  $  5,403  $     815
Working capital (deficit).................................   131,770  (146,088) (191,469)    (57,345)  (51,547)   (91,648)
Total assets..............................................   438,911   222,514   170,475     145,084   241,863    232,082
Total debt................................................    98,750   217,476   257,357     149,308   236,211    220,061
Stockholders' equity (deficit)............................   127,133  (182,777) (242,220)   (106,536) (115,329)   (96,918)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, publishes, and distributes interactive entertainment for leisure entertainment, gaming enthusiasts and children's markets for a variety of platforms. The Company employs a portfolio approach to achieve a broad base of published products across most major consumer software categories. Since it began operations in February 1993, the Company has experienced rapid growth and its product and customer mix has changed substantially.

         Development, publishing and distribution of interactive entertainment software are the major activities of the Company. Publishing is conducted through the Company's three main studios: Santa Monica, California (sports/racing and action/adventure games); Beverly, Massachusetts (kids/family games, driving, and strategy); and Minneapolis, Minnesota (action/adventure games). Because each of these product categories has different associated costs, the Company's margins have depended, and will depend, in part, on the percentage of net revenues attributable to each category. In addition, a particular product's margin may depend on whether it has been internally or externally developed, whether it is a licensed or published product, and on the platform published. Furthermore, the Company's sales and profitability may vary significantly from quarter to quarter depending on the timing of its new published product releases. Distribution activities primarily include the sale of games produced by software publishers unrelated to the Company ("Third-Party Products"). To the extent that mass-merchants require greater proportions of these products, some of which may yield lower margins, the Company's operating margins may be negatively impacted. Development activities include development of games by both internal and external development studios. Internal studios are studios owned and/or managed by the Company for the sole purpose of game development and external development studios are independent studios with which the Company or Infogrames SA and its subsidiaries have contracts for the development of specific titles.

         The worldwide interactive entertainment software market is comprised primarily of software for PCs and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During fiscal 2003, the Company's product mix consisted of 51% PC games, 22% Sony PlayStation(R) 2 games, 10% Microsoft Xbox(R) games, 7% Nintendo Game Boy(R) Advance games, 5% Nintendo GameCube games, 4% Sony PlayStation(R) games, and 1% games for other platforms. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC had an installed base of approximately 71.0 million in North America in 2002; that base is projected to increase to more than 81.0 million by 2006. IDG also reports the installed base for the PlayStation2, introduced in North America in 2000, is projected to grow from 16.8 million in 2002 to nearly
40.0 million in 2005. The PlayStation, currently the most widely distributed gaming console, had an installed base of nearly 32.0 million in North America in 2002; that base is projected to increase incrementally to approximately 32.7 million by the end of 2003. As the PlayStation's growth may slow, the console market as of November 2001 includes new platforms from Microsoft and Nintendo, the Xbox(TM) and GameCube(TM), respectively. IDG projects that the Xbox will have a North American installed base of approximately 17.0 million by 2006, while the GameCube is projected to have a North American installed base of approximately 12.7 million in the same time period. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

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

         The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, CompUSA, and Toys `R' Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, the Company's games are made available through a myriad of Internet and on-line networks.

         Effective April 1, 2000, the Company changed its fiscal year-end from March 31 to June 30. Effective March 28, 2003, the Company changed its fiscal year-end from June 30 to March 31. Accordingly, the discussion of financial results set forth below compares the nine months ended March 31, 2003 to the nine months ended March 31, 2002, the year ended June 30, 2002 to the year ended June 30, 2001, and the year ended June 30, 2001 to the year ended June 30, 2000.

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

Sales returns, price protection, other customer related allowances and allowance for doubtful accounts

         Sales are recorded net of estimated future returns, price protection and other customer related allowances. The Company is not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, the Company may permit the return or exchange of products sold to certain customers. In addition, the Company may provide price protection, co-operative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, market acceptance of products produced, budgeted customer allowances and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management's estimates and such variances could have a material impact on reported results.

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

         For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $92.6 million, $111.9 million, $81.0 million and $82.3 million, respectively. As of June 30, 2002 and March 31, 2003, the aggregate reserves against accounts receivables for bad debts, returns, price protection and other customer promotional programs were approximately $50.5 million and $40.3 million, respectively.

Inventories

         The Company writes down its inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company recorded obsolescence expense of approximately $0.8 million, $0.8 million, $(0.8) million and $3.4 million, respectively. As of June 30, 2002 and March 31, 2003, the aggregate reserves against inventories was approximately $7.7 million and $4.9 million, respectively.

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

Income taxes

         The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations. Furthermore, as of March 31, 2003, the Company has significant federal net operating loss carryforwards that will expire in fiscal years 2011 through 2022. As of March 31, 2003, the Company has combined net operating loss carryforwards of approximately $431.7 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2022. The Company experienced an ownership change in 1999 as a result of its acquisition by Infogrames SA. Under
Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these loses. Pre-acquisition losses of approximately $203.3 million are subject to an annual limitation (approximately $7.2 million).

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for each of the years ended March 31, 1999 and 2000, the three months ended June 30, 2000, the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2003, which is derived from the audited consolidated financial statements of the Company. The consolidated financial information for the three months ended June 30, 1999, year ended June 30, 2000 and the nine months ended March 31, 2002 are derived from the unaudited financial statements of the Company. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The consolidated financial information set forth have been combined as of December 16, 1999, with those of INA, as a result of the INA Merger. The effective date of the INA Merger was October 2, 2000 and was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.

         In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue 01-9 (formerly EITF issues 00-14 and 00-25), "Accounting for Consideration Given to a Customer or Reseller of the Vendor's Products". This EITF addressed the recognition, measurement and income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. The EITF requires the cost of such items as cooperative advertising arrangements, price protection and other allowances to be accounted for as a reduction of revenues. The impact of this accounting principle resulted in the reclassification of cooperative advertising from selling and distribution expenses to a reduction of net revenues and has no impact on the Company's financial position or net income. All comparative periods have been reclassified to conform to the new requirements.

                                                    YEARS                 THREE MONTHS                        YEARS
                                                    ENDED                     ENDED                           ENDED
                                                  MARCH 31,                  JUNE 30,                        JUNE 30,
                                           ----------------------     ---------------------    -----------------------------------
                                             1999         2000          1999        2000         2000         2001         2002
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
                                                                     (UNAUDITED)              (UNAUDITED)
Net revenues.......................            100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Cost of goods sold.................             59.2         82.3         54.0         52.9         88.3         43.2         50.7
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Gross profit.......................             40.8         17.7         46.0         47.1         11.7         56.8         49.3
Selling and distribution
  expenses.........................             23.4         37.5         23.6         42.0         43.5         24.9         20.2
General and administrative
  expenses.........................             10.6         20.7          8.1         36.8         28.0         23.1          8.9
In process research and
  development......................              0.9           --           --           --           --           --          1.8
Research and development...........             13.5         19.1         14.2         36.2         23.5         19.4         16.9
Restructuring and other
  charges..........................              3.1         10.2           --         23.2         16.0          1.2           --
INA merger costs...................               --           --           --           --           --          0.6           --
(Gain) on sale of line of
  business.........................               --           --           --           --           --         (1.9)          --
SingleTrac retention bonus.........              0.3           --           --           --           --           --           --
Depreciation and
  amortization(1)..................              2.6          6.9          3.4         12.1          9.0          7.0          1.3
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Operating (loss) income............            (13.6)       (76.7)        (3.3)      (103.2)      (108.3)       (17.5)         0.2
Interest expense, net..............             (0.9)        (4.9)        (1.7)        (9.1)        (6.7)        (4.6)        (2.9)
Other (expense) income.............               --         (0.1)        (0.3)        (1.0)        (0.2)         0.5         (0.8)
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
(Loss) income before  (benefit
  from) provision  for income
  taxes............................            (14.5)       (81.7)        (5.3)      (113.3)      (115.2)       (21.6)        (3.5)
(Benefit from) provision for
  income taxes.....................             (5.3)        10.9         (1.8)         2.6         14.4         (0.8)        (0.8)
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
(Loss) income from continuing
  operations.......................             (9.2)       (92.6)        (3.5)      (115.9)      (129.6)       (20.8)        (2.7)
Discontinued operations:
  Loss from operations of One
   Zero Media, Inc.................             (0.6)          --           --           --           --           --           --
  Loss on disposal of One
   Zero Media, Inc.................             (2.8)        (0.1)          --           --         (0.2)          --           --
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
  Loss from discontinued
   operations......................             (3.4)        (0.1)          --           --         (0.2)          --           --
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Net (loss) income before
  dividends on preferred stock.....            (12.6)       (92.7)        (3.5)      (115.9)      (129.8)       (20.8)        (2.7)
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------

                                                 NINE MONTHS
                                                    ENDED
                                                   MARCH 31,
                                           ----------------------
                                              2002         2003
                                           ---------    ---------
                                          (UNAUDITED)
Net revenues.......................            100.0%       100.0%
Cost of goods sold.................             52.6         50.4
                                           ---------    ---------
Gross profit.......................             47.4         49.6
Selling and distribution
  expenses.........................             21.7         17.8
General and administrative
  expenses.........................             10.0          8.1
In process research and
  development......................               --           --
Research and development...........             17.1         15.5
Restructuring and other
  charges..........................               --           --
INA merger costs...................               --           --
(Gain) on sale of line of
  business.........................               --           --
SingleTrac retention bonus.........               --           --
Depreciation and
  amortization(1)..................              1.2          1.4
                                           ---------    ---------
Operating (loss) income............             (2.6)         6.8
Interest expense, net..............             (2.7)        (2.4)
Other (expense) income.............              0.1          0.2
                                           ---------    ---------
(Loss) income before (benefit
  from) provision for income
  taxes............................             (5.2)         4.6
(Benefit from) provision for
  income taxes.....................             (1.7)         0.1
                                           ---------    ---------
(Loss) income from continuing
  operations.......................             (3.4)         4.5
Discontinued operations:
  Loss from operations of One
   Zero Media, Inc.................               --           --
  Loss on disposal of One
   Zero Media, Inc.................               --           --
                                           ---------    ---------
  Loss from discontinued
   operations......................               --           --
                                           ---------    ---------
Net (loss) income before
  dividends on preferred stock.....             (3.4)         4.5
                                           ---------    ---------

                                                    YEARS                 THREE MONTHS                        YEARS
                                                    ENDED                     ENDED                           ENDED
                                                  MARCH 31,                  JUNE 30,                        JUNE 30,
                                           ----------------------     ---------------------    -----------------------------------
                                             1999         2000          1999        2000         2000         2001         2002
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Less dividends on preferred
  stock............................               --           --          0.5           --           --           --           --
                                           ---------    ---------     --------    ---------    ---------    ---------    ---------
Net (loss) income
  attributable to common
  stockholders.....................            (12.6)%      (92.7)%       (4.0)%     (115.9)%     (129.8)%      (20.8)%       (2.7)%
                                           =========    =========     ========    =========    =========    =========    =========


                                                NINE MONTHS
                                                   ENDED
                                                  MARCH 31,
                                           ---------------------
                                             2002         2003
                                           --------    ---------
Less dividends on preferred
  stock............................              --           --
                                           --------    ---------
Net (loss) income
  attributable to common
  stockholders.....................            (3.4)%        4.5%
                                           ========    =========

     (1) The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective July 1, 2001. The adoption has eliminated the goodwill amortization prospectively from the effective date.

NINE MONTHS ENDED MARCH 31, 2003 TO NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

         Net revenues for the nine months ended March 31, 2003 increased approximately $115.2 million or 39.8% from $289.4 million to $404.6 million. This increase is attributable to the Company's growth in its publishing business, offset by a slight decrease in its third-party distribution business.

         Total publishing net revenues for the nine months ended March 31, 2003 increased approximately $117.9 million or 55.6% to $329.8 million from $211.9 million in the comparable 2002 period. This increase is due to the success of both new releases and catalogue titles, as well as an increase in royalty income earned from sales of US product sold internationally. The Company's top fifty selling published products for the nine months ended March 31, 2003 generated revenues of approximately $223.2 million, an increase of $87.4 million or 64.4%, from $135.8 million in the comparative 2002 period. Included in the $223.2 million of the top fifty selling published products were the top four new releases for the 2003 period accounting for approximately $86.7 million of the revenues generated as compared to $44.5 million from the top four new releases during the nine months ended March 31, 2002. This is an increase of approximately $42.2 million or 94.8% as compared to the top four new releases in comparable 2002 period and 48.3% of the total increase in top fifty selling published products this year compared to last. The top four new releases during the nine months ended March 31, 2003 were expansions from some of the Company's most successful franchises and include Dragon Ball Z: Budokai for PlayStation2, Unreal Championship for Xbox, Unreal Tournament 2 for the PC and Rollercoaster Tycoon 2 for the PC. Additionally, the Company increased its royalty income generated from sales of US products overseas. These international royalties of $18.8 million were more than five times as much as the prior period income of $3.2 million. Total third-party distribution net revenues for the nine months ended March 31, 2003 decreased slightly by approximately $2.7 million or 3.5% to $74.8 million from $77.5 million in the comparable 2002 period due primarily to a reduction in the Australian operation's distribution business.

         Gross profit increased to $200.8 million for the nine months ended March 31, 2003 from $137.1 million in the comparable 2002 period due mainly to increased sales volume. Gross profit as a percentage of net revenues increased to 49.6% for the nine months ended March 31, 2003 from 47.4% in the comparable 2002 period. This margin increase is a net result of the Company's product mix shift out of the distribution business and into the publishing business and a stronger publishing product offering, offset partially by a shift within the publishing business from PC product to console product. For the nine months ended March 31, 2003, the distribution business accounted for 18.5% of the Company's net revenues as compared to 26.8% for the comparable period in 2002. Distribution sales typically earn a lower margin than published product sales. Within the publishing business and consistent with industry trends, more costly console product is being sold as compared to PC product. Approximately 58% of the publishing businesses shipments were console sales during the nine months ended March 31, 2003 versus 30% in the comparable 2002 period. As a result, the higher costs of console product lowered the overall margin of the publishing business as a percentage of net revenues for the nine months ended March 31, 2003 to 55.0% from 56.3% in the comparable 2002 period.

         Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the nine months ended March 31, 2003, selling and distribution expenses increased approximately $9.1 million, or 14.5%, to $72.0 million from $62.9 million in the comparable 2002 period. The increase in selling and distribution expenses is primarily from an increase in advertising expenses and variable selling expenses related to the increase in sales from the nine months ended March 31, 2003 over the comparable 2002 period, partially offset by a decrease in certain fixed expenses. Advertising expenditures increased $15.1 million, or 50.7%, to approximately $44.9 million during the nine months ended March 31, 2003 as compared to $29.8 million in the comparable 2002 period from the increase in new product releases in the current period. Fixed costs, including salaries and consulting expenses, decreased by $3.4 million, to $13.9 million during the nine months ended March 31, 2003 as compared to $17.3 million in the 2002 period. This decrease was primarily attributed to the Company's centralization and streamlining of marketing and publishing functions. Additionally, efficiencies in selling and distribution expenses created a decrease in these expenses as a percentage of net revenues to 17.8% for the nine months ended March 31, 2003 from 21.7% in the comparable 2002 period. Distribution expenses decreased 16.5% to approximately $13.2 million during the nine months ended March 31, 2003 as compared to $15.8 million in the comparable 2002 period. This decrease is due to distribution efficiencies stemming from increased shipments to customer distribution centers as opposed to individual customers' stores and the Company's product mix shift from PC to console product, as console product costs less to handle and ship.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the nine months ended March 31, 2003 increased approximately $3.8 million, or 13.1%, to $32.7 million from $28.9 million in the comparable 2002 period. The increase includes bonus expense offset partially by decreased bad debt expense. The Company paid a one-time bonus of $2.1 million in the quarter ended December 31, 2002 tied to the closing of the GECC Senior Credit Facility. Furthermore, the Company met increased performance incentives and incurred additional bonus expense of $3.8 million in the current period versus the prior period. This increase was partially offset by a decrease in bad debt expense of $3.1 million to $3.8 million from $6.9 million for the nine months ended March 31, 2003 and 2002, respectively. The nine months ended March 31, 2002 includes a $4.2 million bad debt charge related to the Kmart bankruptcy, compared to a $0.3 million charge in the comparable 2003 period relating to the FAO Inc. bankruptcy filing. General and administrative expenses as a percentage of net revenues decreased slightly to 8.1% for the months ended March 31, 2003 from 10.0% in the comparable 2002 period.

         Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the nine months ended March 31, 2003 increased approximately $13.4 million, or 27.1%, to $62.8 million from $49.4 million in the comparable 2002 period. The primary reason for the increase in research and development expense was from increased spending by the Company's internal development studios, which include Humongous, Legend, Reflections and Shiny. Much of the increase related to the April 2002 acquisition of Shiny and that studios costs to develop Enter the Matrix on all platforms. During the nine months ended March 31, 2003, the Company's internal development studios incurred expenses of $31.6 million, an increase of $9.7 million or 44.3% from $21.9 million in the comparable 2002 period. In relation to total research and development expenses, the internal costs represented 50.3% of the total research and development costs for the nine months ended March 31, 2003, while internal costs were 44.3% of total research and development costs for the comparable 2002 period. Research and development expenses, as a percentage of net revenues, decreased slightly to 15.5% for the nine months ended March 31, 2003 from 17.1% in the comparable 2002 period.

         Depreciation and amortization for the nine months ended March 31, 2003 increased approximately $2.4 million, or 68.6%, to $5.9 million from $3.5 million in the comparable 2002 period. The increase is due to the depreciation on capital expenditures and projects completed since the prior period. Additionally, the 2003 period includes the intangible amortization related to the April 2002 Shiny Acquisition of $0.6 million.

         Interest expense, net, increased approximately $1.7 million to $9.6 million for the nine months ended March 31, 2003 from $7.9 million in the comparable 2002 period. This increase in the nine months ended March 31, 2003 is due from a higher level of average borrowings in 2003 as compared to the 2002 period attributable to the new medium-term loan with Infogrames SA and the Senior Credit Facility with GECC, offset partially by a repayment of amounts outstanding under the revolving credit facility with BNP Paribas and interest income earned on advances to related parties.

         During the nine months ended March 31, 2003, the Company recorded a provision for income taxes of approximately $0.4 million as compared to a $5.0 million benefit from income taxes in the prior comparable period. The charge in the 2003 period relates to estimated federal and state alternative minimum tax provisions of $1.0 million to be paid by the Company based on the Company's current taxable income. This provision is offset by $0.5 million in federal income tax benefits resulting from loss carryback refund claims filed in the current period with respect to the Company's fiscal 2002 federal income tax return and an amended 2001 federal income tax return. For the nine months ended March 31, 2002, the Company received a tax benefit of $5.0 million based on federal tax law changes enabling the Company to carryback its June 30, 2001 loss and recover taxes paid in 1996. The Company will monitor its tax liability on a quarterly basis and record the estimated tax obligation based on its current year-to-date taxable income. Furthermore, the Company has significant federal net operating loss carryforwards that will expire in fiscal years 2011 through 2022.

TWELVE MONTHS ENDED JUNE 30, 2002 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2001

         Net revenues for the twelve months ended June 30, 2002 increased approximately $127.6 million or 43.8% from $291.4 million to $419.0 million. This increase is attributable to the Company's growth in both the publishing and distribution businesses.

         Total publishing net revenues for the twelve months ended June 30, 2002 increased approximately $102.8 million or 47.3% to $320.2 million from $217.4 million in the comparable 2001 period. This increase is due to the success of major new releases, the continued success of prior releases, and the sales of the former Hasbro Interactive titles for twelve months compared to five months in the 2001 period. Net revenues generated from sales of the ten most successful titles released during the 2002 period, excluding titles under Hasbro Interactive, were approximately $113.6 million, an increase of approximately $48.2 million compared to the top ten releases of 2001 of approximately $65.4 million. Major new releases in 2002 included Stuntman and Splashdown for Playstation2, Never Winter Nights for the PC, Dragon Ball Z: Legacy of Goku for Gameboy Advance and Test Drive 2001 for Playstation2 and Xbox. Comparatively, major new releases in 2001 included Driver Greatest Hits and Driver 2 for PlayStation, Unreal Tournament for Playstation2, Deerhunter 4 for the PC, and Alone in the Dark for the PC. Although titles released in previous years continue to contribute to current year net publishing revenues, the increase in net revenues is offset by the decline in sales of titles released in prior years. Net revenues decreased approximately $38.9 million as a result of the decline in sales of the major new releases in 2001 listed above. The former Hasbro Interactive titles contributed an additional $97.4 million to publishing net revenues in the 2002 period compared to 2001. The former Hasbro Interactive titles, including current year new releases from titles under Hasbro Interactive, are published by the Company in conjunction with Infogrames SA's acquisition of Hasbro Interactive in January 2001. Current year new releases from titles under Hasbro Interactive include Civilization III, Monopoly Tycoon and Rollercoaster Tycoon for the PC, and NASCAR Heat for Xbox. Total distribution net revenues for the twelve months ended June 30, 2002 increased approximately $24.8 million or 33.5% to $98.8 million from $74.0 million in the comparable 2001 period. During the 2002 period, the Company expanded its relationships with third-party vendors resulting in the increase in distribution net revenues.

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

         Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the twelve months ended June 30, 2002, selling and distribution expenses increased approximately $12.1 million, or 16.7%, to $84.6 million from $72.5 million in the comparable 2001 period. The increase in selling and distribution expenses resulted primarily from an increase in variable selling expenses resulting from the increase in sales from the twelve months ended June 30, 2001 to the comparable 2002 period, offset by a more efficient use of marketing and sales staff and distribution efficiencies during the 2002 period. Advertising expenditures increased 61.3% to approximately $34.2 million during the twelve months ended June 30, 2002 as compared to $21.2 million in the comparable 2001 period, due to the increase in new product releases in the current period offset by continued efforts to improve efficiency. Distribution expenses increased 21.4% to approximately $21.0 million during the twelve months ended June 30, 2002 as compared to $17.3 million in the comparable 2001 period due to the increase in net revenues offset by distribution efficiencies such as reduction in express shipments and increased shipments to customer distribution centers as opposed to individual customers stores. The overall efficiencies in selling and distribution expenses created a decrease as a percentage of net revenues to 20.2% for the twelve months ended June 30, 2002 as compared to 24.9% in the comparable 2001 period. A decrease of approximately $4.6 million in selling and distribution expenses resulted from personnel related costs as a result of headcount and salary reductions, as well as reductions in travel expenditures.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the twelve months ended June 30, 2002 decreased approximately $29.9 million, or 44.4%, to $37.4 million from $67.3 million in the comparable 2001 period. General and administrative expenses as a percentage of net revenues decreased to 8.9% for the twelve months ended June 30, 2002 from 23.1% in the comparable 2001 period. This decrease is primarily due to decreased professional fees (legal and other outside consultant fees) and decreased salaries from the consolidation of various functions and the integration of INA and the Company during the 2001 period. Professional fees decreased 44.7% to approximately $4.2 million for the twelve months ended June 30, 2002 as compared to $7.6 million in the comparable 2001 period. Salaries decreased 36.8% to approximately $13.9 million during the twelve months ended June 30, 2002 as compared to $22.0 million in the comparable 2001 period. The Company incurred charges of $20.7 million in the 2001 period related to additional provisions for receivables while the 2002 period includes a $4.2 million charge related to the Kmart bankruptcy. Without these additional provisions, general and administrative expenses would have decreased by approximately $11.2 million or 24.0%, to $35.4 million for the twelve months ended June 30, 2002 compared to $46.6 million for the comparable 2001 period.

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

         Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the twelve months ended June 30, 2002 increased approximately $14.2 million, or 25.1%, to $70.8 million from $56.6 million in the comparable 2001 period due to the Company signing additional arrangements with external developers and achieving more milestones in the development process during the 2002 period. Use of the Company's internal development studios, which include Humongous, Legend, Reflections and Shiny, also increased from approximately $24.8 million for the twelve months ended June 30, 2001 to $29.4 million in the comparable 2002 period. In relation to total research and development expenses, the internal costs represented 42.6% of the total research and development costs for the twelve months ended June 30, 2002, while costs were 39.8% of total research and development costs for the comparable period of 2001. Research and development expenses, as a percentage of net revenues, decreased to 16.9% for the twelve months ended June 30, 2002 from 19.4% in the comparable 2001 period.

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

TWELVE MONTHS ENDED JUNE 30, 2001 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2000

         Net revenues for the twelve months ended June 30, 2001 decreased $14.9 million or 4.9% from $306.3 million to $291.4 million. This decrease is attributable to the Company's decreased emphasis on third-party distribution and its decision to close European operations in conjunction with the purchase of the Company by Infogrames SA. The decrease in distribution revenue was partially offset by an increase in revenue attributable to the addition of sales of the former Hasbro Interactive product which are now published through the Company in conjunction with Infogrames SA's acquisition of Hasbro Interactive in January 2001 and the continued success of products such as Driver 2 and Driver Greatest Hits for Playstation and Unreal Tournament for Playstation2.

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

         Cost of goods sold for the twelve months ended June 30, 2001 decreased approximately $144.5 million or 53.4% to $125.9 million from $270.4 million from the comparable 2000 period. Cost of goods sold as a percentage of net revenues decreased to 43.2% for twelve months ended June 30, 2001, as compared to 88.3% in the comparable 2000 period. The 2000 period included special charges. These special charges of approximately $51.6 million were to reserve substantially all of the international inventory and a portion of domestic inventory which the Company did not expect to resell. Additionally, the decrease in cost of goods sold as a percentage of net revenues for the twelve months ended June 30, 2001 is attributable to the Company's reduced emphasis on third-party distribution. Typically, third-party distribution carries a higher cost of goods as compared to published product.

         Gross profit increased to $165.4 million for the twelve months ended June 30, 2001 from $35.8 million in the comparable 2000 period. This increase is primarily due to increased sales volume and changes in cost of goods sold as described above. Gross profit is primarily impacted by the percentage of sales of PC product as compared to the percentage of sales of console product. Gross profit may also be impacted from time to time by the percentage of foreign sales, and the level of returns and price protection and concessions to retailers and distributors. The Company's margins on sales of PC product are higher than those on console software as a result of significantly lower PC software product costs (for the twelve months ended June 30, 2001 console software consisted of Playstation2, Playstation 1, Dreamcast, Nintendo 64 and Game Boy Color). Gross profit as a percentage of net revenues increased to 56.8% for the twelve months ended June 30, 2001 from 11.7% in the comparable 2000 period. This increase is due to the Company's reorganization efforts to reduce costs, decrease its distribution business and implement better business processes that enabled it to manage both internal and channel inventory more efficiently and effectively. Additionally, gross profit as a percentage of net revenues increased due to royalty income on international sales. In the 2000 period, the Company recorded full European sales offset by the cost of goods sold. As part of its reorganization efforts to reduce costs, the Company only receives royalty income on product sold in Europe offset by minor royalty costs.

         Selling and distribution expenses primarily include shipping expenses, sales and distribution labor expenses, advertising and promotion expenses and distribution facilities costs. During the twelve months ended June 30, 2001, selling and distribution expenses decreased approximately $60.6 million, or 45.5%, to $72.5 million from $133.1 million in the comparable 2000 period. Selling and distribution expenses as a percentage of net revenues for the twelve months ended June 30, 2001 decreased to 24.9% as compared to 43.5% in the comparable 2000 period. For the twelve months ended June 30, 2001, the Company's reorganization efforts of reducing its distribution business have led to significant cost reductions. The Company is also realizing the cost savings of outsourcing its distribution function in this period as compared to the prior period where a portion of the Company's distribution function remained in-house. Additionally, the Company has refocused its marketing efforts to reduce costs.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses in the twelve months ended June 30, 2001 decreased approximately $18.4 million, or 21.5%, to $67.3 million from $85.7 million in the comparable 2000 period. General and administrative expenses as a percentage of net revenues decreased to 23.1% for the twelve months ended June 30, 2001 from 28.0% in the comparable 2000 period. The 2000 period included special charges of approximately $16.6 million related to receivable write-offs, senior management severance packages and other costs incurred as a result of the reorganization of operations due to Infogrames SA acquisition of a controlling interest in the Company. The 2000 period also included a one-time gain from the early extinguishment of debt of approximately $1.9 million. Additionally, the Company has further reduced costs in the 2001 period due to internal consolidation and reorganization efforts. The decrease was offset by approximately $20.7 million of additional provisions for receivables during the current twelve month period.

         Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. Research and development expenses for the twelve months ended June 30, 2001 decreased approximately $15.5 million, or 21.5%, to $56.6 million from $72.1 million in the comparable 2000 period. Research and development expenses, as a percentage of net revenues, decreased to 19.4% for the twelve months ended June 30, 2001 from 23.5% in the comparable 2000 period. The decrease is primarily due to savings from shutting down European operations and the SingleTrac Studio as a part of the Company's reorganization plan. During the 2000 period, the Company incurred research and development expenses from both Europe and SingleTrac as compared to the twelve months ended June 30, 2001. Additionally, this decrease has resulted from more strategic and efficient use of existing internal research and development groups and a reduction in contracts with external developers. Research and development expenses of the Company's internal development studios, Humongous, Legend and Reflections, for the twelve months ended June 30, 2001, decreased $19.9 million or 44.5% to $24.8 million from $44.7 million in the comparable 2000 period.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Cash and cash equivalents were $0.8 million at March 31, 2003 compared to $5.4 million at June 30, 2002. As of March 31, 2003, the Company had a working capital deficit of $91.6 million compared to $51.5 million working capital deficit at June 30, 2002.

         During the nine months ended March 31, 2003, $52.3 million was provided by operating activities generated primarily by net income and the collection of trade receivables. Operating funds, combined with borrowings of $10.7 million from the new GECC Senior Credit Facility, were used to pay-off the $15.0 million balance to BNP Paribas, pay $16.6 million against the Infogrames SA related party credit facilities and to fund capital expenditures of $4.1 million during the period. The Company also advanced Atari Interactive, Inc. $30.5 million under the terms of the GECC Senior Credit Facility in order to support its operations. Atari Interactive, Inc. develops games which the Company distributes in North America and, consequently, the Company is dependent on Atari Interactive, Inc.'s development activities for growth in its publishing revenues.

         The Company's outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of its business and the timing of new product releases. There were no significant changes in the credit terms with customers during the nine month period.

         The Company does not currently have any material commitments with respect to any capital expenditures.

Credit Facilities

         GECC Senior Credit Facility

         On November 12, 2002, (last amended July 11, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC to fund the Company's working capital and general corporate needs, as well as to fund intercompany loans to Paradigm Entertainment Inc. and Atari Interactive, Inc., each a related party. Loans under the Senior Credit Facility are based on a borrowing base comprised of the value of the Company's accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and names certain related entities, such as Atari Interactive, Inc., Paradigm, and the Company's subsidiary, Shiny, as guarantors. The outstanding borrowings as of March 31, 2003, under the Senior Credit Facility were approximately $10.7 million with another $2.3 million of letters of credit outstanding. As of March 31, 2003, accrued interest of approximately $0.1 million was included in accrued liabilities and the Company was in compliance with all financial covenants.

         In conjunction with the Senior Credit Facility, the Company, Infogrames SA and GECC entered into an Intercreditor and Subordination Agreement dated November 12, 2002 ("Subordination Agreement"). The Subordination Agreement makes all Infogrames SA debt and related party debt with the Company subordinate to the Senior Credit Facility. The Subordination Agreement allows repayment of debt and interest to Infogrames SA by the Company under certain financial conditions including, but not limited to, the Senior Credit Facility cash availability and certain financial covenants. Additionally, the Subordination Agreement precludes Infogrames SA from demanding principal repayments of any kind on any of its debt with the Company unless such demand of repayment is in accordance with the scheduled maturity of debt under the medium-term loan or with prior approval from GECC. Furthermore, the Subordination Agreement may have the effect of extending the terms on all Infogrames SA credit facilities and related party debt through the term of the Senior Credit Facility if certain conditions required for the scheduled payments contained in the Subordination Agreement are not met.

         BNP Paribas Credit Facility

         In connection with the September 2000 INA Merger, the Company assumed a $35.0 million revolving credit facility (the "BNP Credit Facility") with BNP Paribas ("BNP"), which was to mature on September 17, 2001 and subsequently extended until November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002, with an amendment reducing the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 31, 2002. The amended facility charged interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. The Company had $15.0 million outstanding under this facility at June 30, 2002 and paid the balance of principal and interest in full on August 30, 2002.

Infogrames SA credit facilities and debt with the Company

         Credit Agreement

         The Company has a revolving credit agreement with Infogrames SA (the "Credit Agreement") which provides for an aggregate commitment of $75.0 million which bears interest at LIBOR plus 2.5%. On September 30, 2002, the maturity date was extended to December 31, 2002 and Infogrames SA agreed that prior to July 1, 2003, it will not demand repayment of any amount outstanding, except under certain conditions and in each case only to the extent that the repayment is permitted under any new credit facility and the amount remaining available from that credit facility is sufficient to fund the Company's working capital needs. Conditions under which Infogrames SA may demand repayment include the disposition of material assets of the Company, the successful completion of additional financings, the receipt of non-budgeted revenues and a significant improvement in the financial condition of the Company. On November 12, 2002, by entering into the Subordination Agreement, Infogrames SA, in effect, extended the Credit Agreement through the term of the Senior Credit Facility. Additionally, the allowable repayments of the Credit Agreement are restricted under the terms of the Subordination Agreement and demand of re-payments cannot be made prior to termination of the Senior Credit Facility or without prior approval of GECC. The outstanding borrowings, as of March 31, 2003, under the Credit Agreement was $44.8 million. As of March 31, 2003, accrued interest and fees were approximately $1.8 million and are included in current amounts due to related parties. The entire outstanding balance of $44.8 million at March 31, 2003 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to April 1, 2004.

         This agreement requires that the Company comply with certain financial covenants and, among other items, restricts capital expenditures. Effective December 31, 2002, Infogrames SA agreed to waiver any default or event of default through April 1, 2004, that may arise by reason of the Company's failure to comply with these covenants.

         Pursuant to two offset agreements dated July 3, 2003 between the Company, Infogrames SA and two subsidiaries of Infogrames SA, the Company will have the ability to offset certain amounts due from Atari Interactive, Inc. and Atari Australia Pty Ltd., against amounts due under the Credit Agreement. At March 31, 2003, the amounts that are subject to offset for Atari Interactive, Inc. are $27.4 million upon the termination of the Senior Credit Facility with GECC and for Atari Australia Pty Ltd., approximately $1.7 million on July 3, 2005 (see Note 13 to the Consolidated Financial Statements for further information on related party transactions).

         Medium-Term Loan

         In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA which matures on June 30, 2004. Interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility will be repaid as follows: $10.0 million three months after the first shipment of the game based on the Matrix Reloaded movie and no later than December 31, 2003; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004. Under the Subordination Agreement, the scheduled payments are restricted by certain financial conditions including, but not limited to, the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the medium-term loan through the term of the Senior Credit Facility. The facility will be prepaid and reduced in aggregate amounts equal to (1) 95% of the net cash proceeds of any sale or disposition of any assets of the Company exceeding $2.5 million, (2) 95% of the cumulative net proceeds from equity issuances by the Company provided that the Company may retain 5% of such proceeds, and (3) 95% of the net proceeds from any new debt issuance by the Company. As of March 31, 2003, the outstanding borrowings under the medium-term loan were approximately $48.3 million, of which

$40.0 million is in current liabilities. Additionally, accrued interest was approximately $1.2 million and is included in current amounts due to related parties.

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

Long-Term Related Party Debt

         0% Notes

         In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to General Atlantic Partners, LLC ("GAP") the GAP 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share and will have a redemption value of $50.0 million at maturity. On December 28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes (renamed the "Infogrames SA 0% subordinate convertible note") as they relate to the Company. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the Infogrames SA 0% subordinate convertible note through the term of the Senior Credit Facility. Interest on the Infogrames SA 0% subordinate convertible note is being accreted at the rate of 7%.

         5% Notes

         In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to California U.S. Holdings, Inc., a wholly-owned subsidiary of Infogrames SA ("CUSH"), 5% subordinated convertible notes ("5% CUSH Notes") in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes are convertible into the Company's common stock at $9.25 per share. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the 5% CUSH Notes through the term of the Senior Credit Facility.

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

         As of March 31, 2003, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products.

         As of March 31, 2003, short and long-term debt obligations, royalty and license advance obligations, future minimum lease obligations under non-cancelable operating leases and restructuring obligations are summarized as follows (in thousands):

                                                CONTRACTUAL OBLIGATIONS
                                                PAYMENTS DUE BY PERIOD

                                         WITHIN 1 YEAR    1-3 YEARS      4-5 YEARS     AFTER 5 YEARS      TOTAL
                                         -------------    ---------      ----------    -------------    --------
Short-term debt (1)................        $  95,451      $      --       $     --       $      --      $ 95,451
Long-term debt.....................               --        124,610             --              --       124,610
Royalty and license advances.......            5,368          1,600             --              --         6,968
Operating lease obligations........            5,200         14,100          2,600           1,200        23,100
Restructuring obligations..........               71             --             --              --            71
                                           ---------      ---------       --------       ---------      --------
Total   ...........................        $ 106,090      $ 140,310       $  2,600       $   1,200      $250,200
                                           =========      =========       ========       =========      ========


     (1) Pursuant to two offset agreements dated July 3, 2003 between the Company, Infogrames SA and two subsidiaries of Infogrames SA, the Company will have the ability to offset certain net receivables against amounts due under the Credit Agreement. At March 31, 2003, the amounts that are subject to offset for Atari Interactive, Inc. are $27.4 million upon the termination of the Senior Credit Facility with GECC and for Atari Australia Pty Ltd., approximately $1.7 million on July 3, 2005 (see Note 13 to the Consolidated Financial Statements for further information on related party transactions).

RECENT PRONOUNCEMENTS

         In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company was required to implement SFAS No. 143 on July 1, 2002. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted the new disclosure requirements of SFAS No. 148.

         In November 2002, FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any Variable Interest Entities as defined in FIN 46. Accordingly, this pronouncement is currently not applicable to the Company.

         In January 2003, the EITF issued No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which requires that certain consideration received by a customer from a vendor are presumed to be a reduction of the price of the vendor's products, and therefore, should be recorded as a reduction of cost of goods sold when recognized in the customer's income statement, unless certain criteria are met. This presumption is overcome if the consideration paid to the customer is directly attributable (offsetting) to incremental and separately identifiable expenses incurred elsewhere in the income statement. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 149, "Derivative Instruments". This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion. In particular, the
Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to the Company.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. Management is currently evaluating the provisions of SFAS No. 150 and will determine the impact, if any, the adoption will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's carrying value of cash, marketable securities, trade accounts receivable, accounts payable, accrued liabilities, royalties payable and its existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

         In recent years, the Company has restructured its foreign operations. As of March 31, 2003, foreign operations represented 0.0% and 3.5% of consolidated net revenues and total assets, respectively. The Company also recorded approximately $6.0 million in operating losses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of the Company's business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company's results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company also pays royalties primarily denominated in euros to Infogrames SA from the sale of Infogrames SA products in North America. The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

Interest Rates

         The Company is exposed to market risk from changes in interest rates on its revolving credit facility, its related party credit facility and the medium-term loan. Outstanding balances under these three facilities (which aggregated approximately $103.8 million at March 31, 2003) bear interest at variable rates based on a margin over LIBOR. Based on the amount outstanding as of March 31, 2003, a 100 basis point change in interest rates would result in an approximate $1.0 million change to the Company's annual interest expense. For fixed rate debt including the Infogrames SA 0% subordinated convertible notes (formerly the GAP 0% Notes) and the 5% subordinated convertible note with a subsidiary of Infogrames SA aggregating approximately $116.3 million at March 31, 2003, interest rate changes effect the fair market value of such debt, but do not impact the Company's earnings.

ITEM 8. INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, and notes thereto, and the Financial Statement Schedule of the Company, are presented on pages F-1 through F-35 hereof as set forth below:

                                                                                                          PAGE
                                                                                                          ----
ATARI, INC. AND SUBSIDIARIES
   Independent Auditors' Report.....................................................................           F-1
   Consolidated Balance Sheets as of June 30, 2002 and March 31, 2003...............................           F-2
   Consolidated Statements of Operations and Comprehensive Loss for the Years
      Ended June 30, 2001 and 2002 and the Nine Months Ended March 31, 2002 (unaudited) and 2003.....          F-3
   Consolidated Statements of Cash Flows for the Years Ended June 30, 2001 and 2002
      and the Nine Months Ended March 31, 2002 (unaudited) and 2003.................................           F-4
   Consolidated Statements of Stockholders' Deficiency for the Years
      Ended June 30, 2001 and 2002 and the Nine Months Ended March 31, 2003..........................          F-6
   Notes to the Consolidated Financial Statements...................................................   F-8 to F-34
FINANCIAL STATEMENT SCHEDULE
   Years Ended June 30, 2001 and 2002 and Nine Months Ended March 31, 2003
   Schedule II--Valuation and Qualifying Accounts...................................................          F-35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, entitled "Election of Directors" and "Executive Officers", to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, entitled "Executive Compensation", to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item is incorporated by reference to the sections, entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions", to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of a date (the "Evaluation Date") within 90 days of the filing of this report on Form 10-K, with the participation of the Company's management, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in the Securities Exchange

Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures are adequate and effective.

Changes in Internal Controls. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

10.5 The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.6 Employment Agreement, dated April 28, 1998, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

10.6a Agreement and Release, dated April 7, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10a to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.6b Letter Agreement, dated June 15, 2000, by and between Harry M. Rubin and the Company is incorporated herein by reference to Exhibit 10.10b to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.*

10.6c Letter Agreement, dated December 21, 2000, by and between Harry Rubin and the Company is incorporated herein by reference to Exhibit 10.6c to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.6d Employment Agreement, dated as of June 1, 2002, by and between Harry Rubin and the Company is incorporated herein by reference to
            Exhibit 10.6d to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.*

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

10.28r Twelfth Amendment to the Credit Agreement, dated as of June 30, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to
            Exhibit 10.28r to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.28s Thirteenth Amendment to the Credit Agreement, dated as of September 30, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to
            Exhibit 10.28s to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.28t Fourteenth Amendment to the Credit Agreement, dated as of December 31, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA.

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

10.50 Interplay Promissory Note, dated as of April 30, 2002, issued by the Company to Interplay Entertainment Corp is incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.51 Europlay Promissory Note, dated as of April 30, 2002, issued by the Company to Europlay 1 LLC is incorporated herein by reference to
            Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.52 Akin Promissory Note, dated as of April 30, 2002, issued by the Company to Akin, Gump, Strauss, Hauer & Feld, L.L.P is incorporated herein by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.53 Letter of Employment, dated as of April 23, 2002, between David Perry and the Company is incorporated herein by reference to
            Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.*

10.54 Letter Agreement, dated as of November 30, 2001, between the Company and BNP Paribas is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 14, 2002.

10.55 Lease Agreement between Prima Development Corp. and the Company dated May 17, 2002 is incorporated herein by reference to Exhibit
            10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.56 Lease Agreement between Parabola Estates Limited and Reflections Interactive Limited dated September 10, 2001 is incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.57 Credit Agreement, dated as of November 12, 2002, among Infogrames, Inc., as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated filed on November 19, 2003.

10.57a First Amendment and Consent to the Credit Agreement, dated as of March 28, 2003, among Infogrames, Inc., as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

10.57b Second Amendment and Consent to the Credit Agreement, dated as of April 15, 2003, among Infogrames, Inc., as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

10.57c Third Amendment and Waiver to the Credit Agreement, dated as of July 11, 2003, among Atari, Inc., as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

10.58 Intercreditor and Subordination Agreement, dated as of November 12, 2002, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., General Electric Capital Corporation and the Credit Parties signatory hereto, is incorporated herein by reference to Exhibit
            10.2 to the Company's Quarterly Report on Form 10-Q filed on February 14, 2003.

10.59       Description of Registrant's Executive Bonus Plan.

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

20.4 Current Report on Form 8-K filed on November 19, 2002 is incorporated herein by reference.

20.5 Current Report on Form 8-K filed on March 27, 2003 is incorporated herein by reference.

20.6 Current Report on Form 8-K filed on May 8, 2003 is incorporated herein by reference.

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

22.5 Proxy Statement on Schedule 14A filed on October 12, 2001 is incorporated herein by reference.

22.6 Proxy Statement on Schedule 14A filed on October 16, 2002 is incorporated herein by reference.

23.1 Consent of Arthur Andersen LLP is incorporated herein by reference to Exhibit 23.1 to the Company's Registration Statement on Form S-8 filed on February 2, 2001.

23.2        Consent of Deloitte & Touche LLP.

24.1        Power of Attorney.

99.1 Certification by the Company's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Company's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(c)      Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the fiscal year ended March 31, 2003 and prior to the date hereof:

 DATE OF REPORT            ITEM REPORTED        FINANCIAL STATEMENTS FILED
 --------------            -------------        --------------------------
November 19, 2002              5(1)                       None.
March 27, 2003                 8(2)                       None.
May 8, 2003                    5(3)                       None

---------------------------

(1) This Current Report was filed to report the completion of the Company's financing transaction with General Electronic Capital Corporation.

(2) This Current Report was filed to report change of the Company's fiscal year-end.

(3) This Current Report was filed to report change of the Company's name and trading symbol.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATARI, INC.

                                        By: /s/ DAVID J. FREMED
                                           -------------------------------------
                                            Name:  David J. Fremed
                                            Title: Chief Financial Officer
                                            Date:  July 15, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             SIGNATURE                                  TITLE(S)                               DATE
             ---------                                  --------                               ----
        /s/ BRUNO BONNELL              Chairman of the Board of Directors and Chief       July 15, 2003
-----------------------------------         Executive Officer (principal executive
           Bruno Bonnell                    officer) and Director


        /s/ DENIS GUYENNOT             Director and President, Chief Operating            July 15, 2003
-----------------------------------         Officer and Secretary
          Denis Guyennot

       /s/ DAVID J. FREMED             Chief Financial Officer (principal financial       July 15, 2003
-----------------------------------         officer and principal accounting officer)
          David J. Fremed

         /s/ JAMES ACKERLY             Director                                           July 15, 2003
-----------------------------------
             James Ackerly

           /s/ JAMES CAPARRO           Director                                           July 15, 2003
-----------------------------------
               James Caparro

      /s/ THOMAS A. HEYMANN            Director                                           July 15, 2003
-----------------------------------
         Thomas A. Heymann

        /s/ ANN E. KRONEN              Director                                           July 15, 2003
-----------------------------------
           Ann E. Kronen

      /s/ THOMAS J. MITCHELL           Director                                           July 15, 2003
-----------------------------------
        Thomas J. Mitchell

       /s/ THOMAS SCHMIDER             Director                                           July 15, 2003
-----------------------------------
          Thomas Schmider

             /s/ DAVID WARD            Director                                           July 15, 2003
-----------------------------------
                 David Ward

* By: /s/ DAVID J. FREMED                                                                 July 15, 2003
-----------------------------------
(David J. Fremed, Attorney-in-Fact)

                                  CERTIFICATION

I, Bruno Bonnell, certify that:

1.       I have reviewed this annual report on Form 10-K of Atari, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         By: /s/ Bruno Bonnell
                                             -----------------------------------
                                             Name: Bruno Bonnell
                                             Title: Chairman of the Board and
                                                       Chief Executive Officer

Date: July 15, 2003

                                  CERTIFICATION

I, David J. Fremed, certify that:

1.       I have reviewed this annual report on Form 10-K of Atari, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         By: /s/ David J. Fremed
                                             -----------------------------------
                                             Name: David J. Fremed
                                             Title: Chief Financial Officer

Date: July 15, 2003

                          ATARI, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Atari, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Atari, Inc. and subsidiaries (the "Company") as of March 31, 2003 and June 30, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the nine months ended March 31, 2003, and for the years ended June 30, 2002 and 2001. Our audits also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atari, Inc. and its subsidiaries as of March 31, 2003 and June 30, 2002, and the consolidated results of their operations and their cash flows for the nine months ended March 31, 2003, and for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



New York, New York
July 11, 2003

                          ATARI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        JUNE 30,    MARCH 31,
                                                                                          2002        2003
                                                                                       ---------   ----------
ASSETS
Current assets:
    Cash and cash equivalents...................................................       $   5,403   $     815
    Receivables, net............................................................          81,200      47,053
    Inventories, net............................................................          45,235      37,827
    Income taxes receivable.....................................................           1,074         395
    Due from related parties....................................................           3,849       2,656
    Prepaid expenses and other current assets...................................           9,303      16,958
                                                                                       ---------   ---------
       Total current assets.....................................................         146,064     105,704
Advances to related party.......................................................              --      32,184
Property and equipment, net.....................................................          16,185      14,727
Goodwill, net of accumulated amortization of $26,116 in both periods............          72,924      70,224
Other intangible assets, net of accumulated amortization of  $619 at
    March 31, 2003..............................................................              --       2,081
Other assets....................................................................           6,690       7,162
                                                                                       ---------   ---------
       Total assets.............................................................       $ 241,863   $ 232,082
                                                                                       =========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable............................................................       $  59,259   $  39,587
    Accrued liabilities.........................................................          35,615      31,872
    Revolving credit facilities.................................................          15,000      10,651
    Short-term promissory notes.................................................           8,833          --
    Current portion of related party medium-term loan...........................              --      40,000
    Related party credit facility...............................................          61,431      44,800
    Royalties payable...........................................................           8,915      13,653
    Income taxes payable........................................................           1,447       1,965
    Short-term deferred income..................................................              --       2,077
    Due to related parties......................................................           7,111      12,747
                                                                                       ---------   ---------
       Total current liabilities................................................         197,611     197,352
Related party debt..............................................................         150,947     124,610
Deferred income.................................................................           3,500       4,131
Other long-term liabilities.....................................................           5,134       2,907
                                                                                       ---------   ---------
       Total liabilities........................................................         357,192     329,000
                                                                                       ---------   ---------

Commitments and contingencies                                                                 --          --

Stockholders' deficiency:
    Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or
       outstanding..............................................................              --          --
    Common stock, $0.01 par value, 300,000 shares authorized, 69,826 and 69,920 shares issued and outstanding at June 30, 2002 and March 31, 2003,
       respectively.............................................................             698         699
    Additional paid-in capital..................................................         485,759     486,053
    Accumulated deficit.........................................................        (604,921)   (586,851)
    Accumulated other comprehensive income......................................           3,135       3,181
                                                                                       ---------   ---------
       Total stockholders' deficiency...........................................        (115,329)    (96,918)
                                                                                       ---------   ---------
       Total liabilities and stockholders' deficiency...........................       $ 241,863   $ 232,082
                                                                                       =========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                          ATARI, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        NINE
                                                              YEARS ENDED           MONTHS ENDED
                                                               JUNE 30,               MARCH 31,
                                                        ---------------------   ---------------------
                                                          2001        2002         2002       2003
                                                        ---------------------   ---------------------
                                                                                (UNAUDITED)
Net revenues.......................................     $ 291,388   $ 419,045   $ 289,442   $ 404,645
Cost of goods sold.................................       125,940     212,380     152,355     203,858
                                                        ---------   ---------   ---------   ---------
    Gross profit...................................       165,448     206,665     137,087     200,787
Selling and distribution expenses..................        72,450      84,628      62,862      72,005
General and administrative expenses................        67,341      37,423      28,924      32,685
In process research and development................            --       7,400          --          --
Research and development...........................        56,617      70,798      49,399      62,797
Restructuring and other charges....................         3,539          --          --          --
Infogrames North America merger costs..............         1,700          --          --          --
(Gain) on sale of line of business.................        (5,501)         --          --          --
Depreciation and amortization......................        20,297       5,454       3,537       5,859
                                                        ---------   ---------   ---------   ---------
    Operating (loss) income........................       (50,995)        962      (7,635)     27,441
Interest expense, net..............................       (13,399)    (11,956)     (7,887)     (9,598)
Other income (expense).............................         1,358      (3,272)        287         632
                                                        ---------   ---------   ---------   ---------
    (Loss) income before (benefit from) provision
       for income taxes............................       (63,036)    (14,266)    (15,235)     18,475
(Benefit from) provision for income taxes..........        (2,368)     (3,336)     (5,014)        405
                                                        ---------   ---------   ---------   ---------
    Net (loss) income..............................     $ (60,668)  $ (10,930)  $ (10,221)  $  18,070
                                                        =========   =========   =========   =========
Basic and diluted net (loss) income per share......     $   (1.07)  $   (0.16)  $   (0.15)  $    0.26
                                                        =========   =========   =========   =========
Basic weighted average shares outstanding..........        56,839      69,722      69,686      69,878
                                                        =========   =========   =========   =========
Diluted weighted average shares outstanding........        56,839      69,722      69,686      70,055
                                                        =========   =========   =========   =========
Net (loss) income..................................     $ (60,668)  $ (10,930)  $ (10,221)  $  18,070
Other comprehensive (loss) income:
    Foreign currency translation adjustments.......         1,382         777         489          46
    Unrealized gain (loss) on securities...........           488         (57)        (57)         --
    Reclassification adjustment for realized gains
    included in net loss...........................            --        (388)       (388)         --
                                                        ---------   ---------   ---------   ---------
       Comprehensive (loss) income.................     $ (58,798)  $ (10,598)  $ (10,177)  $  18,116
                                                        =========   =========   =========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                          ATARI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                             NINE MONTHS
                                                                                  YEARS ENDED                   ENDED
                                                                                    JUNE 30,                   MARCH 31,
                                                                            ----------------------      ----------------------
                                                                              2001          2002          2002          2003
                                                                            ----------------------      ----------------------
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .....................................................     $(60,668)     $(10,930)     $(10,221)     $ 18,070
Adjustments to reconcile net (loss) income to
    net cash (used in) provided by operating activities:
    Depreciation and amortization .....................................       20,297         5,454         3,537         5,859
    Write-down of investments held at cost ............................          299         3,622            --            --
    Recognition of deferred revenue ...................................           --        (1,750)       (1,750)           --
    Write-off of assets in connection with restructuring charges ......        1,560            --            --            --
    Amortization of discount on related party debt ....................        2,870         2,870         2,153         2,153
    Accrued interest on revolving credit facility .....................           47            66            --            77
    Accrued interest on related party debt ............................        3,429         5,520         2,911         5,218
    Accretion of interest on short-term promissory notes ..............           --            66            --            --
    Amortization of deferred financing fees ...........................          956           956           717           959
    Write-off of property and equipment ...............................           --           547            52           363
    In process research and development related to acquisition of
       Shiny Entertainment, Inc. ......................................           --         7,400            --            --
    Gain on sale of  marketable securities ............................           --          (388)           --            --
Changes in operating assets and liabilities:
       Receivables, net ...............................................         (133)      (43,683)       (3,073)       34,162
       Marketable securities ..........................................        3,152            --           108            --
       Inventories, net ...............................................        3,749       (15,830)      (13,191)        7,420
       Due from related parties .......................................       (4,444)          519        (1,691)        1,478
       Due to related parties .........................................       28,599       (10,447)      (10,219)        2,884
       Prepaid expenses and other current assets ......................          949        (1,325)       (2,543)       (7,620)
       Accounts payable ...............................................      (31,329)       20,869         2,420       (19,708)
       Accrued liabilities ............................................       (6,762)        3,810        (4,027)       (3,893)
       Bank overdraft .................................................       (3,355)           --            --            --
       Royalties payable ..............................................       (5,218)       (3,047)       (5,756)        4,735
       Income taxes payable ...........................................           --           962            --           507
       Deferred income ................................................        3,445         1,747         1,940           631
       Income taxes receivable ........................................         (916)        1,307        (3,973)          689
       Other long-term liabilities ....................................         (814)        3,714         1,618          (233)
       Other assets ...................................................       (1,106)        5,759         3,176        (1,450)
                                                                            --------      --------      --------      --------
        Net cash (used in) provided by operating activities ...........      (45,393)      (22,212)      (37,812)       52,301
                                                                            --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ...................................       (6,084)       (8,571)       (6,489)       (4,067)
Proceeds from sale of marketable securities ...........................           --           497            --            --
Advances to related party .............................................           --            --            --       (32,184)
Acquisition of Shiny Entertainment, Inc.,  net of nominal cash acquired           --       (34,010)           --            --
                                                                            --------      --------      --------      --------
        Net cash used in investing activities .........................       (6,084)      (42,084)       (6,489)      (36,251)

                                                                                                                  NINE MONTHS
                                                                                       YEARS ENDED                   ENDED
                                                                                         JUNE 30,                  MARCH 31,
                                                                                 ----------------------    ------------------------
                                                                                    2001         2002        2002           2003
                                                                                 ----------------------    ------------------------
                                                                                                          (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under related party credit facilities, net ............     43,068       52,373       54,000        (16,632)
Borrowings under the related party medium-term loan ...........................         --       39,381           --          8,896
Payments to third parties .....................................................         --       (7,291)          --             --
Repayments under BNP Paribus revolving credit facility ........................         --      (19,888)     (10,000)       (15,000)
Borrowings under General Electric Capital Corporation Senior Credit                     --           --           --         10,651
  Facility, net ...............................................................
Repayments under short-term promissory notes ..................................         --           --           --         (8,833)
Proceeds from exercise of warrants in connection with Infogrames North
  America, Inc.  merger .......................................................         48           --           --             --
Proceeds from exercise of stock options .......................................          6           32           32            116
Proceeds from employee stock purchase plan ....................................         71          204          127            125
                                                                                 ---------    ---------    ---------      ---------
             Net cash provided by (used for) financing activities .............     43,193       64,811       44,159        (20,677)
Effect of exchange rates on cash and cash  equivalents ........................       (427)         136           75             39
                                                                                 ---------    ---------    ---------      ---------
Net (decrease) increase in cash and cash  equivalents .........................     (8,711)         651          (67)        (4,588)
Cash and cash equivalents -- beginning of fiscal year .........................     13,463        4,752        4,752          5,403
                                                                                 ---------    ---------    ---------      ---------
Cash and cash equivalents -- end of fiscal year ...............................  $   4,752    $   5,403    $   4,685      $     815
                                                                                 =========    =========    =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH
OPERATING ACTIVITIES:
Cash paid for interest ........................................................      3,145        2,770        2,344          3,599
Cash paid for taxes ...........................................................         --           --           --            450

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:
Acquisition of Shiny Entertainment, Inc.:
Fair value of assets acquired .................................................         --       50,776           --             --
Less: Short-term promissory notes issued to seller and others .................         --       16,059           --             --
          Assumption of stock options .........................................         --          672           --             --
          Other payments due seller ...........................................         --           31           --             --
          Cash acquired .......................................................         --            4           --             --
                                                                                 ---------    ---------    ---------      ---------
Acquisition, net of cash acquired .............................................         --       34,010           --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
Conversion of revolving credit facility into  shares of the Company's
     common stock by Infogrames Entertainment SA at $6.40 per share ...........    128,570           --           --             --
Issuance of stock in exchange for the assets of Infogrames North America,
    Inc........................................................................        280           --           --             --
Conversion of Infogrames North America, Inc. related party
    balances with Infogrames Entertainment SA .................................     64,907           --           --             --
Sale of treasury stock in lieu of partial royalty payment .....................        600          855          855             --
Assumption of Shiny Entertainment, Inc. employee stock purchase plan ..........         --          672           --             --
Issuance of warrants to external developer as part of agreement ...............         --           --           --             54
Conversion of warrants under cash - less exercise option ......................         --            1           --             --
Common stock issued in lieu of partial royalty payment ........................         --           41           41             --

        The accompanying notes are an integral part of these consolidated financial statements.

                          ATARI, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                   COMMON                 ADDITIONAL                        OTHER
                                                    STOCK      COMMON      PAID-IN       ACCUMULATED    COMPREHENSIVE    TREASURY
                                                   SHARES      STOCK       CAPITAL         DEFICIT          INCOME        SHARES
                                                   ------      -----       -------         -------          ------        ------

BALANCE, JULY 1, 2000 ..........................   20,685      $ 208      $293,284       $ (533,323)    $    933            332
Issuance of shares for Infogrames North America
     merger ....................................   28,000        280            --               --           --             --
Conversion of warrants at $0.05 a share ........      955          9            39               --           --             --
Conversion of related party credit facility at
     $6.40 a share .............................   20,089        200       128,370               --           --             --
Conversion of Infogrames North America
     related party payables ....................       --         --        64,907               --           --             --
Issuance of common stock pursuant to employee
      stock purchase plan ......................       25         --            71               --           --             --
Sales of treasury shares in lieu of partial
      royalty payment ..........................       --         --          (370)              --           --            (97)
Exercise of stock options ......................        5          1             5               --           --             --
Net loss .......................................       --         --            --          (60,668)          --             --
Currency translation adjustment ................       --         --            --               --        1,382             --
Unrealized gain on securities ..................       --         --            --               --          488             --
                                                   ------      -----      --------        ---------      -------           ----

BALANCE, JUNE 30, 2001 .........................   69,759        698       486,306         (593,991)       2,803            235
Issuance of common stock pursuant to
     employee stock purchase plan ..............       30         --           204               --           --             --
Sales of treasury shares in lieu of
     partial royalty payment ...................       --         --        (1,497)              --           --           (235)
Exercise of stock options ......................        5         --            32               --           --             --
Net loss .......................................       --         --            --          (10,930)          --             --
Currency translation adjustment ................       --         --            --               --          777             --
Unrealized loss on securities ..................       --         --            --               --          (57)            --
Reclassification adjustment for realized gains
      included in net loss .....................       --         --            --               --         (388)            --
Assumption of stock options pursuant to
     the acquisition of Shiny Entertainment,
      Inc. .....................................       --         --           672               --           --             --
Conversion  of  warrants under cash-less
      exercise option ..........................       21         --             1               --           --             --
Issuance of common stock in lieu of partial
      royalty payment ..........................       11         --            41               --           --             --
                                                   ------      -----      --------        ---------      -------           ----


                                                    TREASURY
                                                     SHARES
                                                    AT COST           TOTAL
                                                    -------           -----

BALANCE, JULY 1, 2000 ..........................   $  (3,322)       $(242,220)
Issuance of shares for Infogrames North America
     merger ....................................          --              280
Conversion of warrants at $0.05 a share ........          --               48
Conversion of related  party  credit facility
     at $6.40 a share ..........................          --          128,570
Conversion of Infogrames North America related
     party payables ............................          --           64,907
Issuance of common stock pursuant to employee
     stock purchase plan .......................          --               71
Sales of treasury shares in lieu of partial
     royalty payment ...........................         970              600
Exercise of stock options ......................          --                6
Net loss .......................................          --          (60,668)
Currency translation adjustment ................          --            1,382
Unrealized gain on securities ..................          --              488
                                                   ---------        ---------

BALANCE, JUNE 30, 2001 .........................      (2,352)        (106,536)
Issuance of common stock pursuant to employee
     stock purchase plan .......................          --              204
Sales of treasury shares in lieu of partial
     royalty payment ...........................       2,352              855
Exercise of stock options ......................          --               32
Net loss .......................................          --          (10,930)
Currency translation adjustment ................          --              777
Unrealized loss on securities ..................          --              (57)
Reclassification adjustment for realized gains
     included in net loss ......................          --             (388)
Assumption of stock options pursuant to the
     acquisition of Shiny Entertainment, Inc....          --              672
Conversion of warrants under cash-less
    exercise option ............................          --                1
Issuance of common stock in lieu of partial
    royalty payment ............................          --               41
                                                   ---------        ---------

                                                                                          ACCUMULATED
                                                COMMON           ADDITIONAL                  OTHER                TREASURY
                                                 STOCK   COMMON   PAID-IN   ACCUMULATED  COMPREHENSIVE  TREASURY   SHARES
                                                SHARES    STOCK   CAPITAL     DEFICIT        INCOME      SHARES    AT COST  TOTAL
                                                ------    -----   -------     -------        ------      ------    -------  -----
BALANCE, JUNE 30, 2002........................  69,826    698     485,759    (604,921)      3,135            --        --  (115,329)
Issuance of common stock pursuant to
  employee stock purchase plan................      46     --         125          --          --            --        --       125
Exercise of stock options.....................      48      1         115          --          --            --        --       116
Issuance of warrants to external developer....      --     --          54          --          --            --        --        54
Net income....................................      --     --          --      18,070          --            --        --    18,070
Currency translation adjustment...............      --     --          --          --          46            --        --        46
                                                ------   ----    --------  -----------    -------       -------    ------  ---------
BALANCE, MARCH 31, 2003.......................  69,920   $699    $486,053  $ (586,851)    $ 3,181       $    --    $   --  $(96,918)
                                                ------   ----    --------  -----------    -------       -------    ------  ---------

   The accompanying notes are an integral part of these consolidated financial statements.

                          ATARI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Business

         Atari, Inc., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including PC's, Sony PlayStation and PlayStation2, Microsoft's Xbox and Nintendo's GameCube, Gameboy and Gameboy Advance. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations.

         Infogrames Entertainment SA, a French corporation ("Infogrames SA"), owns approximately 88% of the Company through its wholly-owned subsidiary California U.S. Holdings, Inc. ("CUSH"). Although Infogrames SA ceased funding of the Company's operations since the completion of the Senior Credit Facility (as defined below), there remains outstanding balances under a credit facility and other debt agreements payable to Infogrames SA by the Company.

         On November 12, 2002, (last amended July 11, 2003), the Company obtained a 30-month $50.0 million secured revolving credit facility ("Senior Credit Facility") with General Electric Capital Corporation ("GECC") which is used to fund the Company's working capital and general corporate needs and to provide funding to related entities which are wholly-owned by Infogrames SA (Note 13).

         In May 2003, the Company changed its name to Atari, Inc. and changed its trading symbol on the NASDAQ National Market to "ATAR". (The Company obtained rights to use the Atari name through a license from Infogrames SA and Infogrames SA gained control as part of the acquisition of Hasbro Interactive.) The Company believes that the Atari brand, which is largely credited with launching the video game industry, continues to carry a level of respect, recognition and legacy for innovation that will enhance the Company's reputation and improve consumer recognition of its products. As of May 2003, all of the Company's products will be published, distributed and marketed under the Atari brand.

    Basis of Presentation

         Effective October 2, 2000, the Company merged with Infogrames North America, Inc. ("INA"), a wholly-owned subsidiary of its majority shareholder Infogrames SA, (the "INA Merger"). The merger was accounted for on an "as if pooled" basis. Since December 16, 1999, the Company and INA have been under the common control of Infogrames SA.

   Change in Fiscal Year-end

         Effective March 28, 2003, the Company changed its fiscal year-end from June 30 to March 31. Accordingly, the fiscal period ended March 31, 2003, represents nine months of operations.

    Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

    Revenue Recognition

         Revenue is recognized when title and risk of loss transfers to the customer, provided that collection of the resulting receivable is deemed probable by management.

         The Company is not contractually obligated to accept returns except for defective product. However, the Company may permit its customers to return or exchange product and provides allowances for estimated returns, price concessions, or other allowances on a negotiated basis. The Company estimates such returns and allowances based upon management's evaluation of historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. Such estimates are deducted from gross sales and provided for at the time revenue is recognized.

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

   Income Taxes

         The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.

   Goodwill and Other Intangible Assets

         On June 30, 2001, the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 eliminates goodwill amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company's intent to do so. Intangible assets with finite lives are amortized over their useful lives. The Company adopted SFAS No. 142 effective July 1, 2001. Such adoption did not result in an impairment of goodwill, based on an assessment of fair value performed by an independent appraisal company. As of March 31, 2003, the Company has performed its annual fair-value based assessment which did not result in any impairment of goodwill and intangibles. However, future changes in the facts and circumstances relating to the Company's goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

         Had the Company accounted for its goodwill in accordance with the provisions of SFAS No. 142 for all periods presented, the Company's net (loss) income and (loss) income per share would have been as follows (in thousands):

                                                                               NINE MONTHS
                                                    YEARS ENDED                 YEAR ENDED
                                                      JUNE 30,                   MARCH 31,
                                                2001          2002         2002          2003
                                                ----          ----         ----          ----
                                                                        (unaudited)
Net (loss) income.......................      $(60,668)     $(10,930)     $(10,221)    $ 18,070
Add: Goodwill amortization, net of tax..        11,597            --            --           --
                                              --------      --------      --------     --------
Pro forma net (loss) income.............      $(49,071)     $(10,930)     $(10,221)    $ 18,070
                                              ========      ========      ========     ========

Basic and diluted net (loss) income per
   share as reported....................      $  (1.07)     $  (0.16)     $  (0.15)    $   0.26
Add: Goodwill amortization, net of tax..          0.20            --            --           --
                                              --------      --------      --------     --------
Pro forma basic and diluted net (loss)
    income per share....................      $  (0.87)     $  (0.16)     $  (0.15)    $   0.26
                                              ========      ========      ========     ========

   Other intangible assets approximate $2.1 million, net of accumulated amortization of $0.6 million at March 31, 2003. The Company did not have additional other intangible assets as of June 30, 2002.

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

         The carrying values and fair values of the Company's long-term debt at March 31, 2003 are as follows (in thousands):

                                                                  Carrying Value       Fair Value
Infogrames SA 0% subordinated convertible notes, due
    December 16, 2004.........................................      $    44,997        $ 42,500
5% subordinated convertible note with CUSH, due
    December 16, 2004.........................................      $    71,356        $ 66,100

   The fair values were based on interest rates currently available to companies with debt of similar investment grade.

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

    Licenses

         Payments made to third parties for licensing intellectual property are capitalized and amortized over projected unit sales. Management evaluates the carrying value of these capitalized licenses and records any impairment in value, if any, as research and development expense.

    Advertising Expenses

         Advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003 amounted to approximately $21.2 million, $34.2 million, $29.8 million and $44.9 million, respectively.

    Foreign Currency

         Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Cumulative translation adjustments have been reported as a component of accumulated comprehensive income (loss).

    Foreign Exchange Gains (Losses)

         Foreign exchange gains or losses arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003 foreign exchange gains (losses) were nominal.

    Shipping, Handling and Warehousing Costs

         Shipping, handling and warehousing costs incurred to move product to the customer are charged to selling and distribution expense. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, these charges were approximately $14.4 million, $17.7 million, $15.8 million and $13.2 million, respectively.

    Reclassifications

         Certain reclassifications have been made to the prior period's consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on previously reported results of operations.

    Net (Loss) Income Per Share

         Basic (loss) income per share is computed by dividing net loss or income by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The convertible debt, warrants and all shares issuable under stock-based compensation plans would be anti-dilutive and, therefore, have not been considered in the diluted (loss) income per share calculation for the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited). For the nine months ended March 31, 2003, only the convertible debt and warrants would be anti-dilutive and, therefore, have not been considered in the diluted (loss) income per share calculation.

         The following is an analysis of the difference between the shares used in basic and diluted net (loss) income per share:

                                                                                                 NINE MONTHS
                                                                         YEARS ENDED                ENDED
                                                                           JUNE 30,               MARCH 31,
                                                                      2001        2002         2002        2003
                                                                      ----        ----         ----        ----
                                                                                           (UNAUDITED)
Net (loss) income used to compute basic and
   diluted earnings per share .................................     $(60,668)   $(10,930)     $(10,221)  $ 18,070
                                                                    ========    ========      ========   ========
Basic weighted average shares outstanding .....................       56,839      69,722        69,686     69,878
Dilutive effect of stock options ..............................            -           -             -        177
                                                                    --------    --------      --------   --------
Diluted weighted average shares outstanding ...................       56,839      69,722        69,686     70,055
                                                                    ========    ========      ========   ========

    The number of anti-dilutive shares that were excluded from the diluted earnings per share calculation for the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003 were approximately 9.6 million, 10.2 million, 10.3 million and 10.2 million, respectively.

Stock-Based Compensation

         The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Any equity instruments issued to other than employees for acquiring goods and services are accounted for using the fair value at the date of grant.

         At March 31, 2003, the Company had three stock option plans, which are described more fully in Note 12. No compensation cost is reflected in net (loss) income, as all options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net (loss) income and
(loss) income per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

                                                                                             NINE MONTHS
                                                                YEARS ENDED                     ENDED
                                                                  JUNE 30,                    MARCH 31,
                                                            2001          2002            2002          2003
                                                            ----          ----            ----          ----
                                                                                       (UNAUDITED)
Net (loss) income
  As reported ......................................     $  (60,668)   $  (10,930)     $  (10,221)   $   18,070
  Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects ............................          3,770         6,002           4,460         4,198
                                                         ----------    ----------      ----------    ----------
  Pro forma net (loss) income ......................     $  (64,438)   $  (16,932)     $  (14,681)   $   13,872
                                                         ==========    ==========      ==========    ==========

Basic and diluted net (loss) income per share
  As reported ......................................     $    (1.07)   $    (0.16)     $    (0.15)   $     0.26
  Pro forma basic and diluted net (loss) income
    per share ......................................     $    (1.13)   $    (0.24)     $    (0.21)   $     0.20

         The fair market value of options granted under the stock option plans during the years ended June 2001 and 2002 and the nine months ended March 31, 2002 and 2003 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

                                                                          NINE MONTHS
                                                  YEARS ENDED                ENDED
                                                   JUNE 30,                MARCH 31,
                                               2001        2002         2002       2003
                                               ----        ----         ----       ----
                                                                    (UNAUDITED)
Dividend yield ............................         0%          0%           0%         0%
Anticipated volatility ....................        89%         95%          95%       116%
Weighted average risk-free interest rate...      5.63%       4.51%        4.51%      2.60%
Expected lives ............................   4 years     4 years      4 years    4 years

    Unaudited Consolidated Financial Statements

         The unaudited consolidated financial statements and related notes for the nine months ended March 31, 2002 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. These financial statements are presented for comparative purposes.

Recent Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company was required to implement SFAS No. 143 on July 1, 2002. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective for the Company in 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of operations of the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted the new disclosure requirements of SFAS No. 148, which are included above under Stock-Based Compensation.

         In November 2002, FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.

It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any Variable Interest Entities as defined in FIN 46. Accordingly, this pronouncement is currently not applicable to the Company.

         In January 2003, the EITF issued No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which requires that certain consideration received by a customer from a vendor are presumed to be a reduction of the price of the vendor's products, and therefore, should be recorded as a reduction of cost of goods sold when recognized in the customer's income statement, unless certain criteria are met. This presumption is overcome if the consideration paid to the customer is directly attributable (offsetting) to incremental and separately identifiable expenses incurred elsewhere in the income statement. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 149, "Derivative Instruments". This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion. In particular, the
Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to the Company.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. Management is currently evaluating the provisions of SFAS No. 150 and will determine the impact, if any, the adoption will have on our financial statements.

    NASDAQ Letter

         The Company received a notice from NASDAQ dated October 17, 2002, stating that the Company's common stock had not maintained a minimum bid price per share of $3.00 for 30 consecutive trading days, as required to maintain listing on the NASDAQ National Market. If the bid price for the Company's common stock closes at $3.00 or more per share for 10 consecutive trading days at any time before January 15, 2003, the common stock may continue to be listed on the NASDAQ National Market. The Company was unable to maintain such listing and, prior to January 15, 2003, applied for listing on the NASDAQ SmallCap Market.
In March 2003, the Company was notified by NASDAQ that it is in full compliance with NASDAQ's recently amended listing requirements and as such, the Company's status on the NASDAQ National Market has remained unchanged.

NOTE 2 - ACQUISITION OF SHINY ENTERTAINMENT, INC.

         On April 30, 2002, the Company acquired all of the outstanding shares of common stock of Shiny Entertainment, Inc. ("Shiny"), a videogame development studio (the "Shiny Acquisition"). Total consideration, including acquisition costs and assumption of employee stock options to purchase shares of common stock of Shiny was approximately $50.8 million. The Shiny Acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, in process research and development, other intangible assets and goodwill. Accordingly, $7.4 million of in process research and development was expensed in the year ended June 30, 2002. Furthermore, $2.7 million of the purchase price was allocated to other intangible assets and the balance was allocated to net liabilities and goodwill. Other intangible assets are being amortized over four years.

         The purchase price paid by the Company for the shares of Shiny consisted of (i) $31.0 million in cash at closing, (ii) the issuance of short-term promissory notes for an aggregate principal face amount of $16.2 million payable by the Company in installments through July 31, 2002, (iii) $2.0 million paid to third-party licensors, (iv) assumption of employee stock options granted to purchase shares of Shiny valued at $0.7 million and (v) approximately $0.9 million in professional and legal costs. The Company financed the purchase with borrowings from Infogrames SA, under a medium-term loan, which guaranteed repayments of the short-term promissory notes. Repayment of the medium-term loan will be due in installments commencing no later than December 31, 2003 and ending by June 30, 2004, subject to restrictions under the GECC Senior Credit Facility (Note 15).

                    UNAUDITED PRO FORMA RESULTS OF OPERATIONS

         The following unaudited consolidated pro forma results of operations of the Company for the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 give effect to the Shiny acquisition as if it had occurred on July 1, 2000. (in thousands, except per share data)

                                                                                  NINE MONTHS
                                                            YEARS ENDED              ENDED
                                                             JUNE 30,              MARCH 31,
                                                      ------------------------    -----------
                                                        2001           2002          2002
                                                      ------------------------    -----------
Net revenues ....................................     $ 297,954    $   419,364    $   289,761
Loss before income taxes ........................       (77,306)       (14,615)       (22,162)
Net loss ........................................       (74,938)       (11,279)       (17,148)

Basic and diluted net loss per share ............     $   (1.32)   $     (0.16)   $     (0.25)

In December 2002, Shiny was merged up into the Company and now exists as a division of the Company.

NOTE 3 - GAIN ON SALE OF LINE OF BUSINESS

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

NOTE 4 - RECEIVABLES

         Receivables consist of the following (in thousands):

                                                                                JUNE 30,     MARCH 31,
                                                                                  2002         2003
                                                                                ---------    ---------
Trade accounts receivable .................................................     $ 131,651    $  87,372
Less: Allowances for bad debts, returns, price protection and other
      customer promotional programs .......................................       (50,451)     (40,319)
                                                                                ---------    ---------
                                                                                $  81,200    $  47,053
                                                                                =========    =========

NOTE 5- INVENTORIES, NET

         Inventories consist of the following (in thousands):

                                                                                JUNE 30,     MARCH 31,
                                                                                  2002         2003
                                                                                --------     ---------
Finished goods.............................................................     $  43,622    $  38,721
Return inventory...........................................................         7,901        2,786
Raw materials..............................................................         1,407        1,223
                                                                                ---------    ---------
                                                                                   52,930       42,730
Less: Obsolescence reserve                                                         (7,695)      (4,903)
                                                                                ---------    ---------
                                                                                $  45,235    $  37,827
                                                                                =========    =========

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of the following (in thousands):

                                                                                JUNE 30,     MARCH 31,
                                                                                  2002         2003
                                                                                ---------    ---------
Licenses short-term........................................................     $   4,471    $   9,016
Royalty receivables........................................................            --        1,550
Prepaid insurance..........................................................           495        1,281
Other deferred financing fees..............................................           956        1,647
Other prepaid expenses and current assets..................................         3,381        3,464
                                                                                ---------    ---------
                                                                                $   9,303    $  16,958
                                                                                =========    =========

NOTE 7 - INVESTMENTS

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

         In 1996, the Company invested approximately $7.1 million in convertible preferred stock of OddWorld Inhabitants, Inc., a privately-held developer of entertainment software ("Oddworld"), which is convertible into 50.0% of the common equity. In the quarter ended June 30, 2002, the Company recorded an impairment charge of approximately $3.6 million (included in other income (expense)) in the investment in Oddworld, decreasing the investment to $3.5 million, representing the difference between the estimated fair market value of the investment and its carrying value. As of March 31, 2003, the Company believes the remaining $3.5 million investment in Oddworld approximates its fair market value. The investment is included in other assets.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following (in thousands):

                                                                                JUNE 30,     MARCH 31,
                                                                                  2002         2003
                                                                                ---------    ---------
Computer equipment ........................................................     $  18,486    $  20,815
Machinery and equipment ...................................................           260          289
Capitalized computer software .............................................        12,322       13,267
Furniture and fixtures ....................................................         5,340        5,227
Leasehold improvements ....................................................         6,307        6,605
                                                                                ---------    ---------
                                                                                   42,715       46,203
Less: accumulated depreciation ............................................       (26,530)     (31,476)
                                                                                ---------    ---------
                                                                                $  16,185    $  14,727
                                                                                =========    =========

         Depreciation expense for the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, amounted to approximately, $8.7 million, $5.5 million, $3.5 million and $5.3 million, respectively.

         During the year ended June 30, 2001 the Company wrote off fixed assets with a net carrying value of approximately $1.6 million. This decision was made in connection with the Company's strategic plan to reorganize and re-focus its business and its desire to exit certain product lines (Note 21).

NOTE 9 - ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                                JUNE 30,     MARCH 31,
                                                                                  2002         2003
                                                                                ---------    ---------
Accrued advertising .......................................................     $   5,829    $   1,769
Accrued professional fees and other services ..............................         2,156        1,696
Accrued salary and related costs ..........................................         7,255        8,944
Accrued freight and processing fees .......................................         3,079        1,207
Accrued third-party development expenses ..................................         1,271        4,826
Accrued distribution services .............................................         9,686        8,134
Restructuring reserve (Note 21) ...........................................           540           71
Other .....................................................................         5,799        5,225
                                                                                ---------    ---------
                                                                                $  35,615    $  31,872
                                                                                =========    =========

NOTE 10 - INCOME TAXES

         The components of the (benefit from) provision for income taxes are as follows (in thousands):

                                                                                        NINE MONTHS
                                                               YEARS ENDED                 ENDED
                                                                 JUNE 30,                MARCH 31,
                                                           2001         2002         2002         2003
                                                          -------      -------      -------      -------
                                                                                  (UNAUDITED)
Federal:
   Current ..........................................     $    (9)     $(5,023)     $(4,998)     $    43
   Deferred .........................................           -            -            -            -
                                                          -------      -------      -------      -------
                                                               (9)      (5,023)      (4,998)          43
                                                          -------      -------      -------      -------

State and local:
   Current ..........................................           -            -            -          463
   Deferred .........................................           -            -            -            -
                                                          -------      -------      -------      -------
                                                                -            -            -          463
                                                          -------      -------      -------      -------
Foreign:
   Current ..........................................      (2,359)         501            -            -
   Deferred..........................................           -        1,186          (16)        (101)
                                                          -------      -------      -------      -------
                                                           (2,359)       1,687          (16)        (101)
                                                          -------      -------      -------      -------

(Benefit from)  provision  for income taxes..........     $(2,368)     $(3,336)     $(5,014)     $   405
                                                          =======      =======      =======      =======

         During the year ended June 30, 2002, the Company received a tax benefit of $5.0 million based on a provision contained in The Job Creation and Worker Assistance Act of 2002, which changed the allowable carryback period for net operating losses from two years to five years. This provision enabled the Company to carryback its June 30, 2001 loss and recover taxes paid in 1996.

         During the nine months ended March 31, 2003, the Company recorded federal and state alternative minimum tax provisions of approximately $1.0 million. This provision is offset by $0.5 million in federal income tax benefits resulting from loss carryback refund claims filed in the current period with respect to the Company's fiscal 2002 federal income tax return and an amended 2001 federal income tax return

         A reconciliation of the income tax (benefit from) provision for computed at the Federal statutory rate to the reported (benefit from) provision for income taxes is as follows (in thousands):

                                                                                        NINE MONTHS
                                                             YEARS ENDED                   ENDED
                                                               JUNE 30,                  MARCH 31,
                                                         2001          2002          2002          2003
                                                       --------      --------      --------      --------
                                                                                  (UNAUDITED)
(Benefit from) provision for income taxes
   computed at Federal statutory rate ............     $(22,063)     $ (4,993)     $ (6,543)     $  6,434
(Benefit) expense from income
   taxes resulting from:
State and local taxes, net of
   Federal tax effect ............................       (2,458)         (556)         (761)          793
Domestic income tax (benefit) expense in
   excess of foreign tax .........................       (1,830)        4,277        (3,068)        2,496
Goodwill amortization ............................        4,530             -             -             -
Other, net .......................................          855           475           492           233
Increase (decrease) to deferred tax asset
   valuation allowance ...........................       18,598        (2,539)        4,866        (9,551)
                                                       --------      --------      --------      --------
(Benefit from) provision for
   income taxes ..................................     $ (2,368)     $ (3,336)     $ (5,014)     $    405
                                                       ========      ========      ========      ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax asset is as follows (in thousands):

                                                               JUNE 30,       MARCH 31,
                                                                 2002           2003
                                                               ---------      ---------
DEFERRED TAX ASSET:
Inventory valuation ......................................     $   3,893      $   2,748
Deferred income ..........................................         3,026          3,026
Tax loss carryforwards ...................................       172,289        161,963
Restructuring reserve ....................................           923            730
AMT carryforward credit ..................................             -            505
Allowances for bad debts, returns, price protection
  and other customer promotional programs ................        10,963         10,397
Depreciation .............................................          (520)        (1,077)
Related party interest to Infogrames SA ..................         4,320          7,361

In process research and development ......................         3,034          2,832
Other ....................................................         2,407          2,299
                                                               ---------      ---------
                                                                 200,335        190,784
Less valuation allowance .................................      (200,335)      (190,784)
                                                               ---------      ---------
Net deferred tax asset ...................................     $       -      $       -
                                                               =========      =========

         As of March 31, 2003, the Company has combined net operating loss carryforwards of approximately $431.7 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2022. The Company experienced an ownership change in 1999 as a result of its acquisition by Infogrames SA. Under
Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $203.3 million are subject to an annual limitation (approximately $7.2 million).

         A full valuation allowance has been recorded against the net deferred tax asset based on historical information that such asset will not be realized, however management will review the asset quarterly to ensure the valuation allowance is proper. As of March 31, 2003, there were no undistributed earnings for the Company's 100% owned foreign subsidiaries.

NOTE 11 - STOCKHOLDERS' DEFICIT

         As of June 30, 2001 and 2002 and March 31, 2003, the Company had warrants, excluding warrants related to the purchase of the Company by Infogrames SA, outstanding to purchase an aggregate of approximately 400,000, 386,000 and 397,172 shares, respectively, of the Company's common stock. These warrants were issued to content-providers at exercise prices (ranging from $0.05 to $100.00) not less than the fair market value at the date of issue.

         On November 6, 2000, approximately 97,000 shares of treasury shares were issued to a developer in lieu of cash payment for royalties due.

         On October 19, 2001, approximately 235,000 shares of treasury shares were issued to a developer in lieu of cash payments for royalties due.

         On April 30, 2002, in connection with the acquisition of the shares of Shiny, the Company assumed all of the options granted to purchase shares of common stock of Shiny under Shiny's 1995 Stock Incentive Plan. Such options were converted into options to purchase an aggregate of approximately 240,000 shares of the Company's common stock. Such options are valued at approximately $0.7 million at the acquisition date.

NOTE 12 - STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

         The Company has three stock option plans which began in 1995, 1997 and 2000 (the "Plans"). The Company accounts for these Plans under the provisions of Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

         Generally, under the Plans, options are granted to employees and directors to purchase shares of the Company's common stock at no less than the fair market value at the date of the grant, vest over a period of four or five years and are exercisable for a period of ten years from the grant date.

         An aggregate summary of the status of the Company's Plans and changes during the periods at June 30, 2001 and 2002 and March 31, 2003 are as follows:

                                                       JUNE 30, 2001
                                                       -------------
                                                              WEIGHTED AVERAGE
                                                 SHARES        EXERCISE PRICE
                                             (in thousands)
Outstanding at beginning of
  fiscal year ..........................          2,678          $   33.06
Granted ................................          4,129               5.63
Exercised ..............................             (5)              1.49
Cancelled ..............................           (797)             31.23
                                                  -----          ---------
Outstanding at end of fiscal year ......          6,005          $   14.47
                                                  =====          =========

                                                       JUNE 30, 2002
                                                       -------------
                                                              WEIGHTED AVERAGE
                                                 SHARES        EXERCISE PRICE
                                             (in thousands)
Outstanding at beginning of
  fiscal year ..........................          6,005          $   14.47
Granted ................................          1,400               6.27
Exercised ..............................             (5)              5.03
Cancelled ..............................           (545)             21.64
                                                  -----          ---------
Outstanding at end of fiscal year ......          6,855          $   12.23
                                                  =====          =========

                                                      MARCH 31, 2003
                                                      --------------
                                                              WEIGHTED AVERAGE
                                                 SHARES        EXERCISE PRICE
                                             (in thousands)
Outstanding at beginning of
  the nine months ended ..................        6,855          $   12.23
Granted ..................................           63               2.58
Exercised ................................          (48)              0.34
Cancelled ................................         (520)             16.42
                                                  -----          ---------
Outstanding at end of nine months ended ..        6,350          $   11.88
                                                  =====          =========

The following table summarizes information concerning currently outstanding and exercisable options (shares in thousands):

                                                 Weighted                         Weighted
   Range of         Number      Remaining        Average         Number           Average
Exercise Price   Outstanding      Life       Exercise Price    Exercisable     Exercise Price
--------------   -----------    ---------    --------------    -----------     --------------
$  0.23-  6.25      3,368         7.7           $  5.24           1,959            $  5.20
$   6.30-13.75      1,672         7.9           $  9.16             714            $  9.51
$  14.69-97.50      1,310         4.6           $ 32.40           1,273            $ 32.59
                    -----                                         -----
                    6,350                                         3,946
                    -----                                         -----



         As of March 31, 2003, there were approximately 6,350 options outstanding at prices ranging from $0.23 to $97.50, of which 3,946 options were exercisable at prices ranging from $0.23 to $97.50.


    Employee Stock Purchase Plan

         The Company has an employee stock purchase plan ("ESPP") which provides employees an opportunity to purchase common stock of the Company every six months through payroll deductions. The purchase price of each share was 85% of the lower of the fair market value on the first or last day of each six-month period. Employees were allowed to purchase shares having a value not exceeding 10% of their gross compensation during a six-month period. In January 2003, all shares of Common Stock reserved for issuance under the ESPP were issued and, as a result, the Company terminated the ESPP as provided for under the ESPP documents effective April 2003.

NOTE 13 - RELATED PARTY TRANSACTIONS

Transactions with Infogrames SA

     -   Services rendered for the purchase of Hasbro Interactive

     On January 26, 2001, Infogrames SA and the Company entered into a letter agreement whereby Infogrames SA agreed to pay the Company a total one-time fee of $1.0 million in consideration for the Company's services rendered to Infogrames SA in connection with the purchase of Hasbro Interactive, Inc. and subsidiaries and Games.com, Inc., which was consummated on January 26, 2001.

     -   Purchases and sale of product

     During the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company purchased approximately $0.4 million, $0.3 million, $0.1 million and $0.1 million of product and other various services from Infogrames SA, respectively. Additionally, Infogrames SA had purchased product from the Company representing $0.1 million for the year ended June 30, 2001. No purchases were made by Infogrames SA from the Company for the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited). Nominal amounts were purchased by Infogrames SA during the nine months ended March 31, 2003. Nominal amounts were outstanding at June 30, 2002 and March 31, 2003 which are included in the receivable and payable balances with Infogrames SA.

     -   Management fees charged to the Company

     Infogrames SA charges the Company monthly management fees for various global management and systems support. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, management fees charged to the Company from Infogrames SA totaled approximately $2.8 million, $3.1 million, $2.3 million and $2.3 million, respectively. As of June 30, 2002 and March 31, 2003, $0.8 million remains outstanding at each year-end.

     -   Interest expense and facility fees charged to the Company

     Infogrames SA charges the Company monthly interest and fees for the amount outstanding on the related party credit facilities and their usage. The interest rate is LIBOR plus 2.5% for the related party credit facility. The medium-term note entered into during the year ended June 30, 2002 (Note 15) provides for an interest rate of LIBOR plus 2.75%. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company incurred interest and fees of approximately $3.8 million, $3.5 million, $1.5 million and $3.9 million, respectively. As of June 30, 2002 and March 31, 2003, approximately $2.2 million and $3.0 million was outstanding, respectively. Payment of interest is restricted under the terms of the Senior Credit Facility with GECC.

     -   Interest expense on notes payable charged to the Company

     Infogrames SA charges the Company monthly interest for the amount outstanding on its long term related party 5.0% subordinated convertible note. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company incurred interest of approximately $3.2 million, $3.3 million, $2.5 million and $2.6 million, respectively. Furthermore, on December 28, 2001, Infogrames SA assumed from General Atlantic Partners, LLC ("GAP") the $50.0 million principal amount of non-interest bearing subordinated convertible notes (the "GAP 0% Notes") in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes as they relate to the Company. Interest on these notes is being accreted at the rate of 7% and will have a redemption value of $50.0 million at maturity. During the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company recorded approximately $1.4 million, $0.7 million and $2.2 million, respectively, of interest expense related to these notes for the period that they were owned by Infogrames SA (Note 15). Payment of interest is restricted under the terms of the Senior Credit Facility with GECC.

     -   Royalty agreement

     The Company and Infogrames SA entered into a distribution agreement, which provides for the distribution by the Company of Infogrames SA's (or any of its subsidiaries) products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA either 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. The Company records this charge as royalty expense. For the nine months ended March 31, 2003, the Company recorded approximately $4.1 million of royalty expense, of which approximately $1.4 million is outstanding at March 31, 2003. The agreement also includes distribution rights by Infogrames SA of the Company's products across Europe, pursuant to which Infogrames SA will pay the Company 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. The Company recognizes this amount as royalty income. For the nine months ended March 31, 2003, royalty income earned by the Company based on the agreement amounted to approximately $18.8 million, of which $3.2 million is outstanding at March 31, 2003.

     For the nine months ended March 31, 2002 (unaudited), the Company recorded approximately $3.5 million of royalty expense and $3.2 million of royalty income earned by the Company. For the year ended June 30, 2002, the Company recorded approximately $4.6 million of royalty expense, of which approximately $0.8 million was outstanding at June 30, 2002. Royalty income earned by the Company was approximately $4.7 million of which $1.0 million was outstanding at June 30, 2002. For the year ended June 30, 2001, the Company recorded approximately $4.9 million of royalty expense and approximately $13.7 million of royalty income.

     -   Infogrames SA stock option granted

     On November 7, 2002, Infogrames SA granted stock options of approximately 510,000 shares to the senior management of the Company. All options granted were at fair market value at the date of the grant and have a vesting period of four years. Infogrames SA does not expense stock options granted to employees, therefore, no charge has been recorded in the Company's statement of operations for the nine months ended March 31, 2003.

Transactions with Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc. and Hasbro Interactive, Inc.; "Atari Interactive"), a wholly-owned subsidiary of Infogrames SA

     -   Advances

     The GECC Senior Credit Facility (Note 15) allows the Company to borrow and make advances to Atari Interactive through intercompany loans. At March 31, 2003, loans due from Atari Interactive were $30.5 million. This loan bears interest at prime plus 150 basis points and will be repaid from distribution royalties owed by the Company to Atari Interactive in the ordinary course of operations. Additionally, normal trade activities payable to Atari Interactive are netted against the loan balance outstanding when the invoices become due (generally in 45 days). For the nine months ended March 31, 2003, approximately $0.4 million of interest income was recognized, of which approximately $0.2 million was unpaid and is included in due from related parties at March 31, 2003.

     -   Agreement with Atari Interactive and Infogrames SA

     On July 3, 2003, the Company entered into an offset agreement with Atari Interactive and Infogrames SA. The agreement provides that on the date of termination of the Senior Credit Facility with GECC (Note 15), the Company may offset any amount outstanding from Atari Interactive for advances, loans and current accounts receivable against amounts due under the Credit Agreement with Infogrames SA. As of March 31, 2003, the Company has approximately $27.4 million net outstanding from Atari Interactive.

     -   Sale-Leaseback

     In July 2002, the Company negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, the Company guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. The Company also received indemnification from Infogrames SA from any costs, if any, that may be incurred by the Company as a result of the full guaranty. Simultaneously with the closing of this transaction, the Company entered a sub-lease agreement with Atari Interactive through June 30, 2007. The rented space serves as the principal executive and administrative offices of the Company's Beverly Studio located in Beverly, Massachusetts. For the nine months ended March 31, 2003, $0.4 million was included in rent expense, of which $0.1 million was unpaid at March 31, 2003.

     The Company received a $1.3 million payment for its efforts in connection with this transaction. Approximately $0.6 million, an amount equivalent to a third-party brokers commission, was recognized during the nine months ended March 31, 2003 as other income. The remaining balance of approximately $0.7 million was deferred and is being recognized over the life of the sub-lease.

     -   Purchases of product

     During the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, no purchases of product were made between the Company and Atari Interactive. During the year ended June 30, 2001, the Company purchased approximately $9.5 million of product from Atari Interactive, representing approximately 9.2% of total purchases by the Company for the year. This purchase of product was paid before June 30, 2002.

     -   Royalty agreement

     The Company has a distribution arrangement with Atari Interactive. The Company must pay a royalty of either 30.0% of its gross profit or 130.0% of the royalty rate due to the developer, whichever is greater, for all Atari Interactive products distributed by the Company. In the fourth quarter of 2002, the Company and Atari Interactive agreed to adjust the base sales upon which the royalty is calculated. Accordingly, the Company reduced accrued and unpaid royalties due to Atari Interactive by approximately $2.0 million. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company incurred royalty expense of approximately $9.9 million, $38.4 million, $32.7 million and $24.3 million related to the distribution of Atari Interactive products. At June 30, 2002 and March 31, 2003, $4.4 million and $4.6 million, respectively, remained outstanding.

     -   Management fees charged and other support

     The Company charges management fees to Atari Interactive primarily for legal, financial, information systems and human resource management. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company recorded management fee revenues of approximately $1.3 million, $3.0 million, $2.3 million and $2.3 million, respectively. Additionally, the Company has incurred costs and spent cash on behalf of Atari Interactive in efforts to help in its transition and on-going operations. Including the management fee revenue, the Company has approximately $1.0 million and $0.7 million outstanding as of June 30, 2002 and March 31, 2003, respectively.

     -   Settlement of customer returns, price concessions and other allowances

     Customers of Atari Interactive, who are current customers of the Company, reduced payments of receivables on current invoices of the Company for returns, price concessions and other allowances. These deductions related to pre-acquisition sales of Atari Interactive. Accordingly, the Company, Infogrames SA and Atari Interactive agreed to a settlement reimbursing the Company an aggregate of approximately $6.7 million for these deductions for the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited). No amounts were outstanding for these items at March 31, 2003.

     -   Milestone payments advanced

     During the year ended June 30, 2002, the Company advanced, on behalf of Atari Interactive, approximately $1.4 million to third-party developers for the development of two properties owned by Atari Interactive. At June 30, 2002, the entire amount is included in due from related parties.

     For the nine months ended March 31, 2003, the Company advanced, on behalf of Atari Interactive, approximately $0.5 million to a related party developer for development costs on a property which is managed by Atari Interactive. As of March 31, 2003, the amount remains outstanding and is included in due from related parties.

     For the year ended June 30, 2001 and the nine months ended March 31, 2002 (unaudited), no such advances were made by the Company.

     -  Warrants issued in relation to Atari Interactive

     On November 18, 2002, 24,999 warrants of the Company stock were issued to a third-party developer to enhance a development agreement between the developer and Atari Interactive. Atari Interactive will reimburse the Company for expenses incurred related to the issuance of these warrants. The warrants were valued using the Black-Scholes model for approximately $0.1 million which remains outstanding at March 31, 2003 and included in due from related parties.

Transactions with Atari Australia Pty Limited ("Atari Australia") a wholly-owned subsidiary of Infogrames SA

     -   Management fees charged to Atari Australia

     Effective August 25, 2000, the Company charges Atari Australia yearly management fees primarily for the management and maintenance of information systems. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company recognized management fee revenue of approximately $0.4 million, $0.3 million, $0.3 million and $0.2 million, respectively. As of June 30, 2002 and March 31, 2003, $0.3 million and $0.1 million, respectively, were outstanding and included in due from related parties.

     -   Distribution revenues with Atari Australia

     During the year ended June 30, 2002 and the nine months ended March 31, 2003, the Company's Australian operations used the distribution facilities of Atari Australia who distributed product on behalf of the Company. The Company recorded distribution revenue of approximately $5.5 million and $4.2 million and related distribution costs of approximately $4.4 million and $3.7 million for the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited). For the nine months ended March 31, 2003, the activity between the Company's Australian operations and Atari Australia significantly decreased and nominal amounts were recorded as distribution revenue and expense. Furthermore, Atari Australia has provided operational support to the Company's Australian operations. As a result of the transactions discussed above, approximately $1.7 million, excluding management fees, are owed to the Company at June 30, 2002 and March 31, 2003.

     On July 3, 2003, the Company, Atari Australia and Infogrames SA entered into an offset agreement, the effect of which provides the Company with the ability to offset approximately $1.7 million, or any portion of that amount outstanding, if any, on July 3, 2005, against amounts owed under the Credit Agreement with Infogrames SA.

     -   Purchase of product and other support with Atari Australia

     During the nine months ended March 31, 2003, Atari Australia began to purchase product directly from the Company. For the nine months ended March 31, 2003, the Company recognized revenue of $0.6 million for the sale of product and other support transactions. As of March 31, 2003, approximately $0.3 million remains outstanding and is included in due from related parties.

Transactions with other related parties wholly-owned by Infogrames SA

     -   Transactions with Atari Melbourne House Pty Ltd ("Atari Melbourne
         House")

     Atari Melbourne House, Australia, a wholly-owned subsidiary of Infogrames SA, is a product developer for the Company. Atari Melbourne House provides services such as product development, designing, and testing for the Company which began during the year ended June 30, 2001. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2003, services provided and charged to the Company amounted to approximately
     $0.7 million, $0.3 million and $0.1 million, respectively. For the nine months ended March 31, 2002 (unaudited), services provided and charged to the Company were nominal. The Company had approximately $0.3 million due to Atari Melbourne House as of June 30, 2002 and a nominal balance due as of March 31, 2003.

     -   Transactions with Atari Studio Asia Pty Ltd ("Atari Studio Asia")

     Atari Studio Asia, Australia, a wholly-owned subsidiary of Infogrames SA, is a product developer for the Company. Services such as product development, designing, and testing for the Company began during the nine months ended March 31, 2003. For the nine months ended March 31, 2003, services provided and charged to the Company amounted to approximately $0.7 million. The Company has a nominal balance due as of March 31, 2003.

     -   Transactions with Atari Studio Ltd ("Atari Studio")

     Atari Studio is a wholly-owned subsidiary of Infogrames SA and a product developer for the Company. Services such as product development, designing, and testing for the Company began during the nine months ended March 31, 2003. For the nine months ended March 31, 2003, services provided and charged to the Company amounted to approximately $0.8 million. The Company has a nominal balance due as of March 31, 2003.

     -   Purchases of product by Atari Asia Pacific Pty Ltd ("Atari Asia
         Pacific")

     Atari Asia Pacific, a wholly-owned subsidiary of Infogrames SA, began purchasing product from the Company during the year ended June 30, 2002. For the nine months ended March 31, 2002 (unaudited) and 2003, approximately $0.2 million and $0.1 million, respectively, of product was purchased and a nominal amount was outstanding at March 31, 2003. For the year ended June 30, 2002, approximately $0.5 million of product was purchased and approximately $0.3 million was outstanding at June 30, 2002.

     -   Transactions with Paradigm Entertainment, Inc.

     Paradigm Entertainment, Inc. ("Paradigm"), a wholly-owned subsidiary of Infogrames SA, is a product developer located in the United States. Paradigm performs such services as program development and designing for the Company. For the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, services provided and charged to the Company amounted to approximately $3.9 million, $7.4 million, $5.4 million and $7.1 million, respectively, of which approximately $4.0 million and $3.8 million, respectively, remains outstanding at June 30, 2002 and March 31, 2003. Since July 1, 2001, the Company has advanced funds in payment of certain Paradigm expenses. As of June 30, 2002 and March 31, 2003, $0.3 million and $1.0 million, respectively, of such payments are included in due from related parties. Additionally as of March 31, 2003, $1.5 million of cash was transferred to the Company from Paradigm and is included in due to related parties.

     - Purchases of product and other services from Atari United Kingdom Limited ("Atari UK")

     During the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited), the Company purchased approximately $0.1 million and $0.1 million, respectively, of product from Atari UK, a wholly-owned subsidiary of Infogrames SA. No such purchase of products were made in any prior periods or during the nine months ended March 31, 2003. Additionally, Atari UK has advanced funds and paid certain expenses on behalf of the Company. As of June 30, 2002 and March 31, 2003, the Company owes Atari UK approximately $0.8 million and $1.6 million, respectively, which includes the remaining balance for products purchased.

     -   Sales of product from Atari UK

     During the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company sold product to Atari UK for approximately $0.1 million in each period. As of March 31, 2003, $0.2 million remains outstanding for the sale of product and nominal advances. As of June 30, 2002 no amount was outstanding. No sales of products were made in any prior periods.

     -   Other activities with Infogrames SA subsidiaries

     During the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, the Company entered into various nominal transactions with certain other Infogrames SA subsidiaries located in North America, Europe, Asia, and South America. For the nine months ended March 31, 2002 (unaudited) and 2003, the aggregate amount recorded as revenue related to these transactions amounted to approximately $0.1 million and $0.2 million, respectively. As of March 31, 2003, approximately $0.4 million is owed to the Company for these transactions. Additionally, the Company recorded aggregate charges during the nine months ended March 31, 2002 (unaudited) and 2003 of approximately $0.1 million and $0.6 million, respectively, of which $0.2 million was unpaid as of March 31, 2003.

     The aggregate amount recorded as revenue for the year ended June 30, 2002 related to the transactions from these Infogrames SA subsidiaries amounted to approximately $0.2 million of which $0.1 million was outstanding as of June 30, 2002. Additionally, the Company recorded aggregate charges during the year ended June 30, 2002 of approximately $0.1 million which is outstanding as of June 30, 2002. During the year ended June 30, 2001, nominal amounts were recorded as revenue and charges related to transactions from these Infogrames SA subsidiaries.

TRANSACTIONS WITH CURRENT AND FORMER OFFICERS

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

Humongous Loan

         The Company extended a demand promissory note to the former President of Humongous Entertainment, a division of the Company. The note bears interest at a rate of 8.75% per annum and is secured by security interest in all shares of common stock of the Company owned beneficially by such individual. The balance outstanding, including interest, at March 31, 2000 was approximately $2.5 million. During June 2000, the Company exchanged the shares owned by the former President and reduced the amount outstanding to approximately $1.5 million. As part of the exchange, the Company negotiated a repayment schedule for this outstanding loan which provided for a first installment of approximately $37,000 to be paid on July 1, 2001. During the year ended June 30, 2001, the Company recorded a reserve against this loan of approximately $0.7 million. Payment of the loan was not received and the Company pursued collection of the outstanding loan by exploring various legal remedies which it had available. After further negotiations during the year ended June 30, 2002, the amount outstanding was reduced to $0.8 million with the remaining balance forgiven by the Company, resulting in a nominal charge to operations. Payments were received during February and April of 2002 for a total of $0.8 million. As of June 30, 2002 and March 31, 2003, there was no balance due the Company in connection with this loan.

NOTE 14 - LEASES

         The Company accounts for its leases as operating leases, with expiration dates ranging from 2004 through 2012. Future minimum annual rental payments under the leases, including the related party sub-lease with Atari Interactive, are as follows for the fiscal years then ended (in thousands):

2004.................................  $  5,200
2005.................................     4,900
2006.................................     5,200
2007.................................     4,000
2008.................................     1,900
Thereafter...........................     1,900
                                       --------
                                       $ 23,100
                                       ========

         Total rent expense charged to operations for the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, amounted to approximately $5.7 million, $4.5 million, $3.7 million and $4.2 million, respectively.

NOTE 15 - DEBT

Credit Facilities

         GECC Senior Credit Facility

         On November 12, 2002, (last amended July 11, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC, to fund the Company's working capital and general corporate needs, as well as to fund intercompany loans to Paradigm and Atari Interactive, each a related party (Note
13). Loans under the Senior Credit Facility are based on a borrowing base comprised of the value of the Company's accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and names certain related entities, such as Atari Interactive, Paradigm, and the Company's subsidiary, Shiny, as guarantors. The outstanding borrowings as of March 31, 2003, under the Senior Credit Facility were approximately $10.7 million with another $2.3 million of letters of credit outstanding. As of March 31, 2003, accrued interest of approximately $0.1 million was included in accrued liabilities and the Company was in compliance with all financial covenants.

         In conjunction with the Senior Credit Facility, the Company, Infogrames SA and GECC entered into an Intercreditor and Subordination Agreement dated November 12, 2002 ("Subordination Agreement"). The Subordination Agreement makes all Infogrames SA debt and related party debt with the Company subordinate to the Senior Credit Facility. The Subordination Agreement allows repayment of debt and interest to Infogrames SA by the Company under certain financial conditions including, but not limited to, the Senior Credit Facility cash availability and certain financial covenants. Additionally, the Subordination Agreement precludes Infogrames SA from demanding principal repayments of any kind on any of its debt with the Company unless such demand of repayment is in accordance with the scheduled maturity of debt under the medium-term loan or with prior approval from GECC. Furthermore, the Subordination Agreement may have the effect of extending the terms on all Infogrames SA credit facilities and related party debt through the term of the Senior Credit Facility if certain conditions required for the scheduled payments contained in the Subordination Agreement are not met.

         BNP Paribas Credit Facility

         In connection with the September 2000 INA Merger, the Company assumed a $35.0 million revolving credit facility (the "BNP Credit Facility") with BNP Paribas ("BNP"), which was to mature on September 17, 2001 and subsequently extended until November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002, with an amendment reducing the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 31, 2002. The amended facility charged interest at a rate equal to the lender's cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. The Company had $15.0 million outstanding under this facility at June 30, 2002 and paid the balance of principal and interest in full on August 30, 2002.

Infogrames SA credit facilities and debt with the Company

         Credit Agreement

         Company has a revolving credit agreement with Infogrames SA (the "Credit Agreement") which provides for an aggregate commitment of $75.0 million which bears interest at LIBOR plus 2.5%. On September 30, 2002, the maturity date was extended to December 31, 2002 and Infogrames SA agreed that prior to July 1, 2003, it will not demand repayment of any amount outstanding, except under certain conditions and, in each case, only to the extent that the repayment is permitted under any new credit facility and the amount remaining available from that credit facility is sufficient to fund the Company's working capital needs. Conditions under which Infogrames SA may demand repayment include the disposition of material assets of the Company, the successful completion of additional financings, the receipt of non-budgeted revenues and a significant improvement in the financial condition of the Company. On November 12, 2002, by entering into the Subordination Agreement, Infogrames SA, in effect, extended the Credit Agreement through the term of the Senior Credit Facility. Additionally, the allowable repayments of the Credit Agreement are restricted under the terms of the Subordination Agreement and demand of re-payments cannot be made prior to termination of the Senior Credit Facility or without prior approval of GECC. The outstanding borrowings, as of March 31, 2003, under the Credit Agreement was $44.8 million. As of March 31, 2003, accrued interest and fees were approximately $1.8 million and are included in current amounts due to related parties. The entire outstanding balance of $44.8 million at March 31, 2003 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to April 1, 2004.

         This agreement requires that the Company comply with certain financial covenants and, among other items, restricts capital expenditures. Effective December 31, 2002, Infogrames SA agreed to waiver any default or event of default through April 1, 2004, that may arise by reason of the Company's failure to comply with these covenants.

          Pursuant to two offset agreements dated July 3, 2003 between the Company, Infogrames SA and two subsidiaries of Infogrames SA, the Company will have the ability to offset certain amounts due from Atari Interactive and Atari Australia, against amounts due under the Credit Agreement. At March 31, 2003, the amounts that are subject to offset for Atari Interactive are $27.4 million upon the termination of the Senior Credit Facility with GECC and for Atari Australia, approximately $1.7 million on July 3, 2005 (Note 13). However, the receivable and payable are not netted on the accompanying balance sheet because it does not meet the accounting requirement for offset.

         Medium-Term Loan

         In connection with the Shiny Acquisition (Note 2), the Company obtained a $50.0 million medium-term loan from Infogrames SA which matures on June 30, 2004. Interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility will be repaid as follows: $10.0 million three months after the first shipment of the game based on the Matrix Reloaded movie and no later than December 31, 2003; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004. Under the Subordination Agreement, the scheduled payments are restricted by certain financial conditions including, but not limited to, the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the medium-term loan through the term of the Senior Credit Facility. The facility will be prepaid and reduced in aggregate amounts equal to (1) 95% of the net cash proceeds of any sale or disposition of any assets of the Company exceeding $2.5 million, (2) 95% of the cumulative net proceeds from equity issuances by the Company provided that the Company may retain 5% of such proceeds, and (3) 95% of the net proceeds from any new debt issuance by the Company. As of March 31, 2003, the outstanding borrowings under the medium-term loan were approximately $48.3 million, of which $40.0 million is in current liabilities. Additionally, accrued interest was approximately $1.2 million and is included in current amounts due to related parties.

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

Long-Term Related Party Debt

         0% Notes

         In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to GAP the GAP 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The GAP 0% Notes are convertible into the Company's common stock at $20.00 per share and will have a redemption value of $50.0 million at maturity. On December 28, 2001, Infogrames SA assumed the GAP 0% Notes from GAP in exchange for Infogrames SA shares of common stock. Infogrames SA has not changed any of the terms of the former GAP 0% Notes (renamed the "Infogrames SA 0% subordinate convertible note") as they relate to the Company. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the Infogrames SA 0% subordinate convertible note through the term of the Senior Credit Facility. Interest on the Infogrames SA 0% subordinate convertible note is being accreted at the rate of 7%.

         5% Notes

         In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to CUSH, 5% subordinated convertible notes ("5% CUSH Notes") in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes are convertible into the Company's common stock at $9.25 per share. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and certain financial covenants. The Subordination Agreement also may have the effect of extending the terms on the 5% CUSH Notes through the term of the Senior Credit Facility.

         Long-term related party debt consists of the following at March 31, 2003 (in thousands):

Infogrames SA 0% subordinated convertible notes, due December 16, 2004................................    $     44,977
Infogrames SA medium-term loan, net of $40,000 current portion........................................           8,277
5% subordinated convertible note with CUSH, due December 16, 2004.....................................          71,356
                                                                                                          ------------
                                                                                                          $    124,610
                                                                                                          ============

NOTE 16 - LEGAL PROCEEDINGS

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

Sanders

         On April 19, 2001, a putative class action was commenced by the family of William David Sanders, a teacher murdered on April 2, 1999 in a shooting rampage committed by Eric Harris and Dyland Klebold at the Columbine High School in Jefferson County, Colorado. The action was brought against 25 defendants, including the Company and other corporations in the videogame business, companies that produced or distributed the movie, The Basketball Diaries, and companies that provide allegedly obscene internet content. The complaint alleges, with respect to the Company and other corporations in the videogame business, that Harris and Klebold were influenced by the allegedly violent content of certain videogames and that the videogame manufacturers are liable for Harris' and Klebold's conduct. The complaint seeks a minimum $15,000 for each plaintiff and up to $15.0 million in compensatory damages for certain plaintiffs and $5.0 billion in punitive damages, injunctive relief in the form of a court established "monitoring system" requiring video game companies to comply with rules and standards set by the court for marketing violent games to children. On June 6, 2001 the Company waived service of a summons, and on July 9, 2001 the Company filed a motion to dismiss. Plaintiffs filed papers opposing the Company's motion to dismiss and on September 14, 2001 the Company filed its reply brief. On March 4, 2002 the Court granted our motion to dismiss and on March 29, 2002 denied plaintiffs' motion for reconsideration. On April 5, 2002 plaintiffs filed a notice of appeal to the Court of Appeals for the Tenth Circuit. A stipulation of dismissal was filed on December 9, 2002 and on December 10, 2002 the Court of Appeals for the Tenth Circuit dismissed the appeal.

KBK

         On September 16, 2002, Knight Bridging Korea Co., Ltd. ("KBK"), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. ("Gamesonline"), a subsidiary of Interplay Entertainment Corp., and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize (i.e., right to translate games into the local language of the country where the games are distributed) and to distribute games electronically in Korea, of Neverwinter Nights and certain games which were previously released. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any previously released games of Gamesonline. The complaint alleges the following causes of action against the
Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) as a named defendant, and alleging that Company managed and directed Atari Interactive, Inc. to engage in the foregoing alleged acts. The Company and Atari Interactive, Inc. filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. Discovery is ongoing.

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

NOTE 17 - EMPLOYEE SAVINGS PLAN

         The Company maintains an Employee Savings Plan (the "Plan") which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all United States employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service with matching of 100% of the first 3% and 50% of the next 6% of the employee's contribution provided by the Company. Generally, the Plan's assets in a participant's account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by the Company. Generally, the Company does not provide its employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $0.8 million, $1.3 million, $0.9 million and $1.0 million for the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, respectively.

NOTE 18 - ROYALTY AND LICENSE ADVANCES

         The Company has committed to pay advance payments under certain royalty and license agreements. These obligations are guaranteed and are not dependent on the delivery of the contracted services by the developers. Future advances due under these agreements are as follows for the fiscal years then ended (in thousands):

2004.................................     $ 5,368
2005.................................       1,500
2006.................................         100
2007.................................           -
2008.................................           -
Thereafter...........................           -
                                          -------
                                          $ 6,968
                                          =======

NOTE 19 - CONCENTRATION OF CREDIT RISK

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

         The Company had sales constituting 31%, 37%, 39% and 35% of net revenue to two customers in the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, respectively. Sales to one customer constituted 22%, 26%, 28% and 24% of net revenue during the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, respectively, while sales to a second customer constituted 9%, 11%, 11% and 11% of the net revenue for the same periods, respectively.

         Accounts receivable due from three of the most significant customers of each period aggregated 38% and 31% of accounts receivable at June 30, 2002 and March 31, 2003, respectively.

NOTE 20 - OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

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

         The following summary represents the consolidated net revenues and operating income (loss) by reportable segment for the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003 (in thousands):

                                                         PUBLISHING        DISTRIBUTION          CORPORATE           TOTAL
                                                         ----------        ------------          ---------           -----
Year ended June 30, 2001:
      Net revenues..........................             $   217,357       $     74,031          $      --       $    291,388
      Operating (loss) income...............                 (29,749)            11,860            (33,106)           (50,995)
      Depreciation and amortization.........                 (14,176)            (1,166)            (4,955)           (20,297)
      Interest..............................                  (1,818)                78            (11,659)           (13,399)
Year ended June 30, 2002:
      Net revenues..........................             $   320,204       $     98,841          $      --       $    419,045
      Operating income (loss)...............                  12,781             10,590            (22,409)               962
      Depreciation and amortization.........                  (2,113)              (545)            (2,796)            (5,454)
      Interest..............................                     (58)               103            (12,001)           (11,956)
Nine months March 31, 2002 (unaudited):
      Net revenues..........................             $   211,902       $     77,540          $      --       $    289,442
      Operating income (loss)...............                   1,205              7,699            (16,539)            (7,635)
      Depreciation and amortization.........                  (1,219)              (401)            (1,917)            (3,537)
      Interest..............................                      --                 75             (7,962)            (7,887)
Nine months March 31, 2003:
      Net revenues..........................             $   329,813       $     74,832          $      --        $   404,645
      Operating income (loss)...............                  37,998             14,433            (24,990)            27,441
      Depreciation and amortization.........                  (3,009)              (438)            (2,412)            (5,859)
      Interest..............................                      --                151             (9,749)            (9,598)

         Information about the Company's operations in the United States and other geographic locations for the years ended June 30, 2001 and 2002 and the nine months ended March 31, 2002 (unaudited) and 2003 are presented below (in thousands):

                                                                                                    OTHER
                                                                      UNITED                     GEOGRAPHIC
                                                                      STATES        EUROPE        LOCATIONS         TOTAL
                                                                      ------        ------        ---------         -----
Year ended June 30, 2001:
      Net revenues.....................................             $  284,274     $   1,495      $   5,619       $ 291,388
      Operating loss...................................                (46,639)         (777)        (3,579)        (50,995)
      Capital expenditures.............................                  6,084            --             --           6,084
      Total assets.....................................                137,415         1,959          5,710         145,084
Year ended June 30, 2002:
      Net revenues.....................................             $  413,663     $     606      $   4,776       $ 419,045
      Operating income (loss)..........................                  8,585        (6,267)        (1,356)            962
      Capital expenditures.............................                  7,382         1,189             --           8,571
      Total assets.....................................                236,985         3,138          1,740         241,863
Nine months ended March 31, 2002 (unaudited):
      Net revenues.....................................             $  285,577     $      --      $   3,865       $ 289,442
      Operating (loss) income..........................                 (2,064)       (4,950)          (621)         (7,635)
      Capital expenditures.............................                  5,484         1,005             --           6,489
      Total assets.....................................                159,344         3,100          6,014         168,458
Nine months ended March 31, 2003:
      Net revenues.....................................             $  404,638     $      --      $       7       $ 404,645
      Operating income (loss)..........................                 33,467        (5,461)          (565)         27,441
      Capital expenditures.............................                  3,371           156            540           4,067
      Total assets.....................................                223,960         2,953          5,169         232,082

NOTE 21 - RESTRUCTURING AND OTHER CHARGES

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

         During the year ended June 30, 2002 and nine months ended March 31, 2003, the Company did not record any additional restructuring charges. The activities that occurred during the year were cash payments related to the previous restructuring plans implemented by the Company.

         The following table sets forth adjustments to the restructuring reserve, which is included in accrued liabilities (in thousands):

                                            ADDITIONAL
                              BALANCE      RESTRUCTURING                                                     BALANCE
                              JUNE 30,      AND OTHER                          CASH                          JUNE 30,
                                2000         CHARGES        WRITE-OFFS       PAYMENTS         OTHER            2001
                                ----         -------        ----------       --------         -----            ----
Severance ..............     $    7,417     $    1,857      $       --      $   (6,627)     $       --      $    2,647
Shutdown of European
    operations .........          1,892             --              --              --          (1,892)             --
Shutdown of San Jose
    facilities .........             --          1,294          (1,294)             --              --              --
Shutdown of Humongous
    Publishing .........             --            388            (388)             --              --              --
Transition rent ........            527             --              --              --            (527)             --
                             ----------     ----------      ----------      ----------      ----------      ----------
                             $    9,836     $    3,539      $   (1,682)     $   (6,627)     $   (2,419)     $    2,647
                             ==========     ==========      ==========      ==========      ==========      ==========

                                            ADDITIONAL
                              BALANCE      RESTRUCTURING                                                 BALANCE
                              JUNE 30,       AND OTHER                       CASH                        JUNE 30,
                                2001          CHARGES      WRITE-OFFS      PAYMENTS        OTHER           2002
                                ----          -------      ----------      --------        -----           ----
Severance ..............     $    2,647     $       --     $       --     $   (2,107)    $       --     $      540
                             ----------     ----------     ----------     ----------     ----------     ----------
                             $    2,647     $       --     $       --     $   (2,107)    $       --     $      540
                             ==========     ==========     ==========     ==========     ==========     ==========

                                            ADDITIONAL
                              BALANCE      RESTRUCTURING                                                 BALANCE
                              JUNE 30,       AND OTHER                       CASH                        MARCH 31,
                                2002          CHARGES      WRITE-OFFS      PAYMENTS         OTHER          2003
                                ----          -------      ----------      --------         -----          ----
Severance.................   $      540     $       --     $      --      $     (469)    $       --     $       71
                             ----------     ----------     ---------      ----------     ----------     ----------
                             $      540     $       --     $      --      $     (469)    $       --     $       71
                             ==========     ==========     =========      ==========     ==========     ==========

NOTE 22- QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal year ended June 30, 2001 is as follows (in thousands, except per share amounts):

                                                      SEPTEMBER 30,  DECEMBER 31,     MARCH 31,      JUNE 30,
                                                      -------------  ------------     ---------      --------
Net revenues .....................................     $   37,933     $  121,927     $   67,657     $   63,871
Gross profit .....................................         23,121         75,934         30,697         35,696
Operating (loss) income ..........................        (26,920)        17,832        (18,832)       (23,075)
Net (loss) income ................................        (32,714)        16,475        (21,430)       (22,999)
Basic and diluted net (loss) income per share ....          (1.58)          0.24          (0.31)         (0.33)
Weighted average shares outstanding - basic ......         20,686         68,135         69,734         69,524
Weighted average shares outstanding - diluted ....         20,686         68,691         69,734         69,524

Summarized quarterly financial data for the fiscal year ended June 30, 2002 is as follows (in thousands, except per share amounts):

                                                      SEPTEMBER 30,  DECEMBER 31,   MARCH 31,      JUNE 30,
                                                      -------------  ------------   ---------      --------
Net revenues .....................................     $   78,527    $  160,410    $   50,505     $  129,603
Gross profit .....................................         40,794        81,094        15,199         69,578
Operating income (loss) ..........................          3,393        15,161       (26,189)         8,597
Net income (loss) ................................            552        12,174       (22,947)          (709)
Basic and diluted net income (loss) per share ....           0.01          0.17         (0.33)         (0.01)
Weighted average shares outstanding - basic ......         69,524        69,738        69,799         69,825
Weighted average shares outstanding - diluted ....         70,007        70,008        69,799         69,825

Summarized quarterly financial data for the nine months ended March 31, 2003 is as follows (in thousands, except per share amounts):

                                                      SEPTEMBER 30,  DECEMBER 31,     MARCH 31,
                                                      -------------  ------------     ---------
Net revenues .....................................     $  109,367     $  210,594     $   84,684
Gross profit .....................................         55,472        106,452         38,863
Operating income (loss) ..........................          3,496         33,672         (9,727)
Net income (loss) ................................            731         30,054        (12,715)
Basic and diluted net income (loss) per share ....           0.01           0.43          (0.18)
Weighted average shares outstanding - basic ......         69,826         69,891         69,918
Weighted average shares outstanding - diluted ....         69,952         69,984         69,918

         During the third quarter of the nine months ended March 31, 2003, the Company reduced its royalty payable by approximately $2.0 million as returns, price protection and other customer promotional allowances of certain royalty bearing products were greater than the amounts estimated during the second quarter.

         During the fourth quarter of 2002, based on an agreement to sell pre-petition Kmart receivables at an amount substantially below face value, the Company determined it was required to pay certain royalties only on receivables collected. Accordingly, the Company reduced its royalty accrual at June 30, 2002 by approximately $0.7 million.

         The per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts.

                          ATARI, INC. AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                                                          ADDITIONS     ADDITIONS
                                                             BALANCE      CHARGED TO    CHARGED TO                    BALANCE
                                                            BEGINNING         NET       OPERATING                       END
                   DESCRIPTION                              OF PERIOD      REVENUES      EXPENSES     DEDUCTIONS     OF PERIOD
                   -----------                              -------------------------------------------------------------------
ALLOWANCE FOR BAD DEBTS, RETURNS, PRICE PROTECTION
AND OTHER CUSTOMER PROMOTIONAL PROGRAMS:
Nine months ended March 31, 2003 ......................     $   50,451    $   78,483    $    3,814    $  (92,429)    $   40,319
                                                            ==========    ==========    ==========    ==========     ==========
Year ended June 30, 2002 ..............................     $   56,554    $  103,711    $    8,192    $ (118,006)    $   50,451
                                                            ==========    ==========    ==========    ==========     ==========
Year ended June 30, 2001 ..............................     $   80,838    $   67,907    $   24,661    $ (116,852)    $   56,554
                                                            ==========    ==========    ==========    ==========     ==========

                                                                          ADDITIONS     ADDITIONS
                                                             BALANCE      CHARGED TO    CHARGED TO                    BALANCE
                                                            BEGINNING      COST OF      OPERATING                       END
                 DESCRIPTION                                OF PERIOD     GOODS SOLD     EXPENSES     DEDUCTIONS     OF PERIOD
                 -----------                                -------------------------------------------------------------------
RESERVE FOR OBSOLESCENCE:
Nine months ended March 31, 2003 ......................     $    7,695    $    3,416    $        -    $   (6,208)    $    4,903
                                                            ==========    ==========    ==========    ==========     ==========
Year ended June 30, 2002 ..............................     $   20,360    $      813    $        -    $  (13,478)    $    7,695
                                                            ==========    ==========    ==========    ==========     ==========
Year ended June 30, 2001 ..............................     $   48,101    $      838    $        -    $  (28,579)    $   20,360
                                                            ==========    ==========    ==========    ==========     ==========