Form 10-Q
period 2003-06-30
ATARI INC
filed 2003-08-08
CIK 1002607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003         Commission File No. 0-27338

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

         As of August 6, 2003, there were 70,059,691 of the registrant's Common Stock outstanding.

                          ATARI, INC. AND SUBSIDIARIES
                   JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                                        PAGE
                                                                                                                        ----
PART I - FINANCIAL INFORMATION

     Item 1.        Financial Statements:

                    Consolidated Balance Sheets as of March 31, 2003 and June 30, 2003                                    3

                    Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended
                    June 30, 2002 and 2003                                                                                4

                    Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2002 and 2003               5

                    Consolidated Statements of Stockholders' Deficiency for the Year Ended March 31, 2003 and Three
                    Months Ended June 30, 2003                                                                            7

                    Notes to the Consolidated Financial Statements                                                        8

     Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                                        18

     Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                           27

     Item 4.        Controls and Procedures                                                                              27

PART II - OTHER INFORMATION

     Item 1.        Legal Proceedings                                                                                    28

     Item 6.        Exhibits and Reports on Form 8-K                                                                     29

    Signatures                                                                                                           30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          ATARI, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         MARCH 31,           JUNE 30,
                                                                                           2003                2003
                                                                                        -----------         -----------
                                                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash......................................................................           $       815         $     9,154
   Receivables, net..........................................................                47,053              62,336
   Inventories, net..........................................................                37,827              38,343
   Income taxes receivable...................................................                   395                 406
   Due from related parties..................................................                 2,656              20,661
   Prepaid expenses and other current assets.................................                16,958              13,520
                                                                                        -----------         -----------
     Total current assets....................................................               105,704             144,420
Advances to related parties..................................................                32,184              40,904
Property and equipment, net..................................................                14,727              14,649
Goodwill, net of accumulated amortization of $26,116 in both periods.........                70,224              70,224
Other intangible assets, net of accumulated amortization of $619 and
    $787,at March 31, 2003 and June 30, 2003, respectively...................                 2,081               1,913
Other assets.................................................................                 7,162               7,487
                                                                                        -----------         -----------
     Total assets............................................................           $   232,082         $   279,597
                                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable..........................................................           $    39,587         $    51,231
   Accrued liabilities.......................................................                31,872              31,865
   Revolving credit facility.................................................                10,651               7,632
   Current portion of related party medium-term loan.........................                40,000              48,277
   Related party credit facility.............................................                44,800              44,800
   Royalties payable.........................................................                13,653              26,656
   Income taxes payable......................................................                 1,965               2,448
   Short-term deferred income................................................                 2,077               2,077
   Due to related parties....................................................                12,747              12,696
                                                                                        -----------         -----------
     Total current liabilities...............................................               197,352             227,682
Related party debt...........................................................               124,610             117,940
Deferred income..............................................................                 4,131               4,112
Other long-term liabilities..................................................                 2,907               2,818
                                                                                        -----------         -----------
     Total liabilities.......................................................               329,000             352,552
                                                                                        -----------         -----------

Commitments and contingencies                                                                    --                  --

Stockholders' deficiency:
    Preferred stock, $0.01 par value, 5,000 shares authorized, none issued
        or outstanding.......................................................                    --                  --
    Common stock, $0.01 par value, 300,000 shares authorized, 69,920 and
        69,979 shares issued and outstanding at March 31, 2003 and
        June 30, 2003, respectively..........................................                   699                 700
   Additional paid-in capital................................................               486,053             486,179
   Accumulated deficit.......................................................              (586,851)           (563,059)
   Accumulated other comprehensive income....................................                 3,181               3,225
                                                                                        -----------         -----------
     Total stockholders' deficiency..........................................               (96,918)            (72,955)
                                                                                        -----------         -----------
     Total liabilities and stockholders' deficiency..........................           $   232,082         $   279,597
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

                          ATARI, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS          THREE MONTHS
                                                            ENDED                  ENDED
                                                           JUNE 30,              JUNE 30,
                                                             2002                  2003
                                                       ----------------      ----------------
Net revenues.......................................       $   129,603           $   151,357
Cost of goods sold.................................            60,025                70,846
                                                          -----------           -----------
   Gross profit....................................            69,578                80,511
Selling and distribution expenses..................            21,766                20,127
General and administrative expenses................             8,497                 8,548
In-process research and development................             7,400                    --
Research and development...........................            21,400                22,229
Depreciation and amortization......................             1,918                 1,950
                                                          -----------           -----------
   Operating income................................             8,597                27,657
Interest expense, net..............................             4,069                 3,046
Other (expense) income.............................            (3,559)                  118
                                                          -----------           -----------

   Income before provision for income taxes........               969                24,729
Provision for income taxes.........................             1,678                   937
                                                          -----------           -----------

   Net (loss) income...............................       $      (709)          $    23,792
                                                          ===========           ===========

Basic net (loss) income per share..................       $     (0.01)          $      0.34
                                                          ===========           ===========

Diluted net (loss) income per share................       $     (0.01)          $      0.32
                                                          ===========           ===========

Basic weighted average shares outstanding..........            69,825                69,974
                                                          ===========           ===========

Diluted weighted average shares outstanding........            69,825                80,499
                                                          ===========           ===========

Net (loss) income .................................       $      (709)          $    23,792
Other comprehensive (loss) income:
   Foreign currency translation adjustments........               288                    44
                                                          -----------           -----------
          Comprehensive (loss) income                     $      (421)          $    23,836
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

                          ATARI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS          THREE MONTHS
                                                                           ENDED                 ENDED
                                                                         JUNE 30,              JUNE 30,
                                                                           2002                  2003
                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income................................................       $    (709)             $  23,792
Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
   Depreciation and amortization.................................           1,918                  1,950
   Write-down of investments held at cost........................           3,622                     --
   Amortization of discount on related party debt................             717                    717
   Accrued interest..............................................           2,675                  1,930
   Accretion of interest on short-term promissory notes..........              66                     --
   Amortization of deferred financing fees.......................             239                    419
   Write-off of property and equipment ..........................             495                     10
   In process research and development related to acquisition
        of Shiny Entertainment, Inc..............................           7,400                     --
Changes in operating assets and liabilities:
      Receivables, net...........................................         (40,610)               (15,283)
      Inventories, net...........................................          (2,639)                  (517)
      Due from related parties...................................           2,210                (17,678)
      Due to related parties.....................................            (228)                (1,470)
      Prepaid expenses and other current assets..................           1,218                  2,724
      Accounts payable...........................................          18,449                 11,624
      Accrued liabilities........................................           7,837                   (212)
      Royalties payable..........................................           2,709                 13,003
      Income taxes payable.......................................             962                    465
      Deferred income............................................            (193)                   (19)
      Income taxes receivable....................................           5,280                     --
      Other long-term liabilities................................           2,096                    (97)
      Other assets...............................................           2,585                     25
                                                                        ---------              ---------
           Net cash provided by operating activities.............          16,099                 21,383
                                                                        ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..............................          (2,082)                (1,657)
Advances to related parties......................................              --                 (8,530)
Acquisition of Shiny Entertainment, Inc., net of nominal
  cash acquired..................................................         (34,010)                    --
                                                                        ---------              ---------
           Net cash used in investing activities.................         (36,092)               (10,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party credit facility, net....................          (1,627)                    --
Borrowings from related party medium-term loan...................          39,381                     --
Payments to third parties........................................          (7,291)                    --
Payments of BNP Paribus revolving credit facility................          (9,888)                    --
Payments of General Electric Capital Corporation Senior Credit
  Facility, net..................................................              --                 (3,019)
Proceeds from exercise of stock options..........................              --                     23
Proceeds from employee stock purchase plan.......................              75                    104
                                                                        ---------              ---------
           Net cash provided by (used in) financing activities             20,650                 (2,892)
Effect of exchange rates on cash.................................              61                     35
                                                                        ---------              ---------
Net increase in cash.............................................             718                  8,339
Cash -- beginning of fiscal period...............................           4,685                    815
                                                                        ---------              ---------
Cash -- end of fiscal period.....................................       $   5,403              $   9,154
                                                                        =========              =========

SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH
OPERATING ACTIVITIES:
Cash paid for interest............................................             449                 1,622
Cash paid for taxes...............................................              --                   490

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:
Acquisition of Shiny Entertainment, Inc.:
Fair value of assets acquired.....................................      $   50,776
Less: Short-term promissory notes issued to seller and others.....          16,059
      Assumption of stock options.................................             672
      Other payments due seller...................................              31
      Cash acquired...............................................               4
                                                                        ----------
Acquisition, net of cash acquired.................................      $   34,010
                                                                        ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
Assumption of Shiny Entertainment, Inc. employee stock
  purchase plan...................................................             672

  The accompanying notes are an integral part of these consolidated financial statements.

                          ATARI, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                 (IN THOUSANDS)

                                                                                              ACCUMULATED
                                            COMMON              ADDITIONAL                      OTHER
                                            STOCK     COMMON     PAID-IN      ACCUMULATED    COMPREHENSIVE
                                            SHARES    STOCK      CAPITAL        DEFICIT         INCOME          TOTAL
                                            ------    ------    ----------    -----------    -------------    ----------
BALANCE, JULY 1, 2002.................      69,826    $  698    $  485,759    $  (604,921)   $       3,135    $ (115,329)
Issuance of common stock pursuant to
    employee stock purchase plan......          46        --           125             --               --           125
Exercise of stock options.............          48         1           115             --               --           116
Issuance of warrants to external
    developer.........................          --        --            54             --               --            54
Net income............................          --        --            --         18,070               --        18,070
Currency translation adjustment.......          --        --            --             --               46            46
                                            ------    ------    ----------    -----------    -------------    ----------
BALANCE, MARCH 31, 2003...............      69,920       699       486,053       (586,851)           3,181       (96,918)
Issuance of common stock pursuant to
    employee stock purchase plan......          54         1           103             --               --           104
Exercise of stock options.............           5        --            23             --               --            23
Net income............................          --        --            --         23,792               --        23,792
Currency translation adjustment.......          --        --            --             --               44            44
                                            ------    ------    ----------    -----------    -------------    ----------
BALANCE, JUNE 30, 2003 (UNAUDITED)....      69,979    $  700    $  486,179    $  (563,059)   $       3,225    $  (72,955)
                                            ======    ======    ==========    ===========    =============    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ATARI, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

     Nature of Business and Other Matters

         Atari, Inc., a Delaware corporation (the "Company"), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including personal computers ("PC's"), Sony's PlayStation and PlayStation2, Microsoft's Xbox and Nintendo's GameCube, Gameboy and Gameboy Advance. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations.

         Infogrames Entertainment SA, a French corporation ("Infogrames SA"), owns approximately 88% of the Company through its wholly-owned subsidiary California U.S. Holdings, Inc. ("CUSH"). Although Infogrames SA ceased funding of the Company's operations since the completion of the Senior Credit Facility (as defined below), there remains outstanding balances under a credit facility and various other debt agreements payable to Infogrames SA by the Company. At June 30, 2003, total debt owed to Infogrames SA approximated $211.0 million.

         On November 12, 2002 (last amended July 11, 2003), the Company obtained a 30-month $50.0 million secured revolving credit facility ("Senior Credit Facility") with General Electric Capital Corporation ("GECC") (Note 8) which is used to fund the Company's working capital and general corporate needs and to provide funding to related parties which are wholly-owned by Infogrames SA.

         In May 2003, the Company changed its name to Atari, Inc. and changed its trading symbol on the NASDAQ National Market to "ATAR". The Company obtained rights to use the Atari name through a license from Infogrames SA which Infogrames SA obtained as part of the acquisition of Hasbro Interactive. The Company believes that the Atari brand, which is largely credited with launching the video game industry, continues to carry a level of respect, recognition and legacy for innovation that will enhance the Company's reputation and improve consumer recognition of its products. As of May 2003, all of the Company's products will be published, distributed and marketed under the Atari brand.

     Change in Fiscal Year-end

         Effective March 28, 2003, the Company changed its fiscal year-end from June 30 to March 31. Accordingly, the fiscal period ended June 30, 2003, represents three months of operations.

     Basis of Presentation

         The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. The information for March 31, 2003 was derived from audited financial statements.

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

     Revenue Recognition

         Revenue is recognized when title and risk of loss transfer to the customer, provided that collection of the resulting receivable is deemed probable by management.

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

         Other intangible assets approximate $2.1 million and $1.9 million, net of accumulated amortization of $0.6 million and $0.8 million at March 31, 2003 and June 30, 2003, respectively.

     Fair Values of Financial Instruments

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party credit facilities and amounts due to and from related parties are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments.

         The carrying values and fair values of the Company's long-term debt at June 30, 2003 are as follows (in thousands):

                                                                  Carrying Value    Fair Value
                                                                  --------------    ----------
Infogrames SA 0% subordinated convertible notes, due
    December 16, 2004.........................................       $ 45,695        $ 43,543
5% subordinated convertible note with CUSH, due
    December 16, 2004.........................................       $ 72,245        $ 67,661

     The fair values were based on interest rates currently available to companies with debt of similar investment grade.

     Long-Lived Assets

         The Company reviews long-lived assets, such as fixed assets to be held, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated fair market value of the asset is less than the carrying amount of the asset plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds its fair value, as defined in SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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

     Net (Loss) Income Per Share

         Basic (loss) income per share is computed by dividing net loss or income by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants using the treasury stock method and other convertible securities. The convertible debt, warrants and all shares issuable under stock-based compensation plans would be anti-dilutive and, therefore, have not been considered in the diluted (loss) income per share calculation for the three months ended June 30, 2002. For the three months ended June 30, 2003, the convertible debt, warrants and all shares issuable under stock-based compensation plans are dilutive and, therefore, have been considered in the diluted (loss) income per share calculation.

         The following is an analysis of the difference between the shares used in basic and diluted net (loss) income per share (in thousands, except per share data):

                                                              THREE MONTHS
                                                                  ENDED
                                                                JUNE 30,
                                                            2002          2003
                                                            ----          ----
Basic earnings per share calculation:
   Net (loss) income ................................     $   (709)     $ 23,792
   Weighted average shares outstanding ..............       69,825        69,974

   Basic net (loss) income per share ................     $  (0.01)     $   0.34
                                                          ========      ========

Diluted earnings per share calculation:
   Net (loss) income ................................     $   (709)     $ 23,792
    Interest expense: ...............................
      Infogrames SA 0% subordinate convertible
        note ........................................           --           718
      5% subordinated convertible notes .............           --           889
                                                          --------      --------
   Adjusted net (loss) income .......................     $   (709)     $ 25,399
                                                          ========      ========

Weighted average shares outstanding .................       69,825        69,974
    Diluted potential common shares:
      Employee stock options and warrants ...........           --           215
      Infogrames SA 0% subordinate convertible
         note .......................................           --         2,500
      5% subordinated convertible notes .............           --         7,810
                                                          --------      --------
Diluted weighted average shares outstanding                 69,825        80,499
                                                          ========      ========

   Diluted net (loss) income per share ..............     $  (0.01)     $   0.32
                                                          ========      ========

     The number of antidilutive shares that were excluded from the diluted earnings per share calculation for the three months ended June 30, 2002 was approximately 9.9 million.

Stock-Based Compensation

         The Company accounts for employee stock option plans under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Any equity instruments issued other than to employees for acquiring goods and services are accounted for using fair value at the date of grant.

         At June 30, 2003, the Company had three stock option plans. No compensation cost is reflected in net (loss) income, as all options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

                                                                     THREE MONTHS
                                                                          ENDED
                                                                        JUNE 30,
                                                                  2002          2003
                                                                  ----          ----
Net (loss) income:
   Basic - as reported ....................................      $  (709)      $23,792
   Less: Fair value of stock-based employee compensation
      expense, net of related tax effects .................        1,541         1,423
                                                                 -------       -------
   Basic - pro forma net (loss) income ....................      $(2,250)      $22,369
                                                                 =======       =======

                                                                    THREE MONTHS
                                                                       ENDED
                                                                      JUNE 30,
                                                                  2002           2003
                                                                  ----           ----
   Diluted - as reported ..................................    $    (709)     $   25,399
    Less: Fair value of stock-based employee
      compensation expense, net of related tax effects ....        1,541           1,423
                                                               ---------      ----------
   Diluted - pro forma net (loss) income ..................    $  (2,250)     $   23,976
                                                               =========      ==========

Net (loss) income per share:
   Basic - as reported ....................................    $   (0.01)     $     0.34
   Basic - proforma .......................................    $   (0.03)     $     0.32
   Diluted - as reported ..................................    $   (0.01)     $     0.32
   Diluted - proforma .....................................    $   (0.03)     $     0.30

         The fair market value of options granted under stock option plans during the three months ended June 30, 2002 and 2003 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

                                                            THREE MONTHS
                                                               ENDED
                                                              JUNE 30,
                                                         2002           2003
                                                         ----           ----
Dividend yield ...................................           0%             0%
Anticipated volatility ...........................          95%           116%
Weighted average risk-free interest rate .........        4.51%           2.6%
Expected lives ...................................     4 years        4 years

     Recent Accounting Pronouncements

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

         In May 2003, the FASB issued SFAS No. 149, "Derivative Instruments". This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion. In particular, the
Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an "underlying" to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"; and
(4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

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

         The purchase price paid by the Company for the shares of Shiny consisted of (i) $31.0 million in cash at closing, (ii) the issuance of short-term promissory notes for an aggregate principal face amount of $16.2 million payable by the Company in installments through July 31, 2002, (iii) $2.0 million paid to third-party licensors, (iv) assumption of employee stock options granted to purchase shares of Shiny valued at $0.7 million and (v) approximately $0.9 million in professional and legal costs. The Company financed the purchase with borrowings from Infogrames SA, under a medium-term loan (Note 8), which guaranteed repayments of the short-term promissory notes. Repayment of the medium-term loan will be due in installments commencing no later than December 31, 2003 and ending by June 30, 2004, subject to restrictions under the GECC Senior Credit Facility.

NOTE 3 - RECEIVABLES, NET

         Receivables consist of the following (in thousands):

                                                                      MARCH 31,    JUNE 30,
                                                                        2003         2003
                                                                        ----         ----
Trade accounts receivable .........................................   $  87,372    $ 104,592
Less: Allowances for bad debts, returns, price protection and other
          customer promotional programs ...........................     (40,319)     (42,256)
                                                                      ---------    ---------
                                                                      $  47,053    $  62,336
                                                                      =========    =========

NOTE 4 - INVENTORIES, NET

         Inventories consist of the following (in thousands):

                              MARCH 31,   JUNE 30,
                                2003        2003
                                ----        ----
Finished goods ............   $ 38,721    $ 38,905
Return inventory ..........      2,786       2,170
Raw materials .............      1,223       1,001
                              --------    --------
                                42,730      42,076

Less: Obsolescence reserve      (4,903)     (3,733)
                              --------    --------

                              $ 37,827    $ 38,343
                              ========    ========

NOTE 5 - ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                           MARCH 31,    JUNE 30,
                                                                             2003         2003
                                                                          ----------   ----------
Accrued advertising..................................................     $    1,769   $    4,344
Accrued professional fees and other services.........................          1,696        1,865
Accrued salary and related costs.....................................          8,944        8,579
Accrued freight and processing fees..................................          1,207        1,082
Accrued third-party development expenses.............................          4,826        1,136
Accrued distribution services........................................          8,134        9,357
Restructuring reserve................................................             71           11
Other................................................................          5,225        5,491
                                                                          ----------   ----------
                                                                          $   31,872   $   31,865
                                                                          ==========   ==========

NOTE 6 - ADVANCES TO RELATED PARTIES

Advances to Atari Interactive, Inc. ("Atari Interactive")

         The GECC Senior Credit Facility allows the Company to make advances (up to a maximum of $45 million) to Atari Interactive through related party loans. At June 30, 2003, loans due from Atari Interactive were $39.0 million. This loan bears interest at prime plus 150 basis points and will be repaid from distribution royalties owed by the Company to Atari Interactive in the ordinary course of operations. Additionally, normal trade activities payable to Atari Interactive are netted against the loan balance outstanding when the invoices become due (generally in 45 days). For the three months ended June 30, 2003, approximately $0.6 million of interest income was recognized, of which approximately $0.2 million was unpaid and is included in due from related parties at June 30, 2003.

         On July 3, 2003, the Company entered into an offset agreement with Atari Interactive and Infogrames SA. The agreement provides that on the date of termination of the Senior Credit Facility with GECC, the Company may offset any amount outstanding from Atari Interactive for advances, loans and current accounts receivable against amounts due under the Credit Agreement with Infogrames SA. As of June 30, 2003, the Company has approximately $37.1 million net outstanding from Atari Interactive.

Advances to Atari Australia Pty. Ltd. ("Atari Australia")

         The Company's Australian operations have earned distribution revenues and incurred management fees from Atari Australia, a wholly-owned subsidiary of Infogrames SA. As of June 30, 2003, the Company has approximately $1.9 million net outstanding from Atari Australia.

         On July 3, 2003, the Company, Atari Australia and Infogrames SA entered into an offset agreement, the effect of which provides the Company with the ability to offset the outstanding receivable balance, or any portion of that amount outstanding, if any, on July 3, 2005, against amounts owed under the Company's Credit Agreement with Infogrames SA.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LITIGATION

         During the three months ended June 30, 2003, no significant claims were asserted against or by the Company that in management's opinion the likely resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

         The Company's management believes that the ultimate resolution of any of the actions summarized below or any other actions which are not specifically described herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

KBK

         On September 16, 2002, Knight Bridging Korea Co., Ltd. ("KBK"), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. ("Gamesonline"), a subsidiary of Interplay Entertainment Corp., and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize (i.e., right to translate games into the local language of the country where the games are distributed) and to distribute games electronically in Korea, of Neverwinter Nights and certain games which were previously released. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any previously released games of Gamesonline. The complaint alleges the following causes of action against the
Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Atari Interactive, Inc. (formerly known as Infogrames Interactive, Inc.) as a named defendant, and alleging that Company managed and directed Atari Interactive to engage in the foregoing alleged acts. The Company and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named as defendants "Infogrames Asia Pacific", "Infogrames Korea", and "Interplay, Inc.". Discovery is ongoing.

NOTE 8 - DEBT

Credit Facilities

         GECC Senior Credit Facility

         On November 12, 2002 (last amended July 11, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC to fund the Company's working capital and general corporate needs, as well as to fund advances to Paradigm Entertainment Inc. ("Paradigm") and Atari Interactive, each a related party. Loans under the Senior Credit Facility are based on a borrowing base comprised of the value of the Company's accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and names certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the Senior Credit Facility are secured by the Company's assets. The outstanding borrowings as of June 30, 2003, under the Senior Credit Facility were approximately $7.6 million with another $5.5 million of letters of credit outstanding. As of June 30, 2003, accrued interest of approximately $0.1 million was included in accrued liabilities and the Company was in compliance with all financial covenants.

         In conjunction with the Senior Credit Facility, the Company, Infogrames SA and GECC entered into an Intercreditor and Subordination Agreement dated November 12, 2002 ("Subordination Agreement"). The Subordination Agreement makes all Infogrames SA debt and other related party debt with the Company subordinate to the Senior Credit Facility. The Subordination Agreement allows repayment of debt and interest to Infogrames SA by the Company under certain financial conditions including, but not limited to, the Senior Credit Facility cash availability and the Company's cash flow. Additionally, the Subordination Agreement precludes Infogrames SA from demanding principal repayments of any kind on any of its debt with the Company unless such demand of repayment is in accordance with the scheduled maturity of debt under the medium-term loan or with prior approval from GECC.

Infogrames SA credit facilities and debt with the Company

         Credit Agreement

         The Company has a revolving credit agreement with Infogrames SA (the "Credit Agreement") which provides for an aggregate commitment of $75.0 million which bears interest at LIBOR plus 2.5%. Effective December 31, 2002, the maturity date of the Credit Agreement was extended to April 1, 2004. This agreement requires that the Company comply with certain financial covenants and, among other items, restricts capital expenditures. Repayments under the Credit Agreement and additional borrowings under the Credit Agreement are restricted under the terms of the Subordination Agreement, and demand of repayments cannot be made prior to termination of the Senior Credit Facility or without prior approval of GECC or otherwise in accordance with the Subordination Agreement. The outstanding borrowings as of June 30, 2003 under the Credit Agreement were $44.8 million. As of June 30, 2003, accrued interest and fees were approximately $1.6 million and are included in current amounts due to related parties. The entire outstanding balance of $44.8 million at June 30, 2003 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to July 1, 2004.

         Pursuant to two offset agreements dated July 3, 2003 between the Company, Infogrames SA and two subsidiaries of Infogrames SA, the Company will have the ability to offset certain amounts due from Atari Interactive and Atari Australia, against amounts due under the Credit Agreement. At June 30, 2003, the amounts that were subject to offset for Atari Interactive were $37.1 million upon the termination of the Senior Credit Facility with GECC and for Atari Australia, approximately $1.9 million on July 3, 2005. However, the receivable and payable are not netted against the Credit Agreement on the accompanying balance sheet because the legal right to offset does not exist until a future date.

         Medium-Term Loan

         In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA. Interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility provides for the maturity of the medium-term loan as follows: $10.0 million in August 2003, representing the three month anniversary of the first shipment of the game based on the Matrix Reloaded movie; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004. Provided the Company is unable to make the scheduled payments, Infogrames SA has waived any defaults through April 1, 2004. Under the Subordination Agreement, the scheduled payments are restricted by certain financial conditions including, but not limited to, the Senior Credit Facility's minimum borrowing availability and the Company's cash flow. As of June 30, 2003, the outstanding borrowings under the medium-term loan were approximately $48.3 million, all of which are in current liabilities. Additionally, accrued interest was approximately $1.2 million and is included in current amounts due to related parties.

Long-Term Related Party Debt

         0% Notes

         In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to General Atlantic Partners, LLC ("GAP") the $50.0 million principal amount of non-interest bearing subordinated convertible notes ("0% Notes") in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The 0% Notes mature in December 2004 and will have a redemption value of $50.0 million at maturity. In lieu of payment at maturity, the 0% Notes may be converted at any time into shares of the Company's common stock at $20.00 per share. On December 28, 2001, Infogrames SA assumed the 0% Notes from GAP in exchange for shares of Infogrames SA common stock. Infogrames SA has not changed any of the terms of the 0% Notes (renamed the "Infogrames SA 0% subordinate convertible note") as they relate to the Company. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and the Company's cash flow. Interest on the 0% Notes accretes at the rate of 7% per annum.

         5% Notes

         In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to CUSH, 5% subordinated convertible notes ("5% CUSH Notes") in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes mature in December 2004 and are in the principal amount of $60.6 million. In lieu of payment at maturity, the 5% CUSH Notes may be converted at any time into shares of the Company's common stock at $9.25 per share. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and the Company's cash flow.

Long-term related party debt consists of the following at June 30, 2003 (in thousands):

Infogrames SA 0% subordinated convertible note, due December 16, 2004..........    $  45,695
5% CUSH Notes, due December 16, 2004...........................................       72,245
                                                                                   ---------
                                                                                   $ 117,940
                                                                                   =========

NOTE 9 - OPERATIONS BY REPORTABLE SEGMENTS

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

         The following unaudited summary represents the consolidated net revenues, operating income (loss), depreciation and amortization and interest by reportable segment for the three months ended June 30, 2002 and 2003 (in thousands):

                                                        PUBLISHING     DISTRIBUTION     CORPORATE        TOTAL
                                                        ----------     ------------     ---------        -----
Three months ended June 30, 2002:
      Net revenues..................................     $ 108,301       $ 21,302       $     --        $ 129,603
      Operating income (loss).......................        11,930          2,537         (5,870)           8,597
      Depreciation and amortization.................          (894)          (144)          (880)          (1,918)
      Interest, net.................................           (57)            28         (4,040)          (4,069)
Three months ended June 30, 2003:
      Net revenues..................................     $ 135,600       $ 15,757       $     --        $ 151,357
      Operating income (loss).......................        31,031          2,973         (6,347)          27,657
      Depreciation and amortization.................          (953)          (176)          (821)          (1,950)
      Interest, net.................................            --             16         (3,062)          (3,046)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe", "expect", "anticipate", "intend", "will", "should", "may" and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially or otherwise include the Company's level of dependence on the financial support of its parent, Infogrames SA, Infogrames SA's ability to continue to support the Company, an inability to find suitable acquisition candidates or equity or debt financing on terms commercially reasonable to the Company, pricing of and demand for distributed products, inability to collect outstanding accounts and notes receivable when due or within a reasonable period of time thereafter, the actions of competitors with greater financial resources, economic and market factors, and other factors. Please see the "Risk Factors" in the Company's annual report on Form 10-K for the year ended March 31, 2003 with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, the Company disclaims any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         The Company is a leading global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience. The Company is also a leading distributor of video game software in North America. The Company publishes and distributes games for all platforms, including Sony PlayStation and PlayStation 2; Nintendo Game Boy, Game Boy Advance and GameCube; Microsoft Xbox; and PCs. The Company's diverse portfolio of products extends over every major video game genre, including: action, adventure, strategy, children, family, racing and sports games.

         Development, publishing and distribution of video game software are the Company's major activities. Development activities include development of games by both internal and external development studios. Internal studios are studios owned and/or managed by us for the sole purpose of game development and external development studios are independent studios with which the Company or Infogrames SA and its subsidiaries have contracts for the development of specific titles. The Company's publishing activities include overseeing development, sales, marketing and packaging of video game software. Publishing is conducted through the Company's three main studios: Santa Monica, California (sports/racing and action/adventure games); Beverly, Massachusetts (kids/family games, driving, and strategy); and Minneapolis, Minnesota (action/adventure games). Distribution activities primarily include the sale of games produced by other publishers ("Third-Party Products").

         The Company's margins may vary over time as a result of a variety of factors. Typically, titles based on intellectual property owned or created by the Company yield higher margins than those titles based on licensed properties due to the fact that the Company must pay royalties to the licensor. The Company's margins may also be impacted by the platform for which the title is published. The Company has to pay a hardware manufacturing royalty fee for products published for consoles, which is not required for products published for PCs. Accordingly, the Company's per unit manufacturing cost for video game software for PCs is less than the per unit manufacturing cost of console and handheld products. Lastly, distribution sales typically earn a lower margin than published product sales.

         The worldwide interactive entertainment software market is comprised primarily of software for PCs and dedicated game consoles, and the Company develops and publishes games for all of these platforms. During the three months ended June 30, 2003, the Company's product mix of units sold consisted of 46% PC games, 23% Sony PlayStation(R) 2 games, 12% Microsoft Xbox(R) games, 7% Nintendo Game Boy(R) Advance games, 7% Nintendo GameCube games, and 5% Sony PlayStation(R) games. The Company believes that maintaining a healthy mix of platform distribution in its product line-up is vital for its continued growth. According to International Development Group ("IDG"), legacy platforms such as the multimedia home PC had an installed base of approximately 71.0 million in North America in 2002; that base is projected to increase to more than 81.0 million by 2006. IDG also reports the installed base for the PlayStation2, introduced in North America in 2000, is projected to grow from 16.8 million in 2002 to nearly 40.0 million in 2005. The PlayStation, currently the most widely distributed gaming console, had an installed base of nearly 32.0 million in North America in 2002; that base is projected to increase incrementally to approximately 32.7 million by the end of 2003. As the PlayStation's growth slowed, the console market introduced new platforms in November 2001 from Microsoft and Nintendo, the Xbox(TM) and GameCube(TM), respectively. IDG projects that the Xbox will have a North American installed base of approximately 17.0 million by 2006, while the GameCube is projected to have a North American installed base of approximately 12.7 million in the same time period. The expansion of the gaming market, both organic and through the addition of new consoles, opens additional opportunities for the Company's product while increasing the competition for market share and shelf space.

         There has been an increased rate of change and complexity in the technological innovations affecting the Company's products, coupled with greater competition for shelf space and buyer selectivity. The market for interactive games has become increasingly hit-driven, which has led to higher production budgets, more complex development processes, longer development cycles and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development and production process, have increased the need for disciplined product development processes that limit costs and overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of such hit titles into additional interactive entertainment software products (franchises) in order to spread development costs among multiple products. In this environment, the Company is determined to achieve balances between internal/external development, and licensed product/owned franchises.

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

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

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

         For the three months ended June 30, 2002 and 2003, the Company recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $28.6 million and $31.5 million, respectively. As of March 31, 2003 and June 30, 2003, the aggregate reserves against accounts receivables for bad debts, returns, price protection and other customer promotional programs were approximately $40.3 million and $42.3 million, respectively.

Inventories

         The Company writes down its inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended June 30, 2002 and 2003, the Company recorded obsolescence expense of approximately $1.6 million and $0.4 million, respectively. As of March 31, 2003 and June 30, 2003, the aggregate reserve against inventories was approximately $4.9 million and $3.7 million, respectively.

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

Income taxes

         The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations. As of June 30, 2003, the Company has combined net operating loss carryforwards of approximately $408.4 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2022. The Company experienced an ownership change in 1999 as a result of its acquisition by Infogrames SA. Under
Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these loses. Pre-acquisition losses of approximately $203.3 million are subject to an annual limitation (approximately $7.2 million).

RESULTS OF OPERATIONS

         The following unaudited table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods presented:

                                                             THREE MONTHS       THREE MONTHS
                                                                 ENDED              ENDED
                                                                JUNE 30,           JUNE 30,
                                                                 2002               2003
                                                             ------------       ------------
Net revenues.......................................               100.0%             100.0%
Cost of goods sold.................................                46.3               46.8
                                                                -------            -------
   Gross profit....................................                53.7               53.2
Selling and distribution expenses..................                16.8               13.3
General and administrative expenses................                 6.6                5.6
In-process research and development................                 5.7                 --
Research and development...........................                16.5               14.7
Depreciation and amortization......................                 1.5                1.3
                                                                -------            -------
     Operating income..............................                 6.6               18.3
Interest expense, net..............................                 3.1                2.0
Other (expense) income.............................                (2.8)               0.0
                                                                -------            -------

      Income before provision for income taxes.....                 0.7               16.3
Provision for income taxes.........................                 1.2                0.6
                                                                -------            -------

      Net (loss) income............................                (0.5)              15.7
                                                                =======            =======

         THREE MONTHS ENDED JUNE 30, 2003 VERSUS THE THREE MONTHS ENDED JUNE 30, 2002

         Net revenues for the three months ended June 30, 2003 increased approximately $21.8 million or 16.8% from $129.6 million to $151.4 million. This increase is attributable to the Company's continued growth in its publishing business, driven by the success of Enter the Matrix.

         Total publishing net revenues for the three months ended June 30, 2003 increased approximately $27.3 million or 25.2% to $135.6 million from $108.3 million in the comparable 2002 period. On May 15, 2003, the Company launched its much anticipated new release, Enter the Matrix, which became the industry's top-selling title on all console platforms for the month of May. During the month of June, this success continued as Enter the Matrix ranked number one among all PlayStation2 titles, number two among all Xbox titles and number six among all GameCube titles. Other major new releases in the 2003 quarter included the latest installment from the Dragon Ball Z ("DBZ") franchise, DBZ: Legacy of Goku II for Gameboy Advance, as well as Godzilla: Destroy All Monsters for Xbox and Neverwinter Nights Expansion Pack I for the PC. The comparable June 2002 period also benefited from several strong new releases, chiefly Stuntman for Playstation2, Test Drive 2001 for Playstation2, Neverwinter Nights for the PC and the first DBZ: Legacy of Goku for Gameboy Advance. Additionally, international royalties earned from the sale of US product in Europe for the three months ended June 30, 2003 were $17.3 million, significantly above the comparable 2002 international royalties of $1.6 million due largely to the success of Enter the Matrix. Total third-party distribution net revenues for the three months ended June 30, 2003 decreased by approximately $5.5 million or 25.8% to $15.8 million from $21.3 million in the comparable 2002 period from continued general industry softness in productivity software, the loss of distribution business from certain vendors, and fewer new titles launched in the current period by the Company's third-parties for whom it distributes.

         Gross profit increased to $80.5 million for the three months ended June 30, 2003 from $69.6 million in the comparable 2002 period due mainly to increased sales volume. Gross profit as a percentage of net revenues decreased slightly from 53.7% for the three months ended June 30, 2002 to 53.2% in the comparable 2003 period. This slight decline of gross profit as a percentage of net revenues is the net result of a shift within the publishing business from PC product to more costly console product, largely offset by a shift out of the distribution business into the publishing business. Approximately 77.7% of the publishing businesses shipments were console sales during the three months ended June 30, 2003 versus 67.9% in the comparable 2002 period. For the three months ended June 30, 2003, the distribution business accounted for 10.4% of the Company's net revenues as compared to 16.4% for the comparable 2002 period.

         Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the three months ended June 30, 2003, selling and distribution expenses decreased approximately $1.7 million, or 7.8%, to $20.1 million from $21.8 million in the comparable 2002 period. Variable distribution costs as a percentage of net revenues have improved over the June 2002 quarter from 3.4% to 2.4% as various planned operational efficiencies and changes in product mix have reduced freight and distribution expenses. Selling expenses including travel and field service fees decreased $0.6 million to $0.9 million from $1.5 million in the June 2002 quarter. Finally, higher advertising expenses of $1.1 million were largely offset by $0.9 million of savings from the Company's Australian operation which is in the process of being closed. Nominal selling & distribution costs were incurred by the Australia operation in the June 2003 quarter. The efficiencies in selling and distribution expenses created a decrease in these expenses as a percentage of net revenues to 13.3% for the three months ended June 30, 2003 from 16.8% in the comparable 2002 period.

         General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three months ended June 30, 2003 and 2002 remained constant at $8.5 million each period. General and administrative expenses as a percentage of net revenues decreased to 5.6% for the three months ended June 30, 2003 from 6.6% in the comparable 2002 period.

         The $7.4 million of in-process research and development expense in the June 2002 quarter represents a portion of the purchase price paid for the Shiny development studio during that quarter. All in-process research and development must be charged to expense in the period immediately following the related acquisition. No such expense was recorded in the current period.

         Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the three months ended June 30, 2003 increased approximately $0.8 million, or 3.7%, to $22.2 million from $21.4 million in the comparable 2002 period. The primary reason for the increase in research and development expense was from increased spending by the Company's internal development studios, which include Humongous, Legend, Reflections and Shiny. During the three months ended June 30, 2003, the Company's internal development studios incurred expenses of $10.7 million, an increase of $1.5 million or 16.3% from $9.2 million in the comparable 2002 period. This additional expense is partially offset by development expenses owed to external developers, which are down by $1.1 million from the June 2002 quarter, because of the timing of milestone completions upon which this expense is based. In relation to total research and development expenses, the internal costs represented 48.2% of the total research and development costs for the three months ended June 30, 2003, while internal costs were 43.0% of total research and development costs for the comparable 2002 period. Research and development expenses, as a percentage of net revenues, decreased slightly to 14.7% for the three months ended June 30, 2003 from 16.5% in the comparable 2002 period.

         Depreciation and amortization for three months ended June 30, 2003 remained relatively constant, increasing by $0.1 million, or 5.3%, to $2.0 million from $1.9 million in the comparable 2002 period.

         Interest expense, net, decreased approximately $1.1 million to $3.0 million for the three months ended June 30, 2003 from $4.1 million in the comparable 2002 period. The decrease is due to a reduction in borrowings under the Credit Agreement with Infogrames SA and repayment of the BNP Paribus note in August 2002, partially offset by interest expense and the amortization of deferred financing costs incurred under the GECC Senior Credit Facility closed in November 2002. The Company has also earned $0.6 million of offsetting interest income in the June 2003 quarter from advances made to Atari Interactive. Non-cash interest related to the Infogrames SA 0% subordinate convertible note and 5% subordinated convertible notes included in interest expense is approximately $1.6 million in each of the quarters ended June 30, 2002 and 2003.

         Other (expense) income included a $3.6 million write-down of the Company's investment in an external developer during the three months ended June 30, 2002. No such expense was recorded during the three months ended June 30, 2003.

         During the three months ended June 30, 2003, the Company recorded a provision for federal and state alternative minimum tax provisions of approximately $0.6 million and a regular provision for state taxes of approximately $0.3 million. For the three months ended June 30, 2002, a provision for taxes of approximately $1.7 million was recorded, the majority of which related to foreign tax liabilities of the Company's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products. On

November 12, 2002, (last amended July 11, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC which is used to fund the Company's working capital and general corporate needs and to provide funding to related parties which are wholly-owned by Infogrames SA. See the Company's Annual Report on Form 10K for the year ended March 31, 2003 for a discussion of "Risk Factors" that could materially impact expected cash flows.

Cash Flows

         Cash was $9.2 million at June 30, 2003 compared to $0.8 million at March 31, 2003. As of June 30, 2003, the Company had a working capital deficit of $83.3 million compared to $91.6 million at March 31, 2003.

         During the three months ended June 30, 2003, $21.4 million was provided by operating activities generated primarily by net income earned during the period and an increase in royalties payable and accounts payable, partially offset by the increase of trade receivables and amounts due from related parties. Operating funds were used to pay-off $3.0 million of the balance of the GECC Senior Credit Facility and to fund capital expenditures of $1.7 million during the period. The Company also advanced Atari Interactive $8.5 million under the terms of the GECC Senior Credit Facility in order to support its operations. Atari Interactive develops games which the Company distributes in North America and, consequently, the Company is dependent on Atari Interactive's development activities for growth in its publishing revenues.

         The Company expects continued volatility in the use of cash due to seasonality of the business, receivable payment cycles and quarterly working capital needs to finance its publishing businesses and growth objectives.

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

Credit Facilities

         GECC Senior Credit Facility

         On November 12, 2002 (last amended July 11, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC to fund the Company's working capital and general corporate needs, as well as to fund advances to Paradigm and Atari Interactive, each a related party. Loans under the Senior Credit Facility are based on a borrowing base comprised of the value of the Company's accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and names certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the Senior Credit Facility are secured by the Company's assets. The outstanding borrowings as of June 30, 2003, under the Senior Credit Facility were approximately $7.6 million with another $5.5 million of letters of credit outstanding. As of June 30, 2003, accrued interest of approximately $0.1 million was included in accrued liabilities and the Company was in compliance with all financial covenants.

         In conjunction with the Senior Credit Facility, the Company, Infogrames SA and GECC entered into an Intercreditor and Subordination Agreement dated November 12, 2002. The Subordination Agreement makes all Infogrames SA debt and other related party debt with the Company subordinate to the Senior Credit Facility. The Subordination Agreement allows repayment of debt and interest to Infogrames SA by the Company under certain financial conditions including, but not limited to, the Senior Credit Facility cash availability and the Company's cash flow. Additionally, the Subordination Agreement precludes Infogrames SA from demanding principal repayments of any kind on any of its debt with the Company unless such demand of repayment is in accordance with the scheduled maturity of debt under the medium-term loan or with prior approval from GECC.

Infogrames SA credit facilities and debt with the Company

         Credit Agreement

         The Company has a revolving credit agreement with Infogrames SA which provides for an aggregate commitment of $75.0 million which bears interest at LIBOR plus 2.5%. Effective December 31, 2002, the maturity date of the Credit Agreement was extended to April 1, 2004. This agreement requires that the Company comply with certain financial covenants and, among other items, restricts capital expenditures. Repayments under the Credit Agreement and additional borrowings under the Credit Agreement are restricted under the terms of the Subordination Agreement, and demand of repayments cannot be made prior to termination of the Senior Credit Facility or without prior approval of GECC or otherwise in accordance with the Subordination Agreement. The outstanding borrowings as of June 30, 2003 under the Credit Agreement were $44.8 million. As of June 30, 2003, accrued interest and fees were approximately $1.6 million and are included in current amounts due to related parties. The entire outstanding balance of $44.8 million at June 30, 2003 is included in current liabilities as management is unable to determine the extent to which principal repayments, if any, will be made prior to July 1, 2004.

         Pursuant to two offset agreements dated July 3, 2003 between the Company, Infogrames SA and two subsidiaries of Infogrames SA, the Company will have the ability to offset certain amounts due from Atari Interactive and Atari Australia, against amounts due under the Credit Agreement. At June 30, 2003, the amounts that were subject to offset for Atari Interactive were $37.1 million upon the termination of the Senior Credit Facility with GECC and for Atari Australia, approximately $1.9 million on July 3, 2005. However, the receivable and payable are not netted against the Credit Agreement on the accompanying balance sheet because the legal right to offset does not exist until a future date.

         Medium-Term Loan

         In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA. Interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. The facility provides for the maturity of the medium-term loan as follows: $10.0 million in August 2003, representing the three month anniversary of the first shipment of the game based on the Matrix Reloaded movie; $10.0 million on December 31, 2003; $20.0 million on March 31, 2004; and $10.0 million on June 30, 2004. Provided the Company is unable to make the scheduled payments, Infogrames SA has waived any defaults through April 1, 2004. Under the Subordination Agreement, the scheduled payments are restricted by certain financial conditions including, but not limited to, the Senior Credit Facility's minimum borrowing availability and the Company's cash flow. As of June 30, 2003, the outstanding borrowings under the medium-term loan were approximately $48.3 million, all of which are in current liabilities. Additionally, accrued interest was approximately $1.2 million and is included in current amounts due to related parties.

Long-Term Related Party Debt

         0% Notes

         In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to GAP the 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The 0% Notes mature in December 2004 and will have a redemption value of $50.0 million at maturity. In lieu of payment at maturity, the 0% Notes may be converted at any time into shares of the Company's common stock at $20.00 per share. On December 28, 2001, Infogrames SA assumed the 0% Notes from GAP in exchange for shares of Infogrames SA common stock. Infogrames SA has not changed any of the terms of the 0% Notes (renamed the "Infogrames SA 0% subordinate convertible note") as they relate to the Company. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and the Company's cash flow. Interest on the 0% Notes accretes at the rate of 7% per annum.

         5% Notes

         In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to CUSH, 5% subordinated convertible notes in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes mature in December 2004 and are in the principal amount of $60.6 million. In lieu of payment at maturity the 5% CUSH Notes may be converted at any time into shares of the Company's common stock at $9.25 per share. Under the Subordination Agreement, the scheduled payment is restricted by certain financial conditions including but not limited to the Senior Credit Facility's minimum borrowing availability and the Company's cash flow.

Long-term related party debt consists of the following at June 30, 2003 (in thousands):

Infogrames SA 0% subordinated convertible note, due December 16, 2004..........   $  45,695
5% CUSH Notes, due December 16, 2004...........................................      72,245
                                                                                  ---------
                                                                                  $ 117,940
                                                                                  =========

         As of June 30, 2003, short and long-term debt obligations, royalty and license advance obligations, future minimum lease obligations under non-cancelable operating leases and restructuring obligations are summarized as follows (in thousands):

                                               CONTRACTUAL OBLIGATIONS
                                                PAYMENTS DUE BY PERIOD

                                           WITHIN 1 YEAR    1-3 YEARS       4-5 YEARS    AFTER 5 YEARS        TOTAL
                                           -------------    ---------       ---------    -------------      ---------
Short-term debt (1)....................    $   100,709      $      --       $      --      $      --        $ 100,709
Long-term debt.........................             --        117,940              --             --          117,940
Royalty and license advances...........          4,843            605              --             --            5,448
Operating lease obligations............          5,100         13,700           2,400          1,500           22,700
Restructuring obligations..............             11             --              --             --               11
                                           -----------      ---------       ---------      ---------        ---------
Total   ...............................    $   110,663      $ 132,245       $   2,400      $   1,500        $ 246,808
                                           ===========      ==========      =========      =========        =========

    (1) Pursuant to two offset agreements dated July 3, 2003 between the Company, Infogrames SA and two subsidiaries of Infogrames SA, the Company will have the ability to offset certain net receivables against amounts due under the Credit Agreement. At June 30, 2003, the amounts that are subject to offset for Atari Interactive are $37.1 million upon the termination of the Senior Credit Facility with GECC and for Atari Australia, approximately $1.9 million on July 3, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

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

 (3) amends the definition of an "underlying" to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities". SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, royalties payable and its existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

         In recent years, the Company has restructured its foreign operations. As of June 30, 2003, foreign operations represented 0.0% and 1.0% of consolidated net revenues and total assets, respectively. The Company also recorded approximately $2.0 million in operating losses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of the Company's business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company's results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company also pays royalties primarily denominated in euros to Infogrames SA from the sale of Infogrames SA products in North America. The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

Interest Rates

         The Company is exposed to market risk from changes in interest rates on its revolving credit facility, its related party credit facility and the medium-term loan. Outstanding balances under these three facilities (which aggregated approximately $100.7 million at June 30, 2003) bear interest at variable rates based on a margin over LIBOR. Based on the amount outstanding as of June 30, 2003, a 100 basis point change in interest rates would result in an approximate $1.0 million change to the Company's annual interest expense. For fixed rate debt including the Infogrames SA 0% subordinated convertible notes and the 5% CUSH Notes with a subsidiary of Infogrames SA aggregating approximately $118.0 million at June 30, 2003, interest rate changes effect the fair market value of such debt, but do not impact the Company's earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of a date (the "Evaluation Date") within 90 days of the filing of this report on Form 10-Q, with the participation of the Company's management, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures are adequate and effective.

Changes in Internal Controls. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

         During the three months ended June 30, 2003, no significant claims were asserted against or by the Company that in management's opinion the likely resolution of which would have a material adverse affect on the Company's liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

         The Company's management believes that the ultimate resolution of any of the complaints summarized below and/or any other claims which are not stated herein will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

KBK

         On September 16, 2002, Knight Bridging Korea Co., Ltd. ("KBK"), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. ("Gamesonline"), a subsidiary of Interplay Entertainment Corp., and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize (i.e., right to translate games into the local language of the country where the games are distributed) and to distribute games electronically in Korea, of Neverwinter Nights and certain games which were previously released. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any previously released games of Gamesonline. The complaint alleges the following causes of action against the
Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Atari Interactive as a named defendant, and alleging that Company managed and directed Atari Interactive to engage in the foregoing alleged acts. The Company and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named as defendants "Infogrames Asia Pacific", "Infogrames Korea", and "Interplay, Inc.". Discovery is ongoing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

31.1     Certification by the Company's Chief Executive Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification by the Company's Chief Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification by the Company's Chief Executive Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification by the Company's Chief Financial Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         No reports on Form 8-K are filed or incorporated by reference as part of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ATARI, INC.

                                      By: /s/ DAVID J. FREMED
                                          --------------------------------------
                                          David J. Fremed
                                          Senior Vice President of Finance and
                                          Chief Financial Officer
                                          Date: August 8, 2003