Form 10-Q
period 2003-09-30
ATARI INC
filed 2003-11-13
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003	Commission File No. 0-27338

ATARI, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3689915
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

417 FIFTH AVENUE, NEW YORK, NY 10016
(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 726-6500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒      No ☐

     As of November 10, 2003, there were 121,213,191 of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of March 31, 2003 and September 30, 2003 (unaudited)	3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended September 30, 2002 (unaudited), and for the Three Months and Six Months Ended September 30, 2003 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2002 and 2003 (unaudited)	5
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Nine Months Ended March 31, 2003 and Six Months Ended September 30, 2003 (unaudited)	7
Notes to the Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	33
Signature	34

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2003	2003

		(unaudited)
ASSETS
Current assets:
Cash	$815	$27,019
Receivables, net	47,053	31,145
Inventories, net	37,827	35,366
Income taxes receivable	395	409
Due from related parties	2,656	2,184
Prepaid expenses and other current assets	16,958	18,328

Total current assets	105,704	114,451
Advances to related parties	32,184	—
Property and equipment, net	14,727	14,347
Goodwill, net of accumulated amortization of $26,116 in both periods	70,224	70,224
Other intangible assets, net of accumulated amortization of $619 and $956, at March 31, 2003 and September 30, 2003, respectively	2,081	1,744
Other assets	7,162	12,275

Total assets	$232,082	$213,041

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$39,587	$39,174
Accrued liabilities	31,872	32,637
Revolving credit facility	10,651	—
Current portion of related party medium-term loan	40,000	—
Related party credit facility	44,800	—
Royalties payable	13,653	13,270
Income taxes payable	1,965	1,348
Short-term deferred income	2,077	2,077
Due to related parties	12,747	9,538

Total current liabilities	197,352	98,044
Related party debt	124,610	—
Deferred income	4,131	4,093
Other long-term liabilities	2,907	2,749

Total liabilities	329,000	104,886

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 69,920 and 120,933 shares issued and outstanding at March 31, 2003 and September 30, 2003, respectively	699	1,209
Additional paid-in capital	486,053	734,814
Accumulated deficit	(586,851)	(631,141)
Accumulated other comprehensive income	3,181	3,273

Total stockholders’ (deficiency) equity	(96,918)	108,155

Total liabilities and stockholders’ (deficiency) equity	$232,082	$213,041

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net revenues	$109,367	$60,575	$238,970	$211,933
Cost of goods sold	53,895	37,950	113,920	108,796

Gross profit	55,472	22,625	125,050	103,137
Selling and distribution expenses	19,599	13,804	41,364	33,932
General and administrative expenses	8,217	8,685	16,714	17,232
In-process research and development	—	—	7,400	—
Research and development	22,085	23,576	43,485	45,805
Depreciation and amortization	2,075	1,996	3,994	3,946

Operating income (loss)	3,496	(25,436)	12,093	2,222
Interest expense, net	3,252	3,716	7,322	6,762
Other income (expense)	494	(534)	(3,064)	(417)

Income (loss) before provision for (benefit from) income taxes	738	(29,686)	1,707	(4,957)
Provision for (benefit from) income taxes	7	(955)	1,685	(18)

Net income (loss)	$731	$(28,731)	$22	$(4,939)
Dividend to parent	—	(39,351)	—	(39,351)

Net income (loss) attributable to common stockholders	$731	$(68,082)	$22	$(44,290)

Basic and diluted net income (loss) attributable to common stockholders per share	$0.01	$(0.90)	$0.00	$(0.61)

Basic weighted average shares outstanding	69,826	75,594	69,826	72,800

Diluted weighted average shares outstanding	69,952	75,594	69,961	72,800

Net income (loss)	$731	$(28,731)	$22	$(4,939)
Other comprehensive income:
Foreign currency translation adjustments	—	48	288	92

Comprehensive income (loss)	$731	$(28,683)	$310	$(4,847)

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22	$(4,939)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,994	3,946
Write-down of investment held at cost	3,622	—
Amortization of discount on related party debt	1,435	1,339
Accrued interest	4,900	3,082
Accretion of interest on short-term promissory notes	66	—
Amortization of deferred financing fees	478	1,794
Deferred income	—	(38)
Write-off of property and equipment	496	39
In-process research and development related to acquisition of Shiny Entertainment, Inc.	7,400	—
Changes in operating assets and liabilities:
Receivables, net	(363)	15,908
Inventories, net	(11,398)	2,460
Due from related parties	(8,400)	958
Due to related parties	2,650	(4,971)
Prepaid expenses and other current assets	1,409	1,279
Accounts payable	22,327	(436)
Accrued liabilities	8,483	588
Royalties payable	8,596	(383)
Income taxes payable	962	(640)
Deferred income	553	—
Income taxes receivable	5,280	—
Other long-term liabilities	2,078	(166)
Other assets	524	(1,084)

Net cash provided by operating activities	55,114	18,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,769)	(3,105)
Advances to related parties	—	(14,368)
Acquisition of Shiny Entertainment, Inc., net of nominal cash acquired	(34,010)	—

Net cash used in investing activities	(37,779)	(17,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party credit facility, net	(17,667)	—
Borrowings from related party medium-term loan	48,278	—
Payments to third parties	(7,291)	—
Payments under short-term promissory notes	(8,833)	—
Payments of BNP Paribus revolving credit facility	(24,888)	—
Payments of General Electric Capital Corporation Senior Credit Facility, net	—	(10,651)
Proceeds from exercise of stock options	16	440
Proceeds from employee stock purchase plan	75	103
Net proceeds from public stock offering	—	35,000

Net cash (used in) provided by financing activities	(10,310)	24,892
Effect of exchange rates on cash	62	49

Net increase in cash	7,087	26,204
Cash — beginning of fiscal period	4,685	815

Cash — end of fiscal period	$11,772	$27,019

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2002	2003

SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF OPERATING ACTIVITIES:
Cash paid for interest	2,393	4,213
Cash paid for taxes	—	695

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of Shiny Entertainment, Inc.:
Fair value of assets acquired	$50,776	$—
Less: Short-term promissory notes issued to seller and others	16,059	—
Assumption of stock options	672	—
Other payments due seller	31	—
Cash acquired	4	—

Acquisition, net of cash acquired	$34,010	$—

Acquisition of Atari license for 2,000 shares of common stock	—	8,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Net debt exchanged to 39,030 shares of common stock:
Related party debt, revolving credit facility and related party medium-term loan prior to recapitalization of debt	$—	$212,429
Less: Offset of advances to related parties against related party debt	—	46,552

Net debt exchanged to common stock	$—	$165,877

Assumption of Shiny Entertainment, Inc. employee stock purchase plan	672	—

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	(Deficit)	Income	Total

Balance, July 1, 2002	69,826	$698	$485,759	$(604,921)	$3,135	$(115,329)
Issuance of common stock pursuant to employee stock purchase plan	46	—	125	—	—	125
Exercise of stock options	48	1	115	—	—	116
Issuance of warrants to external developer	—	—	54	—	—	54
Net income	—	—	—	18,070	—	18,070
Currency translation adjustment	—	—	—	—	46	46

Balance, March 31, 2003	69,920	699	486,053	(586,851)	3,181	(96,918)
Issuance of common stock pursuant to employee stock purchase plan	54	1	102	—	—	103
Exercise of stock options	95	1	439	—	—	440
Net income	—	—	—	(4,939)	—	(4,939)
Currency translation adjustment	—	—	—	—	92	92
Cashless exercise of warrants	13	—	—	—	—	—
Issuance of 39,030 common shares as part of the Company’s recapitalization in exchange for cancellation of related party debt, related party credit facility and related party medium-term loan	39,030	390	165,487	—	—	165,877
Dividend to parent as part of the recapitalization of related party debt to common shares	—	—	39,351	(39,351)	—	—
Issuance of 2,000 common shares for license of the Atari name	2,000	20	8,480	—	—	8,500
Issuance of 9,821 common shares in secondary offering, net of expenses	9,821	98	34,902	—	—	35,000

Balance, September 30, 2003 (unaudited)	120,933	$1,209	$734,814	$(631,141)	$3,273	$108,155

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Nature of Business and Other Matters

     Atari, Inc., a Delaware corporation (the “Company”), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including personal computers (“PCs”), Sony’s PlayStation and PlayStation2, Microsoft’s Xbox and Nintendo’s GameCube, Gameboy and Gameboy Advance. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations.

     On November 12, 2002 (last amended October 13, 2003), the Company obtained a 30-month $50.0 million secured revolving credit facility (“Senior Credit Facility”) with General Electric Capital Corporation (“GECC”) (Note 8) which was used to fund the Company’s working capital and general corporate needs and to provide funding to related parties which are wholly-owned by Infogrames Entertainment SA, a French corporation (“Infogrames SA”). Infogrames SA owns approximately 68% of the Company, after the exercise of an underwriter’s over-allotment option on October 21, 2003 (Note 10), directly and through its wholly-owned subsidiaries California U.S. Holdings, Inc. (“CUSH”) and Atari Interactive, Inc. (“Atari Interactive”).

     In May 2003, the Company changed its name to Atari, Inc. and changed its trading symbol on the NASDAQ National Market to “ATAR”. The Company obtained rights to use the Atari name through a license from Infogrames SA which Infogrames SA acquired as part of the acquisition of Hasbro Interactive. The Company believes that the Atari brand, which is largely credited with launching the video game industry, continues to carry a level of respect, recognition and legacy for innovation that will enhance the Company’s reputation and improve consumer recognition of its products. As of May 2003, all of the Company’s products are published, distributed and marketed under the Atari brand.

     During September 2003, the Company entered into a series of transactions to restructure the Company’s debt and equity through a recapitalization of debt and an underwritten secondary public offering of common stock (“Offering”). In conjunction with the recapitalization of debt, the Company secured long-term rights to the Atari name (“Atari License”).

Recapitalization

     On September 4, 2003, the Company, Infogrames SA, and CUSH entered into an agreement (“Recapitalization Agreement”) resulting in the exchange of all of the Company’s net related party debt with Infogrames SA and certain of its wholly-owned subsidiaries totaling $165.9 million, into 39,029,877 shares of the Company’s common stock immediately prior to the Offering. The conversion price was consistent with the Offering price of $4.25 per share. The converted debt consisted of the following outstanding amounts at September 18, 2003: $48.3 million of a medium-term loan, $44.8 million of a revolving credit agreement with Infogrames SA, $46.3 million of non-interest bearing subordinated convertible notes and $73.1 million of 5% subordinated convertible notes. The Recapitalization Agreement provided for an offset of previously provided advances to Atari Interactive and Atari Australia Pty. Ltd. (“Atari Australia”) of $44.7 million and $1.9 million, respectively. Accordingly, at September 30, 2003, no amounts remain outstanding in Advances to Related Parties, Current Portion of Related Party Medium-Term Loan, Related Party Credit Facility and Related Party Debt. Additionally, the balance of the Senior Credit Facility was fully repaid from the proceeds of the Offering. Therefore, no debt was outstanding at September 30, 2003.

     In connection with the Recapitalization Agreement, the Company issued stock at a more favorable rate than was required under the original terms of the 5% subordinated convertible notes. The incremental value of the additional stock issued was reported as a dividend to Infogrames SA for $39.4 million, which had no impact on total stockholders’ equity and has been reported as a charge in computing net income (loss) attributable to common stockholders.

Atari License

     In connection with the Recapitalization Agreement, Infogrames SA caused Atari Interactive to extend the term of the license under which the Company uses the Atari name to ten years expiring on December 31, 2013. The Company issued 2,000,000 shares of its common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of the Company’s net revenues during years six through ten of the extended license. The Company recorded a deferred charge of $8.5 million, which is being amortized at the rate of approximately $0.3 million per month. At September 30, 2003, $3.4 million of this charge is included in Prepaid Expenses and Other Current Assets with the remaining $5.0 million, net of $0.1 million of amortization, included in Other Assets.

Offering

     On September 24, 2003, the Company offered to the public 9,820,588 new shares of the Company’s common stock at an offering price of $4.25 per share. The net proceeds to the Company after all costs were $35.0 million. The Company used $3.9 million of the net proceeds to repay indebtedness outstanding under its credit facility with GECC. The remaining proceeds will be used to pay costs of developing video game software, to meet general working capital needs and, possibly, to acquire development companies or other companies involved in the development or production of video games, although there are no current agreements or understandings regarding any acquisitions.

     Additionally, on September 24, 2003, Infogrames SA sold 17,179,412 shares of the Company’s common stock as part of the Offering. The Company did not receive any proceeds from the sale of Infogrames SA’s common stock in the Company. After these transactions and the exercise of an underwriter’s over-allotment option on October 21, 2003 (Note 10), Infogrames SA owns approximately 68% of the Company directly and through its wholly-owned subsidiaries CUSH and Atari Interactive.

Change in Fiscal Year-End

     Effective March 28, 2003, the Company changed its fiscal year-end from June 30 to March 31. Accordingly, the fiscal period ended September 30, 2003, represents six months of operations.

Basis of Presentation

     The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003. The information for March 31, 2003 was derived from audited financial statements.

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

     The Company is not contractually obligated to accept returns except for defective product. However, the Company may permit its customers to return or exchange product and provides allowances for estimated returns, price concessions, or other allowances on a negotiated basis. The Company estimates such returns and allowances based upon management’s evaluation of historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. Such estimates are deducted from gross sales and provided for at the time revenue is recognized.

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

Goodwill and Other Intangible Assets

     On June 30, 2001, the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 eliminates goodwill amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. Intangible assets with finite lives are amortized over their useful lives. The Company adopted SFAS No. 142 effective July 1, 2001. Such adoption did not result in an impairment of goodwill, based on an assessment of fair value performed by an independent appraisal company. As of March 31, 2003, the Company has performed its annual fair-value based assessment which did not result in any impairment of goodwill and intangibles. However, future changes in the facts and circumstances relating to the Company’s goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

     Other intangible assets approximate $2.1 million and $1.7 million, net of accumulated amortization of $0.6 million and $1.0 million at March 31, 2003 and September 30, 2003, respectively.

Fair Values of Financial Instruments

     SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party credit facilities and amounts due to and from related parties are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments.

Long-Lived Assets

     The Company reviews long-lived assets, such as fixed assets to be held, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated fair market value of the asset is less than the carrying amount of the asset plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds its fair value, as defined in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

Research and Development Costs

     Research and development costs related to the design, development and testing of new software products are charged to expense as incurred. Research and development costs also include payments for royalty advances (“Milestone Payments”) to third-party developers for products that are currently in development.

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

Reclassifications

     Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on previously reported results of operations.

Income Taxes

     The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction’s laws or regulations. As of September 30, 2003, the Company has combined net operating loss carryforwards of approximately $438.8 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2022. In addition, the amount and expiration of net operation loss carryforwards may differ for state tax purposes. The Company experienced an ownership change in 1999 as a result of its acquisition by Infogrames SA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these loses. Pre-acquisition losses of approximately $203.3 million are subject to an annual limitation (approximately $7.2 million). The Company monitors the tax liability on a quarterly basis and records the estimated tax obligation based on our current year-to-date taxable income.

Net Income (Loss) Attributable to Common Stockholders Per Share

     Basic net income (loss) attributable to common stockholders per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants using the treasury stock method and other convertible securities. The convertible debt, warrants and all shares issuable under stock-based compensation plans would be anti-dilutive and, therefore, have not been considered in the diluted net income (loss) attributable to common stockholders per share calculation for the three months and six months ended September 30, 2003. For the three months and six months ended September 30, 2002, all shares exercisable under stock-based compensation plans and exercisable warrants are dilutive and, therefore, have been considered in the diluted net income (loss) attributable to common stockholders per share calculation. However, as the convertible debt would be anti-dilutive, it has not been considered in the diluted net income (loss) attributable to common stockholders per share calculation for the three months and six months ended September 30, 2002.

     The following is an analysis of the difference between the shares used in basic and diluted net income (loss) attributable to common stockholders per share (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2002	2003	2002	2003

Basic and diluted earnings per share calculation:
Net income (loss)	$731	$(28,731)	$22	$(4,939)
Dividend to parent	—	(39,351)	—	(39,351)

Net income (loss) attributable to common stockholders	$731	$(68,082)	$22	$(44,290)

Weighted average shares outstanding	69,826	75,594	69,826	72,800
Basic net income (loss) attributable to common stockholders per share	$0.01	$(0.90)	$0.00	$(0.61)

Weighted average shares outstanding	69,826	75,594	69,826	72,800
Dilutive potential common shares:
Employee stock options and warrants	126	—	135	—

Diluted weighted average shares outstanding	69,952	75,594	69,961	72,800

Diluted net income (loss) attributable to common stockholders per share	$0.01	$(0.90)	$0.00	$(0.61)

     The number of antidilutive shares that were excluded from the diluted earnings per share calculation for the three months and six months ended September 30, 2002 was approximately 10,000,000 for both periods. The number of antidilutive shares that were excluded from the diluted earnings per share calculation for the three months and six months ended September 30, 2003 was approximately 9,100,000 and 9,700,000, respectively.

Stock-Based Compensation

     The Company accounts for employee stock option plans under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Any equity instruments issued other than to employees for acquiring goods and services are accounted for using fair value at the date of grant.

     In fiscal 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results.

     At September 30, 2003, the Company had three stock option plans. No compensation cost is reflected in net income (loss), as all options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2002	2003	2002	2003

Net income (loss):
Basic and diluted – as reported	$731	$(28,731)	$22	$(4,939)
Less: Fair value of stock-based employee compensation expense, net of related tax effects	1,386	1,431	2,927	2,854

Basic and diluted - pro forma net loss	(655)	(30,162)	(2,905)	(7,793)
Dividend to parent	—	(39,351)	—	(39,351)

Basic and diluted - pro forma net loss attributable to common stockholders	$(655)	$(69,513)	$(2,905)	$(47,144)

Net income (loss) per share:
Basic and diluted attributable to common stockholders – as reported	$0.01	$(0.90)	$0.00	$(0.61)
Basic and diluted attributable to common stockholders - pro forma	$(0.01)	$(0.92)	$(0.04)	$(0.65)

     The fair market value of options granted under stock option plans during the three months and six months ended September 30, 2002 and 2003 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Three Months				Six Months
	Ended				Ended
	September 30,				September 30,
	2002		2003		2002		2003

Dividend yield		0%		0%		0%		0%
Anticipated volatility		95%		127%		95%		122%
Weighted average risk-free interest rate		4.51%		2.75%		4.51%		2.68%
Expected lives	4	years	4	years	4	years	4	years

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB permitted companies to defer the effective date from July 1, 2003 to December 31, 2003, in whole or in part, and has issued a proposed amendment to this interpretation before December 31, 2003. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion. In particular, the Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an “underlying” to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to the Company.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities”. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new principle did not have a material impact on the Company’s financial condition or results of operations.

NOTE 2 – SHINY ACQUISITION

     On April 30, 2002, the Company acquired all of the outstanding shares of common stock of Shiny Entertainment, Inc. (“Shiny”), a videogame development studio (the “Shiny Acquisition”). Total consideration, including acquisition costs and assumption of employee stock options to purchase shares of common stock of Shiny was approximately $50.8 million. The Shiny Acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, in process research and development, other intangible assets and goodwill. Accordingly, $7.4 million of in process research and development was expensed in the year ended June 30, 2002. Furthermore, $2.7 million of the purchase price was allocated to other intangible assets and the balance was allocated to net liabilities and goodwill. Other intangible assets are being amortized over four years.

     The purchase price paid by the Company for the shares of Shiny consisted of (i) $31.0 million in cash at closing, (ii) the issuance of short-term promissory notes for an aggregate principal face amount of $16.2 million payable by the Company in installments through July 31, 2002, (iii) $2.0 million paid to third-party licensors, (iv) assumption of employee stock options granted to purchase shares of Shiny valued at $0.7 million and (v) approximately $0.9 million in professional and legal costs. The Company financed the purchase with borrowings from Infogrames SA, under a medium-term loan (Note 8), which guaranteed repayments of the short-term promissory notes. As of September 30, 2003, no amount remained outstanding of the medium-term loan (Note 1).

NOTE 3 – RECEIVABLES, NET

     Receivables consist of the following (in thousands):

	March 31,	September 30,
	2003	2003

Trade accounts receivable	$87,372	$73,673
Less: Allowances for bad debts, returns, price protection and other customer promotional programs	(40,319)	(42,528)

	$47,053	$31,145

NOTE 4 – INVENTORIES, NET

     Inventories consist of the following (in thousands):

	March 31,	September 30,
	2003	2003

Finished goods	$38,721	$34,140
Return inventory	2,786	3,006
Raw materials	1,223	934

	42,730	38,080
Less: Obsolescence reserve	(4,903)	(2,714)

	$37,827	$35,366

NOTE 5 – ADVANCES TO RELATED PARTIES

Advances to Atari Interactive

     The GECC Senior Credit Facility allows the Company to make advances (up to a maximum of $45 million) to Atari Interactive through related party loans. This related party loan bears interest at prime plus 150 basis points and, prior to the Recapitalization Agreement, was repayable from distribution royalties owed by the Company to Atari Interactive in the ordinary course of operations. Additionally, normal trade payables to Atari Interactive are netted against the loan balance outstanding when the invoices become due (generally in 45 days). At March 31, 2003, loans due from Atari Interactive were $30.5 million.

     As part of the Recapitalization Agreement, Atari Interactive, Infogrames SA and the Company agreed to offset the amount due from Atari Interactive for advances, loans and current accounts receivable against amounts due under the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes to Infogrames SA. As of September 18, 2003, the Company had approximately $44.7 million due from Atari Interactive that was offset against the balance outstanding of the $50.0 million principal amount of non-interest bearing subordinated convertible notes. No balance remains outstanding as of September 30, 2003.

     For the six months ended September 30, 2003, the Company recognized interest income on the advances of approximately $1.1 million, of which no amount remained outstanding at September 30, 2003.

Advances to Atari Australia

     The Company’s Australian operations have earned distribution revenues and incurred management fees from Atari Australia, a wholly-owned subsidiary of Infogrames SA. As of March 31, 2003, the Company had approximately $1.7 million outstanding from Atari Australia.

     As part of the Recapitalization Agreement, Infogrames SA and the Company agreed to offset the outstanding receivable balance owed from Atari Australia against amounts due under the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes owed to Infogrames SA. As of September 18, 2003, the Company had approximately $1.9 million outstanding from Atari Australia that was offset against the outstanding balance of the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes. No balance remains outstanding as of September 30, 2003.

NOTE 6 – ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

	March 31,	September 30,
	2003	2003

Accrued advertising	$1,769	$1,691
Accrued professional fees and other services	1,696	2,154
Accrued salary and related costs	8,944	9,113
Accrued freight and processing fees	1,207	1,132
Accrued third-party development expenses	4,826	3,417
Accrued distribution services	8,134	8,786
Other	5,296	6,344

	$31,872	$32,637

NOTE 7 – Commitments and Contingencies

Litigation

     During the six months ended September 30, 2003, no significant claims were asserted against or by the Company that in management’s opinion the likely resolution of which would have a material adverse affect on the Company’s liquidity, financial condition or results of operations, although the Company is involved in various legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

     The Company’s management believes that the ultimate resolution of any of the actions summarized below or any other actions which are not specifically described herein will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

KBK

     On September 16, 2002, Knight Bridging Korea Co., Ltd. (“KBK”), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. (“Gamesonline”), a subsidiary of Interplay Entertainment Corp., and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize (i.e., right to translate games into the local language of the country where the games are distributed) and to distribute games electronically in Korea, of Neverwinter Nights and certain games which were previously released. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any previously released games of Gamesonline. The complaint alleges the following causes of action against the Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Atari Interactive (formerly known as Infogrames Interactive, Inc.) as a named defendant, and alleging that Company managed and directed Atari Interactive to engage in the foregoing alleged acts. The Company and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named as defendants “Infogrames Asia Pacific”, “Infogrames Korea”, and “Interplay, Inc.”. Discovery is ongoing.

Interplay

     On September 19, 2003, Interplay Entertainment Corp. (“Interplay”) commenced a wrongful termination and breach of contract action (the “Action”) in New York State Supreme Court, New York County in which it named Atari Interactive and the Company as defendants, seeking, among other things, a judgment declaring that a computer game license agreement between Interplay and Atari Interactive continues to be in full force and effect.

     On September 23, 2003, Interplay obtained a preliminary injunction that prevents termination of the computer game license agreement. On October 9, 2003, Atari Interactive answered the complaint, denying all claims, asserting several affirmative defenses and counterclaims for breach of contract and one counterclaim for a judgment declaring the computer game license agreement terminated. Atari Interactive’s answer also asserts that the Company was incorrectly named as the defendant in this Action. Both sides have sought damages in an amount to be determined at trial. Preliminary discovery in this Action has just commenced.

NOTE 8 – DEBT

Credit Facilities

     GECC Senior Credit Facility

     On November 12, 2002 (last amended October 13, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC to fund the Company’s working capital and general corporate needs, as well as to fund advances to Paradigm Entertainment Inc. (“Paradigm”) and Atari Interactive, each a related party. Loans under the Senior Credit Facility are based on a borrowing base comprised of the value of the Company’s accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and names certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the Senior Credit Facility are secured by the Company’s assets. At September 30, 2003, all outstanding borrowings have been fully repaid (Note 1) and $8.7 million of letters of credit were outstanding. As of September 30, 2003, accrued interest was minimal and the Company was in compliance with all financial covenants.

Infogrames SA credit facilities and debt with the Company

     Credit Agreement

     The Company maintained a revolving credit agreement with Infogrames SA (the “Credit Agreement”) which provides for an aggregate commitment of $75.0 million which bears interest at LIBOR plus 2.5%. Effective December 31, 2002, the maturity date of the Credit Agreement was extended to April 1, 2004. This agreement requires that the Company comply with certain financial covenants and, among other items, restricts capital expenditures. As of September 30, 2003, all outstanding borrowings have been exchanged for 10,541,105 newly issued common shares under the terms of the Recapitalization Agreement and the facility has been terminated. As of September 30, 2003, accrued interest and fees that remain outstanding were approximately $0.8 million and are included in current amounts due to related parties.

     Medium-Term Loan

     In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA. Interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. As of September 30, 2003, all outstanding borrowings have been exchanged for 11,359,319 newly issued common shares under the terms of the Recapitalization Agreement and this facility has been terminated. Additionally, as of September 30, 2003 accrued interest was approximately $0.6 million and is included in current amounts due to related parties.

Long-Term Related Party Debt

     0% Notes

     In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to General Atlantic Partners, LLC (“GAP”) the $50.0 million principal amount of non-interest bearing subordinated convertible notes (“0% Notes”) in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The 0% Notes mature in December 2004 and will have a redemption value of $50.0 million at maturity. In lieu of payment at maturity, the 0% Notes may be converted at any time into shares of the Company’s common stock at $20.00 per share. On December 28, 2001, Infogrames SA assumed the 0% Notes from GAP in exchange for shares of Infogrames SA common stock. Infogrames SA has not changed any of the terms of the 0% Notes (renamed the “Infogrames SA 0% subordinated convertible note”) as they relate to the Company. Interest on the Infogrames SA 0% subordinated convertible note accretes at the rate of 7% per annum.

     Under the terms of the September 4, 2003 Recapitalization Agreement, the Infogrames SA 0% subordinated convertible note has been fully offset against the advances to related parties (Note 1). As of September 30, 2003, this note was terminated and no balance remains outstanding.

     5% Notes

     In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to CUSH, 5% subordinated convertible notes (“5% CUSH Notes”) in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes mature in December 2004 and have a principal amount of $60.6 million. In lieu of payment at maturity, the 5% CUSH Notes may be converted at any time into shares of the Company’s common stock at $9.25 per share.

     Under the terms of the September 4, 2003 Recapitalization Agreement, the 5% CUSH Notes, net of the remaining advances to related parties (Note 1), have been fully converted to 17,129,453 of the Company’s newly issued common shares at a fair-market value of $4.25 per share. The common shares issued by the Company were at a more favorable rate than that required under the original terms of the 5% CUSH Notes. The resulting incremental value of the additional stock issued was recorded as a dividend to Infogrames SA of $39.4 million (Note 1).

     In September 2003, the Company expensed the full $1.3 million remaining deferred financing fees outstanding related to the Infogrames SA 0% subordinated convertible note and the 5% CUSH Notes as a result of the Recapitalization Agreement.

NOTE 9 – OPERATIONS BY REPORTABLE SEGMENTS

     The Company has three reportable segments: publishing, distribution and corporate. Publishing is comprised of three studios located in Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the Corporate segment and a portion is recorded to the publishing segment. This amount consists of depreciation on computers and office furniture at the publishing unit offices. Historically, the Company does not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating results of these segments.

     The Company’s reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, merchandising and marketing strategies.

     The following unaudited summary represents the consolidated net revenues, operating income (loss), depreciation and amortization and interest by reportable segment for the three months and six months ended September 30, 2002 and 2003 (in thousands):

	Publishing	Distribution	Corporate	Total

Three months ended September 30, 2002:
Net revenues	$83,639	$25,728	$—	$109,367
Operating income (loss)	3,503	5,727	(5,734)	3,496
Depreciation and amortization	(1,119)	(142)	(814)	(2,075)
Interest, net	—	17	(3,269)	(3,252)

	Publishing	Distribution	Corporate	Total

Three months ended September 30, 2003:
Net revenues	$45,009	$15,566	$—	$60,575
Operating (loss) income	(20,549)	2,451	(7,338)	(25,436)
Depreciation and amortization	(962)	(7)	(1,027)	(1,996)
Interest, net	—	6	(3,722)	(3,716)
Six months ended September 30, 2002:
Net revenues	$191,941	$47,029	$—	$238,970
Operating income (loss)	15,377	8,322	(11,606)	12,093
Depreciation and amortization	(2,014)	(286)	(1,694)	(3,994)
Interest, net	(58)	45	(7,309)	(7,322)
Six months ended September 30, 2003:
Net revenues	$180,609	$31,324	$—	$211,933
Operating income (loss)	10,209	5,697	(13,684)	2,222
Depreciation and amortization	(1,915)	(183)	(1,848)	(3,946)
Interest, net	—	21	(6,783)	(6,762)

NOTE 10 – SUBSEQUENT EVENT

Offering Over-Allotment Option

     On October 21, 2003, the underwriters of the Company’s secondary public offering occurring on September 24, 2003, exercised their over-allotment option, purchasing 3,855,400 shares at a purchase price of $4.25 per share. The option shares were purchased from Infogrames SA, reducing Infogrames SA’s direct and indirect ownership to approximately 68% of the Company. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to stockholders and others, press releases, securities filings, and all other documents and communications. Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words “believe”, “expect”, “anticipate”, “intend”, “will”, “should”, “may” and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some of the factors that could cause actual results or future events to differ materially or otherwise, include the following: the loss of key customers, such as Wal-Mart, Best Buy, Target or Toys ‘R’ Us; fluctuations in the Company’s quarterly net revenues and results of operations based on the seasonality of our industry; delays in product development and related product release schedules; maintaining relationships with leading independent video game software developers; adapting to the rapidly changing industry technology, including new console technology; maintaining or acquiring licenses to intellectual property; the termination or modification of our agreements with hardware manufacturers; an inability to find suitable acquisition candidates or equity or debt financing on terms commercially reasonable to the Company; pricing of and demand for distributed products; inability to collect outstanding accounts and notes receivable when due or within a reasonable period of time thereafter; the actions of competitors with greater financial resources; economic and market factors, and other factors. Please see the “Risk Factors” in the Company’s Registration Statement on Form S-2 on file with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, the Company disclaims any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The Company is a leading global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience.

     Development, publishing and distribution of video game software are the Company’s major activities. Development activities include development of games by both internal and external development studios. Internal studios are studios owned and/or managed by us for the sole purpose of game development and external development studios are independent studios with which the Company or Infogrames SA and its subsidiaries have contracts for the development of specific titles. The Company’s publishing activities include overseeing development, sales, marketing and packaging of video game software. Distribution activities primarily include the sale of games produced by other publishers (“Third-Party Products”).

     The video game software industry has experienced an increased rate of change and complexity in the technological innovations of video game hardware and software. In addition to these technological innovations, there has been greater competition for shelf space and creative talent as well as increased buyer selectivity. As a result, the video game industry has become increasingly hit-driven, which has led to higher per game production budgets, longer and more complex development processes, and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development process, have increased the need for disciplined product development processes that limit cost and overruns. This, in turn, has increased the importance of leveraging the technologies, characters or storylines of existing hit titles into additional video game software franchises in order to spread development costs among multiple products. In this environment, the Company is determined to achieve balances between internal and external development, and licensed and proprietary products.

     The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, CompUSA, and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, the Company’s games are made available through various Internet and on-line networks. Our sales to key customers Wal-Mart, Best Buy, and Target accounted for approximately 24.1%, 9.9%, and 9.0%, respectively, of net revenues for the six months ended September 30, 2003.

     Recapitalization and Offering

          During the second quarter of fiscal 2004, the Company completed a recapitalization through the issuance of new shares pursuant to an agreement with its majority stockholder, Infogrames SA and a public offering. Per the agreement with Infogrames SA, on September 18, 2003, the Company, among other things, issued an aggregate of 39,029,877 shares of its common stock, valued at $4.25 per share, to Infogrames SA and it’s wholly-owned subsidiary CUSH, in satisfaction of approximately $165.9 million of the Company’s net indebtedness to Infogrames SA. On September 24, 2003, Infogrames SA sold 17,179,412 of such shares at $4.25 per share in a public offering. The Company also sold 9,820,588 new shares of its common stock in the public offering at $4.25 per share, generating net proceeds to the Company of approximately $35.0 million.

     After these transactions and the exercise of the underwriter’s over-allotment option on October 21, 2003, Infogrames SA owns approximately 68% of the Company directly and through its wholly-owned subsidiaries CUSH and Atari Interactive.

Critical accounting policies

     The Company’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Sales returns, price protection, other customer related allowances and allowance for doubtful accounts

     Sales are recorded net of estimated future returns, price protection and other customer related allowances. The Company is not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, the Company may permit the return or exchange of products sold to certain customers. In addition, the Company may provide price protection, co-operative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, market acceptance of products produced, budgeted customer allowances and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

     For the three months ended September 30, 2002 and 2003, the Company recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $21.0 million and $19.4 million, respectively. For the six months ended September 30, 2002 and 2003, the Company recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $49.6 million and $50.9 million, respectively. As of March 31, 2003 and September 30, 2003, the aggregate reserves against accounts receivables for bad debts, returns, price protection and other customer promotional programs were approximately $40.3 million and $42.5 million, respectively.

Inventories

     The Company writes down its inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended September 30, 2002 and 2003, the Company recorded obsolescence expense of approximately $0.5 million and $0.2 million, respectively. For the six months ended September 30, 2002 and 2003, the Company recorded obsolescence expense of approximately $2.2 million and $0.6 million, respectively. As of March 31, 2003 and September 30, 2003, the aggregate reserve against inventories was approximately $4.9 million and $2.7 million, respectively.

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

Income taxes

     The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction’s laws or regulations. As of September 30, 2003, the Company has combined net operating loss carryforwards of approximately $438.8 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2022. In addition, the amount and expiration of net operation loss carryforwards may differ for state tax purposes. The Company experienced an ownership change in 1999 as a result of its acquisition by Infogrames SA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these loses. Pre-acquisition losses of approximately $203.3 million are subject to an annual limitation (approximately $7.2 million). The Company monitors the tax liability on a quarterly basis and records the estimated tax obligation based on our current year-to-date taxable income.

Results of operations

     The following unaudited table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods presented:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.3	62.6	47.7	51.3

Gross profit	50.7	37.4	52.3	48.7
Selling and distribution expenses	17.9	22.8	17.3	16.0
General and administrative expenses	7.5	14.4	6.9	8.2
In-process research and development	—	—	3.1	—
Research and development	20.2	38.9	18.2	21.6
Depreciation and amortization	1.9	3.3	1.7	1.9

Operating income (loss)	3.2	(42.0)	5.1	1.0
Interest expense, net	3.0	6.1	3.1	3.2
Other income (expense)	0.5	(0.9)	(1.3)	(0.1)

Income (loss) before provision for (benefit from) income taxes	0.7	(49.0)	0.7	(2.3)
Provision for (benefit from) income taxes	—	(1.6)	0.7	—

Net income (loss)	0.7	(47.4)	0.0	(2.3)
Dividend to parent	—	(65.0)	—	(18.6)

Net income (loss) attributable to common stockholders	0.7	(112.4)	0.0	(20.9)

     Three months ended September 30, 2003 versus the three months ended September 30, 2002

     Net revenues for the three months ended September 30, 2003 decreased approximately $48.8 million or 44.6% from $109.4 million to $60.6 million.

     Total publishing net revenues for the three months ended September 30, 2003 decreased approximately $38.7 million or 46.2% to $45.0 million from $83.7 million in the comparable 2002 period. This decrease is due to strong prior year performance and a light schedule of new product releases in the current quarter, as anticipated. The current period’s net revenues included newly launched titles from the Dungeons & Dragons (“D&D”) franchise, D&D: Heroes for Xbox and The Temple of Elemental Evil: A Classic Greyhawk Adventure for the PC, that ranked as the Company’s third and fourth best selling titles of the quarter. Other top sellers in the three months ended September 30, 2003 included Enter the Matrix on all platforms and Dragon Ball Z (“DBZ”): Legacy of Goku II, both released in the previous quarter. The comparable September 2002 period benefited from several strong new releases in both the quarter and the preceding quarter ending June 30, 2002. The June 30, 2002 releases selling strongly into the September 30, 2002 quarter included DBZ: Legacy of Goku for Gameboy Advance, Unreal Tournament 2003 for the PC and Neverwinter Nights for the PC, while major new releases during the September 30, 2002 quarter included Terminator: Dawn of Fate for PS2 and Xbox, as well as Superman: Shadow of Apokolips for PS2. Included in publishing net revenues are international royalties earned from the sale of US product sold in Europe. Furthermore, within the three months ended September 30, 2002, the Company recorded $8.6 million in international royalties as compared to a nominal amount recorded in the September 30, 2003 quarter. Total third-party distribution net revenues for the three months ended September 30, 2003 decreased by approximately $10.1 million or 39.3% to $15.6 million from $25.7 million in the comparable 2002 period from continued general industry softness in productivity software, the loss of distribution business from certain vendors, and fewer new titles launched in the current period by the Company’s third-parties for whom it distributes.

     Gross profit decreased to $22.6 million for the three months ended September 30, 2003 from $55.5 million in the comparable 2002 period due mainly to decreased sales volume. Gross profit as a percentage of net revenues decreased from 50.7% for the three months ended September 30, 2002 to 37.4% in the comparable 2003 period. This decline of gross profit as a percentage of net revenues is largely the result of a higher mix of royalty-bearing product sales and lower average pricing per unit sold. Other contributing factors to lower margins include a shift within the publishing business from PC product to more costly console product. Approximately 61.5% of the publishing business shipments were console sales during the three months ended September 30, 2003 versus 59.9% in the comparable 2002 period. For the three months ended September 30, 2003, the distribution business accounted for 25.7% of the Company’s net revenues as compared to 23.5% for the comparable 2002 period.

     Selling and distribution expenses primarily include shipping expenses, personnel expenses, advertising and promotion expenses and distribution costs. During the three months ended September 30, 2003, selling and distribution expenses decreased approximately $5.8 million, or 29.6%, to $13.8 million from $19.6 million in the comparable 2002 period due to lower advertising expense from fewer new product releases as well as lower variable costs (mainly freight and handling) from decreased net revenues. Advertising expenses decreased $3.1 million from the prior quarter and variable distribution costs decreased $2.1 million. Selling expenses, including travel and marketing overhead, decreased $0.5 million to $3.9 million from $4.4 million in the September 2002 quarter. The selling and distribution expenses increased as a percentage of net revenues to 22.8% for the three months ended September 30, 2003 from 17.9% in the comparable 2002 period reflecting the impact of a decrease in sales relative the Company’s fixed cost base and advertising expenses.

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three months ended September 30, 2003 and 2002 increased $0.5 million, or 6.1%, to $8.7 million from $8.2 million, due to the increased building rent and maintenance expenses. General and administrative expenses as a percentage of net revenues increased to 14.4% for the three months ended September 30, 2003 from 7.5% in the comparable 2002 period due to the impact of lower sales generated in the current quarter.

     Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the three months ended September 30, 2003 increased approximately $1.5 million, or 6.8%, to $23.6 million from $22.1 million in the comparable 2002 period. The development expenses incurred by external developers increased $3.2 million from the September 2002 quarter, because of the timing of milestone completions upon which this expense is based. In relation to total research and development expenses, the internal costs represented 36.5% of the total research and development costs for the three months ended September 30, 2003, while internal costs were 46.6% of total research and development costs for the comparable 2002 period.

     Depreciation and amortization for the three months ended September 30, 2003 remained relatively constant, decreasing by $0.1 million, or 4.8%, to $2.0 million from $2.1 million in the comparable 2002 period.

     Interest expense, net, increased approximately $0.4 million to $3.7 million for the three months ended September 30, 2003 from $3.3 million in the comparable 2002 period. During the three months ended September 30, 2003, the Company expensed the full $1.3 million remaining deferred financing fees outstanding as a result of the conversion of all outstanding related party debt to equity. This increase is offset by interest income received from advances to related parties of approximately $0.5 million and lower average borrowings over the comparable 2002 period.

     During the three months ended September 30, 2003, the Company recorded a tax benefit of $1.0 million, reversing estimated tax provisions established in the prior quarter to reflect the estimated tax obligation on year-to-date taxable income.

     Six months ended September 30, 2003 versus the six months ended September 30, 2002

     Net revenues for the six months ended September 30, 2003 decreased approximately $27.1 million or 11.3% from $239.0 million to $211.9 million.

     Total publishing net revenues for the six months ended September 30, 2003 decreased approximately $11.3 million or 5.9% to $180.6 million from $191.9 million in the comparable 2002 period. The strong performance in the prior period combined with a light schedule of new product releases in the current period led to the decrease in publishing revenues for the six months ended September 30, 2003. On May 15, 2003, the Company launched its much anticipated new release, Enter the Matrix, which became the industry’s top-selling title on all console platforms for the month of May. Other major new releases in the 2003 period included newly launched titles from the D&D franchise, D&D: Heroes for Xbox and The Temple of Elemental Evil: A Classic Greyhawk Adventure for the PC, as well as DBZ: Legacy of Goku II for Gameboy Advance,

Godzilla: Destroy All Monsters for Xbox and Neverwinter Nights Expansion Pack I for the PC. The comparable September 2002 period benefited from several strong new releases including Stuntman for PS2, Test Drive 1 for PS2, Neverwinter Nights for the PC, Terminator: Dawn of Fate for PS2 and Xbox, DBZ: Legacy of Goku for Gameboy Advance, Unreal Tournament 2003 for the PC and Superman: Shadow of Apokolips for PS2. Additionally, international royalties earned from the sale of US product in Europe for the six months ended September 30, 2003 were $17.3 million, significantly above the comparable 2002 international royalties of $10.2 million due largely to the success of Enter the Matrix. The 2002 period benefited chiefly from the strong international sales of Stuntman and Unreal Tournament 2003. Total third-party distribution net revenues for the six months ended September 30, 2003 decreased by approximately $15.8 million or 33.5% to $31.3 million from $47.1 million in the comparable 2002 period from continued general industry softness in productivity software, the loss of distribution business from certain vendors, and fewer new titles launched in the current period by the Company’s third-parties for whom it distributes.

     Gross profit decreased to $103.1 million for the six months ended September 30, 2003 from $125.1 million in the comparable 2002 period due mainly to decreased sales volume. Gross profit as a percentage of net revenues decreased from 52.3% for the six months ended September 30, 2002 to 48.7% in the comparable 2003 period. This decline of gross profit as a percentage of net revenues is the net result of a shift within the publishing business from PC product to more costly console product, partially offset by a shift out of the distribution business into the publishing business. Approximately 73.2% of the publishing businesses shipments were console sales during the six months ended September 30, 2003 versus 65.1% in the comparable 2002 period. For the six months ended September 30, 2003, the distribution business accounted for 14.8% of the Company’s net revenues as compared to 19.7% for the comparable 2002 period. Finally, a higher mix of royalty-bearing products sold in the current period also lowered margins.

     During the six months ended September 30, 2003, selling and distribution expenses decreased approximately $7.5 million, or 18.1%, to $33.9 million from $41.4 million in the comparable 2002 period due to lower advertising expense from fewer new product releases as well as lower variable costs (mainly freight and handling) from decreased net revenues. Advertising expenses decreased $2.1 million and variable distribution costs decreased $2.8 million from the comparable 2002 period. Selling expenses, including travel and marketing overhead, decreased $1.6 million to $7.9 million from $9.5 million in the September 2002 period. The selling and distribution expenses decreased as a percentage of net revenues to 16.0% for the six months ended September 30, 2003 from 17.3% in the comparable 2002 period as various planned operational efficiencies have reduced freight and handling costs.

     General and administrative expenses for the six months ended September 30, 2003 increased $0.5 million, or 3.0%, to $17.2 million from $16.7 million in the comparable 2002 period, due to the increased building rent and maintenance expenses. General and administrative expenses as a percentage of net revenues increased to 8.2% for the six months ended September 30, 2003 from 6.9% in the comparable 2002 period due to the impact of lower sales generated in the current period.

     The $7.4 million of in-process research and development expense in the September 2002 period represents a portion of the purchase price paid for the Shiny development studio during that period. All in-process research and development must be charged to expense in the period immediately following the related acquisition. No such expense was recorded in the current period.

     Research and development expenses for the six months ended September 30, 2003 increased approximately $2.3 million, or 5.3%, to $45.8 million from $43.5 million in the comparable 2002 period. The development expenses incurred by external developers increased $2.5 million from the September 2002 period, because of the timing of milestone completions upon which this expense is based. In relation to total research and development expenses, the internal costs represented 42.1% of the total research and development costs for the six months ended September 30, 2003, while internal costs were 44.8% of total research and development costs for the comparable 2002 period.

     Depreciation and amortization for six months ended September 30, 2003 remained relatively constant, decreasing by $0.1 million, or 2.5%, to $3.9 million from $4.0 million in the comparable 2002 period.

     Interest expense, net, decreased approximately $0.5 million to $6.8 million for the six months ended September 30, 2003 from $7.3 million in the comparable 2002 period. During the six months ended September 30, 2003, the Company expensed the full $1.3 million remaining deferred financing fees outstanding as a result of the conversion of all outstanding related party debt to equity. This increase is offset by interest income received from advances to related parties of approximately $1.1 million and lower average borrowings over the comparable 2002 period.

     Other income (expense) included a $3.6 million write-down of the Company’s investment in an external developer during the six months ended September 30, 2002. No such expense was recorded during the six months ended September 30, 2003.

     During the six months ended September 30, 2002, the Company recorded a provision for taxes of $1.7 million, the majority of which related to foreign tax liabilities of the Company’s foreign operations. During the six months ended September 30, 2003, a nominal balance was recorded as a benefit from income taxes.

Liquidity and Capital Resources

     As of September 30, 2003, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products. On November 12, 2002, (last amended October 13, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC which was used to fund the Company’s working capital and general corporate needs and to provide funding to certain related parties which are wholly-owned by Infogrames SA.

     On September 4, 2003, the Company entered into a Recapitalization Agreement exchanging all of the Company’s related party debt, net of certain advances, with Infogrames SA and certain of its wholly-owned subsidiaries into shares of the Company’s common stock. Subsequently, on September 24, 2003, the Company issued new shares of its common stock in a secondary public offering generating net proceeds of $35.0 million, of which $3.9 million was used to repay the outstanding balance of the Senior Credit Facility with GECC. As of September 30, 2003, the Company has no outstanding debt. The remaining proceeds from the Offering will be used to pay costs of developing video game software, to meet general working capital needs and, possibly, to acquire development companies or other companies involved in the development or production of video games, although there are no current agreements or understandings regarding any acquisitions. See the Company’s Registration Statement on Form S-2 for a discussion of “Risk Factors” that could materially impact expected cash flows.

Cash Flows

     Cash was $27.0 million at September 30, 2003 compared to $0.8 million at March 31, 2003. As of September 30, 2003, the Company had working capital of $16.4 million compared to a working capital deficit of $91.6 million at March 31, 2003.

     During the six months ended September 30, 2003, $18.7 million was provided by operating activities generated primarily by the reduction of trade receivables of $15.9 million and inventories of $2.5 million, partially offset by the net loss incurred in the current period and a decrease in amounts due to related parties. Operating funds and net proceeds from the public offering on September 24, 2003 included in financing activities were used to pay-off $10.7 million of borrowings under the GECC Senior Credit Facility and to fund capital expenditures of $3.1 million during the period. The Company also advanced Atari Interactive $14.4 million under the terms of the GECC Senior Credit Facility in order to support its operations. Atari Interactive develops games which the Company distributes in North America and, consequently, the Company is dependent, in part, on Atari Interactive’s development activities for growth in its publishing revenues.

     The Company expects continued volatility in the use of cash due to seasonality of the business, receivable payment cycles and quarterly working capital needs to finance its publishing businesses and growth objectives.

     The Company’s outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of its business and the timing of new product releases. There were no significant changes in the credit terms with customers during the six month period.

     The Company does not currently have any material commitments with respect to any capital expenditures.

     The Company is also party to various litigations arising in the course of its business, the resolution of none of which, management believes, will have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Credit Facilities

     GECC Senior Credit Facility

     On November 12, 2002 (last amended October 13, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC to fund the Company’s working capital and general corporate needs, as well as to fund advances to Paradigm Entertainment Inc. (“Paradigm”) and Atari Interactive, each a related party. Loans under the Senior Credit Facility are based on a borrowing base comprised of the value of the Company’s accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and names certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the Senior Credit Facility are secured by the Company’s assets. As of September 30, 2003, all outstanding borrowings have been fully repaid (Note 1) and $8.7 million of letters of credit were outstanding. As of September 30, 2003, accrued interest was minimal and the Company was in compliance with all financial covenants.

Infogrames SA credit facilities and debt with the Company

     Credit Agreement

     The Company maintained the Credit Agreement which provides for an aggregate commitment of $75.0 million which bears interest at LIBOR plus 2.5%. Effective December 31, 2002, the maturity date of the Credit Agreement was extended to April 1, 2004. This agreement requires that the Company comply with certain financial covenants and, among other items, restricts capital expenditures. As of September 30, 2003, all outstanding borrowings have been exchanged for 10,541,105 newly issued common shares under the terms of the Recapitalization Agreement and the facility has been terminated. As of September 30, 2003, accrued interest and fees that remain outstanding were approximately $0.8 million and are included in current amounts due to related parties.

     Medium-Term Loan

     In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA. Interest is based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum is based on the aggregate amount of the facility less outstanding loans. As of September 30, 2003, all outstanding borrowings have been exchanged for 11,359,319 newly issued common shares under the terms of the Recapitalization Agreement and this facility has been terminated. Additionally, as of September 30, 2003 accrued interest was approximately $0.6 million and is included in current amounts due to related parties.

Long-Term Related Party Debt

     0% Notes

     In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to GAP the 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The 0% Notes mature in December 2004 and will have a redemption value of $50.0 million at maturity. In lieu of payment at maturity, the 0% Notes may be converted at any time into shares of the Company’s common stock at $20.00 per share. On December 28, 2001, Infogrames SA assumed the 0% Notes from GAP in exchange for shares of Infogrames SA common stock. Infogrames SA has not changed any of the terms of the 0% Notes (renamed the “Infogrames SA 0% subordinated convertible note”) as they relate to the Company. Interest on the Infogrames SA 0% subordinated convertible note accretes at the rate of 7% per annum.

     Under the terms of the September 4, 2003 Recapitalization Agreement, the Infogrames SA 0% subordinated convertible note has been fully offset against the advances to related parties (Note 1). As of September 30, 2003, this note was terminated and no balance remains outstanding.

     5% Notes

     In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to CUSH, 5% CUSH Notes in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes mature in December 2004 and have a principal amount of $60.6 million. In lieu of payment at maturity, the 5% CUSH Notes may be converted at any time into shares of the Company’s common stock at $9.25 per share.

     Under the terms of the September 4, 2003 Recapitalization Agreement, the 5% CUSH Notes, net of the remaining advances to related parties (Note 1), have been fully converted to 17,129,453 of the Company’s newly issued common shares at a fair-market value of $4.25 per share. The common shares issued by the Company were at a more favorable rate than that required under the original terms of the 5% CUSH Notes. The resulting incremental value of the additional stock issued was recorded as a dividend to Infogrames SA of $39.4 million (Note 1).

     In September 2003, the Company expensed the full $1.3 million remaining deferred financing fees outstanding related to the Infogrames SA 0% subordinated convertible note and the 5% CUSH Notes as a result of the Recapitalization Agreement.

     As of September 30, 2003, royalty and license advance obligations and future minimum lease obligations under non-cancelable operating leases are summarized as follows (in thousands):

	Contractual Obligations
	Payments Due by Period

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Royalty and license advances	$4,118	$624	$32	$—	$4,774
Operating lease obligations	5,000	12,900	2,100	1,300	21,300

Total	$9,118	$13,524	$2,132	$1,300	$26,074

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities or SPEs). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB permitted companies to defer the effective date from July 1, 2003 to December 31, 2003, in whole or in part, and has issued a proposed amendment to this interpretation before December 31, 2003. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion. In particular, the Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an “underlying” to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others”; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to the Company.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities”. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new principle did not have a material impact on the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, royalties payable and its existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

     In recent years, the Company has restructured its foreign operations. As of September 30, 2003, foreign operations represented 0.0% and 1.3% of consolidated net revenues and total assets, respectively. The Company also recorded approximately $4.2 million in operating losses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of the Company’s business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company’s results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company also pays royalties primarily denominated in euros to Infogrames SA from the sale of Infogrames SA products in North America. The Company’s business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company’s future results could be materially and adversely impacted by changes in these or other factors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 30, 2003, with the participation of the Company’s management, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

     During the six months ended September 30, 2003, no significant claims were asserted against or by the Company that in management’s opinion the likely resolution of which would have a material adverse affect on the Company’s liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are still pending, however, and the Company continues to believe that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

     The Company’s management believes that the ultimate resolution of any of the complaints summarized below and/or any other claims which are not stated herein will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

KBK

     On September 16, 2002, KBK, a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline, a subsidiary of Interplay, and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize (i.e., right to translate games into the local language of the country where the games are distributed) and to distribute games electronically in Korea, of Neverwinter Nights and certain games which were previously released. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any previously released games of Gamesonline. The complaint alleges the following causes of action against the Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action. An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Atari Interactive (formerly known as Infogrames Interactive, Inc.) as a named defendant, and alleging that Company managed and directed Atari Interactive to engage in the foregoing alleged acts. The Company and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named as defendants “Infogrames Asia Pacific”, “Infogrames Korea”, and “Interplay, Inc.”. Discovery is ongoing.

Interplay

     On September 19, 2003 Interplay, commenced the Action in New York State Supreme Court, New York County in which it named Atari Interactive and the Company as defendants, seeking, among other things, a judgment declaring that a computer game license agreement between Interplay and Atari Interactive continues to be in full force and effect.

     On September 23, 2003, Interplay obtained a preliminary injunction that prevents termination of the computer game license agreement. On October 9, 2003, Atari Interactive answered the complaint, denying all claims, asserting several affirmative defenses and counterclaims for breach of contract and one counterclaim for a judgment declaring the computer game license agreement terminated. Atari Interactive’s answer also asserts that the Company was incorrectly named as the defendant in this Action. Both sides have sought damages in an amount to be determined at trial. Preliminary discovery in this Action has just commenced.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on September 3, 2003. Of the 70,034,457 shares of common stock outstanding and entitled to vote at the Annual Meeting, 69,227,012 shares were present in person or by proxy, each entitled to one vote on each matter to come before the meeting. The matters acted upon at our 2003 Annual Meeting of Stockholders, and the voting tabulation for each such matter is as follows:

     Proposal 1. To elect the following four persons to serve as Class II directors until the 2005 Annual Meeting and until their successors are duly elected and qualified.

Nominee	Number of Votes*

	For	Withheld
James Ackerly	69,202,127 Shares	24,885 Shares
Thomas Heymann	69,062,486 Shares	164,526 Shares
Thomas Mitchell	69,202,128 Shares	24,884 Shares
Thomas Schmider	69,141,082 Shares	85,930 Shares

*     With respect to the election of directors, there were no abstentions or broker non-votes because, pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the four nominees named.

          James Caparro, Denis Guyennot, Ann E. Kronen and David Ward continued their terms as Class II directors, such terms expiring at the 2004 Annual Meeting of Stockholders. Bruno Bonnell continued his term as a Class III director, such term expiring at the 2004 Annual Meeting of Stockholders.

     Proposal 2. To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending March 31, 2004.

Number of Votes

For	Against	Abstain
69,194,749	19,074	13,189

Item 5. Other Information

          During the second quarter of fiscal 2004, the Company completed a recapitalization through the issuance of new shares pursuant to (i) an agreement with its majority stockholder (through direct and indirect stock holdings), Infogrames SA and (ii) a public offering. Per the agreement with Infogrames SA, on September 18, 2003, the Company, among other things, issued an aggregate of 39,029,877 shares of its common stock, valued at $4.25 per share, to Infogrames SA and it’s wholly-owned subsidiary CUSH, in satisfaction of approximately $165.9 million of the Company’s net indebtedness to Infogrames SA. On September 24, 2003, Infogrames SA sold 17,179,412 of such shares at $4.25 per share in a public offering. The Company also sold 9,820,588 new shares of its common stock in the public offering at $4.25 per share, generating net proceeds to the Company of approximately $35.0 million.

     After these transactions and the exercise of the underwriter’s over-allotment option on October 21, 2003, Infogrames SA owns approximately 68% of the Company directly and through its wholly-owned subsidiaries CUSH and Atari Interactive.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

10.1	Fourth Amendment and Consent to Credit Agreement, dated as of September 12, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

10.2	Fifth Amendment and Consent to Credit Agreement, dated as of October 13, 2003 and effective as of September 30, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          On July 16, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of the Company’s earnings release for the year ended March 31, 2003 (including financial information) pursuant to Item 12 (Results of Operations and Financial Condition).

          On July 31, 2003, the Company furnished a Current Report on Form 8-K under Item 9, containing a copy of the Company’s earnings release for the quarter ended June 30, 2003 (including financial information) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.

By:	/s/ DAVID J. FREMED

David J. Fremed
Senior Vice President of Finance and
Chief Financial Officer
Date: November 13, 2003