Form 10-Q
period 2003-12-31
ATARI INC
filed 2004-02-17
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003	Commission File No. 0-27338

ATARI, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3689915
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☒   No ☐

     As of February 12, 2004, there were 121,215,388 of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
DECEMBER 31, 2003 QUARTERLY REPORT ON FORM 10-Q

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2003 (unaudited)	3
	Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended December 31, 2002 (unaudited), and for the Three Months and Nine Months Ended December 31, 2003 (unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2002 and 2003 (unaudited)	5
	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Nine Months Ended March 31, 2003 and for the Nine Months Ended December 31, 2003 (unaudited)	7
	Notes to the Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 6.	Exhibits and Reports on Form 8-K	37
Signature		38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2003

		(unaudited)
ASSETS
Current assets:
Cash	$815	$9,040
Receivables, net	47,053	100,377
Inventories, net	37,827	42,875
Income taxes receivable	395	424
Due from related parties	2,656	10,999
Prepaid expenses and other current assets	16,958	13,107

Total current assets	105,704	176,822
Advances to related parties	32,184	—
Property and equipment, net	14,727	13,507
Goodwill, net of accumulated amortization of $26,116 in both periods	70,224	70,224
Other intangible assets, net of accumulated amortization of $619 and $1,125, at March 31, 2003 and December 31, 2003, respectively	2,081	1,575
Other assets	7,162	8,125

Total assets	$232,082	$270,253

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$39,587	$62,604
Accrued liabilities	31,872	35,058
Revolving credit facility	10,651	6,880
Current portion of related party medium-term loan	40,000	—
Related party credit facility	44,800	—
Royalties payable	13,653	19,568
Income taxes payable	1,965	1,309
Short-term deferred income	2,077	2,077
Due to related parties	12,747	9,072

Total current liabilities	197,352	136,568
Related party debt	124,610	—
Deferred income	4,131	574
Other long-term liabilities	2,907	936

Total liabilities	329,000	138,078

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 69,920 and 121,215 shares issued and outstanding at March 31, 2003 and December 31, 2003, respectively	699	1,212
Additional paid-in capital	486,053	735,912
Accumulated deficit	(586,851)	(608,123)
Accumulated other comprehensive income	3,181	3,174

Total stockholders’ (deficiency) equity	(96,918)	132,175

Total liabilities and stockholders’ (deficiency) equity	$232,082	$270,253

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2002	2003	2002	2003

Net revenues	$210,594	$190,607	$449,564	$402,540
Cost of goods sold	104,142	93,916	218,062	202,712

Gross profit	106,452	96,691	231,502	199,828
Selling and distribution expenses	39,758	37,339	81,122	71,270
General and administrative expenses	14,190	7,924	30,904	25,157
In-process research and development	—	—	7,400	—
Research and development	16,976	26,928	60,461	72,734
Gain on sale of development project to a related party	—	(3,744)	—	(3,744)
Depreciation and amortization	1,856	2,811	5,850	6,757

Operating income	33,672	25,433	45,765	27,654
Interest expense, net	3,356	453	10,678	7,215
Other income (expense)	220	(1,880)	(2,844)	(2,297)

Income before provision for income taxes	30,536	23,100	32,243	18,142
Provision for income taxes	482	81	2,167	63

Net income	$30,054	$23,019	$30,076	$18,079
Dividend to parent	—	—	—	(39,351)

Net income (loss) attributable to common stockholders	$30,054	$23,019	$30,076	$(21,272)

Basic net income (loss) per share attributable to common stockholders	$0.43	$0.19	$0.43	$(0.24)

Diluted net income (loss) per share attributable to common stockholders	$0.39	$0.19	$0.43	$(0.24)

Basic weighted average shares outstanding	69,891	121,170	69,847	88,981

Diluted weighted average shares outstanding	80,103	121,325	80,078	88,981

Net income	$30,054	$23,019	$30,076	$18,079
Other comprehensive income:
Foreign currency translation adjustments	(22)	(99)	266	(7)

Comprehensive income	$30,032	$22,920	$30,342	$18,072

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,076	$18,079
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,850	6,757
Loss on transfer of investment held at cost	—	1,750
Write-down of investment held at cost	3,622	—
Amortization of discount on related party debt	2,152	1,339
Accrued interest	6,287	1,860
Accretion of interest on short-term promissory notes	66	—
Amortization of deferred financing fees	806	2,149
Deferred income	457	(3,557)
Write-off of property and equipment	858	37
In-process research and development related to acquisition of Shiny Entertainment, Inc.	7,400	—
Changes in operating assets and liabilities:
Receivables, net	(61,359)	(53,325)
Inventories, net	(7,382)	(5,048)
Due from related parties	(1,566)	(7,783)
Due to related parties	6,069	(5,325)
Prepaid expenses and other current assets	(5,079)	5,596
Accounts payable	13,534	23,979
Accrued liabilities	19,690	2,813
Royalties payable	18,465	7,114
Income taxes payable	1,362	(711)
Income taxes receivable	5,364	2
Other long-term liabilities	2,007	(231)
Other assets	2,099	(637)

Net cash provided by (used in) operating activities	50,778	(5,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,867)	(4,040)
Advances to related parties	(10,296)	(14,368)
Acquisition of Shiny Entertainment, Inc., net of nominal cash acquired	(34,010)	—

Net cash used in investing activities	(49,173)	(18,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party credit facility, net	(18,260)	—
Borrowings from related party medium-term loan	48,278	—
Payments under short-term promissory notes	(16,157)	—
Payments of BNP Paribus revolving credit facility	(24,888)	—
Borrowings (payments) of General Electric Capital Corporation Senior Credit Facility, net	9,157	(3,771)
Proceeds from exercise of stock options	103	448
Proceeds from employee stock purchase plan	200	103
Net proceeds from public stock offering	—	34,894

Net cash (used in) provided by financing activities	(1,567)	31,674
Effect of exchange rates on cash	94	101

Net increase in cash	132	8,225
Cash – beginning of fiscal period	4,685	815

Cash – end of fiscal period	$4,817	$9,040

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2002	2003

SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF OPERATING ACTIVITIES:
Cash paid for interest	3,713	5,738

Cash paid for taxes	—	730

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of Shiny Entertainment, Inc.:
Fair value of assets acquired	$50,776	$—
Less: Short-term promissory notes issued to seller and others	16,059	—
Assumption of stock options	672	—
Other payments due seller	31	—
Cash acquired	4	—

Acquisition, net of cash acquired	$34,010	$—

Acquisition of Atari license for 2,000 shares of common stock	—	8,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Net debt exchanged for 39,030 shares of common stock:
Related party debt, revolving credit facility and related party medium-term loan prior to recapitalization of debt	$—	$212,429
Less: Offset of advances to related parties against related party debt	—	46,552

Net debt exchanged for common stock	$—	$165,877

Issuance of shares in lieu of partial royalty payment	—	1,199
Assumption of Shiny Entertainment, Inc. employee stock purchase plan	672	—

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	(Deficit)	Income	Total

Balance, July 1, 2002	69,826	$698	$485,759	$(604,921)	$3,135	$(115,329)
Issuance of common stock pursuant to employee stock purchase plan	46	—	125	—	—	125
Exercise of stock options	48	1	115	—	—	116
Issuance of warrants to external developer	—	—	54	—	—	54
Net income	—	—	—	18,070	—	18,070
Foreign currency translation adjustment	—	—	—	—	46	46

Balance, March 31, 2003	69,920	699	486,053	(586,851)	3,181	(96,918)
Issuance of common stock pursuant to employee stock purchase plan	54	1	102	—	—	103
Exercise of stock options	97	1	447	—	—	448
Net income	—	—	—	18,079	—	18,079
Foreign currency translation adjustment	—	—	—	—	(7)	(7)
Cashless exercise of warrants	13	—	—	—	—	—
Issuance of common stock in lieu of partial royalty payment	280	3	1,196	—	—	1,199
Issuance of 39,030 common shares as part of the Company’s recapitalization in exchange for cancellation of related party debt, related party credit facility and related party medium-term loan	39,030	390	165,487	—	—	165,877
Dividend to parent as part of the recapitalization of related party debt to common shares	—	—	39,351	(39,351)	—	—
Issuance of 2,000 common shares for license of the Atari name	2,000	20	8,480	—	—	8,500
Issuance of 9,821 common shares in secondary offering, net of expenses	9,821	98	34,796	—	—	34,894

Balance, December 31, 2003 (unaudited)	121,215	$1,212	$735,912	$(608,123)	$3,174	$132,175

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

          In May 2003, the Company changed its name to Atari, Inc. and changed its trading symbol on the NASDAQ National Market to “ATAR”. The Company obtained rights to use the Atari name through a license from Infogrames Entertainment SA, a French corporation (“Infogrames SA”) which Infogrames SA acquired as part of the acquisition of Hasbro Interactive. The Company believes that the Atari brand, which is largely credited with launching the video game industry, continues to carry a level of respect, recognition and legacy for innovation that will enhance the Company’s reputation and improve consumer recognition of its products. As of May 2003, all of the Company’s products are published, distributed and marketed under the Atari brand.

          On November 12, 2002 (last amended December 23, 2003), the Company obtained a 30-month $50.0 million secured revolving credit facility (“Senior Credit Facility”) with General Electric Capital Corporation (“GECC”) (Note 8) which was used to fund the Company’s working capital and general corporate needs and to provide funding to related parties which are wholly-owned by Infogrames SA. Infogrames SA owns approximately 67% of the Company, after the exercise of an underwriter’s over-allotment option on October 21, 2003, directly and through its wholly-owned subsidiaries California U.S. Holdings, Inc. (“CUSH”) and Atari Interactive, Inc. (“Atari Interactive”). (See Offering below.) As part of the most recent amendment under the GECC Senior Credit Facility, the Company will no longer provide funding to related parties.

          During September 2003, the Company entered into a series of transactions to restructure the Company’s debt and equity through a recapitalization of debt and an underwritten secondary public offering of common stock (“Offering”). In conjunction with the recapitalization of debt, the Company secured long-term rights to the Atari name (“Atari License”).

     Recapitalization

          In September 2003, the Company, Infogrames SA, and CUSH entered into an agreement (“Recapitalization Agreement”) resulting in the exchange of all of the Company’s net related party debt with Infogrames SA and certain of its wholly-owned subsidiaries totaling $165.9 million, into 39,029,877 shares of the Company’s common stock immediately prior to the Offering. The conversion price was consistent with the Offering price of $4.25 per share. The converted debt consisted of the following outstanding amounts at September 18, 2003: $48.3 million of a medium-term loan, $44.8 million of a revolving credit agreement with Infogrames SA, $46.3 million of non-interest bearing subordinated convertible notes and $73.1 million of 5% subordinated convertible notes. The Recapitalization Agreement provided for an offset of previously provided advances to Atari Interactive and Atari Australia Pty. Ltd. (“Atari Australia”) of $44.7 million and $1.9 million, respectively. Accordingly, at December 31, 2003, no amounts remain outstanding in Advances to Related Parties, Current Portion of Related Party Medium-Term Loan, Related Party Credit Facility and Related Party Debt.

          In connection with the Recapitalization Agreement, the Company issued stock at a more favorable rate than was available, at the holder’s option, under the original terms of the 5% subordinated convertible notes. The incremental value of the additional stock issued was reported as a dividend to Infogrames SA for $39.4 million, which had no impact on total stockholders’ equity and has been reported as a charge in computing net income (loss) attributable to common stockholders.

     Atari License

          In connection with the Recapitalization Agreement, Infogrames SA caused Atari Interactive to extend the term of the license under which the Company uses the Atari name to ten years expiring on December 31, 2013. The Company issued 2,000,000 shares of its common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of the Company’s net revenues during years six through ten of the extended license. The Company recorded a deferred charge of $8.5 million, which is being amortized at the rate of approximately $0.3 million per month. The monthly amortization is based on the total estimated cost to be incurred by the Company over the ten-year license period. At December 31, 2003, $3.4 million of this charge is included in Prepaid Expenses and Other Current Assets with the remaining $4.2 million, net of $0.9 million of amortization, included in Other Assets.

     Offering

          On September 24, 2003, the Company offered to the public 9,820,588 new shares of the Company’s common stock at an offering price of $4.25 per share. The net proceeds to the Company after all costs were $34.9 million. The Company used $3.9 million of the net proceeds to repay indebtedness outstanding under its credit facility with GECC. The remaining proceeds are being used to pay costs of developing video game software and to meet general working capital needs.

          Additionally, on September 24, 2003, Infogrames SA sold 17,179,412 shares of the Company’s common stock as part of the Offering. The Company did not receive any proceeds from the sale of Infogrames SA’s common stock in the Company and reimbursed Infogrames SA for the cost incurred to sell the shares. Finally, on October 21, 2003, the underwriters exercised their over-allotment option, purchasing 3,855,400 shares at a purchase price of $4.25 per share. The option shares were purchased from Infogrames SA, reducing Infogrames SA’s direct and indirect ownership to approximately 67% of the Company. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

     Change in Fiscal Year-End

          Effective March 28, 2003, the Company changed its fiscal year-end from June 30 to March 31. Accordingly, the fiscal period ended December 31, 2003, represents nine months of operations.

     Basis of Presentation

          The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended March 31, 2003. The information for March 31, 2003 was derived from audited financial statements.

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

     Goodwill and Other Intangible Assets

          On June 30, 2001, the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 eliminates goodwill amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. Intangible assets with finite lives are amortized over their useful lives. The Company adopted SFAS No. 142 effective July 1, 2001. Such adoption did not result in an impairment of goodwill, based on an assessment of fair value performed by an independent appraisal company. As of March 31, 2003, the Company has performed its annual fair-value based assessment which did not result in any impairment of goodwill and intangibles. As of December 31, 2003, the Company did not believe that there are any indications of impairment of goodwill and intangibles. However, future changes in the facts and circumstances relating to the Company’s goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

          Other intangible assets approximate $2.1 million and $1.6 million, net of accumulated amortization of $0.6 million and $1.1 million at March 31, 2003 and December 31, 2003, respectively.

     Fair Values of Financial Instruments

          SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party credit facilities and amounts due to and from related parties are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments and that they are principally denominated in US dollars.

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

     Income Taxes

          The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company records a valuation to reduce tax assets to a realizable amount. The Company monitors its tax liability on a quarterly basis and records the estimated tax obligation based on the Company’s current year-to-date taxable income.

     Net Income (Loss) Per Share Attributable to Common Stockholders

          Basic net income (loss) per share attributable to common stockholders is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share attributable to common stockholders reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards and warrants using the treasury stock method and other convertible securities. The following is an analysis of the difference between the shares used in basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2002	2003	2002	2003

Basic earnings per share calculation:
Net income	$30,054	$23,019	$30,076	$18,079
Dividend to parent	—	—	—	(39,351)

Net income (loss) attributable to common stockholders	$30,054	$23,019	$30,076	$(21,272)

Basic weighted average shares outstanding	69,891	121,170	69,847	88,981
Basic net income (loss) per share attributable to common stockholders	$0.43	$0.19	$0.43	$(0.24)

Diluted earnings per share calculation:
Net income	$30,054	$23,019	$30,076	$18,079
Interest expense: Infogrames SA 0% subordinate convertible note	718	—	2,580	—
5% subordinated convertible notes	867	—	2,153	—
Dividend to parent	—	—	—	(39,351)

Net income (loss) attributable to common stockholders	$31,639	$23,019	$34,809	$(21,272)

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2002	2003	2002	2003

Weighted average shares outstanding	69,891	121,170	69,847	88,981
Dilutive potential common shares:
Infogrames SA 0% subordinate convertible note	7,619	—	7,620	—
5% subordinated convertible notes	2,500	—	2,500	—
Employee stock options and warrants	93	155	111	—

Diluted weighted average shares outstanding	80,103	121,325	80,078	88,981

Diluted net income (loss) per share attributable to common stockholders	$0.39	$0.19	$0.43	$(0.24)

          The number of antidilutive shares that were excluded from the diluted weighted average share calculation for the three months ended December 31, 2003 was approximately 7,034,000 from stock options and warrants in which the exercise price is greater than the average market price of the common shares during the period. The nine months ended December 31, 2003, excludes 16,058,000 antidilutive shares representing all stock options, restricted stock awards and warrants using the treasury stock method and other convertible securities since the nine month results reflect a loss to common stockholders.

          The number of antidilutive shares that were excluded from the diluted weighted average share calculation for the three and nine months ended December 31, 2002 was approximately 6,200,000 and 6,180,000, respectively, from stock options and warrants in which the exercise price is greater than the average market price of the common shares during the respective periods.

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

          In fiscal 2003, the Company adopted the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the methods used on reported results.

          At December 31, 2003, the Company had three stock option plans. No compensation cost is reflected in net income (loss), as all options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2002	2003	2002	2003

Net income:
Basic - as reported	$30,054	$23,019	$30,076	$18,079
Less: Fair value of stock-based employee compensation expense, net of related tax effects	1,333	1,668	4,260	4,523

Basic - pro forma net income	28,721	21,351	25,816	13,556
Dividend to parent	—	—	—	(39,351)

Basic – pro forma net income (loss) attributable to common stockholders	$28,721	$21,351	$25,816	$(25,795)

Diluted - as reported	$31,639	$23,019	$34,809	$18,079
Less: Fair value of stock-based employee compensation expense, net of related tax effects	1,333	1,668	4,260	4,523

Diluted - pro forma net income	30,306	21,351	30,549	13,556
Dividend to parent	—	—	—	(39,351)

Diluted – pro forma net income (loss) attributable to common stockholders	$30,306	$21,351	$30,549	$(25,795)

Net income (loss) per share:
Basic attributable to common stockholders – as reported	$0.43	$0.19	$0.43	$(0.24)
Basic attributable to common stockholders – pro forma	$0.41	$0.18	$0.37	$(0.29)
Diluted attributable to common stockholders - as reported	$0.39	$0.19	$0.43	$(0.24)
Diluted attributable to common stockholders – pro forma	$0.38	$0.18	$0.38	$(0.29)

          The fair market value of options granted under stock option plans during the three months and nine months ended December 31, 2002 and 2003 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2002	2003	2002	2003

Dividend yield	0%	0%	0%	0%
Anticipated volatility	95%	123%	95%	122%
Weighted average risk-free interest rate	4.51%	3.00%	4.51%	2.78%
Expected lives	4 years	4 years	4 years	4 years

     Recent Accounting Pronouncements

          In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company’s financial condition or results of operations.

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

          The purchase price paid by the Company for the shares of Shiny consisted of (i) $31.0 million in cash at closing, (ii) the issuance of short-term promissory notes for an aggregate principal face amount of $16.2 million payable by the Company in installments through July 31, 2002, (iii) $2.0 million paid to third-party licensors, (iv) assumption of employee stock options granted to purchase shares of Shiny valued at $0.7 million and (v) approximately $0.9 million in professional and legal costs. The Company financed the purchase with borrowings from Infogrames SA, under a medium-term loan (Note 8), which guaranteed repayments of the short-term promissory notes. As of December 31, 2003, no amount remained outstanding of the medium-term loan and the loan has been eliminated as part of the Recapitalization Agreement (Notes 1 and 8).

NOTE 3 – RECEIVABLES, NET

          Receivables consist of the following (in thousands):

	March 31,	December 31,
	2003	2003

Trade accounts receivable	$87,372	$151,090
Less: Allowances for bad debts, returns, price protection and other customer promotional programs	(40,319)	(50,713)

	$47,053	$100,377

NOTE 4 – INVENTORIES, NET

          Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2003

Finished goods	$38,721	$40,481
Return inventory	2,786	3,697
Raw materials	1,223	1,260

	42,730	45,438
Less: Obsolescence reserve	(4,903)	(2,563)

	$37,827	$42,875

NOTE 5 –RELATED PARTY TRANSACTIONS

Royalty agreement

          The Company and Infogrames SA have a distribution agreement in place, which provides for the distribution by the Company of Infogrames SA’s (or any of it subsidiaries) products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay Infogrames SA either 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. The Company recognizes this amount as royalty expense as part of cost of goods sold. For the three months ended December 31, 2002 and 2003, the Company recorded approximately $17.5 million and $13.7 million, respectively, of royalty expense. For the nine months ended December 31, 2002 and 2003, the Company recorded approximately $29.0 million and $23.3 million, respectively, of royalty expense.

          The agreement also includes distribution rights by Infogrames SA of the Company’s products across Europe, pursuant to which Infogrames SA will pay the Company 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. The Company recognizes this amount as royalty income, included in net revenues. For the three months ended December 31, 2002 and 2003, royalty income earned by the Company based on the agreement amounted to approximately $7.0 million and $10.0 million, respectively. For the nine months ended December 31, 2002 and 2003, royalty income earned by the Company based on the agreement amounted to approximately $17.2 million and $27.3 million, respectively.

Advances to Related Parties

     Atari Interactive

          The GECC Senior Credit Facility allowed the Company to make advances (up to a maximum of $45 million) to Atari Interactive through related party loans. This related party loan bore interest at prime plus 150 basis points and, prior to the Recapitalization Agreement, was repayable from distribution royalties owed by the Company to Atari Interactive in the ordinary course of operations. Additionally, normal trade payables to Atari Interactive were netted against the loan balance outstanding when the invoices became due (generally in 45 days). At March 31, 2003, loans due from Atari Interactive were $30.5 million.

          As part of the Recapitalization Agreement, Atari Interactive, Infogrames SA and the Company agreed to offset the amount due from Atari Interactive for advances, loans and current accounts receivable against amounts due under the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes to Infogrames SA. As of September 18, 2003, the Company had approximately $44.7 million due from Atari Interactive that was offset against the balance outstanding of the $50.0 million principal amount of non-interest bearing subordinated convertible notes. There are no advances outstanding as of December 31, 2003. (See Note 1, Recapitalization.) For the nine months ended December 31, 2003, the Company recognized interest income on the advances of approximately $1.1 million, of which no amount remained outstanding at December 31, 2003.

          As part of the most recent amendment under the GECC Senior Credit Facility, dated December 23, 2003, the Company no longer makes advances to Atari Interactive.

     Atari Australia

          The Company’s Australian operations have earned distribution revenues and incurred management fees from Atari Australia, a wholly-owned subsidiary of Infogrames SA. As of March 31, 2003, the Company had approximately $1.7 million outstanding from Atari Australia.

          As part of the Recapitalization Agreement, Infogrames SA and the Company agreed to offset the outstanding receivable balance owed from Atari Australia against amounts due under the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes owed to Infogrames SA. As of September 18, 2003, the Company had approximately $1.9 million outstanding from Atari Australia that was offset against the outstanding balance of the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes. No balance remains outstanding as of December 31, 2003. (See Note 1, Recapitalization.)

Gain on sale of development project to a related party

          During the third quarter of fiscal 2004, the Company sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The project involved a license owned by Atari Interactive for which development rights were transferred to the Company in the fourth quarter of fiscal 2003 at no cost to the Company. Management believes that the value of the development rights was minimal at the time of the transfer. The sales price to Atari Interactive was equal to the development costs incurred by the Company which were expensed during the period of development, principally in the first six months of fiscal 2004. The sale was initiated as a result of concerns expressed by the original third party licensor relating to the Company’s development efforts.

Please see the Related Party Transactions disclosure in the Company’s Registration Statement on Form S-2 on file with the Securities and Exchange Commission for a description of all material related party transactions.

NOTE 6 – ACCRUED LIABILITIES

          Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2003	2003

Accrued advertising	$1,769	$14,633
Accrued professional fees and other services	1,696	2,009
Accrued salary and related costs	8,944	4,034
Accrued freight and processing fees	1,207	1,890
Accrued third-party development expenses	4,826	4,345
Accrued distribution services	8,134	3,737
Other	5,296	4,410

	$31,872	$35,058

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

          During the nine months ended December 31, 2003, no significant claims were asserted against or by the Company that in management’s opinion the likely resolution of which would have a material adverse affect on the Company’s liquidity, financial condition or results of operations, although the Company is involved in various legal actions arising in the ordinary course of business. The following litigation matters are still pending or were terminated during the period. The Company continues to believe that, with respective to pending matters, the underlying complaints are without merit and intends to defend itself vigorously against these actions.

          The Company’s management believes that the ultimate resolution of any of the actions summarized below or any other actions which are not specifically described herein will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

KBK

          On September 16, 2002, Knight Bridging Korea Co. Ltd. (“KBK”), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. (“Gamesonline”), a subsidiary of Interplay Entertainment Corp. (“Interplay”), and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize (i.e., right to translate games into the local language of the country where the games are distributed) and to electronically distribute in Korea, Neverwinter Nights and certain other games which were previously released. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any previously released games of Gamesonline. The complaint alleges the following causes of action against the Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action.

          An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Atari Interactive (formerly known as Infogrames Interactive, Inc.) as a named defendant, and alleging that the Company managed and directed Atari Interactive to engage in the foregoing alleged acts. The Company and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named as defendants “Infogrames Asia Pacific”, “Infogrames Korea”, and “Interplay, Inc.”. On October 29, 2003, Interplay filed a cross-complaint against the Company, Atari Interactive,

Inc., Infogrames Korea and Roes 101 through 200. The Company and Atari Interactive filed an answer on December 3, 2003. Discovery is ongoing.

Interplay

          On September 19, 2003, Interplay, commenced a wrongful termination and breach of contract action (the “Action”) in New York State Supreme Court, New York County in which it named Atari Interactive and the Company as defendants, seeking, among other things, a judgment declaring that a computer game license agreement between Interplay and Atari Interactive continues to be in full force and effect.

          On September 23, 2003, Interplay obtained a preliminary injunction that prevents termination of the computer game license agreement. On October 9, 2003, Atari Interactive answered the complaint, denying all claims, asserting several affirmative defenses and counterclaims for breach of contract and one counterclaim for a judgment declaring the computer game license agreement terminated. Atari Interactive’s answer also asserted that the Company was incorrectly named as the defendant in this Action. Both sides sought damages in an amount to be determined at trial.

          The Company, Atari Interactive and Interplay reached an agreement with respect to the scope and terms of the computer game license agreement and accordingly, filed with the court a Stipulation of Dismissal, dated December 22, 2003. The court ordered dismissal of the matter on January 6, 2004.

NOTE 8 – DEBT

Credit Facilities

          GECC Senior Credit Facility

          On November 12, 2002 (last amended December 23, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC to fund the Company’s working capital and general corporate needs, as well as to fund advances to Paradigm Entertainment Inc. (“Paradigm”) and Atari Interactive, each a related party. Loans under the Senior Credit Facility are based on a borrowing base comprised of the value of the Company’s accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contained certain financial covenants and named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the Senior Credit Facility are secured by the Company’s assets. At December 31, 2003, $6.9 million of borrowings remained outstanding and $12.5 million of letters of credit were outstanding. As of December 31, 2003, accrued interest was $0.1 million and included in accrued liabilities. At December 31, 2003, the Company was in compliance with all financial covenants.

          As part of the most recent amendment under the Senior Credit Facility, dated December 23, 2003, Atari Interactive and Paradigm have been removed as guarantors. Furthermore, under this amendment, the Company will no longer fund advances to Atari Interactive and Paradigm through related party loans.

Infogrames SA credit facilities and debt with the Company

          Credit Agreement

          The Company maintained a revolving credit agreement with Infogrames SA (the “Credit Agreement”) which provided for an aggregate commitment of $75.0 million which bore interest at LIBOR plus 2.5%. Effective December 31, 2002, the maturity date of the Credit Agreement was extended to April 1, 2004. This agreement required that the Company comply with certain financial covenants and, among other items, restricted capital expenditures. As of September 30, 2003, all outstanding borrowings were exchanged for 10,541,105 newly issued common shares under the terms of the Recapitalization Agreement. As of December 31, 2003, accrued interest and fees that remain outstanding were minimal and are included in current amounts due to related parties. (See Note 1, Recapitalization.)

Medium-Term Loan

          In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA. Interest was based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum was based on the aggregate amount of the facility less outstanding loans. As of September 30, 2003, all outstanding borrowings have been exchanged for 11,359,319 newly issued common shares under the terms of the Recapitalization Agreement. Additionally, as of December 31, 2003, accrued interest that remained outstanding was minimal and included in current amounts due to related parties. (See Note 1, Recapitalization.)

Long-Term Related Party Debt

          0% Notes

          In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to General Atlantic Partners, LLC (“GAP”) the $50.0 million principal amount of non-interest bearing subordinated convertible notes (“0% Notes”) in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The 0% Notes mature in December 2004 and had a redemption value of $50.0 million at maturity. In lieu of payment at maturity, the 0% Notes were convertible at any time, at the holder’s option, into shares of the Company’s common stock at $20.00 per share. On December 28, 2001, Infogrames SA assumed the 0% Notes from GAP in exchange for shares of Infogrames SA common stock. Infogrames SA did not change any of the terms of the 0% Notes (renamed the “Infogrames SA 0% subordinated convertible note”) as they relate to the Company. Interest on the Infogrames SA 0% subordinated convertible note was accreted at the rate of 7% per annum.

          Under the terms of the September 4, 2003 Recapitalization Agreement, the Infogrames SA 0% subordinated convertible note has been fully offset against the advances to related parties (Notes 1 and 5).

          5% Notes

          In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to CUSH, 5% subordinated convertible notes (“5% CUSH Notes”) in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes matured in December 2004 and have a principal amount of $60.6 million. In lieu of payment at maturity, the 5% CUSH Notes were convertible at any time, at the holder’s option, into shares of the Company’s common stock at $9.25 per share.

          Under the terms of the September 4, 2003 Recapitalization Agreement, the 5% CUSH Notes, net of the remaining advances to related parties, have been fully converted to 17,129,453 of the Company’s newly issued common shares at a fair-market value of $4.25 per share. The common shares issued by the Company were at a more favorable rate than that available under the original terms of the 5% CUSH Notes. The resulting incremental value of the additional stock issued was recorded as a dividend to Infogrames SA of $39.4 million (Notes 1 and 5).

          In September 2003, the Company expensed the full $1.3 million of remaining deferred financing fees related to the Infogrames SA 0% subordinated convertible note and the 5% CUSH Notes as a result of the Recapitalization Agreement.

NOTE 9 – OPERATIONS BY REPORTABLE SEGMENTS

          The Company has three reportable segments: publishing, distribution and corporate. Publishing is comprised principally of three studios located in Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the Corporate segment and a portion is recorded to the publishing segment. This amount consists of depreciation on computers and office furniture at the publishing unit offices. Historically, the Company does not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

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

          The following unaudited summary represents the consolidated net revenues, operating income (loss), depreciation and amortization and interest by reportable segment for the three months and nine months ended December 31, 2002 and 2003 (in thousands):

	Publishing	Distribution	Corporate	Total

Three months ended December 31, 2002:
Net revenues	$179,792	$30,802	$—	$210,594
Operating income (loss)	36,564	8,050	(10,942)	33,672
Depreciation and amortization	(907)	(144)	(805)	(1,856)
Interest, net	—	19	(3,375)	(3,356)
Three months ended December 31, 2003:
Net revenues	$174,368	$16,239	$—	$190,607
Operating income (loss)	28,729	2,906	(6,202)	25,433
Depreciation and amortization	(1,001)	(2)	(1,808)	(2,811)
Interest, net	—	1	(454)	(453)
Nine months ended December 31, 2002:
Net revenues	$371,733	$77,831	$—	$449,564
Operating income (loss)	51,779	16,533	(22,547)	45,765
Depreciation and amortization	(2,920)	(430)	(2,500)	(5,850)
Interest, net	(57)	65	(10,686)	(10,678)
Nine months ended December 31, 2003:
Net revenues	$354,976	$47,564	$—	$402,540
Operating income (loss)	38,841	8,699	(19,886)	27,654
Depreciation and amortization	(2,916)	(185)	(3,656)	(6,757)
Interest, net	—	22	(7,237)	(7,215)

NOTE 10 – ODDWORLD TRANSACTION

          On December 19, 2003, the Company and Oddworld Inhabitants, Inc. (“Oddworld”), a developer, entered into a Settlement and Release Agreement (“Oddworld Agreement”), which provided for, among other things, the exchange of the Company’s licensed publishing rights and preferred stock investment (carried at $3.5 million) in the developer in return for a release of Oddworld’s interest in $1.8 million in publishing royalties previously advanced to the Company by Microsoft Corporation (“Microsoft”).

          As part of the transaction, the Company amended its existing Microsoft/Oddworld License Agreement, which, among other things, provides that the Company retain, without any ongoing obligations, $3.5 million of non-refundable publishing royalties previously advanced by Microsoft. This amount is included in net revenues. The foregoing transactions resulted in the recognition of $3.5 million of royalties which were previously deferred and an impairment charge on the disposition of the Company’s preferred stock investment in Oddworld of $1.7 million. The charge is included in Other Income (Expense) in the accompanying Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, the Company’s actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Some of the factors that could cause actual results or future events to differ materially or otherwise, include the following: the loss of key customers; delays in product development and related product release schedules; maintaining relationships with leading independent video game software developers; adapting to the rapidly changing industry technology; maintaining or acquiring licenses to intellectual property; the termination or modification of our agreements with hardware manufacturers; an inability to maintain or find debt financing on terms commercially reasonable to the Company; and pricing of and demand for distributed products. Please see the “Risk Factors” in the Company’s Registration Statement on Form S-2 on file with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies.

Overview

Business and Operating Segments

          The Company is a leading global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience.

          Development, publishing and distribution of video game software are the Company’s major activities. Development activities include development of games by both internal and external development studios. Internal studios are studios owned by the Company for the sole purpose of game development and external development studios are independent studios with which the Company or Infogrames SA and its subsidiaries have contracts for the development of specific titles. The Company’s publishing activities include overseeing development, sales, marketing and packaging of video game software. Distribution activities primarily include the sale of games produced by other publishers (“Third-Party Products”).

          The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, CompUSA, and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, the Company’s games are made available through various Internet and on-line networks. The Company’s sales to key customers Wal-Mart, Best Buy, and Target accounted for approximately 23.5%, 11.2%, and 10.3%, respectively, of net revenues for the nine months ended December 31, 2003.

Key Challenges

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

Key Developments

     Recapitalization and Offering

          During the second quarter of fiscal 2004, the Company completed a recapitalization through the issuance of new shares pursuant to an agreement with its majority stockholder, Infogrames SA and a public offering. Per the agreement with Infogrames SA, on September 18, 2003, the Company, among other things, issued an aggregate of 39,029,877 shares of its common stock, valued at $4.25 per share, to Infogrames SA and it’s wholly-owned subsidiary CUSH, in satisfaction of approximately $165.9 million of the Company’s net indebtedness to Infogrames SA. On September 24, 2003, Infogrames SA sold 17,179,412 of such shares at $4.25 per share in a public offering. The Company also sold 9,820,588 new shares of its common stock in the public offering at $4.25 per share, generating net proceeds to the Company of approximately $34.9 million.

          After these transactions and the exercise of the underwriter’s over-allotment option on October 21, 2003, Infogrames SA owns approximately 67% of the Company directly and through its wholly-owned subsidiaries CUSH and Atari Interactive.

     Atari License

          In connection with the Recapitalization Agreement, Infogrames SA caused Atari Interactive to extend the term of the license under which the Company uses the Atari name to ten years expiring on December 31, 2013. The Company issued 2,000,000 shares of its common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of the Company’s net revenues during years six through ten of the extended license. The Company recorded a deferred charge of $8.5 million, which is being amortized at the rate of approximately $0.3 million per month. The monthly amortization is based on the total estimated cost to be incurred by the Company over the ten-year license period. At December 31, 2003, $3.4 million of this charge is included in Prepaid Expenses and Other Current Assets with the remaining $4.2 million, net of $0.9 million of amortization, included in Other Assets.

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

          For the three months ended December 31, 2002 and 2003, the Company recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $41.6 million and $36.3 million, respectively. For the nine months ended December 31, 2002 and 2003, the Company recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $91.3 million and $87.2 million, respectively. As of March 31, 2003 and December 31, 2003, the aggregate reserves against accounts receivables for bad debts, returns, price protection and other customer promotional programs were approximately $40.3 million and $50.7 million, respectively.

Inventories

          The Company writes down its inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended December 31, 2002 and 2003, the Company recorded obsolescence expense of approximately $0.9 million and $0.3 million, respectively. For the nine months ended December 31, 2002 and 2003, the Company recorded obsolescence expense of approximately $3.1 million and $0.9 million, respectively. As of March 31, 2003 and December 31, 2003, the aggregate reserve against inventories was approximately $4.9 million and $2.6 million, respectively.

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

Income taxes

          As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate it’s income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on the Company’s estimation of future taxable income in each jurisdiction, a valuation allowance is established. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

          As of December 31, 2003, the Company has combined net operating loss carryforwards of approximately $427.8 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2022. In addition, the amount and expiration of net operation loss carryforwards may differ for state tax purposes. The Company experienced an ownership change in 1999 as a result of its acquisition by Infogrames SA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $203.3 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on the Company’s historical operating results and the conclusion that such asset may not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

Related Party Transactions

          The Company is involved in numerous related party transactions with Infogrames SA and its subsidiaries. These related party transactions include, but are not limited to the purchase and sale of product, game development, management and support services and royalty agreements. For a description of all material related party transactions, please see the Company’s Registration Statement on Form S-2.

Results of Operations

Three months ended December 31, 2003 versus the three months ended December 31, 2002

Consolidated Statement of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	Increase/
	December 31,	Revenues	December 31,	Revenues	(Decrease)

	2002	2002	2003	2003

Net revenues	$210,594	100.0%	$190,607	100.0%	$(19,987)
Cost of goods sold	104,142	49.5%	93,916	49.3%	(10,226)

Gross profit	106,452	50.5%	96,691	50.7%	(9,761)
Selling and distribution expenses	39,758	18.9%	37,339	19.6%	(2,419)
General and administrative expenses	14,190	6.6%	7,924	4.2%	(6,266)
Research and development	16,976	8.1%	26,928	14.1%	9,952
Gain on sale of development project to a related party	—	0.0%	(3,744)	(2.0%)	3,744
Depreciation and amortization	1,856	0.9%	2,811	1.5%	955

Operating income	33,672	16.0%	25,433	13.3%	(8,239)
Interest expense, net	3,356	1.6%	453	0.2%	(2,903)
Other income (expense)	220	0.1%	(1,880)	(1.0%)	(2,100)

Income before provision for income taxes	30,536	14.5%	23,100	12.1%	(7,436)
Provision for income taxes	482	0.2%	81	0.0%	(401)

Net income	30,054	14.3%	23,019	12.1%	(7,035)
Dividend to parent	—	0.0%	—	0.0%	—

Net income attributable to common stockholders	$30,054	14.3%	$23,019	12.1%	$(7,035)

Net Revenues

Net Revenues by Segment (in thousands):

	Publishing	Distribution	Corporate	Total

Three months ended December 31, 2002	$179,792	$30,802	$—	$210,594
Three months ended December 31, 2003	$174,368	$16,239	$—	$190,607

Net revenues for the three months ended December 31, 2003 decreased $20.0 million or 9.5% from $210.6 million to $190.6 million primarily due to:

•	The Company’s publishing business experienced a 3.0% decline in publishing net revenues to $174.4 million from $179.8 million in the December 2002 quarter because of lower replenishment orders over the holiday season. Top sellers in the current quarter include titles from the Dragon Ball Z franchise (DBZ: Budokai 2 (Playstation2), DBZ: Budokai Greatest Hits (Playstation2) and DBZ: Taiketsu (Gameboy Advance)) as well as new releases Yu Yu Hakusho: Spirit Detective (Gameboy Advance), Backyard Basketball (Playstation2), Terminator 3: Rise of the Machines (Playstation 2 and Xbox), Mission Impossible — Operation Surma (Playstation 2 and Xbox), and Beyblades: Ultimate Blader Jam (GBA).

•	Publishing net revenues in the 2003 period include nearly $10.0 million in royalty income earned from the sale of US product in Europe, while the December 2002 period included $7.0 million in similar royalty income. Approximately $1.7 million of the $3.0 million increase is a benefit of the weakening dollar on revenues earned in euros. The remainder of the increase is from strong international sales of December 2003 quarter releases, mainly of

Mission Impossible-Operation Surma (Playstation2 and Xbox) and Terminator 3: Rise of the Machines (Playstation2 and Xbox), than of December 2002 quarter releases.

•	Additionally, the Company recognized $3.5 million of previously deferred revenue from sublicensing income as a result of a termination of its sublicensing arrangement with Microsoft. See Note 10 of the Notes of these Consolidated Financial Statements for additional information related to this transaction.

•	Distribution net revenues decreased from $30.8 million to $16.2 million due primarily to the Company’s decision to reduce its third party distribution operations in the specific instances where margins are considered insufficient.

Gross Profit

	Publishing Platform Mix

	2002	2003

PC	42.5%	27.9%
Playstation2	26.0%	40.4%
Xbox	11.6%	8.7%
Game Cube	9.0%	5.1%
Gameboy Advanced	6.0%	16.5%
Playstation	2.7%	1.3%
Gameboy Color	2.2%	0.1%

Total	100.0%	100.0%

          Gross profit decreased to $96.7 million for the three months ended December 31, 2003 from $106.5 million in the comparable 2002 period primarily from decreased sales volume, while as a percentage of net revenues, gross profit of 50.7% is in line with December 2002’s rate of 50.5%. The benefit of a sales mix shift out of the higher cost distribution business and into the lower cost publishing business is largely being offset by a continuing sales mix shift within the publishing business toward the more costly console product and away from the less costly PC product, which is consistent with current industry trends. Approximately 72.1% of the publishing business shipments were console sales during the three months ended December 31, 2003, versus 57.5% in the comparable 2002 period. For the three months ended December 31, 2003, the distribution business accounted for 8.5% of the Company’s net revenues as compared to 14.6% for the comparable 2002 period.

Selling and Distribution Expenses`

          Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended December 31, 2003, selling and distribution expenses decreased approximately $2.5 million, or 6.3%, to $37.3 million from $39.8 million in the comparable 2002 period due to lower advertising expense from fewer new product releases as well as lower variable costs (mainly freight and handling) from decreased net revenues. Advertising expenses decreased approximately $2.5 million or 8.0% as compared to the three months ended December 31, 2002. Freight expenses were reduced by approximately $0.8 million as compared to the 2002 period. Variable selling and distribution costs as a percentage of net revenues remained consistent from the prior December 2002 period as fixed costs have generally been reduced in line with lower net revenues.

General and Administrative Expenses

          General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. These expenses for the three months ended December 31, 2003 and 2002 decreased $6.3 million, or 44.4%, to $7.9 million from $14.2 million mainly because the December 2002 bonus expense included a charge for one-time incentive compensation. Slightly offsetting the decreased bonus expense is a $0.9 million bad debt charge in the current quarter related to the recent KB Toys Inc. bankruptcy filing; the December 2002 quarter included a $0.3 million charge for that quarter’s FAO Inc. bankruptcy filing. Without the one-time incentive compensation from the 2002 period, general and administrative expenses as a percentage of net revenues of 6.6% would have been reduced to 4.7% in the 2002 period, consistent with the 2003 percentage of 4.2%.

Research and Development Expenses

          Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and direct costs of internally developing and producing a title. These expenses for the three months ended December 31, 2003 increased approximately $9.9 million, or 58.2%, to $26.9 million from $17.0 million in the comparable 2002 period, primarily from the increase of approximately $7.0 million in amortization and write-off of capitalized licenses and the timing of milestone completions. In relation to total research and development expenses, the internal costs without license amortization and write-off represented 45.9% of the total research and development costs for the three months ended December 31, 2003, while internal costs were 59.3% of total research and development costs for the comparable 2002 period.

Gain on Sale of a Development Project to a Related Party

          During the third quarter of fiscal 2004, the Company sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The project involved a license owned by Atari Interactive for which development rights were transferred to the Company in the fourth quarter of fiscal 2003 at no cost to the Company. Management believes that the value of the development rights was minimal at the time of the transfer. The sales price to Atari Interactive was equal to the development costs incurred by the Company which were expensed during the period of development, principally in the first six months of fiscal 2004. The sale was initiated as a result of concerns expressed by the original third party licensor relating to the Company’s development efforts.

Depreciation and Amortization

          Depreciation and amortization for the three months ended December 31, 2003 increased by $0.9 million, or 47.4%, to $2.8 million from $1.9 million in the comparable 2002 period, due to amortization expense of the Company’s license with Atari Interactive for the rights to the Atari name.

Interest Expense, net

          Interest expense, net, decreased approximately $2.9 million to $0.5 million for the three months ended December 31, 2003 from $3.4 million in the comparable 2002 period. The decrease is a result of the Company’s September 2003 recapitalization whereby all outstanding related party debt was converted to equity. Since the recapitalization, interest and financing fees have consisted primarily of expenses incurred under the Company’s credit facility arrangement with GECC. Interest income generated from the proceeds of the Company’s secondary equity offering was minimal and is netted against the current quarter’s interest expense.

Other Income (Expense)

          Other income (expense) includes a $1.7 million write-down related to the Oddworld transaction (see Note 10 of the Notes of these Consolidated Financial Statements for additional information related to this transaction).

Provision for Income Taxes

          During the three months ended December 31, 2002, the Company recorded Federal Alterative Minimum Tax of approximately $0.4 million. During the three months ended December 31, 2003, a nominal provision was recorded for miscellaneous state and foreign taxes paid based on the overall expected tax rate for the fiscal year.

          Nine months ended December 31, 2003 versus the nine months ended December 31, 2002

Consolidated Statement of Operations (dollars in thousands):

	Nine		Nine
	Months	% of	Months	% of
	Ended	Net	Ended	Net	Increase/
	December 31,	Revenues	December 31,	Revenues	(Decrease)

	2002	2002	2003	2003

Net revenues	$449,564	100.0%	$402,540	100.0%	(47,024)
Cost of goods sold	218,062	48.5%	202,712	50.4%	(15,350)

Gross profit	231,502	51.5%	199,828	49.6%	(31,674)
Selling and distribution expenses	81,122	18.0%	71,270	17.7%	(9,852)
General and administrative expenses	30,904	7.0%	25,157	6.1%	(5,747)
In-process research and development	7,400	1.6%	—	—	(7,400)
Research and development	60,461	13.4%	72,734	18.1%	12,273
Gain on sale of development project to a related party	—	—	(3,744)	(0.9%)	3,744
Depreciation and amortization	5,850	1.3%	6,757	1.7%	907

Operating income	45,765	10.2%	27,654	6.9%	(18,111)
Interest expense, net	10,678	2.4%	7,215	1.8%	(3,463)
Other expense	(2,844)	(0.6%)	(2,297)	(0.6%)	(547)

Income before provision for income taxes	32,243	7.2%	18,142	4.5%	(14,101)
Provision for income taxes	2,167	0.5%	63	—	(2,104)

Net income	30,076	6.7%	18,079	4.5%	(11,997)
Dividend to parent	—	0.0%	(39,351)	(9.8%)	39,351

Net income (loss) attributable to common stockholders	$30,076	6.7%	$(21,272)	(5.3%)	$(51,348)

Net Revenues

Net Revenues by Segment (in thousands):

	Publishing	Distribution	Corporate	Total

Nine months ended December 31, 2002	$371,733	$77,831	$—	$449,564
Nine months ended December 31, 2003	$354,976	$47,564	$—	$402,540

Net revenues for the nine months ended December 31, 2003 decreased approximately $47.1 million or 10.5% from $449.6 million to $402.5 million.

•	A 4.5% decline in publishing net revenues from $371.7 million in the December 2002 period to $355.0 million in the December 2003 period is the combined result of reduced replenishment orders in the current quarter and a light schedule of new product releases in the prior (September 2003) quarter, partially offset by stronger international royalty income earned on Infogrames SA’s international sales of the Company’s titles in the current year.

•	Publishing revenues include international royalty income earned on Infogrames SA’s international sales of the Company’s titles which is up by $10.1 million from $17.2 million in 2002 to $27.3 million in 2003. The increase includes a favorable exchange rate impact in the current fiscal year of approximately $4.2 million from the weakening US dollar against the euro and strong fiscal 2004 international sales of Enter the Matrix (Playstation2, Xbox, PC and GameCube).

•	Additionally, the Company recognized $3.5 million of previously deferred revenue from sublicensing income of as a result of a termination of its sublicensing arrangement with Microsoft. See Note 10 of the Notes of these Consolidated Financial Statements for additional information related to this transaction.

•	Total distribution net revenues decreased 39.0% from $77.9 million to $47.5 million from continued general industry softness in productivity software and the Company’s decision to reduce its third party distribution operations in the specific instances where margins are considered insufficient.

Gross Profit

	Publishing Platform Mix

	2002	2003

PC	38.6%	27.4%
Playstation2	31.1%	36.1%
Xbox	10.2%	13.3%
Gameboy Advanced	11.2%	12.7%
Game Cube	4.5%	7.4%
Playstation	3.2%	2.9%
Gameboy Color	1.1%	0.2%
Other	0.1%	0.0%

Total	100.0%	100.0%

          Gross profit decreased to $199.8 million for the nine months ended December 31, 2003 from $231.5 million in the comparable 2002 period primarily from decreased sales volume, while, as a percentage of net revenues, gross profit decreased from 51.5% to 49.6%. The benefit of a sales mix shift out of the higher cost distribution business and into the lower cost publishing business is largely being offset by a continuing sales mix shift within the publishing business toward the more costly console product and away from the less costly PC product, which is consistent with current industry trends. Approximately 72.6% of the publishing businesses shipments were console sales during the nine months ended December 31, 2003 versus 61.4% in the comparable 2002 period. For the nine months ended December 31, 2003, the distribution business accounted for 11.8% of the Company’s net revenues as compared to 17.3% for the comparable 2002 period. Finally, a higher mix of royalty-bearing products sold in the current period contributed to lower margins. In the nine month period ended December 2003, royalty expense included in cost of goods sold was 15.4% of net revenues while, in the 2002 period, royalty expense was 12.6% of net revenues.

Selling and Distribution Expenses

          During the nine months ended December 31, 2003, selling and distribution expenses decreased approximately $9.8 million, or 12.1%, to $71.3 million from $81.1 million in the comparable 2002 period due to lower advertising expense from fewer new product releases as well as lower variable costs (mainly freight and handling) from decreased net revenues. Advertising expenses decreased $4.6 million or 8.8% and variable freight and distribution expenses decreased $2.9 million from the comparable 2002 period. The selling and distribution expenses remained relatively unchanged as a percentage of net revenues at 17.7% for the nine months ended December 31, 2003 from 18.0% in the comparable 2002.

General and Administrative Expenses

          The general and administrative expenses of $25.2 million are significantly below the December 2002 period’s expenses of $30.9 million mainly because the December 2002 bonus expense included a charge for one-time incentive compensation. Slightly offsetting the decreased bonus expense is a $0.9 million bad debt charge in the current period related to the recent KB Toys Inc. bankruptcy filing; the December 2002 period included a $0.3 million charge for that period’s FAO Inc. bankruptcy filing. Without the one-time incentive compensation from the 2002 period, general and administrative expense as a percentage of net revenues of 7.0% would have been reduced to 6.0% in the 2002 period, consistent with the 2003 percentage of 6.1%.

In-Process Research and Development Expense

          The $7.4 million of in-process research and development expense in the December 2002 period represents a portion of the purchase price paid for the Shiny development studio during that period. No such expense was recorded in the current period.

Research and Development Expenses

          Research and development expenses for the nine months ended December 31, 2003 increased approximately $12.2 million, or 20.2%, to $72.7 million from $60.5 million in the comparable 2002 period, primarily from the increase of approximately $7.2 million in amortization and write-off of capitalized licenses and the timing of milestone completions upon which this expense is based. In relation to total research and development expenses, the internal costs without license amortization and write-off represented 44.6% of the total research and development costs for the nine months ended December 31, 2003, while internal costs were 50.2% of total research and development costs for the comparable 2002 period.

Gain on Sale of a Development Project to a Related Party

          During the third quarter of fiscal 2004, the Company sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The project involved a license owned by Atari Interactive for which development rights were transferred to the Company in the fourth quarter of fiscal 2003 at no cost to the Company. Management believes that the value of the development rights was minimal at the time of the transfer. The sales price to Atari Interactive was equal to the development costs incurred by the Company which were expensed during the period of development, principally in the first six months of fiscal 2004. The sale was initiated as a result of concerns expressed by the original third party licensor relating to the Company’s development efforts.

Depreciation and Amortization

          Depreciation and amortization for the nine months ended December 31, 2003, increased by $0.9 million, or 15.3%, to $6.8 million from $5.9 million in the comparable 2002 period due to amortization expense of the Company’s license with Atari Interactive for the rights to the Atari name.

Interest Expense, net

          Interest expense, net, decreased approximately $3.5 million to $7.2 million for the nine months ended December 31, 2003 from $10.7 million in the comparable 2002 period. The decrease is a result of the Company’s September 2003 recapitalization whereby all outstanding related party debt was converted to equity. Since the recapitalization, interest and financing fees have consisted solely of expenses incurred under the Company’s credit facility arrangement with GECC. Furthermore, interest expense has been further reduced by interest income received from advances to related parties of approximately $1.1 million. Offsetting this decrease in interest expense, the Company expensed the full $1.3 million remaining deferred financing fees outstanding as a result of the conversion of all outstanding related party debt to equity in the September 2003 quarter.

Other Expense

          Other expense in the nine months ended December 31, 2003 included a $1.7 million write-down related to the Oddworld Transaction (see Note 10 of the Notes of these Consolidated Financial Statements for additional information related to this transaction). Other expense in comparable 2002 period included an initial write-down of the Oddworld investment of approximately $3.6 million, offset by $0.6 million of commission income recorded by the Company as compensation for negotiating a sale-lease back transaction for a related-party.

Provision for Income Taxes

          During the nine months ended December 31, 2002, the Company recorded a provision for taxes of $2.2 million, the majority of which related to foreign tax liabilities of the Company’s foreign operations. During the nine months ended December 31, 2003, a nominal provision was recorded for miscellaneous state and foreign taxes paid based on the overall expected tax rate for the fiscal year.

Liquidity and Capital Resources

Overview

          As of December 31, 2003, management believes that the Company has sufficient capital resources to finance the Company’s operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products. On November 12, 2002, (last amended December 23, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC which was used to fund the Company’s working capital and general corporate needs and to provide funding to certain related parties which are wholly-owned by Infogrames SA. As part of the most recent amendment under the GECC Senior Credit Facility, the Company will no longer provide funding to related parties.

          On September 4, 2003, the Company entered into a Recapitalization Agreement exchanging all of the Company’s related party debt, net of certain advances, with Infogrames SA and certain of its wholly-owned subsidiaries into shares of the Company’s common stock. Subsequently, on September 24, 2003, the Company issued new shares of its common stock in a secondary public offering generating net proceeds of $34.9 million, of which $3.9 million was used to repay the outstanding balance of the Senior Credit Facility with GECC. The remaining proceeds from the Offering are being used to pay costs of developing video game software and to meet general working capital needs. See the Company’s Registration Statement on Form S-2 for a discussion of “Risk Factors” that could materially impact expected cash flows.

Cash Flows

          Cash was $9.0 million at December 31, 2003 compared to $0.8 million at March 31, 2003. As of December 31, 2003, the Company had working capital of $40.3 million compared to a working capital deficit of $91.6 million at March 31, 2003.

          During the nine months ended December 31, 2003, the cash used in operating activities of $5.1 million and cash outflows from investing activities, mainly advances to related parties, were funded from $31.7 million of cash from financing activities. Since, September 30, 2003, however, approximately $23.9 million of the $34.9 million proceeds from the September 2003 equity offering have been used for operating activities, primarily to fund the seasonal growth in the Company’s accounts receivables during the holiday season. The Company also used proceeds from the equity offering to fund capital expenditures of $0.9 million during the December 2003 quarter. During the nine months ended December 31, 2003, the Company advanced Atari Interactive $14.4 million under the terms of the GECC Senior Credit Facility in order to support its operations. Atari Interactive develops games which the Company distributes in North America and, consequently, the Company is dependent, in part, on Atari Interactive’s development activities for growth in its publishing revenues. As part of the most recent amendment under the GECC Senior Credit Facility, the Company no longer provides funding to related parties.

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

          The Company is also party to various litigation arising in the course of its business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Credit Facilities

GECC Senior Credit Facility

          On November 12, 2002 (last amended December 23, 2003), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC to fund the Company’s working capital and general corporate needs, as well as to fund advances to Paradigm and Atari Interactive, each a related party. Loans under the Senior Credit Facility are based on a borrowing base comprised of the value of the Company’s accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contained certain financial covenants and named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the Senior Credit Facility are secured by the Company’s assets. At December 31, 2003, $6.9 million of borrowings remained outstanding and $12.5 million of letters of credit were outstanding. As of December 31, 2003, accrued interest was $0.1 million and included in accrued liabilities. At December 31, 2003, the Company was in compliance with all financial covenants.

          As part of the most recent amendment under the Senior Credit Facility, dated December 23, 2003, Atari Interactive and Paradigm have been removed as guarantors. Furthermore, under this amendment, the Company will no longer fund advances to Atari Interactive and Paradigm through related party loans.

Infogrames SA credit facilities and debt with the Company

          Credit Agreement

          The Company maintained the Credit Agreement with Infogrames SA which provided for an aggregate commitment of $75.0 million which bore interest at LIBOR plus 2.5%. Effective December 31, 2002, the maturity date of the Credit Agreement was extended to April 1, 2004. This agreement required that the Company comply with certain financial covenants and, among other items, restricted capital expenditures. As of September 30, 2003, all outstanding borrowings were exchanged for 10,541,105 newly issued common shares under the terms of the Recapitalization Agreement. As of December 31, 2003, accrued interest and fees that remain outstanding were minimal and are included in current amounts due to related parties (See Note 1, Recapitalization, of the Notes of these Consolidated Financial Statements).

          Medium-Term Loan

          In connection with the Shiny Acquisition, the Company obtained a $50.0 million medium-term loan from Infogrames SA. Interest was based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum was based on the aggregate amount of the facility less outstanding loans. As of September 30, 2003, all outstanding borrowings have been exchanged for 11,359,319 newly issued common shares under the terms of the Recapitalization Agreement. Additionally, as of December 31, 2003, accrued interest that remained outstanding was minimal and included in current amounts due to related parties (See Note 1, Recapitalization, of the Notes of these Consolidated Financial Statements).

Long-Term Related Party Debt

          0% Notes

          In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to GAP the 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The 0% Notes mature in December 2004 and had a redemption value of $50.0 million at maturity. In lieu of payment at maturity, the 0% Notes were convertible at any time, at holder’s option, into shares of the Company’s common stock at $20.00 per share. On December 28, 2001, Infogrames SA assumed the 0% Notes from GAP in exchange for shares of Infogrames SA common stock. Infogrames SA did not change any of the terms of the 0% Notes (renamed the “Infogrames SA 0% subordinated convertible note”) as they relate to the Company. Interest on the Infogrames SA 0% subordinated convertible note was accreted at the rate of 7% per annum.

          Under the terms of the September 4, 2003 Recapitalization Agreement, the Infogrames SA 0% subordinated convertible note has been fully offset against the advances to related parties (Notes 1 and 5).

          5% Notes

          In conjunction with the 1999 purchase of the Company by Infogrames SA, the Company issued to CUSH, 5% CUSH Notes in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes matured in December 2004 and have a principal amount of $60.6 million. In lieu of payment at maturity, the 5% CUSH Notes were convertible at any time, at holder’s option, into shares of the Company’s common stock at $9.25 per share.

          Under the terms of the September 4, 2003 Recapitalization Agreement, the 5% CUSH Notes, net of the remaining advances to related parties, have been fully converted to 17,129,453 of the Company’s newly issued common shares at a fair-market value of $4.25 per share. The common shares issued by the Company were at a more favorable rate than that available under the original terms of the 5% CUSH Notes. The resulting incremental value of the additional stock issued was recorded as a dividend to Infogrames SA of $39.4 million (Notes 1 and 5).

          In September 2003, the Company expensed $1.3 million of remaining deferred financing fees related to the Infogrames SA 0% subordinated convertible note and the 5% CUSH Notes as a result of the Recapitalization Agreement.

Contractual Obligations

          As of December 31, 2003, royalty and license advance obligations and future minimum lease obligations under non-cancelable operating leases are summarized as follows (in thousands):

	Contractual Obligations Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Royalty and license advances	$1,329	$519	$—	$—	$1,848
Operating lease obligations	5,900	11,900	1,800	1,200	20,800

Total	$7,229	$12,419	$1,800	$1,200	$22,648

Recent Accounting Pronouncements

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN 46-R to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a VIE be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company’s financial condition or results of operations.

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

Foreign Currency Exchange Rates

          In recent years, the Company has restructured its foreign operations. As of December 31, 2003, foreign operations represented 0.0% and 1.0% of consolidated net revenues and total assets, respectively. The Company also recorded approximately $6.6 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of the Company’s business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company’s results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. The Company purchases certain of its inventories from foreign developers. The Company also pays royalties primarily denominated in euros to Infogrames SA from the sale of Infogrames SA products in North America. The Company’s business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company’s future results could be materially and adversely impacted by changes in these or other factors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2003, with the participation of the Company’s management, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, except as set forth below, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Based upon management’s evaluation, the Company’s procedures for ensuring that directors, officers and ten percent (10%) beneficial owners file transaction reports pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (and the rules thereunder) are not yet effective. The Company is in the process of assessing and improving those procedures and expects that all appropriate procedures shall be implemented prior to the date on which the Company will file its Form 10-K for the fiscal year ending March 31, 2004.

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

          During the nine months ended December 31, 2003, no significant claims were asserted against or by the Company that in management’s opinion the likely resolution of which would have a material adverse affect on the Company’s liquidity, financial condition or results of operations, although the Company is involved in various claims and legal actions arising in the ordinary course of business. The following litigation matters are still pending or were terminated during the period. The Company continues to believe, with respective to pending matters, that the underlying complaints are without merit and intends to defend itself vigorously against these actions.

          The Company’s management believes that the ultimate resolution of any of the complaints summarized below and/or any other claims which are not stated herein will not have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

KBK

          On September 16, 2002, KBK, a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline, a subsidiary of Interplay, and the Company in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize (i.e., right to translate games into the local language of the country where the games are distributed) and to electronically distribute in Korea, Neverwinter Nights and certain other games which were previously released. The complaint further alleges that Gamesonline and the Company conspired to prevent KBK from entering the market with Neverwinter Nights or any previously released games of Gamesonline. The complaint alleges the following causes of action against the Company: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action.

          An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Atari Interactive (formerly known as Infogrames Interactive, Inc.) as a named defendant, and alleging that the Company managed and directed Atari Interactive to engage in the foregoing alleged acts. The Company and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named as defendants “Infogrames Asia Pacific”, “Infogrames Korea”, and “Interplay, Inc.”. On October 29, 2003, Interplay filed a cross-complaint against the Company, Atari Interactive, Inc., Infogrames Korea and Roes 101 through 200. The Company and Atari Interactive filed an answer on December 3, 2003. Discovery is ongoing.

Interplay

          On September 19, 2003, Interplay commenced the Action in New York State Supreme Court, New York County in which it named Atari Interactive and the Company as defendants, seeking, among other things, a judgment declaring that a computer game license agreement between Interplay and Atari Interactive continues to be in full force and effect.

          On September 23, 2003, Interplay obtained a preliminary injunction that prevents termination of the computer game license agreement. On October 9, 2003, Atari Interactive answered the complaint, denying all claims, asserting several affirmative defenses and counterclaims for breach of contract and one counterclaim for a judgment declaring the computer game license agreement terminated. Atari Interactive’s answer also asserted that the Company was incorrectly named as the defendant in this Action. Both sides sought damages in an amount to be determined at trial.

          The Company, Atari Interactive and Interplay reached an agreement with respect to the scope and terms of the computer game license agreement and accordingly, filed with the court a Stipulation of Dismissal, dated December 22, 2003. The court ordered dismissal of the matter on January 6, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated By-Laws of Atari, Inc. (conformed)

3.2	Amendment No. 1 to the Amended and Restated By-Laws of Atari, Inc., effective as of November 21, 2003.

10.1	Sixth Amendment to Credit Agreement, dated as of December 23, 2003, among the Company, as Borrower, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

10.2	First Amendment to Intercreditor and Subordination Agreement, dated as of December 23, 2003, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., Atari Interactive, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto.

31.1	Certification by the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

               On November 3, 2003, the Company furnished a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition), containing a copy of the Company’s earnings release for the quarter ended September 30, 2003 (including financial information).

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.

By:	/s/ DAVID J. FREMED

David J. Fremed
Senior Vice President of Finance and
Chief Financial Officer

Date: February 13, 2004