Form 10-K
period 2004-03-31
ATARI INC
filed 2004-06-14
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

[ ]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to	Commission File No. 0-27338

ATARI, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3689915
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

417 Fifth Avenue, New York, NY 10016
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 726-6500

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the $4.04 closing sale price of the common stock on September 30, 2003 as reported on the NASDAQ National Market, was approximately $142,874,669. As of June 9, 2004, there were 121,275,614 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

     Portions of Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ATARI, INC. AND SUBSIDIARIES
MARCH 31, 2004 ANNUAL REPORT ON FORM 10-K

		Page
	PART I
ITEM 1.	Business	2
ITEM 2.	Properties	20
ITEM 3.	Legal Proceedings	21
ITEM 4.	Submission of Matters to a Vote of Security Holders	22

	PART II
ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	23
ITEM 6.	Selected Financial Data	24
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
ITEM 8.	Financial Statements and Supplementary Data	42
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
ITEM 9A.	Controls and Procedures	42

	PART III
ITEM 10.	Directors and Executive Officers	43
ITEM 11.	Executive Compensation	43
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	43
ITEM 13.	Certain Relationships and Related Transactions	43
ITEM 14.	Principal Accountant Fees and Services	43

	PART IV
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	44

SIGNATURES		52

CONSOLIDATED FINANCIAL STATEMENTS		F-1
DISTRIBUTION AGREEMENT
SEVENTH AMENDMENT TO THE CREDIT AGREEMENT
EIGHTH AMENDMENT TO THE CREDIT AGREEMENT
DESCRIPTION OF EXECUTIVE BONUS PLAN FOR FISCAL '04
CONSULTING AGREEMENT
AMENDMENT #6 TO SUBLICENSE AGREEMENT
PROMISSORY NOTE
PROMISSORY NOTE
PROMISSORY NOTE
LIST OF SUBSIDIARIES
CONSENT OF DELOITTE & TOUCHE LLP
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
AMENDED AND RESTATED AUDIT COMMITTEE CHARTER
COMPENSATION COMMITTEE CHARTER, AS AMENDED

i

This Annual Report contains statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this Report, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Some of the factors that could cause actual results or future events to differ materially or otherwise, include the following: the loss of key customers; delays in product development and related product release schedules; maintaining relationships with leading independent video game software developers; adapting to the rapidly changing industry technology; maintaining or acquiring licenses to intellectual property; the termination or modification of our agreements with hardware manufacturers; an inability to maintain or find debt financing on terms commercially reasonable to us; and pricing of and demand for distributed products. For specific information concerning these and other such factors please see the section entitled “Risk Factors” on pages 13 to 20.

Nintendo®, Game Boy®, Game Boy® Advance, Nintendo GameCube®, and Game Boy® Color are trademarks and/or registered trademarks of Nintendo of America, Inc. Sony’s PlayStation® and PlayStation® 2 are trademarks and/or registered trademarks of Sony Computer Entertainment, Inc. Microsoft Xbox™ is a registered trademark of Microsoft Corporation. Asteroids®, Backyard Basketball®, Backyard Sports™, Centipede®, Civilization®, Civilization® III: Conquests™, Deer Hunter®, DRIV3R™, Driver™, Freddi Fish™, Kya®, Missile Command®, Shadow Ops™: Red Mercury, Sid Meier’s Civilization®, Stuntman®, Test Drive®, and V-Rally® are trademarks and/or registered trademarks of Atari Inc., its subsidiaries, and its affiliated entities. All other trademarks are property of their respective owners.

PART I

ITEM 1. BUSINESS

OVERVIEW

          We are a leading global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience, as well as a leading distributor of video game software in North America. We publish and distribute games for all platforms, including Sony PlayStation and PlayStation2; Nintendo Game Boy, Game Boy Advance and GameCube; Microsoft Xbox; and personal computers, referred to as PCs. We also publish and sub-license games for the wireless, internet, and other evolving platforms. Our diverse portfolio of products extends across every major video game genre, including: action, adventure, strategy, children, family, driving and sports games.

          Our products are based on intellectual properties that we have either created and own internally or which have been licensed from third parties, including leading entertainment companies. We continually seek the best available talent to join our internal development team, which we believe is one of the most creative in the industry.

          Our internally developed franchises range across all genres and platforms, and feature some of our most successful properties to date, including:

•	Driver (more than 6.0 million units sold in the U.S., including all installments);

•	Test Drive (more than 5.8 million units sold in the U.S., including all installments);

•	Backyard Sports (more than 6.5 million units sold in the U.S., including all sports and all installments);

•	Freddi Fish (more than 2.6 million units sold in the U.S., including all installments); and

•	Putt Putt (more than 2.4 million units sold in the U.S., including all installments).

          Our extensive library of licensed properties, which constitutes an important component of our product strategy, includes some of the most recognizable names in popular entertainment, which we believe reduces product risk. A significant number of our licensed properties have come from the television, motion picture and sports industries, including the following:

•	Warner Bros. Entertainment (The Matrix);

•	Viacom / Nickelodeon (Mission: Impossible 2, Survivor, Blue’s Clues and Dora the Explorer);

•	Sony Pictures (Godzilla);

•	C2 Pictures (Terminator 3);

•	Canal + (Terminator and Terminator 2);

•	Dreamworks (Sinbad);

•	FUNimation (Dragon Ball Z);

•	National Football League;

•	National Hockey League;

•	National Basketball Association; and

•	Major League Baseball.

          In addition to our publishing and development activities, we also distribute video game software in the United States and Canada, handling both our own products as well as those titles developed by certain third-party distributors with whom we have contracts. As a leading distributor of video game software throughout the U.S., we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. Additionally, through our relationship with our majority stockholder, Infogrames Entertainment S.A., or IESA, a French corporation, listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. See our risk factor regarding our dependence upon IESA. Similarly, we exclusively distribute IESA’s products in the United States and Canada.

          Through our distribution agreement with IESA, we have the rights to publish and sub-license certain intellectual properties either owned or licensed by IESA or Atari Interactive, Inc. Those properties include key franchises such as Roller Coaster Tycoon and Sid Meier’s Civilization, Atari classics such as Asteroids, Missile Command and Centipede and Hasbro properties such as TRANSFORMERS and Dungeons & Dragons.

          For the year ended March 31, 2004, we reported net revenues of $468.9 million and net income of $0.7 million. During this twelve month period, on the strength of several of our key releases, particularly Enter the Matrix and several Dragon Ball Z titles, we ranked third among PC game publishers and fifth among third-party video game publishers in market share based on video game software dollar sales, according to data provided by NPD Group, Inc. (NPD), an independent market research company.

          Atari, Inc. (formerly known as Infogrames, Inc.) was organized in Delaware in 1992. In May 2003, we changed our name to Atari, Inc. and changed our trading symbol on the NASDAQ National Market to “ATAR”. Effective March 28, 2003, we changed our fiscal year-end from June 30 to March 31. Our corporate office and U.S. headquarters is located at 417 Fifth Avenue, New York, New York 10016 (main telephone: (212) 726-6500). We maintain a worldwide website at www.atari.com. Information contained on the website should not be deemed part of this Annual Report.

INDUSTRY OVERVIEW

          The video game software industry primarily comprises software for dedicated game consoles or platforms (such as GameCube, PlayStation2 and Xbox), handhelds (such as Game Boy Advance) and PCs. Publishers of video game software include the console manufacturers, or “first-party publishers”, and third-party publishers such as ourselves whose sole role is the development, publishing and distribution of video game software. Additionally, the use of wireless devices (such as mobile phones and personal digital assistants) as a gaming platform, known as “mobile gaming”, is growing rapidly. According to International Data Group (IDG), an independent technology, media, research, and event company, the worldwide video game software market is expected to be $21.3 billion in 2004.

The Console and Handheld Market

          Console platforms as they exist today have made significant technological advances since the introduction of the first generation of modern consoles by Nintendo in 1985. Hardware manufacturers have historically introduced a new and more technologically advanced gaming console platform every four to five years. Handhelds have also made advances since their introduction. However, handhelds have typically experienced longer product cycles. With each new cycle, the customer base for video game software has expanded as gaming enthusiasts mature and advances in video game hardware and software technology engage new participants, generating greater numbers of console units purchased than the prior cycle. The beginning of each cycle is largely dominated by console sales as consumers upgrade to the next-generation technology. As the cycle matures, consumers’ focus shifts to software, resulting in a period of rapid growth for the video game software industry.

          The current generation of video game console hardware leverages CD-ROM and DVD-ROM technology. Handheld platforms, however, still rely on cartridge technology. Use of disc-based technology in consoles has been an important advancement in the industry as it provides greater memory capacity, shorter manufacturing lead times and decreased manufacturing costs. Another important technological advancement has been the introduction of “backward compatibility”, or the ability of current generation consoles to operate software from the previous generation of consoles. This provides additional market longevity to both prior generation hardware and software. Sony was the first manufacturer to introduce the current generation of console hardware with the introduction of the PlayStation 2 platform in 2000. Nintendo introduced its current generation platforms a year later, launching the GameCube and Game Boy Advance in 2001. This generation also saw the entrance of Microsoft into the industry with the introduction of the Xbox console. PlayStation 2’s early introduction helped establish it as the leading hardware platform, with a projected installed base in North America of 30.1 million households in 2004, compared to 10.6 million and 12.3 million households for GameCube and Xbox, respectively, according to IDG.

          This cycle, in particular, has been defined by an increased rate of change and complexity in the technological innovations of video game hardware and software. In addition to these technological innovations, there has been greater competition for shelf space and creative talent as well as increased buyer selectivity. As a result, the video game industry has become increasingly hit-driven, which has led to higher per game production budgets, longer and more complex development processes, and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development process, have increased the need for disciplined product development processes that limit cost and overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of existing hit titles into additional video game software franchises in order to spread development costs among multiple products.

Personal computers

          Advances in personal computer technology take place at a more rapid pace than console and handheld technology. Advances in microprocessors, graphics chips, hard-drive capacity, operating systems and memory capacity have greatly enhanced the ability of the PC to serve as a video game platform. These technological advances have enabled developers to introduce video games for PCs with enhanced game play technology and superior graphics. The fact that this market has typically not been subject to video game industry cycles and that publishers are not required to pay hardware royalties and high manufacturing costs makes this an attractive market for video game publishers.

Consolidation

          We and other publishers have used acquisitions to obtain creative talent as well as independently developed intellectual properties. We believe economies of scale will be increasingly important as the complexity and costs associated with video game development continue to increase. In addition, the acquisition of proven intellectual properties has become increasingly important as publishers seek to diversify and expand their product portfolio, while limiting exposure to unsuccessful product development efforts. Given these facts, we expect consolidation within the video game software industry to continue.

RECAPITALIZATION AND SECONDARY OFFERING

          During the second quarter of fiscal 2004, we completed a recapitalization through the issuance of new shares pursuant to (i) an agreement with our majority stockholder (through direct and indirect stock holdings), IESA and (ii) a public offering. Per the agreement with IESA, on September 18, 2003, we issued an aggregate of 39,029,877 shares of our common stock, valued at $4.25 per share, to IESA and its wholly-owned subsidiary California U.S. Holdings, Inc., or CUSH, in satisfaction of approximately $165.9 million of our net indebtedness to IESA. The converted debt consisted of the following outstanding amounts at September 18, 2003: $48.3 million of a medium-term loan, $44.8 million of a revolving credit agreement with IESA, $46.3 million of non-interest bearing subordinated convertible notes and $73.1 million of 5% subordinated convertible notes. The 5% subordinated convertible notes were converted into shares of our common stock at a more favorable rate than was available under the original terms of such notes. The incremental value of the additional stock issued was treated as a non-cash dividend to IESA. The recapitalization agreement provided for an offset of previously provided advances to Atari Interactive and Atari Australia Pty Ltd. of $44.7 million and $1.9 million, respectively. Accordingly, upon completion of the recapitalization, no debt was owed to IESA or its subsidiaries pursuant to the above financing arrangements.

          On September 24, 2003, IESA sold 17,179,412 of the shares issued as part of the recapitalization at $4.25 per share in a public offering. We also sold 9,820,588 new shares of our common stock in the public offering at $4.25 per share, generating net proceeds to us of approximately $34.9 million. After these transactions and the exercise of the underwriter’s over-allotment option on October 21, 2003, IESA owns approximately 67% of our common stock directly and through its subsidiaries CUSH and Atari Interactive.

          In connection with the recapitalization, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. There shall be no royalty payments due in years one through five.

RELATIONSHIP WITH IESA

          IESA renders management services to us and we render management services to Atari Interactive, which is based in Beverly, Massachusetts. Atari Interactive develops videogames, and owns the name “Atari” and the Atari logo, which we use under our license. As discussed further in the “Distribution” section of this Report, IESA is also the distributor of our products in Europe, Asia and certain other regions and we are the distributor of IESA’s and its affiliates’ products in the United States and Canada.

          IESA has incurred significant losses from operations and is highly leveraged. Should IESA experience liquidity issues, among other things, this may result in its inability to fund the development efforts of Atari Interactive, and our results of operations may suffer because, as the North American distributor of the games developed by Atari Interactive, our revenue could significantly decrease. Such a reduction of our revenue, among other things, could result in a breach of one or more of the covenants contained in our GECC senior credit facility. In the event any of the above contingencies occur, management is prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product development and a reduction in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

PRODUCTS

          Our core strength has typically been in titles for the action, adventure, strategy, children, family, racing and sports genres. We have built a leading children’s entertainment portfolio and have successfully transitioned a number of proven television and movie franchises to successful video game franchises. We continually seek to expand our product portfolio with proven intellectual properties and through the creation of sequels and expansion of successful titles.

          The following table lists our 25 top selling titles (based on dollar sales) during the year ended March 31, 2004.

Title	Platform	Genre	Initial release
Enter the Matrix	PS2/ Xbox/ GC/ PC	Action	Summer-03
Dragon Ball Z: Budokai 2	PS2	Action	Winter-03
Dragon Ball Z: Budokai	PS2/GC	Action	Winter-02
Dragon Ball Z: The Legacy of Goku II	GBA	Adventure	Summer-03
Terminator 3: Rise of the Machines	PS2/ Xbox/GBA	Action	Winter-03
Dragon Ball Z: Taiketsu	GBA	Action	Winter-03
Mission Impossible: Operation Surma	PS2/ Xbox/GBA/GC	Action	Winter-03
Beyblades: Ultimate Blader Jam	GBA/GC	Action	Fall-03
Test Drive Greatest Hits	PS2/ Xbox/GBA/PC	Driving	Summer-02
Unreal Tournament 2004	PC	Action	Spring-04
Dragon Ball Z: Ultimate Battle 22	PSone	Adventure	Spring-03
Magic the Gathering: Battle Ground	Xbox	Action	Winter-03
Unreal II: The Awakening	Xbox/PC	Action	Spring-03
Dungeons & Dragons: Heroes	Xbox	Adventure	Fall-03
Temple of Elemental Evil: A Greyhawk Adventure	PC	Adventure	Fall-03
Nascar Dirt to Daytona	PS2/GC	Racing	Winter-02
Neverwinter Nights: The Hordes of the Underdark	PC	Strategy	Winter-03
Neverwinter Nights: The Shadows of Undrentide	PC	Strategy	Summer-03
Yu Yu Hakusho: Spirit Detective	GBA	Action	Winter-03
Godzilla: Destroy all Monsters	Xbox/ GBA/GC	Action	Winter-02
Neverwinter Nights Gold	PC	Strategy	Winter-03
Dragon Ball Z: The Legacy of Goku	GBA	Adventure	Spring-02
Backyard Basketball	PS2/PC	Children	Winter-01
Roller Coaster Tycoon Deluxe	PC	Strategy	Spring-03
Wheel of Fortune 3	PS2/PC	Social	Winter -02

GBA = Game Boy Advance GC = GameCube PSone = PlayStation PS2 = PlayStation 2

          For fiscal 2004, we had one title, Enter the Matrix, published on four different platforms, which represented approximately 20% of our consolidated revenues.

PUBLISHING

          Our publishing activities include the management of development, marketing, packaging and sales of video game software for all platforms, including PlayStation, PlayStation2, Game Boy, Game Boy Advance, GameCube, Xbox, and PC. During the year ended March 31, 2004, on the strength of several of our key releases, particularly Enter the Matrix and several Dragon Ball Z titles, we ranked third among PC game publishers and fifth among third-party video game publishers in market share based on video game software dollar sales, according to data provided by NPD. During the year ended March 31, 2004, our publishing operations were organized as follows:

•	Santa Monica Studio—Santa Monica, California—With an emphasis on action, adventure, driving and sports games, our Santa Monica studio publishes titles that are developed both internally and externally. With proximity to the Hollywood community, the Santa Monica Studio is strategically positioned to acquire and manage key titles licensed from the motion picture and television studios. Key titles released by the Santa Monica studio during fiscal 2004 included: Enter the Matrix, Unreal Tournament 2004, Terminator 3: Rise of the Machines, Mission Impossible: Operation Surma, Magic the Gathering: Battle Ground, Unreal II: The Awakening, Temple of Elemental Evil: A Greyhawk Adventure, Neverwinter Nights: The Hordes of the Underdark, Neverwinter Nights: The Shadows of Undrentide, and Godzilla: Destroy all Monsters, among others.

The Santa Monica Studio published 15 new titles in fiscal 2004, generating approximately 39% of our publishing revenue for the year.

•	Beverly Studio—Beverly, Massachusetts—The Beverly studio focuses on developing and publishing a range of products, from interactive entertainment for children and the mass market to strategy and adventure games for more seasoned gamers. The Beverly studio’s publishing lineup includes those titles previously published under the Hasbro Interactive label, which was acquired by IESA in 2001 and is now named Atari Interactive. Pursuant to our management agreement with IESA, we manage this facility and are responsible for publishing the games for which development is managed by Atari Interactive in the United States and Canada. Key titles published by the Beverly Studio in fiscal 2004 included: all titles within the Dragon Ball Z and Backyard Sports franchises, Civilization III: Conquests, Roller Coaster Tycoon II, Dungeons & Dragons: Heroes, Kya, and Yu Yu Hakusho: Spirit Detective, among others.

The Beverly Studio published 38 titles in fiscal 2004 and generated approximately 33% of our publishing revenue for the year.

          With a lineup that spans from hardcore games through mass market titles, we publish games at various price points, ranging from value-priced titles to premium-priced products. Pricing is determined by a variety of factors, including but not limited to: licensed or franchise property; internal or external development; single or multiple platform development; production costs and volumes; target audience; and distribution territory.

DEVELOPMENT

Internal and Related-Party Development

          We leverage both internal and external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors.

          In addition to the two publishing studios described above, we own studios and manage the development of product at studios owned by IESA that focus solely on game development. Titles from these locations range in genre and are published for various audiences on the full array of gaming platforms.

          Development studios owned by Atari include:

•	Humongous Entertainment—Seattle, Washington—The Humongous Studio focuses solely on the development of children’s titles, and the Studio has developed some of the most successful children’s interactive franchises in the industry. Among its critically and commercially successful character series of games, its Freddi Fish and Putt Putt franchises have to date sold in excess of 2.6 million units and 2.4 million units, respectively, in the United States, and its Backyard Sports franchise, the leading interactive sports series for children, has sold more than 6.5 million units in the United States to date.

•	Reflections—Newcastle, England—Reflections is responsible for the creation and development of our hit Driver franchise, which has sold more than 12 million units worldwide to date, as well as Stuntman, which was released in June 2002. Reflections is currently working on DRIV3R, which is scheduled to be released in June 2004.

•	Shiny Entertainment, Inc.—Newport Beach, California—We acquired Shiny in April 2002, along with the rights to develop console and PC games based on The Matrix film trilogy. Shiny developed Enter the Matrix, which was released simultaneously with The Matrix Reloaded, the second film in The Matrix trilogy, in May 2003 and has sold in excess of 5 million units worldwide to date.

•	Minneapolis Studio—Minneapolis, Minnesota—Prior to being closed in March 2004, the Minneapolis studio developed games focusing primarily on action and adventure genres for the casual gamer. Given the nature of these products and their broad audience appeal, a large percentage of the Minneapolis studio’s lineup was published for the PC. Franchises and licenses previously developed in Minneapolis are now being overseen by the Beverly Studio, which had handled all marketing and support services for Minneapolis, prior to the Studio’s closing in March 2004.

•	Legend Entertainment—Chantilly, Virginia – Legend, which was closed in January 2004, focused primarily on certain games developed under the Unreal license. Upon completion of Unreal II: The Awakening for the holiday 2003 season, which was its only remaining project, the Studio was closed.

          In addition to the Studios we own, we also manage development of product at several studios owned by IESA:

•	Paradigm Entertainment, Inc.—Dallas, Texas—Paradigm is the studio behind the successful Pilot Wings game. Paradigm developed several of our recently released titles, including Mission Impossible: Operation Surma and the upcoming Terminator 3: The Redemption.

•	Atari Interactive—Beverly, Massachusetts—Atari Interactive’s studio is responsible for managing franchises such as Roller Coaster Tycoon, Civilization and Monopoly Tycoon, as well as TRANSFORMERS, which was released in May 2004.

•	Eden Studios SAS—Lyon, France—Eden Studios developed the successful V-Rally series, which, to date, has sold more than 3.8 million units worldwide. Most recently, Eden developed Kya, which was released for the holiday 2003 season.

•	Atari Melbourne House Pty Ltd—Melbourne, Australia—Atari Melbourne House is the studio behind our recently released TRANSFORMERS game (May 2004). Previously, the Studio had developed Grand Prix Challenge.

•	Hunt Valley—Hunt Valley, Maryland—The Hunt Valley Studio, which was closed in November 2003, developed several games, including Dungeons & Dragons: Heroes, which was released for the holiday 2003 season and was the final title developed by the Studio.

External development

          In addition to developing products ourselves or through IESA wholly-owned subsidiaries, we publish video game software developed by some of the industry’s most highly regarded independent external developers. These developers include, among others:

•	BioWare Corp. (Neverwinter Nights);

•	Chris Sawyer (Roller Coaster Tycoon series);

•	Deep Red (Monopoly Tycoon);

•	Digital Extremes (Unreal Championship);

•	Digital Fiction (Yu Yu Hakusho);

•	Epic Games (Unreal Tournament 2004 and Unreal Tournament 2003);

•	Firaxis Entertainment (Civilization and Pirates!);

•	Monster Games (Test Drive: Eve of Destruction);

•	Stormfront Studios (Forgotten Realms: Demon Stone);

•	Webfoot Technologies (Dragon Ball Z: The Legacy of Goku); and

•	Zombie Studios (Shadow Ops: Red Mercury).

          Products which are acquired from these external developers are marketed under the Atari name, as well as the name of the external developer. The agreements with external developers typically provide us with exclusive publishing and distribution rights for a specific period of time for specified platforms and territories. The agreements may grant us the right to publish sequels, enhancements and add-ons to the products originally developed and produced by the external developer. We pay the external developer a royalty based on sales of its products. A portion of this royalty may be in the form of advances against future royalties payable at the time of execution of the development agreement, with additional payments tied to the completion of detailed performance and development milestones by the developer.

          We manage external development projects by appointing a producer to oversee each product’s development and to work with the external developer to design, develop and test the products. The producer also helps ensure that development milestones are met in a timely manner. We generally have the right to suspend or terminate making payments to an external developer if the developer fails to meet its development milestones in a timely fashion. Also, we generally have the option to terminate these agreements at relatively low costs.

SALES AND MARKETING

          Our sales and marketing programs emphasize four areas:

•	launching new products;

•	raising the public’s awareness of new brands and franchises;

•	extending the life of existing products and properties to the greatest degree possible; and

•	exploiting the marketability of our intellectual property and products through licensing arrangements that expand application into other consumer product categories.

          To achieve maximum benefit from our sales and marketing programs, we employ a wide range of marketing techniques, including:

•	on-line marketing on the Internet and direct mailings;

•	advertising in video gaming, computer, and general consumer publications;

•	in-store promotions utilizing display towers and endcaps;

•	advertising on television and radio;

•	“guerilla” or “underground” marketing techniques, in which marketing materials are placed in locations which are frequented by the targeted groups of consumers;

•	“viral” marketing techniques in which consumers “pass along” our messages to other targeted groups of consumers; and

•	promotional partnerships with other consumer product companies and third-parties.

          We believe the Internet is integral to our marketing efforts. We use it, in part, to generate awareness of and “buzz” about titles months prior to their market debut. We incorporate the Internet into our marketing programs by creating product-dedicated mini-sites and on-line promotions. In addition, in the months leading up to the release of a new product, we provide extensive editorial material to on-line publications that reach the core gaming audience.

          In addition, central to supporting all marketing, promotions and sales efforts for each title are customized public relations programs designed to create awareness of our products with all relevant audiences, including core gamers and mass entertainment consumers. These public relations efforts have resulted in our coverage in key computer and video gaming publications, as well as major consumer newspapers, magazines and broadcast outlets.

          We monitor and measure the effectiveness of our marketing strategies throughout the life cycle of each product. To maximize our marketing efforts, we may begin to deploy an integrated marketing program for a product more than a year in advance of its release. Historically, we have devoted a substantial portion of our marketing resources to support our key products and intend to do so in the future. We believe that integrated marketing strategies for our key products are essential for other product successes and brand-name loyalty.

          In order to improve efficiency, our sales efforts are handled internally by a single sales organization. We currently have three sales regions, each managed by a vice president of sales. Two of these regions focus on selling our products to retailer and reseller accounts. The third region deals with sales derived from the licensing of our intellectual property and products. Within each region, we have five sales directors who serve as the primary contacts with our approximately 35 largest retail and licensing customers.

INTELLECTUAL PROPERTY

Licenses

Licensed properties

          Our strategy includes the creation of games based on licensed properties that have attained a high level of consumer recognition or acceptance. We have entered into licensing agreements with a number of licensors, including Warner Bros., Viacom/ Nickelodeon, Sony Pictures, Canal +, Dreamworks, Major League Baseball, National Hockey League, National Basketball Association and the National Football League.

          We pay royalties at variable rates based on our net sales of the corresponding title. We frequently make advance payments against minimum guaranteed royalties over the license term. License fees tend to be higher for properties with proven popularity and less perceived risk of commercial failure. Licenses are of variable duration and may in some instances be renewable upon payment of minimum royalties or the attainment of specified sales levels. Other licenses are not renewable upon expiration, and we cannot be sure that we will reach agreement with the licensor to extend the term of any particular license. Our property licenses usually grant us exclusive use of the property for the specified titles, on specified platforms, worldwide or within a defined territory, during the license term. Licensors typically retain the right to exploit the property for all other purposes and to license other developers with regard to other properties.

Hardware licenses

          We currently develop software for use with PlayStation and PlayStation 2, GameCube, Game Boy and Game Boy Advance, Xbox and other video game consoles pursuant to licensing agreements with each of the respective hardware developers. Each license allows us to create one or more products for the applicable system, subject to certain approval rights, which are reserved by each hardware licensor. Each license also requires us to pay the hardware licensor a per-unit license fee for the product produced.

          The following table sets forth information with respect to our platform licenses:

Manufacturer	Platform	Agreement	Territory*	Expiration Date
Sony	PlayStation	Licensed Publisher Agreement, dated January 19, 2003	US, Canada, Mexico and Latin America	January 18, 2007
Sony	PlayStation2	Licensed Publisher Agreement, dated June 6, 2000	US and Canada	March 31, 2005, with automatic one year renewals
Microsoft	Xbox	Publisher License Agreement, dated April 18, 2001	Determined on a title-by-title basis	November 14, 2004
Nintendo	Game Boy, Game Boy Color, Game Boy Pocket	License Agreement, dated April 14, 1999	Western Hemisphere	January 24, 2004**
Nintendo	Game Boy Advance	License Agreement, dated September 24, 2001	Western Hemisphere	September 23, 2004
Nintendo	GameCube	License Agreement, dated March 29, 2002	Western Hemisphere	March 28, 2005

*        IESA, our parent entity and the distributor of our products in Europe, has entered into similar agreements with each of the manufactures for applicable European territories.

**     The renewal of this contract is currently being negotiated. In the interim, we are operating in accordance with the historical terms of the License Agreement.

          We currently are not required to obtain any license for the publishing of video game software for PCs. Accordingly, our per-unit manufacturing cost for such software products is less than the per-unit manufacturing cost for console products.

Protection

          We develop proprietary software titles and have obtained the rights to publish and distribute software titles developed by third parties. Our products are susceptible to unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our titles to obtain and use programming or production techniques that we regard as proprietary. In addition, our competitors could independently develop technologies substantially equivalent or superior to our technologies. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Although we generally do not hold any patents, we seek to obtain trademark and copyright registrations for our products. In addition, each manufacturer incorporates security devices in its platform to prevent unlicensed use.

DISTRIBUTION

United States and Canada

          Throughout the United States and Canada, we distribute our own products, as well as the products of other publishers, utilizing our distribution operations and systems. We are the exclusive distributors for IESA in the United States and Canada. Utilizing our point-of-sale replenishment systems and electronic data interchange links with our largest customers, we are able to efficiently handle high sales volume and manage and replenish inventory on a store by store basis. We also utilize what we believe to be state-of-the-art systems for our entire supply chain management, i.e., manufacturing, EDI/order processing, inventory management, purchasing, and tracking of shipments. We believe these systems help us:

•	increase the efficiency, accuracy and integrity of order processing and payments;

•	shorten order turnaround time; and

•	ensure prompt delivery of desired titles.

          Our strength in distribution in the United States and Canada ensures access to favorable shelf space for our products. We believe that we are one of the largest distributors of video game software to mass merchants in the United States. We distribute our products to a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, Circuit City, and Toys ‘R’ Us; specialty stores such as Electronics Boutique and GameStop; rental chains such as Blockbuster and Hollywood Video; and warehouse clubs such as Sam’s Club and Costco. Additionally, our games are made available through various on-line retail and “e-tail” companies (i.e. Amazon.com).

          Based on the strength of our distribution operations, we have successfully attracted other publishers to utilize our mass merchant distribution capabilities for their products. Other publishers’ products are generally acquired by us and distributed under the name of the publisher of such products, who is, in turn, responsible for the publishing, packaging, marketing and customer support of such products. Our agreements with these publishers typically provide for retail distribution rights in designated territories for a specific period of time, which are typically renewable. Our sales and distribution programs for other publishers’ products are an integral part of our overall approach to the United States and Canadian marketplace, providing value-added services to both publishers and retailers alike and an additional source of revenue for us.

          We outsource our warehouse operations in the United States to Arnold Logistics, which is located in Lancaster, Pennsylvania. The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers.

Europe, Asia and Other Regions

          Because of IESA’s strong presence in Europe, Asia and certain other regions worldwide, IESA distributes our products in these regions pursuant to a distribution agreement we entered into with IESA. We believe that IESA’s strong presence in Europe, Asia and certain other regions provides effective distribution in these regions of our titles while allowing us to focus our efforts in the United States and Canada. IESA distributes our products to several major retailers in Europe, Asia and certain other regions; these retailers include Auchan, Carrefour, Mediamarket and Tesco. IESA has extensive access to retail outlets in these regions. See our risk factor regarding our dependence upon IESA. Under our distribution agreement with IESA, we are entitled to receive 30.0% of the gross profit of the products distributed by IESA, or 130.0% of the royalty rate due to the developer, whichever is greater.

Backlog

          We typically ship products within three days of receipt of orders. As a result, backlog is not material to our business.

MANUFACTURING

          Disk duplication and the printing of user manuals and packaging materials are performed to our specifications by outside sources. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products, or material returns due to product defects. There is some concentration for the supply of our publishing needs, but a number of other outside vendors are also available as sources for these manufacturing and replication services.

          Sony, Nintendo and Microsoft control the manufacture of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us, either directly or through third party vendors, for distribution. Sony PlayStation and PlayStation 2 and Nintendo GameCube and Microsoft Xbox products consist of proprietary format CD-ROMs and are typically delivered to us within a relatively short lead time (approximately 2-3 weeks). Manufacturers of other Nintendo products, which use a cartridge format, typically deliver these products to us within 45 to 60 days after receipt of a purchase order. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.

EMPLOYEES

          As of the end of fiscal 2004, we have 486 employees domestically, with 223 in product development, 96 in administration (i.e., senior management, human resources, legal, IT and facilities), 55 in finance, 48 in sales and 64 in marketing. During the fiscal year, we had operations in New York, New York; Beverly, Massachusetts; Minneapolis, Minnesota (Studio closed in March 2004); Seattle, Washington; Sunnyvale, California; Santa Monica, California; Chantilly, Virginia (Studio closed in January 2004); and Newport Beach, California. We also have operations internationally at our Reflections Studio located in Newcastle, England, which has 109 employees.

COMPETITION

          The video game software publishing industry is intensely competitive, and relatively few products achieve market acceptance. The availability of significant financial resources has become a major competitive factor in the industry primarily as a result of the increasing development, acquisition, production and marketing, as well as potential licensing costs, required to publish quality titles. We compete with other third-party publishers of video game software, including Electronic Arts, Inc., THQ, Inc., Activision, Inc., Take Two Interactive, Inc., and SEGA, among others. In addition, we compete with first-party publishers such as Sony, Nintendo, and Microsoft, who in some instances publish their own products in competition with third-party publisher licenses.

          Atari Interactive has granted us a license to use the name “Atari”. We believe that the Atari brand, which is largely credited with launching the video game industry, continues to carry a level of recognition that can be used as a competitive advantage. We believe that a number of additional factors provide us with competitive opportunities in the industry, including our extensive catalogue of multi-platform products, strength in the mass-market, and strong sales forces in the United States and Canada and, through IESA, in Europe, Asia and other regions. We believe that popular franchises such as Driver, Test Drive, Civilization, the Backyard Sports series, Deer Hunter and Roller Coaster Tycoon, and attractive licenses such as The Matrix, Terminator, Unreal, Dragon Ball Z, Blue’s Clues, Major League Baseball and the National Football League, provide us with a competitive angle to market our products.

SEASONALITY

          Our business is highly seasonal with sales typically significantly higher during the calendar year-end holiday season.

SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

          We operate in three reportable segments: publishing, distribution and corporate. Please see the discussion regarding segment reporting in Note 19 of the Notes to Consolidated Financial Statements, included in Items 7 and 8 of this Report.

          Please see Note 19 of the Notes to Consolidated Financial Statements, included in Items 7 and 8 of this Report, for information related to geographic information with respect to our revenues from external customers and our long-lived assets.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The loss of Wal-Mart, Best Buy, Target or GameStop as key customers could negatively affect our business.

          Our sales to Wal-Mart, Best Buy, Target and GameStop accounted for approximately 24.6%, 11.2%, 9.9% and 8.4%, respectively, of net revenues for the year ended March 31, 2004. Our gross accounts receivable from these retailers were approximately $9.6 million, $8.2 million, $6.1 million and $4.8 million, respectively, as of March 31, 2004. Our business, results of operations and financial condition would be adversely affected if:

•	we lost any of these retailers as a customer;

•	any of these retailers purchased significantly fewer products supplied by us;

•	we were unable to collect receivables from any of these retailers on a timely basis or at all; or

•	we experienced any other adverse change in our relationship with any of these retailers.

          We do not have any written agreements or understandings with Wal-Mart, Best Buy, Target or GameStop. Consequently, our relationship with Wal-Mart, Best Buy, Target or GameStop could end or change at any time. We cannot assure you that Wal-Mart, Best Buy, Target and GameStop will continue to use us as a major supplier of video game software, or at all.

Fluctuations in our quarterly net revenues and results of operations may lead to reduced prices for our stock.

          Our quarterly net revenues and results of operations have varied in the past and can be expected to vary in the future. Our business experiences substantial seasonality, and typically, our net revenue is significantly higher during our third fiscal quarter (which ends on December 31) than during our other quarters because of increased consumer demand during the calendar year-end holiday season. Other factors that cause fluctuations include:

•	the timing of our release of new titles;

•	the popularity of new titles and titles released in prior periods;

•	changes in the mix of titles with varying profit margins;

•	the timing of customer orders; and

•	fluctuations in the size and rate of growth of consumer demand for titles for different platforms.

          In other particular fiscal quarters, our net revenues may be lower and vary significantly. As a result, we cannot assure you that our results of operations will be consistent on a quarterly or annual basis. If our results of operations in a quarter fall below our expectations and the expectations of market analysts or investors, the price of our common stock will likely decrease.

Our revenues will decline and our competitive position will be adversely affected if we are unable to introduce successful new products on a timely basis.

          Our performance in the video game software publishing business depends on the timely introduction of successful new products, sequels or enhancements of existing products to replace declining revenues from older products. Our inability to introduce compelling new products, sequels or enhancements, or significant delays in their release, could materially and adversely affect the ultimate success of our products and, in turn, our business, results of operations and financial condition. The process of introducing new products, sequels or product enhancements is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. Competitive factors in our industry demand that we create increasingly sophisticated products, which in turn makes it difficult to produce and release compelling products on a predictable schedule.

We may be unable to develop and publish new products if we are unable to secure or maintain relationships with leading independent video game software developers.

          Although we have substantially increased our internal video game software development capabilities over the last five years, we are still dependent, to a meaningful degree, upon leading independent software developers. Consequently, our success depends in part on our continued ability to obtain or renew product development agreements with leading independent video game software developers. However, we cannot assure you that we will be able to obtain or renew these product development agreements on favorable terms, or at all, nor can we assure you that we will be able to obtain the rights to sequels of successful products which were originally developed for us by leading independent video game software developers. Many of our competitors have greater financial resources and access to capital than we do, which puts us at a competitive disadvantage when bidding to attract leading independent video game software developers to enter into publishing agreements with us. We may be unable to secure or maintain relationships with leading independent video game software developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, or other advantages. Usually, our agreements with independent software developers are easily terminable, often without notice, if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches its agreement and fails to cure that breach within a designated time frame. In addition, many leading independent video game software developers have limited financial resources. Many are small companies with a few key individuals without whom a project may be difficult or impossible to complete. Consequently, we are exposed to the risk that these developers will go out of business before completing a project, or simply cease work on a project for which we have hired them.

Our results of operations and competitive position may be adversely affected if we are unable to anticipate and adapt to rapidly changing technology, including new console technology.

          The video game software industry is characterized by rapidly changing technology. The introduction of new technologies, including new console technology, software media formats, and delivery channels could render our previously released products obsolete or unmarketable. We must continually anticipate the emergence of, and adapt our products to, new technologies and systems. In addition, the development cycle for products designed to operate on new systems has been defined by an increased rate of change and complexity in the technological innovations of video game hardware and software. When we choose to publish or develop a product for a new system, we may need to make a substantial development investment one or two years in advance of when we actually ship products for that system. If we develop products for a new system that is ultimately unpopular, our net revenues from that product may be less than expected and we may not be able to recoup our investment as quickly as anticipated, if at all. Conversely, if we choose not to publish products for a new system that is ultimately popular, our revenue growth and competitive position may be adversely affected.

If we are unable to maintain or acquire licenses to intellectual property, our operating results will be adversely impacted.

          Many of our products are based on or incorporate intellectual property owned by others. For example, several of our titles such as Enter the Matrix, Mission Impossible: Operation Surma, and Terminator 3: Rise of the Machines, are based on key film licenses. We expect that many of the products we publish in the future will also be based on intellectual property owned by others. The rights we enjoy to licensed intellectual property may vary based on the agreement we have with the licensor. Competition for these licenses is intense and many of our competitors have greater resources to take advantage of opportunities for such licenses. We are currently in the process of negotiating renewals for several third party licenses. If we are unable to maintain our current licenses and obtain additional licenses with significant commercial value, we believe our sales will decline. In addition, obtaining licenses for popular franchises owned by others could require us to expend significant resources and the licenses may require us to pay relatively high royalty rates. If these titles are ultimately unpopular, we may not recoup our investment made to obtain such licenses. Furthermore, in many instances we do not have exclusive licenses for intellectual property owned by others. In these cases, we may face direct competition from other publishers holding a similar license.

Termination or modification of our agreements with hardware manufacturers will adversely affect our business.

          We are required to obtain a license to develop and distribute software for each of the video game consoles. We currently have licenses from Sony to develop products for PlayStation and PlayStation 2, from Nintendo to develop products for Game Boy Advance and GameCube, and from Microsoft to develop products for Xbox. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms. In addition, our contracts with these manufacturers often grant them approval rights over new products and control over the manufacturing of our products. In some circumstances, this could adversely affect our business, results of operations or financial condition by:

•	terminating a project for which we have expended significant resources;

•	leaving us unable to have our products manufactured and shipped to customers;

•	increasing manufacturing lead times and expense to us over the lead times and costs we could achieve if we were able to manufacture our products independently;

•	delaying the manufacture and, in turn, the shipment of products; and

•	requiring us to take significant risks in prepaying for and holding an inventory of products.

The loss of our senior management and skilled personnel could negatively affect our business.

          Our future success will depend to a significant degree upon the performance and contribution of our senior management team and upon our ability to attract, motivate and retain highly qualified employees with technical, management, marketing, sales, product development, creative and other skills. In the video game software industry, competition for highly skilled and creative employees is intense and costly. We expect this competition to continue for the foreseeable future, and we may experience increased costs in order to attract and retain skilled employees. We cannot assure you that we will be successful in attracting and retaining skilled personnel. Generally we do not enter into any employment contracts with members of senior management. Our business, operating results and financial condition could be materially and adversely affected if we lost the services of senior management or key technical or creative employees or if we failed to attract additional highly qualified employees.

Significant competition in our industry could adversely affect our business.

          The video game software market is highly competitive and relatively few products achieve significant market acceptance. Currently, we compete primarily with other publishers of video game software for both video game consoles and PCs. Our competitors include Activision, Inc., Electronic Arts, Inc., Midway Games, Inc. Take Two Interactive, Inc., and THQ, Inc., among others. In addition, console manufacturers including Microsoft, Nintendo, and Sony publish products for their respective platforms. Media companies and film studios, such as Warner Brothers, are increasing their focus on the video game software market and may become significant competitors. These current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	carry larger inventories;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	make higher offers or guarantees to software developers and licensors than us.

We may not have the resources required for us to respond effectively to market or technological changes or to compete successfully with current and future competitors. Increased competition may also result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations or financial condition. We cannot assure you that we will be able to successfully compete against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

          Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. We cannot be certain that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.

We may face limitations on our ability to integrate additional acquired businesses or to find suitable acquisition opportunities.

          We intend to pursue additional acquisitions of companies, properties and other assets which we believe can be operated profitably. Some of these transactions could be material in size and scope. Although we continue to search for additional acquisition opportunities, we may not be successful in identifying suitable acquisition opportunities. As the video game software industry continues to consolidate, we face significant competition in seeking and consummating acquisition opportunities. We may not be able to consummate potential acquisitions or an acquisition that is consummated may not enhance our profitability. In the future, we may issue additional shares of our common stock in connection with one or more acquisitions, which may dilute our existing stockholders. Future acquisitions could also divert substantial management time and result in short-term reductions in earnings or special transaction or other charges. In addition, we cannot guarantee that we will be able to successfully integrate the businesses that we may acquire into our existing business. Our stockholders may also not have the opportunity to review, vote on or evaluate future acquisitions.

Revenues from our distribution business may decline as competition increases and Internet technology improves.

          During the years ended March 31, 2003 and March 31, 2004, net revenues from our distribution business were approximately 18.0% and 13.4%, respectively, of our total net revenues. This decrease as a percentage of net revenues is primarily a result of our decision to reduce our lower margin third-party distribution arrangements. New video game systems and electronic delivery systems may also be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition. Revenues from our distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products or order products directly from publishers or from unauthorized or illegal sources over the Internet.

Revenues from our distribution business may decline if the products which we distribute for third-party developers become unavailable to us.

          As part of our distribution business, we earn revenues by distributing to retailers our own products and products of others, including products published by our competitors. We cannot assure you that these competitors will continue to provide us with their products for distribution to our mass merchant customers. Our inability to obtain software titles developed or published by our competitors, coupled with our inability to obtain these titles from other distributors, could have a material adverse effect on our relationships with retailers and our ability to obtain shelf space for our own products, as well as our own revenues that we earn from our distribution activities. This, in turn, could have a material adverse effect on our business, results of operations and financial condition.

If our distribution arrangements with IESA are adversely modified or terminated, we may lose revenue or incur disruption in the distribution of our products.

          Pursuant to agreements we have in place with IESA, we distribute products on their behalf in the United States and Canada and IESA distributes products on our behalf in Europe, Asia and certain other regions throughout the world. If these agreements are terminated or amended in a manner adverse to us, we may:

•	obtain new distribution arrangements for our products which may be on less favorable terms;

•	lose revenue from the distribution of IESA’s products;

•	experience difficulties or other delays in the distribution of our products outside the United States and Canada;

•	incur an increase in the cost of distributing our products outside the United States and Canada; or

•	incur problems with retailers to whom we distribute IESA’s products or to whom IESA distributes our products.

We may face increased competition and downward price pressure if we are unable to protect our intellectual property rights.

          Our business is heavily dependent upon our confidential and proprietary intellectual property. We sell a significant portion of our published software under licenses from independent software developers and, in these cases, we do not acquire the copyrights for the underlying work. We rely primarily on a combination of confidentiality and non-disclosure agreements, patent, copyright, trademark and trade secret laws, as well as other proprietary rights laws and legal methods, to protect our proprietary rights and the intellectual property rights of our developers. However, current U.S. and international laws afford us only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or franchises, or obtain and use information that we regard as proprietary. Software piracy is also a persistent problem in the video game software industry. Policing unauthorized use of our products is extremely difficult because video game software can be easily duplicated and disseminated. Furthermore, the laws of some foreign countries may not protect our proprietary rights to as great an extent as U.S. law. Our business, results of operations and financial condition could be adversely affected if a significant amount of unauthorized copying of our products were to occur or if other parties develop products substantially similar to our products. We cannot assure you that our attempts to protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competitive products.

We may face intellectual property infringement claims which would be costly to resolve.

          As the number of available video game software products increases, and their functionality overlaps, software developers and publishers may increasingly become subject to infringement claims. We are not aware that any of our products infringe on the proprietary rights of third parties. However, we cannot assure you that third parties will not assert infringement claims against us in the future with respect to past, current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. We have also initiated litigation to assert our intellectual property rights. Whether brought by or against us, these claims can be time consuming, result in costly litigation and divert management’s attention from our day-to-day operations, which can have a material adverse effect on our business, operating results and financial condition.

If returns and other concessions given to our customers exceed our reserve, our business may be negatively affected.

          To cover returns and other concessions, we establish a reserve at the time we ship our products. We estimate the potential for future returns and other concessions based on, among other factors, management’s evaluation of historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. While we are able to recover the majority of our costs when third-party products we distribute are returned, we bear the full financial risk when our own products are returned. In addition, the license fees we pay Sony, Microsoft and Nintendo are non-refundable and we cannot recover these fees when our products are returned. Although we believe we maintain adequate reserves with respect to product returns, we cannot assure you that actual returns will not exceed our reserves, which could adversely affect our business, results of operations and financial condition.

We may be burdened with payment defaults and uncollectible accounts if our customers do not or cannot satisfy their payment obligations.

          Distributors and retailers in the video game software industry have, from time to time, experienced significant fluctuations in their businesses, and a number of them have become insolvent. The insolvency or business failure of any significant retailer or distributor of our products could materially harm our business, results of operations and financial condition. We typically make sales to most of our retailers and some distributors on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, credit limits and sales history. In addition, while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could significantly harm our business and results of operations.

Our software is subject to governmental restrictions or rating systems.

          Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries to establish systems for providing consumers with information about graphic violence and sexually explicit material contained in video game software. In addition, many foreign countries have laws that permit governmental entities to censor the content and advertising of video game software. We believe that mandatory government-run rating systems may eventually be adopted in many countries that are potential markets for our products. We may be required to modify our products or alter our marketing strategies to comply with new regulations, which could increase development costs and delay the release of our products in those countries. Due to the uncertainties regarding such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business.

          In addition to such regulations, certain retailers have in the past declined to stock some of our competitors’ video game products because they believed that the content of the packaging artwork or the products would be offensive to the retailer’s customer base. Although to date these actions have not impacted our business, we cannot assure you that similar actions by our distributors or retailers in the future would not cause material harm to our business.

We may become subject to litigation which could be expensive or disruptive.

          Similar to our competitors in the video game software industry, we have been and will likely become subject to litigation. Such litigation may be costly and time consuming and may divert management’s attention from our day-to-day operations. In addition, we cannot assure you that such litigation will be ultimately resolved in our favor or that an adverse outcome will not have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR CORPORATE STRUCTURE AND FINANCING ARRANGEMENTS

IESA controls us and could prevent a transaction favorable to our other stockholders.

          IESA beneficially owns approximately 67% of our common stock, which gives it sufficient voting power to prevent any transaction that it finds unfavorable, including an acquisition, consolidation or sale of assets desirable to our other stockholders. IESA also has sufficient voting power to elect a majority of our Board of Directors. Four of the nine members of our Board of Directors are employees or former employees (within three years) of IESA or its affiliates. One of the remaining five directors is currently affiliated with us. Therefore, only four of the total nine directors are considered independent. This concentration of control could be disadvantageous to other stockholders whose interests differ from those of IESA.

Our success may be impacted by IESA’s success, ability and willingness to continue to support us.

          IESA has incurred significant losses from operations and is highly leveraged. Should IESA experience liquidity issues, among other things, this may result in its inability to fund the development efforts of Atari Interactive, and our results of operations may suffer because, as the North American distributor of the games developed by Atari Interactive, our revenue could significantly decrease. Such a reduction of our revenue, among other things, could result in a breach of one or more of the covenants contained in our GECC senior credit facility. In the event any of the above contingencies occur, management is prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product development and a reduction in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

Our affiliates retain considerable control over the Atari trademarks, and their oversight or exploitation of such trademarks could affect our business.

          Atari Interactive, a wholly owned subsidiary of IESA, has granted us the right to use the Atari name for software video games in the United States and Canada. In connection with recapitalization, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring December 31, 2013, for which we have issued 2,000,000 shares of our common stock to Atari Interactive. In addition, we will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We are subject to quality control oversight for our use of the Atari name. Any disputes over our performance under the trademark license agreement could materially affect our business. Furthermore, Atari Interactive’s use of the Atari mark (either through itself, its affiliates or third parties) to exploit products in the video game industry or related sectors could affect the reputation or value associated with the Atari mark, and therefore materially affect our business. Therefore, we are dependent upon the cooperation and business actions of IESA and its affiliates with regard to the Atari trademark.

Our senior credit facility could be terminated.

          We utilize the proceeds of our senior credit facility with General Electric Capital Corporation (GECC) to fund our working capital needs, including the manufacturing and development of products. The credit documents which we entered into with GECC to obtain this credit facility contain numerous covenants and conditions which may cause a default upon breach thereof by us. Although we are currently in full compliance under the credit documents and no event of default has occurred that has not been waived, there can be no assurance that we will continue to remain in compliance. If an event of default occurs under any credit document and GECC opts not to waive such default, the senior credit facility may be terminated and all debt outstanding accelerated, in which case we will need to raise additional capital or seek other alternatives, many of which may adversely affect our stock price.

We may need to seek additional capital.

          We have in the past generated significant financial losses. If we generate significant financial losses in the future, our cash resources and senior credit facility may not be adequate to fund our operations. This will require us to seek additional capital, including through the issuance of debt or equity, or through other financing. If we borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders may suffer dilution in their percentage ownership of common stock. Additionally, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we are unable to raise capital when needed, our business will be negatively affected, which could cause our stock price to decline.

RISKS RELATED TO OUR COMMON STOCK

Our stock price is highly volatile.

          The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including, but not limited to, the following:

•	quarter to quarter variations in results of operations;

•	our announcements of new products;

•	our competitors’ announcements of new products;

•	our product development or release schedule;

•	general conditions in the video game software, entertainment, media or electronics industries;

•	our ability to successfully negotiate licenses with third parties;

•	timing of the introduction of new platforms and delays in the actual release of new platforms;

•	changes in earnings estimates; or

•	investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

          Additionally, the public stock markets experience extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. As of March 31, 2004, of the 121,231,196 shares of our outstanding common stock, only 39,565,915 shares (approximately 33%) were not held by our affiliates. This stock ownership structure and general lack of liquidity may also be a cause of volatility in our market price.

The large number of shares eligible for public sale could cause our stock price to decline.

          IESA holds a substantial number of shares of our common stock that it is able to sell in the public market. We generally cannot control the timing of any sale made by IESA. Large sales by IESA could significantly reduce the market price of our common stock. These potential sales also could impede our ability to raise future capital.

AVAILABLE INFORMATION

          We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available to the public free of charge over the Internet at our website at http://www.atari.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

          New York. Our principal administrative and sales facilities are located in approximately 90,000 square feet of space at 417 Fifth Avenue in New York City under a lease which commenced in December 1996 and is to expire in December 2006. We subleased 10,000 square feet of this space beginning in May 2003 through December 2006. We also lease two corporate apartments in New York City for use by our executive officers, directors, consultants and relocating executives. Those leases expire in August 2004 and December 2004, respectively.

          California. We have a lease for approximately 17,400 square feet of office space in Santa Monica, California, which expires in May 2006. We leased interim-office space for Shiny of approximately 14,800 square feet in Aliso Viejo, California under a lease which, following a two month holdover period, expired in August 2003. Upon expiration of that short term lease, we leased approximately 13,000 square feet of office space in Newport Beach, California for long-term use by Shiny. This lease expires in August 2007. Additionally, during fiscal 2004, we maintained two leases totaling approximately 11,500 square feet of office space (a portion of which we sublet) in Woodland Hills, California, both of which expired in October 2003. We have a lease for approximately 15,000 square feet of office space in Sunnyvale, California, which expires in June 2004.

          Washington. We lease approximately 65,500 square feet of office space in Bothell, Washington, under a lease which expires in May 2008. This office space is occupied by Humongous. Under this lease, Humongous subleases an approximate total of 10,870 square feet under three subleases which expire in May 2005, April 2008 and May 2008, respectively.

          Minnesota. We lease 14,291 square feet of office space in Plymouth, Minnesota, under a lease which expires in March 2006. This office space was occupied by the Minneapolis Studio and our intention is to sublet the space.

          Beverly. In Beverly, Massachusetts, for the Beverly Studio, we occupy a portion of the 53,184 square feet of the office space leased by Atari Interactive. Our lease expires in June 2007.

          Other States in the U.S. In Scottsdale, Arizona, we lease 25,000 square feet of office space under a lease which expires in March 2006, which we subleased.

          During fiscal 2004, we maintained the Legend development studio, in Chantilly, Virginia, pursuant to a lease for approximately 10,500 square feet. The lease terminated in February 2004.

          Europe. For our internal Reflections studio, we maintain two leases: one for a property in Gateshead Tyne and Wear, United Kingdom and the second for a property in New Castle Upon Tyne, United Kingdom. The lease for the Gateshead Tyne and Wear office space expires in September 2010, and in March 2002, we executed a sublease for this office space which expires in September 2004. The lease for the Newcastle Upon Tyne property is for approximately 23,285 square feet of office space and it expires in August 2011.

ITEM 3. LEGAL PROCEEDINGS

          The following litigation matters are still pending or were terminated during the fourth quarter of fiscal 2004. We continue to believe, with respect to the pending matter, that the underlying complaint is without merit and we intend to defend ourselves vigorously against this action.

          Our management believes that the ultimate resolution of the KBK complaint summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.

KBK

          On September 16, 2002, Knight Bridging Korea Co. Ltd., or KBK, a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline, a subsidiary of Interplay, and us in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize (i.e., right to translate games into the local language of the country where the games are distributed) and to electronically distribute in Korea, Neverwinter Nights and certain other games which were previously released. The complaint further alleges that Gamesonline and we conspired to prevent KBK from entering the market with Neverwinter Nights or any previously released games of Gamesonline. The complaint alleges the following causes of action against us: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action.

          An amended complaint was filed on December 3, 2002, alleging all of the foregoing against us, adding Atari Interactive (formerly known as Infogrames Interactive, Inc.) as a named defendant, and alleging that we managed and directed Atari Interactive to engage in the foregoing alleged acts. We and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named as defendants “Infogrames Asia Pacific”, “Infogrames Korea”, and “Interplay, Inc.”. On October 29, 2003, Interplay filed a cross-complaint against us, Atari Interactive, Inc., Infogrames Korea and Roes 101 through 200. We and Atari Interactive filed an answer on December 3, 2003. On March 25, 2004 KBK filed a Second Amended Complaint for Damages adding new causes of action for fraud against Gamesonline and Interplay; seeking rescission of the Electronic Distribution Agreement between KBK and Gamesonline; for “breach of third party beneficiary rights” against Atari Interactive, Inc.; for unlawful restraint of trade against all defendants; for RICO Act violations against all defendants; and for civil conspiracy against all defendants; and adds allegations of alter ego status between Gamesonline and Interplay and as between us, Atari Interactive, Inc, and Atari Korea. Discovery is ongoing.

          On March 10, 2004 the Court entered a stipulation among the parties referring the matter to a private judge. The private judge, retired Superior Court Judge Harvey Schneider, will be presiding over all aspects of the case, including the non-jury trial. The trial is currently set for July 19, 2004 but is likely to be continued until sometime in the fall or winter of 2004.

          We and Atari Interactive have filed a Motion for Leave to File a Cross-Complaint against Interplay Entertainment Corp. and Gamesonline.com, Inc. We and Atari Interactive, Inc. also have filed a Motion for Summary Adjudication on the RICO Act claim and a Demurrer on various of the causes of action. The Motion for Leave, Motion for Summary Adjudication and Demurrer all will be heard on June 17, 2004.

          KBK has purported to serve in Korea an entity it called “Atari Korea” with a Summons and Complaint in this case. Atari Korea Ltd. is planning to file a Motion to Quash Service based on failure to comply with the terms of the Hague Convention and/or lack of personal jurisdiction over that entity.

Interplay

          On September 19, 2003, Interplay, commenced a wrongful termination and breach of contract action (the “Action”) in New York State Supreme Court, New York County in which it named Atari Interactive and us as defendants, seeking, among other things, a judgment declaring that a computer game license agreement between Interplay and Atari Interactive continues to be in full force and effect.

          On September 23, 2003, Interplay obtained a preliminary injunction that prevents termination of the computer game license agreement. On October 9, 2003, Atari Interactive answered the complaint, denying all claims, asserting several affirmative defenses and counterclaims for breach of contract and one counterclaim for a judgment declaring the computer game license agreement terminated. Atari Interactive’s answer also asserted that we were incorrectly named as the defendant in this Action. Both sides sought damages in an amount to be determined at trial.

          We, Atari Interactive and Interplay reached an agreement with respect to the scope and terms of the computer game license agreement and accordingly, filed with the court a Stipulation of Dismissal, dated December 22, 2003. The court ordered dismissal of the matter on January 6, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the quarter ended March 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is quoted on the NASDAQ National Market. The high and low sale prices for the common stock as reported by the NASDAQ National Market for the fiscal years ended March 31, 2003 and March 31, 2004 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal 2003
First Quarter	$3.40	$2.19
Second Quarter	$2.79	$1.34
Third Quarter	$2.50	$1.69
Fourth Quarter (1)	N/A	N/A
Fiscal 2004
First Quarter	$6.59	$1.91
Second Quarter	$5.20	$4.00
Third Quarter	$4.60	$3.45
Fourth Quarter	$4.94	$2.70

(1) Effective March 28, 2003, we changed our fiscal year-end from June 30 to March 31; accordingly, fiscal 2003 represents nine months of operations.

          On June 9, 2004, the last reported sale price of the common stock on the NASDAQ National Market was $2.78. As of June 9, 2004, there were approximately 299 record owners of our common stock.

          We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. We have not paid any cash dividends nor do we anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the payment of cash dividends may be limited by financing agreements entered into by us.

Recent Sales of Unregistered Securities

          On August 18, 2003, we issued 12,573 shares of our common stock to National Bank of Canada pursuant to the cashless exercise of warrants to purchase an aggregate of 12,600 shares of our common stock at an exercise price of $0.05 per share (after giving effect to the one-for-five reverse stock split effected in June 2000). The warrants were issued on June 29, 1999 in connection with the amendment of our then effective Credit Agreement, dated September 30, 1998, with First Union National Bank (now known as Wachovia Bank National Association), as agent for a syndicate of banks. National Bank of Canada was a member of such syndicate.

          Pursuant to a Service Agreement by and among us, Reflections (our wholly-owned subsidiary) and Martin Lee Edmondson, as of October 15, 2003, we issued 279,989 unregistered shares to Martin Lee Edmonson, as payment of $1.2 million in bonus compensation. Mr. Edmondson is an employee of Reflections Interactive Ltd., the studio primarily responsible for the development of our Driver franchise. Pursuant to the Service Agreement, Reflections has the option to pay Mr. Edmondson bonuses due in either cash or common stock of Atari.

          Please refer to the “Recapitalization and Secondary Offering” section of this Report for a discussion of the issuance of unregistered shares of our common stock to IESA and Atari Interactive in connection with the settlement of our related party debt, recapitalization and secondary offering.

          We believe that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act as transactions not involving any public offering, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation.

          Other than the above issuance, there were no sales of unregistered securities for the year ended March 31, 2004.

Securities Authorized for Issuance under Equity Compensation Plans

          The table setting forth this information is included in Part III - Item 12. Security Ownership of Certain Beneficial Owners and Management.

ITEM 6. SELECTED FINANCIAL DATA

          The following tables set forth selected consolidated financial information which, for the year ended March 31, 2000, the three months ended June 30, 2000, the years ended June 30, 2001 and 2002, the nine months ended March 31, 2003 and the year ended March 31, 2004, is derived from our audited consolidated financial statements. The consolidated financial information for the year ended June 30, 2000, the nine months ended March 31, 2002 and the year ended March 31, 2003, is derived from unaudited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The consolidated financial information set forth has been combined as of December 16, 1999 with Infogrames North America, Inc., or INA, a wholly-owned subsidiary of its majority shareholder Infogrames SA, with which we merged on October 2, 2000. The INA Merger was accounted for on an “as if pooled” basis effective December 16, 1999, the date as of which we and INA have been under the common control of IESA.

          Effective April 1, 2000, we changed our fiscal year-end from March 31 to June 30. Effective March 28, 2003, we changed our fiscal year-end from June 30 to March 31.

          These tables should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

		Three
	Year	Months	Years			Nine Months		Years
	Ended	Ended	Ended			Ended		Ended
	March 31,	June 30,	June 30,			March 31,		March 31,
	2000	2000	2000	2001	2002	2002	2003	2003	2004
			(unaudited)			(unaudited)		(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$373,596	$47,781	$306,264	$291,388	$419,045	$289,442	$404,645	$534,248	$468,944
Cost of goods sold	307,292	25,283	270,432	125,940	212,380	152,355	203,858	263,883	248,981

Gross profit	66,304	22,498	35,832	165,448	206,665	137,087	200,787	270,365	219,963
Selling and distribution expenses	140,175	20,076	133,135	72,450	84,628	62,862	72,005	93,771	85,031
General and administrative expenses	77,447	17,602	85,737	67,341	37,423	28,924	32,685	41,184	33,310
In process research and development	—	—	—	—	7,400	—	—	7,400	—
Research and development	71,184	17,275	72,093	56,617	70,798	49,399	62,797	84,197	88,343
Gain on sale of development project to a related party	—	—	—	—	—	—	—	—	(3,744)
Restructuring and other charges	37,948	11,081	49,029	3,539	—	—	—	—	—
INA merger costs	—	—	—	1,700	—	—	—	—	—
Gain on sale of line of business	—	—	—	(5,501)	—	—	—	—	—
Depreciation and amortization(1)	25,654	5,788	27,557	20,297	5,454	3,537	5,859	7,777	9,155

Operating (loss) income	(286,104)	(49,324)	(331,719)	(50,995)	962	(7,635)	27,441	36,036	7,868
Interest expense, net	(18,123)	(4,328)	(20,492)	(13,399)	(11,956)	(7,887)	(9,598)	(13,667)	(7,658)
Other (expense) income	(418)	(497)	(622)	1,358	(3,272)	287	632	(2,926)	(2,363)

(Loss) income before provision for (benefit from) income taxes	(304,645)	(54,149)	(352,833)	(63,036)	(14,266)	(15,235)	18,475	19,443	(2,153)
Provision for (benefit from) income taxes	40,891	1,251	44,251	(2,368)	(3,336)	(5,014)	405	2,083	(2,919)

(Loss) income from continuing operations	(345,536)	(55,400)	(397,084)	(60,668)	(10,930)	(10,221)	18,070	17,360	766
Discontinued operations:
Loss on disposal of One Zero Media, Inc.	(477)	—	(477)	—	—	—	—	—	—

Loss from discontinued operations	(477)	—	(477)	—	—	—	—	—	—

Net (loss) income	(346,013)	(55,400)	(397,561)	(60,668)	(10,930)	(10,221)	18,070	17,360	766
Dividend to parent	—	—	—	—	—	—	—	—	(39,351)

		Three
	Year	Months	Years			Nine Months		Years
	Ended	Ended	Ended			Ended		Ended
	March 31,	June 30,	June 30,			March 31,		March 31,
	2000	2000	2000	2001	2002	2002	2003	2003	2004
			(unaudited)			(unaudited)		(unaudited)
(Loss) income attributable to common stockholders	$(346,013)	$(55,400)	$(397,561)	$(60,668)	$(10,930)	$(10,221)	$18,070	$17,360	$(38,585)

Basic (loss) income per share from continuing operations	$(21.00)	$(2.68)	$(22.10)	$(1.07)	$(0.16)	$(0.15)	$0.26	$0.25	$0.01
Basic (loss) per share from discontinued operations	$(0.03)	—	$(0.03)	—	—	—	—	—	—
Basic (loss) per share related to dividend to parent	—	—	—	—	—	—	—	—	$(0.41)

Basic (loss) income per share attributable to common stockholders	$(21.03)	$(2.68)	$(22.13)	$(1.07)	$(0.16)	$(0.15)	$0.26	$0.25	$(0.40)

Weighted average shares outstanding(2)	16,451	20,646	17,963	56,839	69,722	69,686	69,878	69,864	96,990

Diluted (loss) income per share from continuing operations	$(21.00)	$(2.68)	$(22.10)	$(1.07)	$(0.16)	$(0.15)	$0.26	$0.25	$0.01
Diluted (loss) per share from discontinued operations	$(0.03)	—	$(0.03)	—	—	—	—	—	—
Diluted (loss) per share related to dividend to parent	—	—	—	—	—	—	—	—	$(0.41)

Diluted (loss) income per share attributable to common stockholders	$(21.03)	$(2.68)	$(22.13)	$(1.07)	$(0.16)	$(0.15)	$0.26	$0.25	$(0.40)

Weighted average shares outstanding(2)	16,451	20,646	17,963	56,839	69,722	69,686	70,055	70,058	96,990

(1)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective July 1, 2001. The adoption has eliminated the goodwill amortization prospectively from the effective date.

(2)	Reflects the one-for-five reverse stock split approved by our Board of Directors which became effective on June 26, 2000. All periods have been restated to reflect the reverse stock split.

	March 31,	June 30,			March 31,
	2000	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$25,857	$13,463	$4,752	$5,403	$815	$9,621
Working (deficit) capital	(146,088)	(191,469)	(57,345)	(51,547)	(91,648)	24,914
Total assets	222,514	170,475	145,084	241,863	232,082	193,956
Total debt	217,476	257,357	149,308	236,211	220,061	—
Stockholders’ (deficit) equity	(182,777)	(242,220)	(106,536)	(115,329)	(96,918)	115,063

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business and Operating Segments

          We are a leading global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience.

          Development, publishing and distribution of video game software are our major activities. Development activities include development of games by both internal and external development studios. Internal studios are studios owned by us for the sole purpose of game development and external development studios are independent studios with which we or IESA and its subsidiaries have contracts for the development of specific titles. Our publishing activities include overseeing development, sales, marketing and packaging of video game software. Distribution activities primarily include the sale of games produced by other publishers.

          The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, CompUSA, and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, our games are made available through various Internet and on-line networks. Our sales to key customers Wal-Mart, Best Buy, Target and GameStop accounted for approximately 24.6%, 11.2%, 9.9% and 8.4%, respectively, of net revenues for the year ended March 31, 2004.

Key Challenges

          The video game software industry has experienced an increased rate of change and complexity in the technological innovations of video game hardware and software. In addition to these technological innovations, there has been greater competition for shelf space and creative talent as well as increased buyer selectivity. As a result, the video game industry has become increasingly hit-driven, which has led to higher per game production budgets, longer and more complex development processes, and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development process, have increased the need for disciplined product development processes that limit cost and overruns. This, in turn, has increased the importance of leveraging the technologies, characters or storylines of existing hit titles into additional video game software franchises in order to spread development costs among multiple products. In this environment, we are determined to achieve balances between internal and external development, and licensed and proprietary products.

Key Developments

     Atari Name

          In May 2003, we changed our name to Atari, Inc. and changed our trading symbol on the NASDAQ National Market to “ATAR”. We obtained rights to use the Atari name through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive. We believe that the Atari brand, which is largely credited with launching the video game industry, continues to carry a level of respect, recognition and legacy for innovation that will enhance our reputation and improve consumer recognition of our products. As of May 2003, all of our products are published, distributed and marketed under the Atari brand.

     Recapitalization and Offering

          During the second quarter of the year ended March 31, 2004, we completed a recapitalization through the issuance of new shares pursuant to an agreement with our majority stockholder, IESA, and a public offering. Per the agreement with IESA, on September 18, 2003, we issued an aggregate of 39,029,877 shares of our common stock, valued at $4.25 per share, to IESA and its wholly-owned subsidiary CUSH, in satisfaction of approximately $165.9 million of our net indebtedness to IESA. On September 24, 2003, IESA sold 17,179,412 of such shares at $4.25 per share in a public offering. We did not receive any proceeds from the sale by IESA of our common stock. We also sold 9,820,588 new shares of our common stock in a public offering at $4.25 per share, generating net proceeds of approximately $34.9 million.

          After these transactions, on October 21, 2003, the underwriters exercised their over-allotment option, purchasing 3,855,400 shares at a purchase price of $4.25 per share. The option shares were purchased from IESA, reducing IESA’s direct and indirect ownership to approximately 67% of our common stock directly and through its wholly-owned subsidiaries CUSH and Atari Interactive. We did not receive any of the proceeds from the exercise of the over-allotment option.

     Atari License

          In connection with the Recapitalization Agreement, Atari Interactive extended the term of the license under which we use the Atari name for ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license.

     Year-End Changes

          Effective March 28, 2003, we changed our fiscal year-end from June 30 to March 31. Accordingly, the discussion of financial results set forth below compares the twelve months ended March 31, 2004 to the twelve months ended March 31, 2003 (unaudited), the nine months ended March 31, 2003 to the nine months ended March 31, 2002 (unaudited), and the year ended June 30, 2002 to the year ended June 30, 2001.

Critical Accounting Policies

          Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Sales returns, price protection, other customer related allowances and allowance for doubtful accounts

          Sales are recorded net of estimated future returns, price protection and other customer related allowances. We are not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, we may permit the return or exchange of products sold to certain customers. In addition, we may provide price protection, co-operative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, market acceptance of products produced, budgeted customer allowances and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

          For the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $111.9 million, $81.0 million, $82.3 million, $110.9 million and $108.5 million, respectively. As of March 31, 2003 and March 31, 2004, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $40.3 million and $36.3 million, respectively.

Inventories

          We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004, we recorded obsolescence expense of approximately $0.8 million, $(0.8) million, $3.4 million, $5.0 million and $1.7 million, respectively. As of March 31, 2003 and March 31, 2004, the aggregate reserve against inventories was approximately $4.9 million and $2.1 million, respectively.

External developer royalty advances and milestone payments

          Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing external developer royalty advances (also known as developer advances) as incurred, treating such costs as research and development expenses. Generally, developers are paid an advance upon the signing of a contract with us. Subsequent payments are due as the specific contractual milestones are met by the developer and approved by us. The timing of when these contracts are entered into and when milestone payments are made could vary significantly from budgeted amounts and, because these payments are expensed as incurred, they could have a material impact on reported results in a given period.

Income taxes

          As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

          As of March 31, 2004, we have combined net operating loss carryforwards of approximately $464.9 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2024. In addition, the amount and expiration of net operation loss carryforwards may differ for state tax purposes. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that such asset may not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

Related Party Transactions

          We are involved in numerous related party transactions with IESA and its subsidiaries. These related party transactions include, but are not limited to, the purchase and sale of product, game development, management and support services and distribution agreements. (See Note 12 to the Consolidated Financial Statements for information on related party transactions.)

Results of Operations

Year ended March 31, 2004 versus year ended March 31, 2003 (unaudited)

Consolidated Statement of Operations (dollars in thousands):

	Year		Year
	Ended		Ended
	March 31,	% of Net	March 31,	% of Net	Increase/
	2003	Revenues	2004	Revenues	(Decrease)
Net revenues	$534,248	100.0%	$468,944	100.0%	$(65,304)
Cost of goods sold	263,883	49.4%	248,981	53.1%	(14,902)

Gross profit	270,365	50.6%	219,963	46.9%	(50,402)
Selling and distribution expenses	93,771	17.6%	85,031	18.1%	(8,740)
General and administrative expenses	41,184	7.6%	33,310	7.1%	(7,874)
In-process research and development	7,400	1.4%	—	0.0%	(7,400)
Research and development	84,197	15.8%	88,343	18.8%	4,146
Gain on sale of development project to a related party	—	0.0%	(3,744)	(0.8)%	3,744
Depreciation and amortization	7,777	1.5%	9,155	2.0%	1,378

Operating income	36,036	6.7%	7,868	1.7%	(28,168)
Interest expense, net	(13,667)	(2.6)%	(7,658)	(1.7)%	(6,009)
Other expense	(2,926)	(0.5)%	(2,363)	(0.5)%	(563)

Income (loss) before provision for (benefit from) income taxes	19,443	3.6%	(2,153)	(0.5)%	(21,596)
Provision for (benefit from) income taxes	2,083	0.4%	(2,919)	(0.7)%	(5,002)

Net income	$17,360	3.2%	$766	0.2%	$(16,594)
Dividend to parent	—	0.0%	(39,351)	(8.4)%	39,351

Income (loss) attributable to common stockholders	$17,360	3.2%	$(38,585)	(8.2)%	$(55,945)

Net Revenues

Net Revenues by Segment (dollars in thousands):

	Years
	Ended
	March 31,
	2003	2004	(Decrease)
Publishing	$438,114	$405,983	$(32,131)
Distribution	96,134	62,961	(33,173)

Total	$534,248	$468,944	$(65,304)

Net revenues for the year ended March 31, 2004 decreased approximately $65.3 million or 12.2% from $534.2 million to $468.9 million.

•	Our publishing net revenues were driven this period by strong sales from new products and existing franchises. Led by Enter the Matrix (PlayStation2, Xbox, PC and GameCube), with approximately 3.2 million units shipped in the United States, our new title releases generated approximately 72.3% of publishing net revenues. Other major new releases in the year ended March 31, 2004 include three Dragon Ball Z titles Budokai 2 (PlayStation2), Legacy of Goku II (Game Boy Advance) and Taiketsu (Game Boy Advance) for a total of over 2.4 million units shipped. Although we had many successful product releases during the year, our publishing net revenues decreased approximately $32.1 million or 7.3%. This decrease is attributable to the delayed launch of DRIV3R into the first quarter of fiscal 2005, our decision to release a lighter slate of new titles in the second and fourth quarters and reduced replenishment orders during our holiday season.

•	Publishing net revenue includes international royalty income earned on IESA’s international sales of our titles, which are up by $8.5 million from $20.4 million in the year ended March 31, 2003 to $28.9 million in the comparable 2004 period. The increase includes a favorable exchange rate impact in the current fiscal year of approximately $4.3 million from the weakening US dollar against the euro and strong 2004 period international sales of Enter the Matrix.

•	Additionally, we recognized $3.5 million of previously deferred revenue in sublicensing income as a result of the termination of our sublicensing arrangement with Microsoft and the retention of the previously collected nonrefundable advance. See Note 6 of the Notes of these Consolidated Financial Statements for additional information related to this transaction.

•	Total distribution net revenues decreased $33.2 million from continued general industry softness in productivity software, fewer new titles launched by our third party distributors in the current period and management’s decision to reduce our third party distribution operations in the specific instances where margins are considered insufficient.

Gross Profit

Platform mix for the year ended March 31, 2003 and 2004 is summarized below:

	Publishing Platform Mix
	2003	2004
Playstation2	30.3%	35.0%
PC	39.5%	29.5%
Xbox	10.0%	13.5%
Game Boy Advance B	10.7%	12.1%
Game Cube	4.2%	7.1%
Playstation	4.0%	2.7%
Game Boy Color	1.2%	0.1%
Other	0.1%	0.0%

Total	100.0%	100.0%

          Gross profit decreased to $220.0 million for the year ended March 31, 2004 from $270.4 million in the comparable 2003 period primarily from decreased sales volume while, as a percentage of net revenues, gross profit decreased from 50.6% to 46.9%. The benefit of a sales mix shift out of the higher cost distribution business and into the lower cost publishing business is largely being offset by a continuing sales mix shift within the publishing business toward the more costly console product and away from the less costly PC product, which is consistent with current industry trends. Approximately 70.5% of the publishing business’ shipments consisted of console sales during the year ended March 31, 2004 versus 60.5% in the comparable 2003 period. For the year ended March 31, 2004, the distribution business accounted for 13.4% of our net revenues as compared to 18.0% for the comparable 2003 period. Finally, a higher mix of royalty-bearing products sold in the current period also contributed to lower margins. In the year ended March 31, 2004, royalty expense included in cost of goods sold was 15.9% of net revenues, while in the 2003 period royalty expense was 12.3% of net revenues.

Selling and Distribution Expenses

          During the year ended March 31, 2004, selling and distribution expenses decreased approximately $8.8 million, or 9.4%, to $85.0 million from $93.8 million in the comparable 2003 period due to lower advertising expense from fewer new product releases as well as lower variable costs (mainly freight and handling) from decreased net revenues. Advertising expenses decreased $2.4 million or 4.2% and variable freight and distribution expenses decreased $3.3 million from the comparable 2003 period. The selling and distribution expenses remained relatively unchanged as a percentage of net revenues at 18.1% for the year ended March 31, 2004 from 17.6% in the comparable 2003.

General and Administrative Expenses

          The general and administrative expenses of $33.3 million are significantly below the March 2003 period’s expenses of $41.2 million. This decrease is primarily from a $2.1 million one-time bonus tied to the closing of the GECC senior credit facility and a $3.8 million bonus charge from increased performance incentives which were achieved and incurred in the year ended March 31, 2003. Without the one-time incentive compensation in the 2003 period, general and administrative expense as a percentage of net revenues of 7.6% would have been reduced to 7.3% in the 2003 period.

In-Process Research and Development Expense

          In-process research and development costs of $7.4 million were incurred during the year ended March 31, 2003 and represents a portion of the purchase price paid for Shiny during that period. The allocation of the purchase price to in-process research and development was based on an independent third-party valuation and all such costs were expensed at the date of the acquisition. There were no comparable costs incurred during the year ended March 31, 2004.

Research and Development Expenses

          Research and development expenses for the year ended March 31, 2004 increased approximately $4.1 million, or 4.9%, to $88.3 million from $84.2 million in the comparable 2003 period, primarily from the increase of approximately $7.1 million in amortization and write-off of capitalized licenses and the timing of milestone completions upon which this expense is based. This increase in research and development has been offset by reductions in internal studio development costs due to the completion of certain titles early in the 2004 period. Internal costs represented 42.9% of the total research and development costs for the year ended March 31, 2004, while internal costs were 48.5% of total research and development costs for the comparable 2003 period.

Gain on Sale of a Development Project to a Related Party

          During the third quarter of the year ended March 31, 2004, we sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The project involved a license owned by Atari Interactive for which development rights were transferred to us in the fourth quarter of the year ended March 31, 2003 at no cost to us. Management believes that the value of the development rights was minimal at the time of the transfer. The sales price to Atari Interactive was equal to the development costs incurred by us which were expensed during the period of development, principally in the first six months of the year ended March 31, 2004. The sale was initiated as a result of concerns expressed by the original third party licensor relating to our development efforts.

Depreciation and Amortization

          Depreciation and amortization for the year ended March 31, 2004, increased by $1.4 million, or 17.9%, to $9.2 million from $7.8 million in the comparable 2003 period due primarily to amortization expense from our license with Atari Interactive for the rights to the Atari name offset by lower depreciation expense from assets which were fully depreciated during the period.

Interest Expense, net

          Interest expense, net, decreased approximately $6.0 million to $7.7 million for the year ended March 31, 2004 from $13.7 million in the comparable 2003 period. The decrease is a result of our September 2003 recapitalization whereby all outstanding related party debt was converted to equity. Since the recapitalization, interest and financing fees have consisted solely of expenses incurred under our credit facility arrangement with GECC. Furthermore, interest expense has been further reduced by interest income received from advances to related parties of approximately $1.1 million earned through the date of the Recapitalization Agreement. Offsetting this decrease in interest expense, we expensed the full $1.3 million remaining deferred financing fees outstanding with IESA as a result of the conversion of all outstanding related party debt to equity in the September 2003 quarter.

Other Expense

          Other expense in the year ended March 31, 2004 included a net $1.7 million write-down related to the Oddworld Inhabitants, Inc. or Oddworld transaction (see Note 6 of the Notes of these Consolidated Financial Statements for additional information related to this transaction). Other expense in the comparable 2003 period included an initial write-down of the Oddworld investment of approximately $3.6 million. As of March 31, 2004, we no longer own an investment in Oddworld. The 2003 period also included $0.6 million of commission income recorded by us as compensation for negotiating a sale-lease back transaction for a related-party.

Provision for (Benefit from) Income Taxes

          During the year ended March 31, 2004, we recorded a tax benefit of approximately $2.9 million, which resulted primarily from a June 30, 2001 amended federal tax return to recover taxes paid in 1996 and refunds of estimated state tax payments made during the tax year ended June 30, 2003. During the year ended March 31, 2003, we recorded a provision for taxes of $2.1 million, primarily from foreign tax liabilities from our foreign operations.

Dividend to Parent

          In connection with the Recapitalization Agreement, we issued stock at a more favorable rate than was available, at the holder’s option, under the original terms of the 5% subordinated convertible notes. The incremental value of the additional stock issued was reported as a dividend to IESA for $39.4 million, which had no impact on total stockholders’ equity and has been reported as a charge in computing income (loss) attributable to common stockholders.

Nine months ended March 31, 2003 versus nine months ended March 31, 2002 (unaudited)

Consolidated Statement of Operations (dollars in thousands):

	Nine Months		Nine Months
	Ended		Ended
	March 31,	% of Net	March 31,	% of Net	Increase/
	2002	Revenues	2003	Revenues	(Decrease)
Net revenues	$289,442	100.0%	$404,645	100.0%	$115,203
Cost of goods sold	152,355	52.6%	203,858	50.4%	51,503

Gross profit	137,087	47.4%	200,787	49.6%	63,700
Selling and distribution expenses	62,862	21.7%	72,005	17.8%	9,143
General and administrative expenses	28,924	10.0%	32,685	8.1%	3,761
Research and development	49,399	17.1%	62,797	15.5%	13,398
Depreciation and amortization	3,537	1.2%	5,859	1.4%	2,322

Operating income	(7,635)	(2.6)%	27,441	6.8%	35,076
Interest expense, net	(7,887)	(2.8)%	(9,598)	(2.4)%	1,711
Other income	287	0.1%	632	0.2%	345

(Loss) income before (benefit from) provision for income taxes	(15,235)	(5.3)%	18,475	4.6%	33,710
(Benefit from) provision for income taxes	(5,014)	(1.8)%	405	0.1%	(5,419)

Net (loss) income	$(10,221)	(3.5)%	$18,070	4.5%	$28,291

Net Revenues

          Net revenues for the nine months ended March 31, 2003 increased approximately $115.2 million or 39.8% from $289.4 million to $404.6 million. This increase is attributable to our growth in our publishing business, offset by a slight decrease in our third-party distribution business.

          Total publishing net revenues for the nine months ended March 31, 2003 increased approximately $117.9 million or 55.6% to $329.8 million from $211.9 million in the comparable 2002 period. This increase is due to the success of both new releases and catalogue titles, as well as an increase in royalty income earned from sales of our product sold internationally. Our top fifty selling published products for the nine months ended March 31, 2003 generated revenues of approximately $223.2 million, an increase of $87.4 million or 64.4%, from $135.8 million in the comparative 2002 period. Included in the $223.2 million of the top fifty selling published products were the top four new releases for the 2003 period accounting for approximately $86.7 million of the revenues generated as compared to $44.5 million from the top four new releases during the nine months ended March 31, 2002. This is an increase of approximately $42.2 million or 94.8% as compared to the top four new releases in comparable 2002 period and 48.3% of the total increase in top fifty selling published products compared to the comparable 2002 period. The top four new releases during the nine months ended March 31, 2003 were expansions from some of our most successful franchises and include Dragon Ball Z: Budokai for PlayStation 2, Unreal Championship for Xbox, Unreal Tournament 2 for the PC and Roller Coaster Tycoon 2 for the PC. Additionally, we increased our royalty income generated from international sales of our products. International royalties were $18.8 million for the nine months ended March 31, 2003, an increase from $3.2 million in the comparable 2002 period. Total third-party distribution net revenues for the nine months ended March 31, 2003 decreased slightly by approximately $2.7 million or 3.5% to $74.8 million from $77.5 million in the comparable 2002 period due primarily to a reduction in the Australian operation’s distribution business.

Gross Profit

          Gross profit increased to $200.8 million for the nine months ended March 31, 2003 from $137.1 million in the comparable 2002 period due mainly to increased sales volume. Gross profit as a percentage of net revenues increased to 49.6% for the nine months ended March 31, 2003 from 47.4% in the comparable 2002 period. This increase was the result of our product mix shift out of the lower margin distribution business and into the publishing business and a stronger publishing product offering, offset partially by a shift within the publishing business from higher margin PC product to console product. For the nine months ended March 31, 2003, the distribution business accounted for 18.5% of our net revenues as compared to 26.8% for the comparable period in 2002. Approximately 58% of the publishing businesses shipments were console sales during the nine months ended March 31, 2003 versus 30% in the comparable 2002 period. As a result, the higher costs of console product lowered the overall margin of the publishing business as a percentage of net revenues for the nine months ended March 31, 2003 to 55.0% from 56.3% in the comparable 2002 period.

Selling and Distribution Expenses

          During the nine months ended March 31, 2003, selling and distribution expenses increased approximately $9.1 million, or 14.5%, to $72.0 million from $62.9 million in the comparable 2002 period. The increase in selling and distribution expenses was primarily the result of an increase in advertising expenses and variable selling expenses related to the increase in sales from the nine months ended March 31, 2003 over the comparable 2002 period, partially offset by a decrease in certain fixed expenses. Advertising expenditures increased $15.1 million, or 50.7%, to approximately $44.9 million during the nine months ended March 31, 2003 as compared to $29.8 million in the comparable 2002 period as a result of increased advertising to support new product releases in the 2003 period. Fixed costs, including salaries and consulting expenses, decreased by $3.4 million, to $13.9 million during the nine months ended March 31, 2003 as compared to $17.3 million in the 2002 period. This decrease was primarily attributed to our centralization and streamlining of marketing and publishing functions. Additionally, efficiencies in selling and distribution expenses due to increased volume created a decrease in these expenses as a percentage of net revenues to 17.8% for the nine months ended March 31, 2003 from 21.7% in the comparable 2002 period. Distribution expenses decreased 16.5% to approximately $13.2 million during the nine months ended March 31, 2003 as compared to $15.8 million in the comparable 2002 period. This decrease is due to lower costs associated with our distribution business stemming from increased shipments to customer distribution centers as opposed to individual customers’ stores and our product mix shift from PC to console product, which cost less to handle and ship.

General and Administrative Expenses

          General and administrative expenses for the nine months ended March 31, 2003 increased approximately $3.8 million, or 13.1%, to $32.7 million from $28.9 million in the comparable 2002 period. The increase resulted primarily from the payment of bonuses which were offset partially by decreased bad debt expense. We paid a one-time bonus of $2.1 million in the quarter ended December 31, 2002 tied to the closing of the GECC senior credit facility. Furthermore, we met increased performance incentives and incurred additional bonus expense of $3.8 million in the current period versus the prior period. This increase was partially offset by a decrease in bad debt expense of $3.1 million to $3.8 million from $6.9 million for the nine months ended March 31, 2003 and 2002, respectively. The nine months ended March 31, 2002 included a $4.2 million bad debt charge related to the Kmart bankruptcy, compared to a $0.3 million charge in the comparable 2003 period relating to the bankruptcy of one of our customers, FAO Inc. General and administrative expenses as a percentage of net revenues decreased slightly to 8.1% for the months ended March 31, 2003 from 10.0% in the comparable 2002 period.

Research and Development Expenses

          Research and development expenses for the nine months ended March 31, 2003 increased approximately $13.4 million, or 27.1%, to $62.8 million from $49.4 million in the comparable 2002 period. The primary reason for the increase in research and development expense was from increased spending by our internal development studios, which include Humongous, Legend, Reflections and Shiny. Much of the increase related to the costs associated with the development of the Enter the Matrix video game on all platforms incurred by Shiny, which we acquired in April 2002.

During the nine months ended March 31, 2003, our internal development studios incurred expenses of $31.6 million, an increase of $9.7 million or 44.3% from $21.9 million in the comparable 2002 period. In relation to total research and development expenses, the internal costs represented 50.3% of the total research and development costs for the nine months ended March 31, 2003, while internal costs were 44.3% of total research and development costs for the comparable 2002 period. Research and development expenses, as a percentage of net revenues, decreased slightly to 15.5% for the nine months ended March 31, 2003 from 17.1% in the comparable 2002 period.

Depreciation and Amortization

          Depreciation and amortization for the nine months ended March 31, 2003 increased approximately $2.4 million, or 68.6%, to $5.9 million from $3.5 million in the comparable 2002 period. The increase is due to the depreciation on capital expenditures and projects completed since the prior period. Additionally, the 2003 period includes the amortization of intangibles related to the April 2002 acquisition of Shiny in the amount of $0.6 million.

Interest Expense, net

          Interest expense, net, increased approximately $1.7 million to $9.6 million for the nine months ended March 31, 2003 from $7.9 million in the comparable 2002 period. This increase in the nine months ended March 31, 2003 is due from a higher level of average borrowings in 2003 as compared to the 2002 period attributable to the new medium-term loan with IESA and the senior credit facility with GECC, offset partially by a repayment of amounts outstanding under the revolving credit facility with BNP Paribas and interest income earned on advances to related parties.

(Benefit from) Provision for Income Taxes

          During the nine months ended March 31, 2003, we recorded a provision for income taxes of approximately $0.4 million as compared to a $5.0 million benefit from income taxes in the prior comparable period. The charge in the 2003 period relates to estimated federal and state alternative minimum tax provisions of $1.0 million to be paid by us based on our current taxable income. This provision is offset by $0.5 million in federal income tax benefits resulting from loss carryback refund claims filed in the current period with respect to our fiscal 2002 federal income tax return and an amended 2001 federal income tax return. For the nine months ended March 31, 2002, we received a tax benefit of $5.0 million based on federal tax law changes enabling us to carryback our June 30, 2001 loss and recover taxes paid in 1996.

Twelve months ended June 30, 2002 versus twelve months ended June 30, 2001

Consolidated Statement of Operations (dollars in thousands):

	Year		Year
	Ended		Ended
	June 30,	% of Net	June 30,	% of Net	Increase/
	2001	Revenues	2002	Revenues	(Decrease)
Net revenues	$291,388	100.0%	$419,045	100.0%	$127,657
Cost of goods sold	125,940	43.2%	212,380	50.7%	86,440

Gross profit	165,448	56.8%	206,665	49.3%	41,217
Selling and distribution expenses	72,450	24.9%	84,628	20.2%	12,178
General and administrative expenses	67,341	23.1%	37,423	8.9%	(29,918)
In-process research and development	—	0.0%	7,400	1.8%	7,400
Research and development	56,617	19.4%	70,798	16.9%	14,181
Restructuring and other charges	3,539	1.2%	—	0.0%	(3,539)
INA merger costs	1,700	0.6%	—	0.0%	(1,700)
Gain on sale of line of business	(5,501)	(1.9)%	—	0.0%	(5,501)
Depreciation and amortization	20,297	7.0%	5,454	1.3%	(14,843)

Operating (loss) income	(50,995)	(17.5)%	962	0.2%	51,957
Interest expense, net	(13,399)	(4.6)%	(11,956)	(2.9)%	(1,443)
Other income (expense)	1,358	0.5%	(3,272)	(0.7)%	(4,630)

(Loss) before (benefit from) income taxes	(63,036)	(21.6)%	(14,266)	(3.4)%	(48,770)
(Benefit from) income taxes	(2,368)	(0.8)%	(3,336)	(0.8)%	968

Net (loss)	$(60,668)	(20.8)%	$(10,930)	(2.6)%	$(49,738)

Net Revenues

          Net revenues for the twelve months ended June 30, 2002 increased approximately $127.6 million or 43.8% from $291.4 million to $419.0 million. This increase is attributable to our growth in both the publishing and distribution businesses.

          Total publishing net revenues for the twelve months ended June 30, 2002 increased approximately $102.8 million or 47.3% to $320.2 million from $217.4 million in the comparable 2001 period. This increase is due to the success of major new releases, the continued success of prior releases, and the sales of the former Hasbro Interactive titles for twelve months compared to five months in the 2001 period. Net revenues generated from sales of the ten most successful titles released during the 2002 period, excluding titles under Hasbro Interactive, were approximately $113.6 million, an increase of approximately $48.2 million compared to the top ten releases of 2001 of approximately $65.4 million. Major new releases in 2002 included Stuntman and Splashdown for PlayStation 2, Neverwinter Nights for the PC, Dragon Ball Z: The Legacy of Goku for Game Boy Advance and Test Drive 2001 for PlayStation 2 and Xbox. Comparatively, major new releases in 2001 included Driver Greatest Hits and Driver 2 for PlayStation, Unreal Tournament for PlayStation 2, Deer Hunter 4 for the PC, and Alone in the Dark for the PC. Net revenues decreased approximately $38.9 million as a result of the decline in sales of the major new releases in 2001 listed above. The former Hasbro Interactive titles contributed an additional $97.4 million to publishing net revenues in the 2002 period compared to 2001. Total distribution net revenues for the twelve months ended June 30, 2002 increased approximately $24.8 million or 33.5% to $98.8 million from $74.0 million in the comparable 2001 period. During the 2002 period, we expanded our relationships with third-party vendors resulting in an increase in distribution net revenues.

Gross Profit

          Gross profit increased to $206.7 million for the twelve months ended June 30, 2002 from $165.4 million in the comparable 2001 period due mainly to increased sales volume, while gross profit as a percentage of net revenues decreased to 49.3% for the twelve months ended June 30, 2002 from 56.8% in the comparable 2001 period. This margin decrease is due to our change in product mix. The former Hasbro Interactive products represented 32.0% of the sales in the twelve months ended June 30, 2002 as compared to 12.6% in the comparable 2001 period. Additionally, the decrease in gross profit as a percentage of net revenues is attributed to the increase in lower margin distribution revenues of $24.8 million or 33.5%.

Selling and Distribution Expenses

          During the twelve months ended June 30, 2002, selling and distribution expenses increased approximately $12.1 million, or 16.7%, to $84.6 million from $72.5 million in the comparable 2001 period. The increase in selling and distribution expenses resulted primarily from an increase in variable selling expenses resulting from the increase in sales from the twelve months ended June 30, 2001 to the comparable 2002 period, offset by a more efficient use of marketing and sales staff and distribution efficiencies during the 2002 period. Advertising expenditures increased 61.3% to approximately $34.2 million during the twelve months ended June 30, 2002 as compared to $21.2 million in the comparable 2001 period, due to the increase in new product releases in the current period offset by continued efforts to improve efficiency. Distribution expenses increased 21.4% to approximately $21.0 million during the twelve months ended June 30, 2002 as compared to $17.3 million in the comparable 2001 period due to the increase in net revenues offset by distribution efficiencies such as reduction in express shipments and increased shipments to customer distribution centers as opposed to individual customer’s stores. The overall efficiencies in selling and distribution expenses created a decrease as a percentage of net revenues to 20.2% for the twelve months ended June 30, 2002 as compared to 24.9% in the comparable 2001 period. A decrease of approximately $4.6 million in selling and distribution expenses resulted from personnel related costs as a result of headcount and salary reductions, as well as reductions in travel expenditures.

General and Administrative Expenses

          General and administrative expenses in the twelve months ended June 30, 2002 decreased approximately $29.9 million, or 44.4%, to $37.4 million from $67.3 million in the comparable 2001 period. General and administrative expenses as a percentage of net revenues decreased to 8.9% for the twelve months ended June 30, 2002 from 23.1% in the comparable 2001 period. This decrease is primarily due to decreased professional fees (legal and other outside consultant fees) and decreased salaries from the consolidation of various functions and the integration of INA and us during the 2001 period. Professional fees decreased 44.7% to approximately $4.2 million for the twelve months ended June 30, 2002 as compared to $7.6 million in the comparable 2001 period. Salaries decreased 36.8% to approximately $13.9 million during the twelve months ended June 30, 2002 as compared to $22.0 million in the comparable 2001 period. We incurred charges of $20.7 million in the 2001 period related to additional provisions for receivables while the 2002 period includes a $4.2 million charge related to the Kmart bankruptcy. Without these additional provisions, general and administrative expenses would have decreased by approximately $11.2 million or 24.0%, to $35.4 million for the twelve months ended June 30, 2002 compared to $46.6 million for the comparable 2001 period.

In-Process Research and Development Expense

          In process research and development costs of $7.4 million were incurred during the twelve months ended June 30, 2002. On April 30, 2002, we acquired all of the outstanding shares of common stock of Shiny, a videogame development studio (the “Shiny Acquisition”). These costs were associated with the Shiny Acquisition. The allocation of the purchase price of Shiny was based on an independent third-party valuation obtained by us which determined that in process research and development totaled $7.4 million which was expensed at the date of the acquisition. There were no comparable costs incurred during the twelve months ended June 30, 2001.

Research and Development Expenses

          Research and development expenses for the twelve months ended June 30, 2002 increased approximately $14.2 million, or 25.1%, to $70.8 million from $56.6 million in the comparable 2001 period due to our signing of additional arrangements with external developers and the achievement by our developers of more milestones in the development process during the 2002 period. Expenses associated with the use of our internal development studios, which include Humongous, Legend, Reflections and Shiny, also increased from approximately $24.8 million for the twelve months ended June 30, 2001 to $31.1 million in the comparable 2002 period. In relation to total research and development expenses, the internal costs represented 43.9% of the total research and development costs for the twelve months ended June 30, 2002, while costs were 43.8% of total research and development costs for the comparable period of 2001. Research and development expenses, as a percentage of net revenues, decreased to 16.9% for the twelve months ended June 30, 2002 from 19.4% in the comparable 2001 period.

Restructuring and Other Charges

          We incurred restructuring charges of $3.5 million for the twelve months ended June 30, 2001, with no such costs incurred during the 2002 period. Effective March 14, 2001, we announced and commenced a plan to shutdown our San Jose, California facility and recorded a charge of $2.1 million. The charge consisted primarily of employee severance packages and the disposal of assets that were no longer being used. In the fourth quarter of fiscal 2001, we initiated a restructuring of our Humongous Entertainment business to refocus the operations primarily on internal development rather than publishing and incurred a $1.1 million charge. In the 2001 period, we also incurred an additional $0.3 million charge related to the move of our technical support operations to a central location in Seattle, Washington.

INA Merger Costs

          We incurred expenses of $1.7 million or 0.6% of net revenue related to the INA Merger during the twelve months ended June 30, 2001. The costs include various consulting, legal, and accounting fees. No costs were incurred in the 2002 period.

Gain on Sale of Line of Business

          We recorded a gain on sale of line of business for the twelve months ended June 30, 2001 of approximately $5.5 million from the sale of the Duke Nukem franchise.

Depreciation and Amortization

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

Interest Expense, net

          Interest expense, net decreased approximately $1.4 million to $12.0 million for the twelve months ended June 30, 2002 from $13.4 million in the comparable 2001 period. The decrease is partly attributable to lower interest rates driven by the average three month LIBOR rate decrease from 5.64% in the twelve months ended June 30, 2001 to 2.29% in the comparable 2002 period. Additionally, the decrease in interest expense is due to lower average borrowings in 2002 as compared to the 2001 period.

Benefit from Income Taxes

          For the twelve months ended June 30, 2002, we received a tax benefit of $5.0 million based on a provision contained in The Job Creation and Worker Assistance Act of 2002, signed by the President of the United States on March 9, 2002, which changed the allowable carryback period for net operating losses from two years to five years. This provision enabled us to carryback our June 30, 2001 loss and recover taxes paid in 1996.

Liquidity and Capital Resources

Overview

          As of March 31, 2004, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products.

          On November 12, 2002 (last amended May 20, 2004), we obtained a 30-month $50.0 million senior credit facility with GECC which was used to fund our working capital and general corporate needs and to provide funding to certain related parties which are wholly-owned by IESA. As part of the most recent amendments under the GECC senior credit facility, we no longer provide funding to related parties beyond amounts previously advanced without GECC’s consent. We also utilize the GECC senior credit facility to open letters of credit with overseas manufacturers for the production of console games.

          On September 4, 2003, we entered into a Recapitalization Agreement exchanging all of our related party debt, net of certain advances, with IESA and certain of its wholly-owned subsidiaries into shares of our common stock. Subsequently, on September 24, 2003, we issued new shares of our common stock in a secondary public offering generating net proceeds of $34.9 million, of which $3.9 million was used to repay the outstanding balance of the senior credit facility with GECC. The remaining proceeds from such offering were used to pay costs of developing video game software and to meet general working capital needs.

Cash Flows

(in thousands)

	March 31,	March 31,
	2003	2004
Cash	$815	$9,621
Working (deficit) capital	$(91,648)	$24,914

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2003	2004
Cash provided by operating activities	$68,412	$11,877
Cash (used in) investing activities	(72,278)	(28,067)
Cash (used in) provided by financing activities	(73)	24,846
Effect of exchange rates on cash	69	150

Net (decrease) increase in cash	$(3,870)	$8,806

          During the year ended March 31, 2004, the cash provided by operating activities of $11.9 million was significantly lower than the 2003 period of $68.4 million. This decline of $56.5 million was primarily the result of decreased net income attributable to the delayed launch of

DRIV3R into the first quarter of fiscal 2005, our decision to release a lighter schedule of new titles in the second and fourth quarters of the year ended March 31, 2004, reduction in our distribution business and reduced replenishment orders during our holiday season. Further reduction in our operating cash flows came from increased payments for accounts payable, accrued liabilities and royalty payables in the year ended March 31, 2004 as compared to the 2003 period.

          We saw a decrease in cash used in investing activities of approximately $44.2 million to a usage of $28.1 in the year ended March 31, 2004 as compared to $72.3 of usage in the comparable 2003 period. The primary reason for this decrease is due to the acquisition of Shiny for approximately $34.0 million in the 2003 period. No such purchases were made in the 2004 period. Furthermore, a reduction in advances to related parties of approximately $17.8 million offset by issuance of notes receivable to related parties of approximately $8.6 million further reduced the cash usage under investing activities.

          During the year ended March 31, 2004, our financing activities provided cash of approximately $24.8 million, an increase of $24.9 million as compared to the 2003 period. This increase in cash is primarily attributable to the $34.9 million of proceeds received from our equity offering. During the 2003 period, we borrowed approximately $58.9 million, made payments to reduce debt of approximately $59.3 and received nominal amounts of cash from stock incentive programs netting a usage of cash from financing activities of approximately $0.1 million.

          We expect continued volatility in the use of cash due to seasonality of the business, receivable payment cycles and quarterly working capital needs to finance our publishing businesses and growth objectives.

          Our outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of our business and the timing of new product releases. There were no significant changes in the credit terms with customers during the twelve month period.

          We do not currently have any material commitments with respect to any capital expenditures. However, we do have commitments to pay royalty and license advances, milestone payments, and operating lease obligations.

          Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our receivables as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” (See Risk Factors on page 13).

          IESA has incurred significant losses from operations and is highly leveraged. Should IESA experience liquidity issues, among other things, this may result in its inability to fund the development efforts of Atari Interactive, and our results of operations may suffer because, as the North American distributor of the games developed by Atari Interactive, our revenue could significantly decrease. Such a reduction of our revenue, among other things, could result in a breach of one or more of the covenants contained in our GECC senior credit facility. In the event any of the above contingencies occur, management is prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product development and a reduction in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

          We are also party to various litigation arising in the course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.

Credit Facilities

          GECC Senior Credit Facility

          On November 12, 2002 (last amended May 20, 2004), we obtained a senior credit facility with GECC, to fund our working capital and general corporate needs, as well as to fund advances to Paradigm and Atari Interactive, each a related party. Loans under the senior credit facility were based on a borrowing base comprised of the value of our accounts receivable and short term marketable securities. The senior credit facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility was payable monthly and we paid $0.6 million as an initial commitment fee at closing. The senior credit facility contains certain financial covenants and named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the senior credit facility are secured by our assets. There were no borrowings outstanding but $0.4 million of letters of credit were outstanding as of March 31, 2004 under the senior credit facility. As of March 31, 2004, accrued interest of approximately $0.2 million was included in accrued liabilities and we were in compliance with all financial covenants.

          Under an amendment to the senior credit facility, dated December 23, 2003, Atari Interactive and Paradigm have been removed as guarantors. Furthermore, under this amendment, we are no longer permitted to fund advances to Atari Interactive and Paradigm unless otherwise approved by GECC. All outstanding related party notes receivable have been approved.

          BNP Paribas Credit Facility

          In connection with the September 2000 merger with the INA Merger, we assumed a $35.0 million revolving credit facility. The BNP Credit Facility, with BNP Paribas, or BNP, which was to mature on September 17, 2001 and subsequently extended until November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002, with an amendment reducing the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 31, 2002. The amended facility charged interest at a rate equal to the lender’s cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. We had $15.0 million outstanding under this facility at June 30, 2002 and paid the balance of principal and interest in full on August 30, 2002.

IESA credit facilities and debt

          Credit Agreement

          We maintained a revolving credit agreement with IESA (the “Credit Agreement”) which provided for an aggregate commitment of $75.0 million which bore interest at LIBOR plus 2.5%. Effective December 31, 2002, the maturity date of the Credit Agreement was extended to April 1, 2004. This agreement required that we comply with certain financial covenants and, among other items, restricted capital expenditures. As of September 30, 2003, all outstanding borrowings were exchanged for 10,541,105 newly issued common shares under the terms of the Recapitalization Agreement. As of March 31, 2004, no accrued interest or fees remain outstanding.

          Medium-Term Loan

          In connection with the Shiny Acquisition, we obtained a $50.0 million medium-term loan from IESA. Interest was based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum was based on the aggregate amount of the facility less outstanding loans. As of September 30, 2003, all outstanding borrowings have been exchanged for 11,359,319 newly issued common shares under the terms of the Recapitalization Agreement. Additionally, as of March 31, 2004, no accrued interest remains outstanding.

Long-Term Related Party Debt

          0% Notes

          In conjunction with the 1999 purchase of us by IESA, we issued to GAP the 0% Notes in exchange for our 600,000 shares of our Series A Preferred Stock and $20.0 million of subordinated notes held by us. The 0% Notes were to mature in December 2004 and had a redemption value of $50.0 million at maturity. In lieu of payment at maturity, the 0% Notes were convertible at any time, at the holder’s option, into shares of our common stock at $20.00 per share. On December 28, 2001, IESA assumed the 0% Notes from GAP in exchange for shares of IESA common stock. IESA did not change any of the terms of the 0% Notes (renamed the IESA 0% subordinate convertible note) as they relate to us. Interest on the IESA 0% subordinate convertible note was accreted at the rate of 7% per annum.

          Under the terms of the September 4, 2003 Recapitalization Agreement, the IESA 0% subordinated convertible note has been fully offset against the advances to related parties.

          5% Notes

          In conjunction with the 1999 purchase of us by IESA, we issued to CUSH, 5% subordinated convertible notes, 5% CUSH Notes, in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes were to mature in December 2004 and had a principal amount of $60.6 million. In lieu of payment at maturity, the 5% CUSH Notes were convertible at any time, at the holder’s option, into shares of our common stock at $9.25 per share.

          Under the terms of the September 4, 2003 Recapitalization Agreement, the 5% CUSH Notes, net of the remaining advances to related parties, have been fully converted to 17,129,453 of our newly issued common shares at a fair-market value of $4.25 per share. The common shares issued by us were at a more favorable rate than that available under the original terms of the 5% CUSH Notes. The resulting incremental value of the additional stock issued was recorded as a dividend to IESA of $39.4 million.

          In September 2003, we expensed the full $1.3 million of remaining deferred financing fees related to the IESA 0% subordinated convertible note and the 5% CUSH Notes as a result of the Recapitalization Agreement.

Contractual Obligations

     As of March 31, 2004, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating leases are summarized as follows (in thousands):

	Payments Due by Period
	Fiscal Years Ended March 31,
	2005	2006	2007	2008	Thereafter	Total
Royalty and license advances (1)	$3,618	$513	$—	$—	$—	$4,131
Milestone payments (2)	18,252	600	—	—	—	18,852
Operating lease obligations (3)	5,869	5,283	4,026	2,068	2,562	19,808

Total	$27,739	$6,396	$4,026	$2,068	$2,562	$42,791

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are not dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to third-party developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to pay if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from 2005 through 2012. These are future minimum annual rental payments under the leases, including the related party sub-lease with Atari Interactive.

Recent Accounting Pronouncements

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN 46-R to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a VIE be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on our financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion. In particular, the Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of the term “underlying” to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to us.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities”. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new principle did not have a material impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party credit facilities, related party notes receivable, amounts due to and from related parties and our existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

          As of March 31, 2004, foreign operations represented 0.0% and 1.7% of consolidated net revenues and total assets, respectively. We also recorded approximately $9.0 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations. We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $28.9 million of our revenue for fiscal 2004. We do not hedge against foreign exchange rate fluctuations due to the limited financial exposure we face with respect to such risk. We purchase certain of our inventories from foreign developers. We also pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. Our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our Consolidated Financial Statements, and notes thereto, and our Financial Statement Schedule, are presented on pages F-1 through F-35 hereof as set forth below:

PAGE
ATARI, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 31, 2003 and March 31, 2004	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended June 30, 2002, the Nine Months Ended March 31, 2002 (unaudited) and 2003, and the Years Ended March 31, 2003 (unaudited) and 2004
F-3
Consolidated Statements of Cash Flows for the Year Ended June 30, 2002, the Nine Months Ended March 31, 2002 (unaudited) and 2003, and the Years Ended March 31, 2003 (unaudited) and 2004	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Year Ended June 30, 2002, the Nine Months Ended March 31, 2003, and the Year Ended March 31, 2004	F-6
Notes to the Consolidated Financial Statements	F-8 to F-35
FINANCIAL STATEMENT SCHEDULE
Year Ended June 30, 2002, Nine Months Ended March 31, 2003, and Year Ended March 31, 2004 Schedule II—Valuation and Qualifying Accounts	F-36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures. As of March 31, 2004, with the participation of our management, our Chief Executive Officer and Acting Chief Financial Officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, except as set forth below, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Acting Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

          Based upon management’s evaluation, during the 2004 fiscal year, our procedures for ensuring that directors, officers and ten percent (10%) beneficial owners file transaction reports pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (and the rules thereunder) were not yet effective. We have recently assessed, improved and implemented appropriate procedures and expect that, going forward, Section 16 reports will be accurate and timely.

          Changes in Internal Controls over Financial Reporting. No change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

          The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, entitled “Election of Directors” and “Executive Officers”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

          We have adopted a Code of Ethics, Standards of Conduct and Confidentiality that applies to directors, executive officers, and all other senior financial personnel. We will make copies of our Code of Ethics available to investors upon request. Any such request should be sent by mail to Atari, Inc., 417 Fifth Avenue, New York, NY 10016, Attn: Corporate Legal Counsel or should be made by telephone by calling Corporate Legal Counsel at (212) 726-6500.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, entitled “Executive Compensation”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                  RELATED STOCKHOLDER MATTERS.

          The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, entitled “Certain Relationships and Related Transactions”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated by reference to the section of our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, entitled “Principal Accountant Fees and Services”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

See Item 8 hereof.

(a)(3) Exhibits

2.1	Agreement and Plan of Reorganization by and among the Company, GT Acquisition Sub, Inc., WizardWorks Group, Inc. and the Stockholders of WizardWorks Group, Inc., dated June 24, 1996 is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 1996.

2.2	Escrow Agreement by and among the Company, Paul D. Rinde, as the Stockholder Representative of WizardWorks Group, Inc., and Republic National Bank of New York, as Escrow Agent, dated June 24, 1996 is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 9, 1996.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

3.2	Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.3	Amendment No. 1 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

4.1	Specimen form of stock certificate of Common Stock is incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-14441) initially filed with the SEC on October 20, 1995, and all amendments thereto.

4.2	Stockholders’ Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Company is incorporated herein by reference to an exhibit filed as a part of the Company’s Registration Statement on Form S-1 filed October 20, 1995.

4.3	Amendment to Stockholders Agreement, dated as of December 18, 1995, by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts parties thereto and the Company is incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

4.4	Registration Rights Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Company is incorporated herein by reference to an exhibit filed as a part of the Company’s Registration Statement on Form S-1 filed October 20, 1995.

4.5	Amended and Restated Registration Rights Agreement, dated as of February 15, 2000, between California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

4.6	Second Amended and Restated Registration Rights Agreement, dated as of October 2, 2000, between California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.1	Distribution Agreement between Infogrames Entertainment SA, Infogrames Multimedia SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.2	Amendment to Distribution Agreement between Infogrames Entertainment SA and the Company, dated as of July 1, 2000, is incorporated herein by reference to Exhibit 10.26a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.3	Distribution Agreement between Infogrames Entertainment SA and the Company, dated October 2, 2000, as supplemented on November 2, 2002.**

10.4	Services Agreement, dated as of January 1, 2000, between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.5	Services Agreement, dated as of January 26, 2001, between the Company and Infogrames Interactive, Inc. (now known as Atari Interactive, Inc.), is incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.6	Warehouse Services Contract, dated March 2, 1999, by and between the Company and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.7	Credit Agreement, dated as of September 11, 1998, by and among the Company, the Lenders thereto, NationsBanc Montgomery Securities, LLC, as Syndication Agent, Fleet Bank, N.A., as Documentation Agent, and First Union National Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

10.8	Second Amendment, Waiver and Agreement, dated as of June 29, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on August 5, 1999.

10.9	Third Amendment, Consent, Waiver and Agreement, dated as of November 15, 1999, by and among the Company, the Lenders thereto and First Union National Bank, as Administrative Agent is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 1999.

10.10	Fourth Amendment to the Credit Agreement, dated as of February 15, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26j to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.11	Fifth Amendment to the Credit Agreement, dated as of March 31, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26m to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.12	Sixth Amendment to the Credit Agreement, dated as of June 29, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26n to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.13	Seventh Amendment to the Credit Agreement, dated as of September 30, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.

10.14	Eighth Amendment to the Credit Agreement, dated as of December 22, 2000, by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.

10.15	Ninth Amendment to the Credit Agreement, dated as of June 7, 2001, to the Credit Agreement by and between the Company and Infogrames Entertainment SA, is incorporated herein by reference to Exhibit 10.28o to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.16	Tenth Amendment to the Credit Agreement, dated as of December 31, 2001, to the Credit Agreement by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2002.

10.17	Eleventh Amendment to the Credit Agreement, dated as of March 29, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002.

10.18	Twelfth Amendment to the Credit Agreement, dated as of June 30, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.28r to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.19	Thirteenth Amendment to the Credit Agreement, dated as of September 30, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.28s to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.20	Fourteenth Amendment to the Credit Agreement, dated as of December 31, 2002, to the Credit Agreement by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.28t to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.21	Credit Agreement, dated as of November 12, 2002, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2002.

10.22	First Amendment and Consent to the Credit Agreement, dated as of March 28, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57a to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.23	Second Amendment and Consent to the Credit Agreement, dated as of April 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57b to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.24	Third Amendment and Waiver to the Credit Agreement, dated as of July 11, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57c to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.25	Fourth Amendment and Consent to the Credit Agreement, dated as of September 12, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.26	Fifth Amendment to the Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.27	Sixth Amendment to the Credit Agreement, dated as of December 23, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.28	Seventh Amendment to the Credit Agreement, dated as of March 31, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender.**

10.29	Eighth Amendment to the Credit Agreement, dated as of May 20, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender.**

10.30	Intercreditor and Subordination Agreement, dated as of November 12, 2002, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2003.

10.31	First Amendment to Intercreditor and Subordination Agreement, dated as of December 23, 2003, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., Atari Interactive, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.32	Form of GAP 54 Note is incorporated herein by reference to Exhibit 4 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.33	Form of GAPCO II Note is incorporated herein by reference to Exhibit 5 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.34	5% Subordinated Convertible Note of the Company is incorporated herein by reference to Exhibit 6 to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on January 10, 2000.

10.35	Stock Purchase Agreement, dated February 8, 1999, among the Company, General Atlantic Partners 54, L.P. and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on March 2, 1999.

10.36	Letter Agreement, dated June 29, 1999, among GAP 54, GAPCO II, Joseph J. Cayre, Kenneth Cayre and Stanley Cayre is incorporated herein by reference to Exhibit 2 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.

10.37	Form of Option Agreement, dated as of July 30, 1999, among GAP 54, GAPCO II and the other parties named therein is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on August 10, 1999.

10.38	Note Purchase Agreement, dated as of November 15, 1999, between certain members of the Cayre Group and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 11B to the Schedule 13D filed by Infogrames Entertainment S.A. and California U.S. Holdings, Inc. on December 14, 1999.

10.39	Equity Purchase and Voting Agreement, dated as of November 15, 1999, among Infogrames Entertainment S.A., California U.S. Holdings, Inc., GAP 16, GAP 19, GAP II, GAP 54, GAPCO and GAPCO II is incorporated herein by reference to Exhibit 3 to the Schedule 13D filed by General Atlantic Partners, LLC and certain of its affiliates on December 23, 1999.

10.40	Right of First Refusal Offer Agreement, dated November 15, 1999, by and among California U.S. Holdings, Inc. and the Lenders named therein is incorporated herein by reference to Exhibit 13 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.

10.41	Amended and Restated Unconditional Subsidiary Guaranty Agreement, dated as of November 15, 1999, among certain subsidiaries of the Company, California U.S. Holdings, Inc. and First Union National Bank, as administrative agent, for the benefit of the Lenders is incorporated herein by reference to Exhibit 15 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on December 14, 1999.

10.42	Second Amended and Restated Security Agreement, dated as of November 15, 1999, by and among the Registrant, certain of its subsidiaries, First Union National Bank, as Administrative Agent, and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 19, 1999.

10.43		Second Amended and Restated Pledge Agreement, dated as of November 15, 1999, by the Company and certain of its subsidiaries in favor of First Union National Bank, as Administrative Agent, and California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 19, 1999.

10.44		Securities Purchase Agreement, dated as of November 15, 1999, by and among Infogrames Entertainment S.A., California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on November 19, 1999.

10.45		Securities Exchange Agreement, dated as of November 15, 1999, by and among the Company, General Atlantic Partners 54, L.P., and GAP Coinvestment Partners II, L.P. is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on November 19, 1999.

10.46		Promissory Note of the Company in the aggregate principal amount of $25,000,000 payable to California U.S. Holdings, Inc. is incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed on November 19, 1999.

10.47		Master Assignment and Acceptance, dated as of February 15, 2000, by and among the Company, the Assignors and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.26g to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.48		Reimbursement and Cash Collateral Agreement, dated as of February 15, 2000, by and between the Company and First Union National Bank is incorporated herein by reference to Exhibit 10.26k to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.49		Collateral Assignment Agreement, dated as of February 15, 2000, by and among First Union National Bank, Infogrames Entertainment SA, the Company and the Guarantors is incorporated herein by reference to Exhibit 10.26l to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.50		Letter Agreement, dated as of November 30, 2001, between the Company and BNP Paribas is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2002.

10.51		Stock Purchase Agreement, dated as of April 23, 2002, by and among Interplay Entertainment Corp., Shiny Entertainment, Inc., David Perry, Shiny Group, Inc. and the Company is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2002.

10.52		Amendment No. 1 to Stock Purchase Agreement, dated as of April 30, 2002, by and among Interplay Entertainment Corp., Shiny Entertainment, Inc., David Perry, Shiny Group, Inc. and the Company is incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 15, 2002.

10.53	*	Letter of Employment, dated as of April 23, 2002, between David Perry and the Company is incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.54	*	The 1995 Stock Incentive Plan (as amended on October 31, 1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed December 6, 1996.

10.55	*	The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.56	*	The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.57	*	The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Company’s proxy statement dated June 29, 2000.

10.58	*	The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.59	*	Description of Registrant’s Executive Bonus Plan for fiscal 2004.**

10.60	*	Employment Agreement, dated June 1, 2002, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 6.1 to the Company’s Annual Report on Form 10-K for the quarter ended June 30, 2002.

10.61	*	Letter Agreement, dated April 20, 2000, by and between David Fremed and the Company is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10.62	*	Letter Agreement, dated September 7, 2000, by and between Lisa Rothblum and the Company is incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.63	*	Consulting Agreement between the Company and Ann Kronen, dated as of July 8, 2003.**

10.64		Medium Term Loan Agreement of Infogrames Entertainment SA, dated as of April 22, 2002 by and between the Company and Infogrames Entertainment SA is incorporated herein by reference to Exhibit 10.55 to Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.65		Agreement of Lease, dated as of December 12, 1996, by and between the Company and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.66		Lease Agreement between the Company and Netbreeders Realty LLC, dated November 1, 1999, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.67		Sublease Agreement between the Company and SAVI Technology, Inc., dated May 30, 2001, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.68		Lease Agreement between the Company and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.69		Lease Agreement between the Company and MV 1997, L.L.C., dated November 24, 1997, is incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.70		Lease Agreement between the Company and Northwest Properties Realty Corp., dated February 22, 1999, is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.71		Lease Agreement between the Company and Cimarron Airpark L.L.C. VIII, dated June 1, 1995, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.72		Sublease Agreement between the Company and XPIDATA, Inc., dated December 6, 1996, is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.73		Lease Agreement between Parabola Estates Limited and Reflections Interactive Limited dated September 10, 2001 is incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.74		Lease Agreement between Prima Development Corp. and the Company dated May 17, 2002 is incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.75	‡	Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated January 19, 2003, is incorporated herein by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.76	‡	Xbox Publisher License Agreement between the Company and Microsoft Corporation, dated April 18, 2000, is incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.77		Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 27, 1999, is incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.78		Amendment One to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated April 20, 2002, is incorporated herein by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.79		Amendment Two to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated June 15, 2002, is incorporated herein by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.80		Amendment Three to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 15, 2002, is incorporated herein by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.81		Amendment Four to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated November 13, 2002, is incorporated herein by reference to Exhibit 10.68 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.82		Amendment Five to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated February 21, 2003, is incorporated herein by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.83		Amendment Six to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated August 11, 2003.**

10.84		Agreement Regarding Satisfaction of Debt and License Amendment among the Company, Infogrames Entertainment S.A. and California U.S. Holdings, Inc., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.85		Amended Trademark License Agreement between the Company and Infogrames Entertainment S.A., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.86	‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $5,122,625 payable to the Company.**

10.87	‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $2,620,280 payable to the Company.**

10.88	‡	Promissory Note of Paradigm Entertainment, Inc., in the aggregate amount of $828,870 payable to the Company.**

21.1	List of Subsidiaries.**

23.1	Consent of Deloitte & Touche LLP.**

24.1	Power of Attorney.**

31.1	Chief Executive Officer and Acting Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Chief Executive Officer and the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Amended and Restated Audit Committee Charter (Amended January 29, 2004).**

99.2	Compensation Committee Charter, as amended January 29, 2004.**

Exhibit indicated with an * symbol is a management contract or compensatory plan or arrangement filed pursuant to Item 15(c) of Form 10-K.

Exhibit indicated with an ** symbol is filed herewith.

‡ Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

A copy of any of the exhibits included in this Annual Report on Form 10-K may be obtained by written request to Atari, Inc. upon payment of a fee of $0.10 per page to cover costs. Requests should be sent to Atari, Inc. at the address set forth on the front cover, attention Director, Investor Relations.

(c) Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the fourth quarter ended March 31, 2004:

Date of Report	Item Reported		Financial Statements Filed
January 27, 2004	12	(1)	None.
February 2, 2004	12	(2)	None.

(1)	This Current Report was filed to report revisions to our previously issued financial guidance for the fiscal quarter ended December 31, 2003 and the fiscal year ending March 31, 2004.

(2)	This Current Report was filed to report our financial results for the fiscal quarter ended December 31, 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATARI, INC.

By:	/s/	Bruno Bonnell

	Name:	Bruno Bonnell
	Title:	Chief Executive Officer
	Date:	June 14, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Bruno Bonnell Bruno Bonnell	Chairman of the Board of Directors, Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (principal financial officer) and Director	June 14, 2004

/s/ Denis Guyennot Denis Guyennot	Director and President, Chief Operating Officer and Secretary	June 14, 2004

/s/ Jodi Scheurenbrand Jodi Scheurenbrand	Controller (principal accounting officer)	June 14, 2004

/s/ James Ackerly James Ackerly	Director	June 11, 2004

/s/ James Caparro James Caparro	Director	June 10, 2004

/s/ Thomas A. Heymann Thomas A. Heymann	Director	June 14, 2004

/s/ Ann E. Kronen Ann E. Kronen	Director	June 11, 2004

/s/ Thomas J. Mitchell Thomas J. Mitchell	Director	June 14, 2004

/s/ Thomas Schmider Thomas Schmider	Director	June 14, 2004

/s/ David Ward David Ward	Director	June 11, 2004

ATARI, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Atari, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Atari, Inc. and subsidiaries (the “Company”) as of March 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the year ended March 31, 2004, the nine months ended March 31, 2003, and for the year ended June 30, 2002. Our audits also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atari, Inc. and its subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year ended March 31, 2004, nine months ended March 31, 2003, and for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York
June 11, 2004

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	March 31,
	2003	2004
ASSETS
Current assets:
Cash	$815	$9,621
Receivables, net	47,053	37,707
Inventories, net	37,827	27,520
Income taxes receivable	395	2,320
Due from related parties	2,656	4,175
Prepaid expenses and other current assets	16,958	12,465
Related party notes receivables	—	8,571

Total current assets	105,704	102,379
Advances to related parties	32,184	—
Property and equipment, net	14,727	13,267
Goodwill, net of accumulated amortization of $26,116 in both periods	70,224	70,224
Other intangible assets, net of accumulated amortization of $619 and $1,294, at March 31, 2003 and March 31, 2004, respectively	2,081	1,406
Other assets	7,162	6,680

Total assets	$232,082	$193,956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$39,587	$37,837
Accrued liabilities	31,872	15,886
Revolving credit facility	10,651	—
Current portion of related party medium-term loan	40,000	—
Related party credit facility	44,800	—
Royalties payable	13,653	14,481
Income taxes payable	1,965	450
Short-term deferred income	2,077	2,107
Due to related parties	12,747	6,704

Total current liabilities	197,352	77,465
Related party debt	124,610	—
Deferred income	4,131	555
Other long-term liabilities	2,907	873

Total liabilities	329,000	78,893

Commitments and contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 69,920 and 121,231 shares issued and outstanding at March 31, 2003 and March 31, 2004, respectively	699	1,212
Additional paid-in capital	486,053	735,964
Accumulated deficit	(586,851)	(625,436)
Accumulated other comprehensive income	3,181	3,323

Total stockholders’ (deficiency) equity	(96,918)	115,063

Total liabilities and stockholders’ (deficiency) equity	$232,082	$193,956

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year	Nine Months		Years
	Ended June 30,	Ended March 31,		Ended March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Net revenues	$419,045	$289,442	$404,645	$534,248	$468,944
Cost of goods sold	212,380	152,355	203,858	263,883	248,981

Gross profit	206,665	137,087	200,787	270,365	219,963
Selling and distribution expenses	84,628	62,862	72,005	93,771	85,031
General and administrative expenses	37,423	28,924	32,685	41,184	33,310
In-process research and development	7,400	—	—	7,400	—
Research and development	70,798	49,399	62,797	84,197	88,343
Gain on sale of development project to a related party	—	—	—	—	(3,744)
Depreciation and amortization	5,454	3,537	5,859	7,777	9,155

Operating income (loss)	962	(7,635)	27,441	36,036	7,868
Interest expense, net	(11,956)	(7,887)	(9,598)	(13,667)	(7,658)
Other (expense) income	(3,272)	287	632	(2,926)	(2,363)

(Loss) income before (benefit from) provision for income taxes	(14,266)	(15,235)	18,475	19,443	(2,153)
(Benefit from) provision for income taxes	(3,336)	(5,014)	405	2,083	(2,919)

Net (loss) income	$(10,930)	$(10,221)	$18,070	$17,360	$766
Dividend to parent	—	—	—	—	(39,351)

(Loss) income attributable to common stockholders	$(10,930)	$(10,221)	$18,070	$17,360	$(38,585)

Basic and diluted (loss) income per share attributable to common stockholders	$(0.16)	$(0.15)	$0.26	$0.25	$(0.40)

Basic weighted average shares outstanding	69,722	69,686	69,878	69,864	96,990

Diluted weighted average shares outstanding	69,722	69,686	70,055	70,058	96,990

Net (loss) income	$(10,930)	$(10,221)	$18,070	$17,360	$766
Other comprehensive (loss) income:
Foreign currency translation adjustments	777	489	46	334	142
Unrealized (loss) on securities	(57)	(57)	—	—	—
Reclassification adjustment for realized gains included in net loss	(388)	(388)	—	—	—

Comprehensive (loss) income	$(10,598)	$(10,177)	$18,116	$17,694	$908

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year	Nine Months		Years
	Ended	Ended		Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,930)	$(10,221)	$18,070	$17,360	$766
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,454	3,537	5,859	7,777	9,155
Loss on sale of investment	—	—	—	—	1,750
Write-down of investment	3,622	—	—	3,622	—
Amortization of discount on related party debt	2,870	2,153	2,153	2,870	1,339
Accrued interest	5,586	2,911	5,295	6,141	1,903
Accretion of interest on short-term promissory notes	66	—	—	—	—
Amortization of deferred financing fees	956	717	959	1,061	2,466
Recognition of deferred income	(1,750)	(1,750)	631	2,438	(3,577)
Write-off of property and equipment	547	52	363	832	38
In-process research and development related to acquisition of Shiny Entertainment, Inc.	7,400	—	—	7,400	—
Gain on sale of marketable securities	(388)	(388)	—	—	—
Changes in operating assets and liabilities:
Receivables, net	(43,683)	(3,073)	34,162	(6,479)	9,346
Inventories, net	(15,830)	(13,191)	7,420	4,781	10,307
Due from related parties	519	(1,691)	1,478	3,743	(793)
Due to related parties	(10,447)	(10,219)	2,884	4,652	(6,774)
Prepaid expenses and other current assets	(1,325)	(2,543)	(7,620)	(7,384)	6,229
Accounts payable	20,869	2,420	(19,708)	(1,207)	(1,840)
Accrued liabilities	3,810	(4,027)	(3,893)	3,869	(16,459)
Royalties payable	(3,047)	(5,756)	4,735	7,448	2,027
Deferred income	1,747	1,940	—	—	30
Income taxes payable	962	—	507	1,503	(1,543)
Income taxes receivable	1,307	(3,973)	689	5,984	(1,909)
Other long-term liabilities	3,714	1,618	(233)	(143)	(298)
Other assets	5,759	3,175	(1,450)	2,144	(286)

Net cash (used in) provided by operating activities	(22,212)	(38,309)	52,301	68,412	11,877

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,571)	(6,489)	(4,067)	(6,084)	(5,128)
Proceeds from sale of marketable securities	497	497	—	—	—
Issuance of related party notes receivable	—	—	—	—	(8,571)
Advances to related parties	—	—	(32,184)	(32,184)	(14,368)
Acquisition of Shiny Entertainment, Inc., net of nominal cash acquired	(34,010)	—	—	(34,010)	—

Net cash used in investing activities	(42,084)	(5,992)	(36,251)	(72,278)	(28,067)

	Year	Nine Months		Years
	Ended	Ended		Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) under related party credit facility, net	52,373	54,000	(16,632)	(18,258)	—
Borrowings from related party medium-term loan	39,381	—	8,896	48,277	—
Payments to third parties	(7,291)	—	—	—	—
Payments of BNP Paribus revolving credit facility	(19,888)	(10,000)	(15,000)	(25,000)	—
Borrowings (payments) under General Electric Capital Corporation Senior Credit Facility, net	—	—	10,651	10,651	(10,651)
Payments under short-term promissory notes	—	—	(8,833)	(16,058)	—
Proceeds from exercise of stock options	32	32	116	116	518
Net proceeds from public stock offering	—	—	—	—	34,875
Proceeds from employee stock purchase plan	204	127	125	199	104

Net cash provided by (used for) financing activities	64,811	44,159	(20,677)	(73)	24,846
Effect of exchange rates on cash	136	75	39	69	150

Net increase (decrease) in cash	651	(67)	(4,588)	(3,870)	8,806
Cash — beginning of fiscal year	4,752	4,752	5,403	4,685	815

Cash — end of fiscal year	$5,403	$4,685	$815	$815	$9,621

SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF OPERATING ACTIVITIES:
Cash paid for interest	2,770	2,344	3,599	4,114	5,984
Cash paid for taxes	—	—	450	450	739
Income tax refunds	6,861	1,066	1,157	6,952	18

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of Shiny Entertainment, Inc.:
Fair value of assets acquired	$50,776	$—	$—	$50,776	$—
Less: Short-term promissory notes issued to seller and others	(16,059)	—	—	(16,059)	—
Assumption of stock options	(672)	—	—	(672)	—
Other payments due seller	(31)	—	—	(31)	—
Cash acquired	(4)	—	—	(4)	—

Acquisition, net of cash acquired	$34,010	$—	$—	$34,010	$—

Acquisition of Atari license for 2,000 shares of common stock	—	—	—	—	8,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Sale of treasury stock in lieu of partial royalty payment	855	855	—	—	—
Assumption of Shiny Entertainment, Inc. employee stock purchase plan	672	—	—	672	—
Issuance of warrants to external developer	—	—	54	54	—
Conversion of warrants under cash - less exercise option	1	—	—	—	—
Issuance of shares in lieu of partial royalty payment	41	41	—	—	1,199

Net debt exchanged for 39,030 shares of common stock:
Related party debt, revolving credit facility and related party medium-term loan prior to recapitalization of debt	$—	$—	$—	$—	$212,429
Less: Offset of advances to related parties against related party debt	—	—	—	—	(46,552)

Net debt exchanged for common stock	$—	$—	$—	$—	$165,877

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands)

					Accumulated
	Common		Additional		Other		Treasury
	Stock	Common	Paid-In	Accumulated	Comprehensive	Treasury	Shares
	Shares	Stock	Capital	Deficit	Income	Shares	at Cost	Total
Balance, July 1, 2001	69,759	$698	$486,306	$(593,991)	$2,803	235	$(2,352)	$(106,536)
Issuance of common stock pursuant to employee stock purchase plan	30	—	204	—	—	—	—	204
Sales of treasury shares in lieu of partial royalty payment	—	—	(1,497)	—	—	(235)	2,352	855
Exercise of stock options	5	—	32	—	—	—	—	32
Net loss	—	—	—	(10,930)	—	—	—	(10,930)
Foreign currency translation adjustment	—	—	—	—	777	—	—	777
Unrealized loss on securities	—	—	—	—	(57)	—	—	(57)
Reclassification adjustment for realized gains included in net loss	—	—	—	—	(388)	—	—	(388)
Assumption of stock options pursuant to the acquisition of Shiny Entertainment, Inc.	—	—	672	—	—	—	—	672
Conversion of warrants under cashless exercise option	21	—	1	—	—	—	—	1
Issuance of common stock in lieu of partial royalty payment	11	—	41	—	—	—	—	41

Balance, June 30, 2002	69,826	698	485,759	(604,921)	3,135	—	—	(115,329)
Issuance of common stock pursuant to employee stock purchase plan	46	—	125	—	—	—	—	125
Exercise of stock options	48	1	115	—	—	—	—	116
Issuance of warrants to external developer	—	—	54	—	—	—	—	54
Net income	—	—	—	18,070	—	—	—	18,070
Foreign currency translation Adjustment	—	—	—	—	46	—	—	46

					Accumulated
	Common		Additional		Other		Treasury
	Stock	Common	Paid-In	Accumulated	Comprehensive	Treasury	Shares
	Shares	Stock	Capital	Deficit	Income	Shares	at Cost	Total
Balance, March 31, 2003	69,920	699	486,053	(586,851)	3,181	—	—	(96,918)
Issuance of common stock pursuant to employee stock purchase plan	47	1	103	—	—	—	—	104
Exercise of stock options	120	1	517	—	—	—	—	518
Net income	—	—	—	766	—	—		766
Foreign currency translation adjustment	—	—	—	—	142	—	—	142
Cashless exercise of warrants	13	—	—	—	—	—	—	—
Issuance of common stock in lieu of partial royalty payment	280	3	1,196	—	—	—	—	1,199
Issuance of 39,030 common shares as part of the Company’s recapitalization in exchange for cancellation of related party debt, related party credit facility and related party medium- term loan	39,030	390	165,487	—	—	—	—	165,877
Dividend to parent as part of the recapitalization of related party debt to common shares	—	—	39,351	(39,351)	—	—	—	—
Issuance of 2,000 common shares for license of the Atari name	2,000	20	8,480	—	—	—	—	8,500
Issuance of 9,821 common shares in secondary offering, net of expenses	9,821	98	34,777	—	—	—	—	34,875

Balance, March 31, 2004	121,231	$1,212	$735,964	$(625,436)	$3,323	—	$—	$115,063

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Operations and Summary of Significant Accounting Policies

     Nature of Business

          Atari, Inc., a Delaware corporation (the “Company”), is a leading worldwide developer, publisher and distributor of interactive entertainment software for use on various platforms, including personal computers (“PCs”), Sony PlayStation and PlayStation2, Microsoft Xbox and Nintendo GameCube, Game Boy and Game Boy Advance. The Company derives its revenues primarily from the sale of its created, published, licensed and purchased products to mass merchants, specialty software stores, computer superstores and distributors located throughout North America and also in various international locations.

          In May 2003, the Company changed its name to Atari, Inc. and changed its trading symbol on the NASDAQ National Market to “ATAR”. The Company obtained rights to use the Atari name through a license from Infogrames Entertainment SA, a French corporation (“IESA”) which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). The Company believes that the Atari brand, which is largely credited with launching the video game industry, continues to carry a level of respect, recognition and legacy for innovation that will enhance the Company’s reputation and improve consumer recognition of its products. As of May 2003, all of the Company’s products are published, distributed and marketed under the Atari brand.

          On November 12, 2002 (last amended May 20, 2004), the Company obtained a 30-month $50.0 million secured revolving credit facility (“Senior Credit Facility”) with General Electric Capital Corporation (“GECC”) (Note 14) which was used to fund the Company’s working capital and general corporate needs and to provide funding to related parties which are wholly-owned by IESA. IESA owns approximately 67% of the Company, after the exercise of an underwriter’s over-allotment option on October 21, 2003, directly and through its wholly-owned subsidiaries California U.S. Holdings, Inc. (“CUSH”) and Atari Interactive, Inc. (“Atari Interactive”). (See Recapitalization and Offering below.) As part of the recent amendments to the GECC Senior Credit Facility, the Company no longer provides funding to related parties, beyond amounts previously advanced without GECC’s consent.

          During September 2003, the Company entered into a series of transactions to restructure the Company’s debt and equity through a recapitalization of debt and an underwritten secondary public offering of common stock (“Offering”). In conjunction with the recapitalization of debt, the Company secured long-term rights to the Atari name (“Atari License”).

     Recapitalization

          In September 2003, the Company, IESA, and CUSH entered into an agreement (“Recapitalization Agreement”) resulting in the exchange of all of the Company’s net related party debt with IESA and certain of its wholly-owned subsidiaries totaling $165.9 million into 39,029,877 shares of the Company’s common stock immediately prior to the Offering. The conversion price was consistent with the Offering price of $4.25 per share. The converted debt consisted of the following outstanding amounts at September 18, 2003: $48.3 million of a medium-term loan, $44.8 million of a revolving credit agreement with IESA, $46.3 million of non-interest bearing subordinated convertible notes and $73.1 million of 5% subordinated convertible notes. The Recapitalization Agreement provided for an offset of previously provided advances to Atari Interactive and Atari Australia Pty. Ltd. (“Atari Australia”) of $44.7 million and $1.9 million, respectively. Accordingly, at March 31, 2004, no previously outstanding amounts remain outstanding in Advances to Related Parties, Current Portion of Related Party Medium-Term Loan, Related Party Credit Facility and Related Party Debt. However, the Company has $8.6 million in related party notes receivable outstanding at March 31, 2004, which arose after the Recapitalization and are related to certain other transactions. Such notes are permitted by the GECC Senior Credit Facility.

          In connection with the Recapitalization Agreement, the Company issued stock at a more favorable rate than was available, at the holder’s option, under the original terms of the 5% subordinated convertible notes. The incremental value of the additional stock issued was reported as a dividend to IESA for $39.4 million, which had no impact on total stockholders’ equity and has been reported as a charge in computing (loss) income attributable to common stockholders.

     Atari License

          In connection with the Recapitalization Agreement, Atari Interactive extended the term of the license under which the Company uses the Atari name to ten years expiring on December 31, 2013. The Company issued 2,000,000 shares of its common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of the Company’s net revenues during years six through ten of the extended license. The Company recorded a deferred charge of $8.5 million, which is being amortized at the rate of approximately $0.3 million per month. The monthly amortization is based on the total estimated cost to be incurred by the Company over the ten-year license period. At March 31, 2004, $3.4 million of this charge is included in Prepaid Expenses and Other Current Assets with the remaining $3.4 million, net of $1.7 million of amortization, included in Other Assets.

     Offering

          On September 24, 2003, the Company offered to the public 9,820,588 new shares of the Company’s common stock at an offering price of $4.25 per share. The net proceeds to the Company after all costs were $34.9 million. The Company used $3.9 million of the net proceeds to repay indebtedness outstanding under its credit facility with GECC. The remaining proceeds were used to pay costs of developing video game software and to meet general working capital needs.

          Additionally, on September 24, 2003, IESA sold 17,179,412 shares of the Company’s common stock as part of the Offering. The Company did not receive any proceeds from the sale of IESA’s common stock in the Company. Finally, on October 21, 2003, the underwriters exercised their over-allotment option, purchasing 3,855,400 shares at a purchase price of $4.25 per share. The option shares were purchased from IESA, reducing IESA’s direct and indirect ownership to approximately 67% of the Company. The Company did not receive any of the proceeds from the exercise of the over-allotment option.

     Change in Fiscal Year-end

          Effective March 28, 2003, the Company changed its fiscal year-end from June 30 to March 31. Accordingly, the audited fiscal period ended March 31, 2003, represents nine months of operations and the audited fiscal period ended March 31, 2004, represents twelve months of operations.

     Unaudited Consolidated Financial Statements

          The unaudited consolidated financial statements and related notes for the nine months ended March 31, 2002 and the year ended March 31, 2003 have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. These financial statements are presented for comparative purposes.

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

     Cash

          Cash consists of cash in banks and highly liquid short-term investments with original maturities of three months or less at the date acquired.

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

     Goodwill and Other Intangible Assets

          On June 30, 2001, the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 eliminates goodwill amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so. Intangible assets with finite lives are amortized over their useful lives. The Company adopted SFAS No. 142 effective July 1, 2001. Such adoption did not result in an impairment of goodwill, based on an assessment of fair value performed by an independent appraisal company. As of March 31, 2004, the Company has performed its annual fair-value based assessment which did not result in any impairment of goodwill and intangibles. However, future changes in the facts and circumstances relating to the Company’s goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

          Other intangible assets approximate $2.1 million and $1.4 million, net of accumulated amortization of $0.6 million and $1.3 million at March 31, 2003 and March 31, 2004, respectively.

     Fair Values of Financial Instruments

          SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party credit facilities, related party notes receivable, and amounts due to and from related parties are reflected in the consolidated financial statements at fair value due to the short-term maturity and the denomination in US dollars of these instruments.

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

     Research and Development Costs

          Research and development costs related to the design, development and testing of new software products are charged to expense as incurred. Research and development costs principally include payments for royalty advances (“Milestone Payments”) to third-party developers for products that are currently in development.

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

     Advertising Expenses

          Advertising costs are expensed as incurred. Advertising expenses for the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004 amounted to approximately $34.2 million, $29.8 million, $44.9 million, $55.9 million, and $53.6 million, respectively.

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

     Foreign Currency

          Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Cumulative translation adjustments have been reported as a component of accumulated other comprehensive income.

     Foreign Exchange Gains (Losses)

          Foreign exchange gains or losses arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency. For the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited) and 2003, foreign exchange gains (losses) were nominal. For the years ended March 31, 2003 (unaudited) and 2004, foreign exchange losses were $0.1 million and $0.3 million, respectively.

     Shipping, Handling and Warehousing Costs

          Shipping, handling and warehousing costs incurred to move product to the customer are charged to selling and distribution expense. For the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004, these charges were approximately $17.7 million, $15.8 million $13.2 million, $17.6 million, and $14.0 million, respectively.

     (Loss) Income Per Share Attributable to Common Stockholders

          Basic (loss) income per share attributable to common stockholders is computed by dividing loss or income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share attributable to common stockholders reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, and warrants using the treasury stock method and other convertible securities. The following is an analysis of the difference between the shares used in basic and diluted (loss) income per share attributable to common stockholders (in thousands, except per share data):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Net (loss) income	$(10,930)	$(10,221)	$18,070	$17,360	$766
Dividend to parent	—	—	—	—	(39,351)

(Loss) income attributable to common stockholders	$(10,930)	$(10,221)	$18,070	$17,360	$(38,585)

Basic weighted average shares outstanding	69,722	69,686	69,878	69,864	96,990
Dilutive effect of stock options and warrants	—	—	177	194	—

Diluted weighted average shares outstanding	69,722	69,686	70,055	70,058	96,990

Basic and diluted (loss) income per share attributable to common stockholders	$(0.16)	$(0.15)	$0.26	$0.25	$(0.40)

The number of anti-dilutive shares that were excluded from the diluted earnings per share calculation for the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004 were approximately 16,200,000, 16,100,000, 16,100,000, 16,000,000, and 11,800,000, respectively, from convertible debt, outstanding for only a portion of the year ended March 31, 2004, and stock options and warrants in which the exercise price is greater than the average market price of the common shares during the respective periods.

     Stock-Based Compensation

          The Company accounts for its employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Any equity instruments issued to other than employees for acquiring goods and services are accounted for using the fair value at the date of grant.

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

          At March 31, 2004, the Company had three stock option plans, which are described more fully in Note 11. No compensation cost is reflected in net (loss) income, as all options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net (loss) income and (loss) income per share attributable to common stockholders if the Company had applied the fair value recognition provisions of the FASB Statement No. 148, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Net (loss) income
As reported	$(10,930)	$(10,221)	$18,070	$17,360	$766
Less: Fair value of stock-based employee compensation expense, net of related tax effects	6,002	4,460	4,198	5,737	5,962

Pro forma net (loss) income	(16,932)	(14,681)	13,872	11,623	(5,196)
Dividend to parent	—	—	—	—	(39,351)

Pro forma (loss) income attributable to common stockholders	$(16,932)	$(14,681)	$13,872	$11,623	$(44,547)

Basic and diluted (loss) income per share attributable to common stockholders
As reported	$(0.16)	$(0.15)	$0.26	$0.25	$(0.40)
Pro forma basic and diluted (loss) income per share attributable to common stockholders	$(0.24)	$(0.21)	$0.20	$0.17	$(0.46)

          The fair market value of options granted under the stock option plans during the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Dividend yield	0%	0%	0%	0%	0%
Anticipated volatility	95%	95%	116%	116%	120%
Weighted average risk-free interest rate	4.51%	4.51%	2.60%	2.60%	2.44%
Expected lives	4 years	4 years	4 years	4 years	4 years

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

          In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion. In particular, the Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of the term “underlying” to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments as defined in SFAS No. 149. Accordingly, this pronouncement is currently not applicable to the Company.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new principle did not have a material impact on the Company’s financial condition or results of operations.

Note 2 – Acquisition of Shiny Entertainment, Inc.

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

          The purchase price paid by the Company for the shares of Shiny consisted of (i) $31.0 million in cash at closing, (ii) the issuance of short-term promissory notes for an aggregate principal face amount of $16.2 million payable by the Company in installments through July 31, 2002, (iii) $2.0 million paid to third-party licensors, (iv) assumption of employee stock options granted to purchase shares of Shiny valued at $0.7 million and (v) approximately $0.9 million in professional and legal costs. The Company financed the purchase with borrowings from IESA, under a medium-term loan, which guaranteed repayments of the short-term promissory notes. As of March 31, 2004, no amount remained outstanding under the medium-term loan which was converted as part of the Recapitalization Agreement (Note 1).

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

          The following unaudited consolidated pro forma results of operations of the Company for the year ended June 30, 2002 and the nine months ended March 31, 2002 give effect to the Shiny acquisition as if it had occurred on July 1, 2000. (in thousands, except per share data)

		Nine Months
	Year Ended	Ended
	June 30,	March 31,
	2002	2002
Net revenues	$419,364	$289,761
Loss before income taxes	(14,615)	(22,162)
Net loss	(11,279)	(17,148)
Loss attributable to common stockholders	(11,279)	(17,148)
Basic and diluted loss per share attributable to common stockholders	$(0.16)	$(0.25)

In December 2002, Shiny was merged into the Company and now exists as a division of the Company.

Note 3 – Receivables

Receivables consist of the following (in thousands):

	March 31,	March 31,
	2003	2004
Trade accounts receivable	$87,372	$73,986
Less: Allowances for bad debts, returns, price protection and other customer promotional programs	(40,319)	(36,279)

	$47,053	$37,707

Note 4 – Inventories, net

Inventories consist of the following (in thousands):

	March 31,	March 31,
	2003	2004
Finished goods	$38,721	$26,790
Return inventory	2,786	1,964
Raw materials	1,223	911

	42,730	29,665
Less: Obsolescence reserve	(4,903)	(2,145)

	$37,827	$27,520

Note 5 – Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	March 31,
	2003	2004
Licenses short-term	$9,016	$3,146
Atari name license	—	3,350
Royalty receivables	1,550	1,208
Prepaid insurance	1,281	1,094
Deferred financing fees	1,647	694
Other prepaid expenses and current assets	3,464	2,973

	$16,958	$12,465

Note 6 – Oddworld Inhabitants, Inc.

          In 1996, the Company invested approximately $7.1 million in convertible preferred stock of Oddworld Inhabitants, Inc. (“Oddworld”), a privately-held developer of entertainment software, which was convertible into 50.0% of the common equity. In the quarter ended June 30, 2002, the Company recorded an impairment charge of approximately $3.6 million, included in other (expense) income, in the investment in Oddworld, decreasing the investment to $3.5 million and representing the difference between the estimated fair market value of the investment and its carrying value.

          During the quarter ended December 31, 2003, the Company and Oddworld entered into a Settlement and Release Agreement (“Oddworld Agreement”), which provided for the exchange of the Company’s licensed publishing rights and the remaining $3.5 million preferred stock investment in the developer, in return for a release of Oddworld’s interest in $1.8 million in publishing royalties previously advanced to the Company by Microsoft Corporation (“Microsoft”).

          As part of the transaction, the Company amended its existing Microsoft/Oddworld License Agreement, which, among other things, provides that the Company retain, without any ongoing obligations, $3.5 million of non-refundable publishing royalties previously advanced by Microsoft. The foregoing transactions resulted in the recognition of $3.5 million of royalties (included in net revenues) which were previously deferred and an impairment charge on the disposition of the Company’s preferred stock investment in Oddworld of $1.7 million, which is included in other (expense) income. As of March 31, 2004, there is no remaining investment in Oddworld.

Note 7 – Property and Equipment, net

          Property and equipment consists of the following (in thousands):

	March 31,	March 31,
	2003	2004
Computer equipment	$20,815	$20,794
Machinery and equipment	289	305
Capitalized computer software	13,267	14,995
Furniture and fixtures	5,227	5,377
Leasehold improvements	6,605	7,628

	46,203	49,099
Less: accumulated depreciation	(31,476)	(35,832)

	$14,727	$13,267

          Depreciation expense for the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004, amounted to approximately $5.5 million, $3.5 million, $5.3 million, $7.2 million, and $6.7 million, respectively.

Note 8 – Accrued Liabilities

          Accrued liabilities consist of the following (in thousands):

	March 31,	March, 31
	2003	2004
Accrued salary and related costs	$9,092	$4,579
Accrued advertising	2,285	3,036
Accrued distribution services	8,134	1,848
Accrued third-party development expenses	4,286	1,491
Accrued professional fees and other services	1,773	1,295
Accrued freight and processing fees	1,306	989
Other	4,996	2,648

	$31,872	$15,886

Note 9 – Income Taxes

          The components of the (benefit from) provision for income taxes are as follows (in thousands):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Federal:
Current	$(5,023)	$(4,998)	$43	$27	$(2,074)

	(5,023)	(4,998)	43	27	(2,074)

State and local:
Current	—	—	463	453	(422)

	—	—	463	453	(422)

Foreign:
Current	501	—	—	—	(423)
Deferred	1,186	(16)	(101)	1,603	—

	1,687	(16)	(101)	1,603	(423)

(Benefit from) provision for income taxes	$(3,336)	$(5,014)	$405	$2,083	$(2,919)

          During the year ended June 30, 2002, the Company received a tax benefit of $5.0 million based on a provision contained in The Job Creation and Worker Assistance Act of 2002, which changed the allowable carryback period for net operating losses from two years to five years. This provision enabled the Company to carryback its June 30, 2001 loss and recover taxes paid in 1996.

          During the nine months ended March 31, 2003, the Company recorded federal and state alternative minimum tax provisions of approximately $1.0 million. This provision is offset by $0.5 million in federal income tax benefits resulting from loss carryback refund claims filed in the current period with respect to the Company’s fiscal 2002 federal income tax return and an amended 2001 federal income tax return.

          During the year ended March 31, 2004, the Company recorded a tax benefit of approximately $2.9 million, which resulted primarily from a June 30, 2001 amended federal tax return to recover taxes paid in 1996 and refunds of estimated state tax payments made during the tax year ended June 30, 2003.

          A reconciliation of the (benefit from) provision for income taxes computed at the Federal statutory rate to the reported (benefit from) provision for income taxes is as follows (in thousands):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
(Benefit from) provision for income taxes computed at Federal statutory rate	$(4,993)	$(6,543)	$6,434	$6,805	$(754)
(Benefit) expense from income taxes resulting from:
State and local taxes, net of Federal tax effect	(556)	(761)	793	1,064	258
Domestic income tax expense (benefit) in excess of foreign tax	4,277	(3,068)	2,496	4,638	514
Other, net	475	492	233	286	(55)
(Decrease) increase to deferred tax asset valuation allowance	(2,539)	4,866	(9,551)	(10,710)	(2,882)

(Benefit from) provision for income taxes	$(3,336)	$(5,014)	$405	$2,083	$(2,919)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax asset are as follows (in thousands):

	March 31,	March 31,
	2003	2004
Deferred tax asset:
Inventory valuation	$2,010	$879
Deferred income	3,026	874
Tax loss carryforwards	162,701	175,825
Restructuring reserve	730	—
Alternative minimum tax carryforward credit	505	330
Allowances for bad debts, returns, price protection and other customer promotional programs	10,397	7,244
Depreciation	(1,077)	(1,174)
Related party interest to IESA	7,361	—
In process research and development	2,832	2,630
Other	2,299	1,294

	190,784	187,902
Less valuation allowance	(190,784)	(187,902)

Net deferred tax asset	$—	$—

          As of March 31, 2004, the Company has combined net operating loss carryforwards of approximately $464.9 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2024. The Company experienced an ownership change in 1999 as a result of its acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million).

          A full valuation allowance has been recorded against the net deferred tax asset based on historical information that such an asset will not be realized; however management reviews the asset quarterly to ensure the valuation allowance is proper. As of March 31, 2004, there were no undistributed earnings for the Company’s 100% owned foreign subsidiaries.

Note 10 – Stockholders’ Equity (Deficit)

          As of March 31, 2003, and March 31, 2004, the Company had warrants, excluding warrants related to the purchase of the Company by IESA, outstanding to purchase an aggregate of approximately 397,172, and 271,889 shares, respectively, of the Company’s common stock.

          On October 19, 2001, approximately 235,000 shares of treasury stock were issued to a developer in lieu of cash payments for royalties due. Such amount approximated $0.9 million.

          On April 30, 2002, in connection with the acquisition of the shares of Shiny, the Company assumed all of the options granted to purchase shares of common stock of Shiny under Shiny’s 1995 Stock Incentive Plan. Such options were converted into options to purchase an aggregate of approximately 240,000 shares of the Company’s common stock. Such options are valued at approximately $0.7 million at the acquisition date.

          In September 2003, the Company entered into a Recapitalization Agreement resulting in the exchange of all of the Company’s net related party debt with IESA and certain of its subsidiaries, totaling $165.9 million into 39,029,887 shares of the Company’s common stock. Additionally, on September 24, 2003, the Company offered to the public 9,820,588 new shares of the Company’s common stock at an offering price of $4.25 per share. The net proceeds after all costs were $34.9 million. Additionally, in connection with the Recapitalization, the Company issued 2,000,000 shares of its common stock to Atari Interactive in order to extend the term of the license under which the Company uses the Atari name to ten years expiring on December 31, 2013. (See Note 1, Recapitalization and Offering.)

          On October 15, 2003, approximately 280,000 shares of common stock were issued to a developer in lieu of cash payments for royalties due. Such amount approximated $1.2 million.

Note 11 – Stock Options and Employee Stock Purchase Plan

          The Company has three stock option plans which began in 1995, 1997 and 2000 (the “Plans”). The Company accounts for these Plans under the provisions of Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

          Generally, under the Plans, options are granted to employees and directors to purchase shares of the Company’s common stock at no less than the fair market value at the date of the grant, vest over a period of four or five years and are exercisable for a period of ten years from the grant date.

          An aggregate summary of the status of the Company’s Plans and changes during the periods at June 30, 2002, March 31, 2003, and March 31, 2004 are as follows:

	June 30, 2002
	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at beginning of fiscal year	6,005	$14.47
Granted	1,400	6.27
Exercised	(5)	5.03
Cancelled	(545)	21.64

Outstanding at end of fiscal year	6,855	$12.23

	March 31, 2003
	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at beginning of the nine months ended	6,855	$12.23
Granted	63	2.58
Exercised	(48)	0.34
Cancelled	(520)	16.42

Outstanding at end of nine months ended	6,350	$11.88

	March 31, 2004
	Shares	Weighted Average
	(in thousands)	Exercise Price
Outstanding at beginning of the fiscal year	6,350	$11.88
Granted	1,332	4.22
Exercised	(120)	0.61
Cancelled	(684)	11.54

Outstanding at end of fiscal year	6,878	$10.62

The following table summarizes information concerning currently outstanding and exercisable options (shares in thousands):

Range of	Number	Weighted Average Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.23-4.21	1,265	9.3	$3.84	101	$1.06
$4.30-6.25	2,838	6.7	$5.64	2,291	$5.67
$6.30-17.50	1,658	6.8	$9.69	1,172	$10.10
$19.69-97.50	1,117	3.5	$32.35	1,107	$32.22

	6,878			4,671

          As of March 31, 2004, there were approximately 6,878,000 options outstanding at prices ranging from $0.23 to $97.50, of which 4,671,000 options were exercisable at prices ranging from $0.23 to $97.50.

   Employee Stock Purchase Plan

          The Company had an employee stock purchase plan (“ESPP”) which provided employees an opportunity to purchase common stock of the Company every six months through payroll deductions. The purchase price of each share was 85% of the lower of the fair market value on the first or last day of each six-month period. Employees were allowed to purchase shares having a value not exceeding 10% of their gross compensation during a six-month period. Effective April 1, 2003, all shares of common stock reserved for issuance under the ESPP were issued and, as a result, the Company terminated the ESPP as provided for under the ESPP documents.

Note 12 – Related Party Transactions

Transactions with IESA

          As of March 31, 2003 the Company had a net payable due to IESA of $1.9 million and as of March 31, 2004 the Company had a net receivable due from IESA of $2.7 million. These balances resulted from the following transactions (in thousands):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Income (expense)
Purchase of product and other various services	$(351)	$(144)	$(113)	$(46)	$(54)
Sale of product and services	—	—	4	4	59
Management fees (1)	(3,081)	(2,304)	(2,346)	(2,344)	(3,000)
Interest expense and facility fees (2)	(3,542)	(1,502)	(3,945)	(5,985)	(2,143)
Interest expense on 5% subordinated convertible note (3)	(3,334)	(2,487)	(2,614)	(3,460)	(1,680)
Interest expense on non-interest bearing subordinated convertible notes (4)	(1,435)	(718)	(2,153)	(2,870)	(1,339)
Royalty expense (5)	(4,612)	(3,532)	(4,067)	(5,147)	(552)
Royalty income (6)	4,678	3,158	18,807	20,412	28,814

Net (expense) income	$(11,677)	$(7,529)	$3,573	$564	$20,105

(1) IESA charges the Company monthly management fees for various global management and systems support.

(2) IESA charged the Company monthly interest and fees for the amount outstanding on the related party credit facilities and the medium-term loan. The interest rate was LIBOR plus 2.5% for the related party credit facility and LIBOR plus 2.75% for the medium-term loan. (See Note 1, Recapitalization and Note 14, Debt.)

(3) IESA charged the Company monthly interest for the amount outstanding on its long term related party 5.0% subordinated convertible note. The 5.0% subordinated convertible note was terminated as part of the Company’s September 2003 Recapitalization. (See Note 1, Recapitalization.)

(4) On December 28, 2001, IESA assumed from General Atlantic Partners, LLC (“GAP”) the $50.0 million principal amount of non-interest bearing subordinated convertible notes (the “GAP 0% Notes”) in exchange for IESA shares of common stock. IESA did not change any of the terms of the former GAP 0% Notes as they relate to the Company. Interest on these notes was being accreted at the rate of 7% and had a redemption value of $50.0 million at maturity. The GAP 0% notes were terminated as part of the Company’s September 2003 Recapitalization. (See Note 1, Recapitalization.)

(5) The Company and IESA entered into a distribution agreement, which provides for the distribution by the Company of IESA’s (or any of its subsidiaries’) products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay IESA either 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. The Company recognizes this amount as royalty expense as part of cost of goods sold.

(6) The distribution agreement with IESA also includes distribution rights by IESA for the Company’s products across Europe, Asia, and certain other regions pursuant to which IESA will pay the Company 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. The Company recognizes this amount as royalty income as part of net revenues.

•	IESA stock options granted

          On November 7, 2002, IESA granted stock options of approximately 510,000 shares to the senior management of the Company. All options granted were at fair market value at the date of the grant and have a vesting period of four years. IESA does not expense stock options granted to employees, therefore, no charge was recorded in the Company’s statement of operations for the nine months ended and year ended (unaudited) March 31, 2003.

•	IESA liquidity

          IESA has incurred significant losses from operations and is highly leveraged. Should IESA experience liquidity issues, among other things, this may result in its inability to fund the development efforts of Atari Interactive, and the Company’s results of operations may suffer because, as the North American distributor of the games developed by Atari Interactive, the Company’s revenue could significantly decrease. Such a reduction of the Company’s revenues, among other things, could result in a breach of one or more of the covenants contained in the Company’s GECC Senior Credit Facility. In the event any of the above contingencies occur, the Company is prepared to take various actions which may include, but not be limited to, a reduction in the Company’s expenditures for internal and external new product development and a reduction in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of the Company’s operations.

Transactions with Atari Interactive (formerly known as Infogrames Interactive, Inc. and Hasbro Interactive, Inc.), a wholly-owned subsidiary of IESA

          As of March 31, 2003 and March 31, 2004, the Company had a net payable due to Atari Interactive of $3.1 million and $3.2 million, respectively. These balances resulted primarily from the following transactions (in thousands):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Income (expense)
Interest income on related party advances (1)	$—	$—	$398	$398	$1,065
Rent expense (2)	—	—	(405)	(405)	(612)
(Purchase) sale of services (3)	(4)	—	—	(6)	1,234
Royalty expense (4)	(38,364)	(32,682)	(24,263)	(29,945)	(24,064)
Management fees and other support (5)	3,000	2,250	2,250	3,000	3,000
Gain on sale of development project (6)	—	—	—	—	3,744

Net expense	$(35,368)	$(30,432)	$(22,020)	$(26,958)	$(15,633)

(1) Advances made to Atari Interactive, allowed through the GECC Senior Credit Facility (Note 14), bore interest at prime plus 150 basis points and was to be repaid from distribution royalties owed by the Company to Atari Interactive in the ordinary course of operations (see Advances to Related Parties below).

(2) The Company entered into a sub-lease agreement with Atari Interactive through June 30, 2007. The rented space serves as the principal executive and administrative offices of the Company’s Beverly Studio located in Beverly, Massachusetts (see Sale-Leaseback below). The Company incurs rent expense of approximately $0.1 million per month for this space.

(3) The Company recorded income from the sale of services primarily for quality and assurance testing of products in development.

(4) The Company has a distribution arrangement with Atari Interactive. The Company must pay a royalty of either 30.0% of its gross profit or 130.0% of the royalty rate due to the developer, whichever is greater, for all Atari Interactive products distributed by the Company. In the fourth quarter of 2002, the Company and Atari Interactive agreed to adjust the base sales upon which the royalty is calculated. Accordingly, the Company reduced accrued and unpaid royalties due to Atari Interactive by approximately $2.0 million.

(5) The Company charges management fees to Atari Interactive primarily for legal, financial, information systems and human resource management.

(6) During the third quarter of fiscal 2004, the Company sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The project involved a license owned by Atari Interactive for which development rights were transferred to the Company in the fourth quarter of fiscal 2003 at no cost to the Company. Management believes that the value of the development rights was minimal at the time of the transfer. The sales price to Atari Interactive was equal to the development costs incurred by the Company which were expensed during the period of development, principally in the first six months of fiscal 2004. The sale was initiated as a result of concerns expressed by the original third party licensor relating to the Company’s development efforts (see Related Party Notes Receivable below).

•	Sale-Leaseback

          In July 2002, the Company negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, the Company guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. The Company also received indemnification from IESA from any costs, if any, that may be incurred by the Company as a result of the full guaranty.

          The Company received a $1.3 million payment for its efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third-party broker’s commission, was recognized during the nine months ended March 31, 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the year ended March 31, 2004, approximately $0.1 million of income was recognized. As of March 31, 2003 and March 31, 2004, the remaining balances of approximately $0.7 million and $0.6 million, respectively, are deferred and are being recognized over the life of the sub-lease.

•	Settlement of customer returns, price concessions and other allowances

          Customers of Atari Interactive, who are current customers of the Company, reduced payments of receivables on current invoices of the Company for returns, price concessions and other allowances. These deductions related to pre-acquisition sales of Atari Interactive. Accordingly, the Company, IESA and Atari Interactive agreed to a settlement reimbursing the Company an aggregate of approximately $6.7 million for these deductions for the year ended June 30, 2002 and the nine months ended March 31, 2002 (unaudited). No amounts were outstanding for these items at March 31, 2003. During fiscal 2004, a customer made a deduction of $2.6 million which remained outstanding and is payable to the Company in the form of an interest bearing note (see Related Party Notes Receivable below).

•	Milestone payments advanced

Advances were as follows (in thousands):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Advances for milestone payments (1)	$1,354	$—	$534	$1,888	$1,379

(1) The Company has advanced, on behalf of Atari Interactive, funds to third-party developers for the development of properties owned and managed by Atari Interactive. The amount outstanding for these items at March 31, 2004 is payable in the form of an interest-bearing note (see Related Party Notes Receivable below).

•	Warrants issued in relation to Atari Interactive

          On November 18, 2002, 24,999 warrants of the Company stock were issued to a third-party developer to enhance a development agreement between the developer and Atari Interactive. The warrants were valued using the Black-Scholes model for approximately $0.1 million. These expenses remained outstanding at March 31, 2003. As of March 31, 2004, no balance remains outstanding. Atari Interactive reimbursed the Company for expenses incurred related to the issuance of these warrants.

Transactions with Atari Australia, a wholly-owned subsidiary of IESA

          As of March 31, 2003 and March 31, 2004, the Company had a net receivable due from Atari Australia of $0.4 million and $0.3 million, respectively. These balances resulted from the following transactions (in thousands):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Income (expense)
Management fees (1)	$315	$283	$204	$224	$211
Distribution income (2)	5,460	4,164	—	—	—
Distribution expense (2)	(4,374)	(3,703)	—	—	—
Royalty income (3)	—	—	—	—	36
Purchase of other support services	—	—	(45)	—	—
Sale of product and other support services	—	—	640	630	874

Net income	$1,401	$744	$799	$854	$1,121

(1) Effective August 25, 2000, the Company began charging Atari Australia yearly management fees primarily for the management and maintenance of information systems.

(2) During the year ended June 30, 2002 and the nine months ended March 31, 2002, the Company’s Australian operations used the distribution facilities of Atari Australia who distributed product on behalf of the Company, recording distribution revenue and related distribution expenses. During the nine months ended March 31, 2003, the activity between the Company’s Australian operations and Atari Australia ceased. As part of the Recapitalization Agreement, IESA and the Company agreed to offset the receivable balance owed by Atari Australia against amounts due under the related party debt. (See Note 1, Recapitalization.)

(3) The Company and IESA entered into a distribution agreement, which provides for the distribution by the Company of IESA’s (or any of its subsidiaries’) products in the United States, Canada and their territories and possessions, pursuant to which the Company will pay IESA either 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. The Company recognizes this amount as royalty expense as part of cost of goods sold. The distribution agreement with IESA also includes distribution rights by IESA for the Company’s products across Europe, Asia, and certain other regions pursuant to which IESA will pay the Company 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. The Company recognizes this as royalty income as part of net revenues.

Transactions with Paradigm Entertainment Inc. (“Paradigm”), a wholly-owned subsidiary of IESA

          As of March 31, 2003, the Company had a net payable due to Paradigm of $4.3 million. As of March 31, 2004, the Company’s related party balances with Paradigm were netted, creating a short term note receivable (see below). The related party balances primarily resulted from the transactions discussed below.

•	Purchase of services and advances to fund expenses

          Paradigm, a wholly-owned subsidiary of IESA, is a product developer located in the United States. Paradigm performs such services as program development and design for the Company. Service fees provided and charged to the Company are as follows (in thousands):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Development expenses	$7,406	$5,405	$7,133	$9,135	$10,099

          Additionally, since July 1, 2001, the Company has advanced funds in payment of certain Paradigm expenses. As of March 31, 2003, $1.0 million of such payments were reported in due to related parties. Additionally, as of March 31, 2003, $1.5 million of cash was transferred to the Company from Paradigm and was included in due to related parties. As of March 31, 2004, the Company had a receivable due from Paradigm of $2.5 million for funds advanced to Paradigm and $1.7 million outstanding of development expenses charged to the Company by Paradigm, which were netted and included in a short term note receivable (see below).

Transactions with other related parties wholly-owned by IESA

          The net related party balances with other IESA subsidiaries are as follows (in thousands):

	March 31, 2003	March 31, 2004
Receivable (payable)
Atari Melbourne House Pty Ltd	$(18)	$(42)
Atari Studio Asia Pty Ltd	(44)	—
Atari Studio Ltd	(9)	(10)
Eden Studio SAS	—	(606)
Atari Asia Pacific Pty Ltd	53	24
Atari United Kingdom Ltd	(1,342)	(1,800)
Atari Japan	8	(20)

Net payable	$(1,352)	$(2,454)

          The following transactions occurred with the Company and other related parties wholly-owned by IESA (in thousands):

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Income (expense)
Development expense (1):
Atari Melbourne House Pty Ltd	$(256)	$(1)	$(81)	$(112)	$(307)
Atari Studio Asia Pty Ltd	—	—	(694)	(694)	(84)
Atari Studio Ltd	—	—	(756)	(747)	—
Eden Studio	—	—	—	—	(611)
Sale of product:
Atari Asia Pacific Pty Ltd	457	170	141	428	163

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Atari United Kingdom Ltd	73	73	55	55	—
Purchase of product/services:
Atari United Kingdom Ltd	(54)	(52)	—	—	—
Royalty expense (2):
Atari Japan	—	—	—	—	(373)
Miscellaneous sale of product and services, net – other (3)	80	(29)	(398)	(412)	190

Net income (expense)	$300	$161	$(1,733)	$(1,482)	$(1,022)

(1) Atari Melbourne House Pty Ltd, Atari Studio Asia Pty Ltd, Atari Studio Ltd, and Eden Studios, wholly-owned subsidiaries of IESA, develop product for the Company. The subsidiaries provide services such as product development, design, and testing for the Company.

(2) As a part of the Company’s distribution agreement with IESA, the Company must pay a royalty of either 30.0% of its gross profit or 130.0% of the royalty rate due to the developer, whichever is greater, for all Atari Japan products distributed by the Company.

(3) The Company has entered into various nominal transactions with certain other IESA subsidiaries located in North America, Europe, Asia, and certain other regions. As of March 31, 2003 and March 31, 2004, the Company had aggregate net receivables from these subsidiaries of $0.2 million in each period.

Related Party Notes Receivable

          Related party notes receivable consist of the following amounts (in thousands):

	March 31, 2003	March 31, 2004
Development rights and advances – Atari Interactive (1)	$—	$5,122
Customer deductions – Atari Interactive (2)	—	2,620
Loans – Paradigm (3)	—	829

Total related party notes receivable (4)	$—	$8,571

(1) At March 31, 2004, a short term note receivable from Atari Interactive results from the sale of certain development rights for $3.7 million and milestone advances made on behalf of Atari Interactive of $1.4 million. This note is payable at the earlier of the release of the development project to the public or December 31, 2004. The note bears interest at a rate of prime plus 1.25%.

(2) At March 31, 2004, a short term note receivable was issued for amounts outstanding for deductions taken by a current customer of the Company which related to preacquisition sales of Atari Interactive. This note is payable on September 30, 2004. The note bears interest at a rate of prime plus 1.25%.

(3) At March 31, 2004, the Company obtained a short term note receivable with Paradigm, bearing interest at a rate of prime plus 1.25%. The note receivable is for net advances made to Paradigm which are outstanding as of March 31, 2004. The note is due on September 30, 2004.

(4) As security for the related party notes receivable, Atari Interactive has agreed to not transfer, assign, sell, pledge or otherwise dispose of or encumber the 2,000,000 shares of the Company’s common stock given to Atari Interactive as part of the Atari License. (See Note 1, Atari License.) The Company has the right to receive the 2,000,000 shares or the proceeds of sales of such shares in the event Atari Interactive or Paradigm default on the related party notes receivable or payment is not made timely at maturity. Additionally, as part of the latest GECC Senior Credit Facility amendment dated May 20, 2004, such notes have been provided to GECC as additional security.

Advances to Related Parties

          Advances to related parties consist of the following amounts (in thousands):

	March 31, 2003	March 31, 2004
Atari Interactive	$30,495	$—
Atari Australia	1,689	—

Total advances to related parties	$32,184	$—

          The GECC Senior Credit Facility (Note 14) originally allowed the Company to make advances to Atari Interactive through related party loans. These loans bore interest at prime plus 150 basis points and, prior to the Recapitalization Agreement, was payable from distribution royalties owed by the Company to Atari Interactive in the ordinary course of operations. Additionally, normal trade activities with Atari Interactive were netted against the loan balance outstanding when the invoices became due (generally in 45 days). At March 31, 2003, loans due from Atari Interactive were $30.5 million.

          On July 3, 2003, the Company entered into an offset agreement with Atari Interactive and IESA. The agreement provides that on the date of termination of the Senior Credit Facility with GECC (Note 14), the Company may offset any amount outstanding from Atari Interactive for advances, loans and current accounts receivable against amounts due under the revolving credit agreement with IESA (“Credit Agreement”).

          On July 3, 2003, the Company, Atari Australia and IESA entered into an offset agreement, the effect of which provides the Company with the ability to offset approximately $1.7 million, the amount owed to the Company as of March 31, 2003, or any portion of that amount outstanding, if any, on July 3, 2005, against amounts owed under the Credit Agreement with IESA.

          As part of the Recapitalization Agreement, Atari Interactive, Atari Australia, IESA and the Company agreed to offset the amount due from Atari Interactive for advances, loans and current accounts receivable and the outstanding receivable balance owed from Atari Australia against amounts due under the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes to IESA. During the first half of the year ended March 31, 2004, the Company advanced additional funds of $14.2 million to Atari Interactive and Atari Australia through intercompany loans. As of September 18, 2003, the Company had approximately $44.7 million due from Atari Interactive and $1.9 million outstanding from Atari Australia that was offset against the outstanding balance of the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes. (See Note 1, Recapitalization.) Accordingly, at March 31, 2004, no amounts remain outstanding in advances to related parties that are not evidenced by related party notes receivable approved by GECC. The amended GECC Senior Credit Facility no longer permits funding to related parties beyond amounts previously advanced without GECC’s consent.

          For the year ended March 31, 2004, the Company recognized interest income on the advances of approximately $1.1 million, of which no amount remained outstanding at March 31, 2004.

Transactions with current and former Officers

Employment Agreement with Harry M. Rubin

          The Company and Harry M. Rubin entered into an employment agreement (the “Rubin Employment Agreement”), which is effective as of June 1, 2002. The Term of the Rubin Employment Agreement will continue through May 31, 2007, and may be extended for five additional years under terms that are identical to those contained in the Rubin Employment Agreement.

          Under the Rubin Employment Agreement, Mr. Rubin receives an annual salary of $0.4 million retroactive to January 1, 2002, and is eligible to receive an annual increase in the base salary of five percent. Additionally, Mr. Rubin is eligible to receive an annual bonus of up to 50.0% of his base salary and receives a car allowance of $3,000 per month.

Humongous Loan

          The Company extended a demand promissory note to the former President of Humongous Entertainment, a division of the Company. The note bears interest at a rate of 8.75% per annum and is secured by security interest in all shares of common stock of the Company owned beneficially by such individual. The balance outstanding, including interest, at March 31, 2000 was approximately $2.5 million. During June 2000, the Company exchanged the shares owned by the former President and reduced the amount outstanding to approximately $1.5 million. As part of the exchange, the Company negotiated a repayment schedule for this outstanding loan which provided for a first installment of approximately $37,000 to be paid on July 1, 2001. During the year ended June 30, 2001, the Company recorded a reserve against this loan of approximately $0.7 million. Payment of the loan was not received and the Company pursued collection of the outstanding loan by exploring various legal remedies which it had available. After further negotiations during the year ended June 30, 2002, the amount outstanding was reduced to $0.8 million with the remaining balance forgiven by the Company, resulting in a nominal charge to operations. Payments were received during February and April of 2002 for a total of $0.8 million. As of March 31, 2003 and March 31, 2004, there were no amounts due the Company in connection with this loan.

Note 13 – Leases

          The Company accounts for its leases as operating leases, with expiration dates ranging from 2005 through 2012. Future minimum annual rental payments under the leases, including the related party sub-lease with Atari Interactive, are as follows for the fiscal years then ended (in thousands):

2005	$5,869
2006	5,283
2007	4,026
2008	2,068
2009	870
Thereafter	1,692

$19,808

          Total rent expense charged to operations for the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004, amounted to approximately $4.5 million, $3.7 million, $4.2 million, $5.6 million, and $6.5 million, respectively.

Note 14 – Debt

Credit Facilities

          GECC Senior Credit Facility

          On November 12, 2002 (last amended May 20, 2004), the Company obtained a 30-month $50.0 million Senior Credit Facility with GECC, to fund the Company’s working capital and general corporate needs, as well as to fund advances to Paradigm and Atari Interactive, each a related party (Note 12). Loans under the Senior Credit Facility were based on a borrowing base comprised of the value of the Company’s accounts receivable and short term marketable securities. The Senior Credit Facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility was payable monthly and the Company paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contains certain financial covenants and named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the Senior Credit Facility are secured by the Company’s assets. There were no borrowings outstanding but $0.4 million of letters of credit were outstanding as of March 31, 2004 under the Senior Credit Facility. As of March 31, 2004, accrued interest of approximately $0.2 million was included in accrued liabilities and the Company was in compliance with all financial covenants.

          Under an amendment to the Senior Credit Facility, dated December 23, 2003, Atari Interactive and Paradigm have been removed as guarantors. Furthermore, under the amendment, the Company is no longer permitted to fund advances to Atari Interactive and Paradigm unless otherwise approved by GECC. All outstanding related party notes receivable have been approved.

          BNP Paribas Credit Facility

          In connection with the September 2000 merger with Infogrames North America, Inc. (“INA”), a wholly-owned subsidiary of its majority shareholder IESA, (the “INA Merger”), the Company assumed a $35.0 million revolving credit facility (the “BNP Credit Facility”) with BNP Paribas (“BNP”), which was to mature on September 17, 2001 and subsequently extended until November 30, 2001. On November 30, 2001, the facility was extended to May 31, 2002, with an amendment reducing the amount available in the facility by $5.0 million a month beginning February 1, 2002 and maturing August 31, 2002. The amended facility charged interest at a rate equal to the lender’s cost of funds plus 1.5% on domestic term loans and at LIBOR plus 1.5% on Eurodollar term loans, payable at maturity. The Company had $15.0 million outstanding under this facility at June 30, 2002 and paid the balance of principal and interest in full on August 30, 2002.

IESA credit facilities and debt with the Company

          Credit Agreement

          The Company maintained a Credit Agreement which provided for an aggregate commitment of $75.0 million which bore interest at LIBOR plus 2.5%. Effective December 31, 2002, the maturity date of the Credit Agreement was extended to April 1, 2004. This agreement required that the Company comply with certain financial covenants and, among other items, restricted capital expenditures. As of September 30, 2003, all outstanding borrowings were exchanged for 10,541,105 newly issued common shares under the terms of the Recapitalization Agreement. As of March 31, 2004, no accrued interest or fees remain outstanding. (See Note 1, Recapitalization.)

          Medium-Term Loan

          In connection with the Shiny Acquisition (Note 2), the Company obtained a $50.0 million medium-term loan from IESA. Interest was based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum was based on the aggregate amount of the facility less outstanding loans. As of September 30, 2003, all outstanding borrowings have been exchanged for 11,359,319 newly issued common shares under the terms of the Recapitalization Agreement. Additionally, as of March 31, 2004, no accrued interest remains outstanding. (See Note 1, Recapitalization.)

Long-Term Related Party Debt

          0% Notes

          In conjunction with the 1999 purchase of the Company by IESA, the Company issued to GAP the 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of the Company. The 0% Notes were to mature in December 2004 and had a redemption value of $50.0 million at maturity. In lieu of payment at maturity, the 0% Notes were convertible at any time, at the holder’s option, into shares of the Company’s common stock at $20.00 per share. On December 28, 2001, IESA assumed the 0% Notes from GAP in exchange for shares of IESA common stock. IESA did not change any of the terms of the 0% Notes (renamed the “IESA 0% subordinate convertible note”) as they relate to the Company. Interest on the IESA 0% subordinate convertible note was accreted at the rate of 7% per annum.

          Under the terms of the September 4, 2003 Recapitalization Agreement, the IESA 0% subordinated convertible note has been fully offset against the advances to related parties (Notes 1 and 12).

          5% Notes

          In conjunction with the 1999 purchase of the Company by IESA, the Company issued to CUSH, 5% subordinated convertible notes (“5% CUSH Notes”) in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes were to mature in December 2004 and had a principal amount of $60.6 million. In lieu of payment at maturity, the 5% CUSH Notes were convertible at any time, at the holder’s option, into shares of the Company’s common stock at $9.25 per share.

          Under the terms of the September 4, 2003 Recapitalization Agreement, the 5% CUSH Notes, net of the remaining advances to related parties, have been fully converted to 17,129,453 of the Company’s newly issued common shares at a fair-market value of $4.25 per share. The common shares issued by the Company were at a more favorable rate than that available under the original terms of the 5% CUSH Notes. The resulting incremental value of the additional stock issued was recorded as a dividend to IESA of $39.4 million (Note 1 and 12).

          In September 2003, the Company expensed the full $1.3 million of remaining deferred financing fees related to the IESA 0% subordinated convertible note and the 5% CUSH Notes as a result of the Recapitalization Agreement.

Note 15 – Legal Proceedings

Litigation

          During the year ended March 31, 2004, no significant claims were asserted against or by the Company that in management’s opinion the likely resolution of which would have a material adverse affect on the Company’s liquidity, financial condition or results of operations, although the Company is involved in various legal actions arising in the ordinary course of business. The following litigation matters are still pending or were terminated during the year ended March 31, 2004. The Company continues to believe that, with respect to pending matters, the underlying complaints are without merit and intends to defend itself vigorously against these actions.

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

          An amended complaint was filed on December 3, 2002, alleging all of the foregoing against the Company, adding Atari Interactive as a named defendant, and alleging that the Company managed and directed Atari Interactive to engage in the foregoing alleged acts. The Company and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named as defendants “Infogrames Asia Pacific”, “Infogrames Korea”, and “Interplay, Inc.”. On October 29, 2003, Interplay filed a cross-complaint against the Company, Atari Interactive, Infogrames Korea and Roes 101 through 200. The Company and Atari Interactive filed an answer on December 3, 2003. On March 25, 2004 KBK filed a Second Amended Complaint for Damages adding new causes of action for fraud against Gamesonline and Interplay; seeking rescission of the Electronic Distribution Agreement between KBK and Gamesonline; for “breach of third party beneficiary rights” against Atari Interactive; for unlawful restraint of trade against all defendants; for RICO Act violations against all defendants; and for civil conspiracy against all defendants; and adds allegations of alter ego status between Gamesonline and Interplay and as between the Company, Atari Interactive, and Atari Korea. Discovery is ongoing.

          On March 10, 2004 the Court entered a stipulation among the parties referring the matter to a private judge. The private judge, retired Superior Court Judge Harvey Schneider, will be presiding over all aspects of the case, including the non-jury trial. The trial is currently set for July 19, 2004 but is likely to be continued until sometime in the fall or winter of 2004.

          The Company and Atari Interactive have filed a Motion for Leave to File a Cross-Complaint against Interplay Entertainment Corp. and Gamesonline.com, Inc. The Company and Atari Interactive also have filed a Motion for Summary Adjudication on the RICO Act claim and a Demurrer on various of the causes of action. The Motion for Leave, Motion for Summary Adjudication and Demurrer all will be heard on June 17, 2004.

          KBK has purported to serve in Korea an entity it called “Atari Korea” with a Summons and Complaint in this case. Atari Korea Ltd. is planning to file a Motion to Quash Service based on failure to comply with the terms of the Hague Convention and/or lack of personal jurisdiction over that entity.

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

Note 16 – Employee Savings Plan

          The Company maintains an Employee Savings Plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all United States employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service with matching of 100% of the first 3% and 50% of the next 6% of the employee’s contribution provided by the Company. Generally, the Plan’s assets in a participant’s account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by the Company. Generally, the Company does not provide its employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated, $1.3 million, $0.9 million, $1.0 million, $1.4 million, and $1.4 million for the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004, respectively.

Note 17 – Royalty and License Advances

          The Company has committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are not dependent on the delivery of the contracted services by the developers. Future advances due under these agreements are as follows for the fiscal years then ended (in thousands):

2005	$3,618
2006	513
2007	—
2008	—
2009	—
Thereafter	—

$4,131

Note 18 – Concentration of Credit Risk

          The Company extends credit to various companies in the retail and mass merchandising industry for the purchase of its merchandise which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential losses are maintained.

          The percentage of net revenues earned from sales of its top two customers for the fiscal years then ended are as follows:

		Nine Months
	Year Ended	Ended		Years Ended
	June 30,	March 31,		March 31,
	2002	2002	2003	2003	2004
		(unaudited)		(unaudited)
Top customer	26%	28%	24%	25%	25%
Second customer	11%	11%	11%	10%	11%

Top two customers	37%	39%	35%	35%	36%

          Accounts receivable due from three of the most significant customers of each period aggregated 31% and 35% of accounts receivable at March 31, 2003 and March 31, 2004, respectively.

Note 19 – Operations by Reportable Segments and Geographic Areas

          The Company has three reportable segments: publishing, distribution and corporate. Publishing is comprised of three studios located in Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota (Studio was closed in March 2004). Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, the Company does not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating results of these segments.

          The Company’s reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, and where appropriate, merchandising and marketing strategies.

          The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and (expense) income by reportable segment for the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004 (in thousands):

	Publishing	Distribution	Corporate	Total
Year ended June 30, 2002:
Net revenues	$320,204	$98,841	$—	$419,045
Operating income (loss)	12,781	10,590	(22,409)	962
Depreciation and amortization	(2,113)	(545)	(2,796)	(5,454)
Interest (expense) income	(58)	103	(12,001)	(11,956)
Nine months ended March 31, 2002 (unaudited):
Net revenues	$211,902	$77,540	$—	$289,442
Operating income (loss)	1,205	7,699	(16,539)	(7,635)
Depreciation and amortization	(1,219)	(401)	(1,917)	(3,537)
Interest income (expense)	—	75	(7,962)	(7,887)
Nine months ended March 31, 2003:
Net revenues	$329,813	$74,832	$—	$404,645
Operating income (loss)	37,998	14,433	(24,990)	27,441
Depreciation and amortization	(3,009)	(438)	(2,412)	(5,859)
Interest income (expense)	—	151	(9,749)	(9,598)
Year ended March 31, 2003 (unaudited):
Net revenues	$438,114	$96,134	$—	$534,248
Operating income (loss)	49,936	16,962	(30,862)	36,036
Depreciation and amortization	(3,903)	(582)	(3,292)	(7,777)
Interest (expense) income	(58)	179	(13,788)	(13,667)
Year ended March 31, 2004:
Net revenues	$405,983	$62,961	$—	$468,944
Operating income (loss)	24,670	10,856	(27,658)	7,868
Depreciation and amortization	(3,611)	(190)	(5,354)	(9,155)
Interest income (expense)	—	22	(7,680)	(7,658)

          Information about the Company’s operations in the United States and other geographic locations for the year ended June 30, 2002, the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited) and 2004 are presented below (in thousands):

			Other
	United		Geographic
	States	Europe	Locations	Total
Year ended June 30, 2002:
Net revenues	$413,663	$606	$4,776	$419,045
Operating income (loss)	8,585	(6,267)	(1,356)	962
Capital expenditures	7,382	1,189	—	8,571
Total assets	236,985	3,138	1,740	241,863
Nine months ended March 31, 2002 (unaudited):
Net revenues	$285,577	$—	$3,865	$289,442
Operating (loss)	(2,064)	(4,950)	(621)	(7,635)
Capital expenditures	5,484	1,005	—	6,489
Total assets	159,344	3,100	6,014	168,458
Nine months ended March 31, 2003:
Net revenues	$404,638	$—	$7	$404,645
Operating income (loss)	33,467	(5,461)	(565)	27,441

			Other
	United		Geographic
	States	Europe	Locations	Total
Capital expenditures	3,371	540	156	4,067
Total assets	223,960	2,953	5,169	232,082
Year ended March 31, 2003 (unaudited):
Net revenues	$532,724	$604	$920	$534,248
Operating income (loss)	44,115	(6,778)	(1,301)	36,036
Capital expenditures	5,203	726	155	6,084
Total assets	223,960	2,953	5,169	232,082
Year ended March 31, 2004:
Net revenues	$468,944	$—	$—	$468,944
Operating income (loss)	16,787	(8,776)	(143)	7,868
Capital expenditures	4,776	352	—	5,128
Total assets	190,607	3,318	31	193,956

          United States net revenues include royalties on sales of our product sold internationally. For the year ended June 30, 2002, nine months ended March 31, 2002 (unaudited) and March 31, 2003, and the years ended March 31, 2003 (unaudited) and March 31, 2004, the royalties were $13.6 million, $3.2 million, $18.8 million, $20.4 million, and $28.9 million, respectively.

Note 20 – Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the fiscal year ended June 30, 2002 is as follows (in thousands, except per share amounts):

	September 30,	December 31,	March 31,	June 30,
Net revenues	$78,527	$160,410	$50,505	$129,603
Gross profit	40,794	81,094	15,199	69,578
Operating income (loss)	3,393	15,161	(26,189)	8,597
Net income (loss)	552	12,174	(22,947)	(709)
Income (loss) attributable to common stockholders	552	12,174	(22,947)	(709)
Basic and diluted income (loss) per share attributable to common stockholders	0.01	0.17	(0.33)	(0.01)
Weighted average shares outstanding - basic	69,524	69,738	69,799	69,825
Weighted average shares outstanding - diluted	70,007	70,008	69,799	69,825

Summarized quarterly financial data for the nine months ended March 31, 2003 is as follows (in thousands, except per share amounts):

	September 30,	December 31,	March 31,
Net revenues	$109,367	$210,594	$84,684
Gross profit	55,472	106,452	38,863
Operating income (loss)	3,496	33,672	(9,727)
Net income (loss)	731	30,054	(12,715)
Income (loss) attributable to common stockholders	731	30,054	(12,715)
Basic and diluted income (loss) per share attributable to common stockholders	0.01	0.43	(0.18)
Weighted average shares outstanding - basic	69,826	69,891	69,918
Weighted average shares outstanding - diluted	69,952	69,984	69,918

Summarized quarterly financial data for the fiscal year ended March 31, 2004 is as follows (in thousands, except per share amounts):

	June 30,	September 30,	December 31,	March 31,
Net revenues	$151,357	$60,575	$190,608	$66,404
Gross profit	80,511	22,625	96,692	20,135
Operating income (loss)	27,657	(25,436)	25,433	(19,786)
Net income (loss)	23,792	(28,731)	23,018	(17,313)
Income (loss) attributable to common stockholders	23,792	(68,082)	23,018	(17,313)
Basic income (loss) per share attributable to common stockholders	0.34	(0.90)	0.19	(0.14)
Diluted income (loss) per share attributable to common stockholders	0.32	(0.90)	0.19	(0.14)
Weighted average shares outstanding - basic	69,974	75,594	121,170	121,214
Weighted average shares outstanding - diluted	80,499	75,594	121,325	121,214

          During the fourth quarter of the year ended March 31, 2004, the Company recorded approximately $3.7 million of additional royalties due as part of a negotiation and settlement regarding disputes with respect to a contract with a third party licensor. Additionally, the Company recorded approximately $5.4 million of additional reserves for returns, price protection, and other customer promotional allowances that management deemed necessary to accurately reflect market conditions at that time.

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

ATARI, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Net	Operating		End
Description	of Period	Revenues	Expenses	Deductions	of Period
Allowance for bad debts, returns, price protection and other customer promotional programs:
Year ended March 31, 2004	$40,319	$104,051	$4,422	$(112,513)	$36,279

Nine months ended March 31, 2003	$50,451	$78,483	$3,814	$(92,429)	$40,319

Year ended June 30, 2002	$56,554	$103,711	$8,192	$(118,006)	$50,451

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Cost of	Operating		End
Description	of Period	Goods Sold	Expenses	Deductions	of Period
Reserve for obsolescence:
Year ended March 31, 2004	$4,903	$1,713	$—	$(4,471)	$2,145

Nine months ended March 31, 2003	$7,695	$3,416	$—	$(6,208)	$4,903

Year ended June 30, 2002	$20,360	$813	$—	$(13,478)	$7,695