Form 10-Q
period 2004-06-30
ATARI INC
filed 2004-08-09
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to	Commission File No. 0-27338

ATARI, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3689915
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     As of August 5, 2004, there were 121,275,614 of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2004	2004
		(unaudited)
ASSETS
Current assets:
Cash	$9,621	$1,256
Receivables, net	37,707	67,710
Inventories, net	27,520	24,539
Income taxes receivable	2,320	1,745
Due from related parties	4,175	19,048
Prepaid expenses and other current assets	12,465	12,210
Related party notes receivable	8,571	8,571

Total current assets	102,379	135,079
Property and equipment, net	13,267	11,851
Goodwill, net of accumulated amortization of $26,116 in both periods	70,224	70,224
Other intangible assets, net of accumulated amortization of $1,294 and $1,462, at March 31, 2004 and June 30, 2004, respectively	1,406	1,238
Other assets	6,680	5,699

Total assets	$193,956	$224,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,837	$44,765
Accrued liabilities	15,886	19,917
Revolving credit facility	—	9,654
Royalties payable	14,481	13,272
Income taxes payable	450	881
Short-term deferred income	2,107	77
Due to related parties	6,704	7,941

Total current liabilities	77,465	96,507
Deferred income	555	536
Other long-term liabilities	873	784

Total liabilities	78,893	97,827

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,231 and 121,275 shares issued and outstanding at March 31, 2004 and June 30, 2004, respectively	1,212	1,213
Additional paid-in capital	735,964	735,963
Accumulated deficit	(625,436)	(613,380)
Accumulated other comprehensive income	3,323	2,468

Total stockholders’ equity	115,063	126,264

Total liabilities and stockholders’ equity	$193,956	$224,091

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2003	2004
Net revenues	$151,357	$110,296
Cost of goods sold	70,846	51,868

Gross profit	80,511	58,428
Selling and distribution expenses	20,127	17,652
General and administrative expenses	8,548	8,058
Research and development	22,229	17,132
Depreciation and amortization	1,950	2,766

Operating income	27,657	12,820
Interest expense, net	3,046	174
Other income	118	19

Income before provision for income taxes	24,729	12,665
Provision for income taxes	937	609

Net income	$23,792	$12,056

Basic net income per share	$0.34	$0.10

Diluted net income per share	$0.32	$0.10

Basic weighted average shares outstanding	69,974	121,249

Diluted weighted average shares outstanding	80,499	121,334

Net income	$23,792	$12,056
Other comprehensive income:
Foreign currency translation adjustments	44	4
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	(859)

Comprehensive income	$23,836	$11,201

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,792	$12,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,950	2,766
Recognition of deferred income	(19)	(2,049)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	(859)
Amortization of discount on related party debt	717	—
Accrued interest	1,930	56
Amortization of deferred financing fees	419	205
Write-off of property and equipment	10	193
Changes in operating assets and liabilities:
Receivables, net	(15,283)	(30,003)
Inventories, net	(517)	2,980
Due from related parties	(17,678)	(14,873)
Due to related parties	(1,470)	1,265
Prepaid expenses and other current assets	2,724	141
Accounts payable	11,624	6,939
Accrued liabilities	(212)	3,988
Royalties payable	13,003	(1,209)
Income taxes payable	465	431
Income taxes receivable	—	576
Other long-term liabilities	(97)	(89)
Other assets	25	22

Net cash provided by (used in) operating activities	21,383	(17,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,657)	(562)
Proceeds from sale of property and equipment	—	21
Advances to related parties	(8,530)	—

Net cash used in investing activities	(10,187)	(541)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings under General Electric Capital Corporation Senior Credit Facility, net	(3,019)	9,654
Proceeds from exercise of stock options	23	—
Proceeds from employee stock purchase plan	104	—

Net cash (used in) provided by financing activities	(2,892)	9,654
Effect of exchange rates on cash	35	(14)

Net increase (decrease) in cash	8,339	(8,365)
Cash — beginning of fiscal period	815	9,621

Cash — end of fiscal period	$9,154	$1,256

SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:

Cash paid for interest	1,622	88
Cash paid for taxes	490	—
Income tax refunds	18	397

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2003	69,920	$699	$486,053	$(586,851)	$3,181	$(96,918)
Issuance of common stock pursuant to employee stock purchase plan	47	1	103	—	—	104
Exercise of stock options	120	1	517	—	—	518
Net income	—	—	—	766	—	766
Foreign currency translation adjustment	—	—	—	—	142	142
Cashless exercise of warrants	13	—	—	—	—	—
Issuance of common stock in lieu of partial royalty payment	280	3	1,196	—	—	1,199
Issuance of 39,030 common shares as part of the Company’s recapitalization in exchange for cancellation of related party debt, related party credit facility and related party medium-term loan	39,030	390	165,487	—	—	165,877
Dividend to parent as part of the recapitalization of related party debt to common shares	—	—	39,351	(39,351)	—	—
Issuance of 2,000 common shares for license of the Atari name	2,000	20	8,480	—	—	8,500
Issuance of 9,821 common shares in secondary offering, net of expenses	9,821	98	34,777	—	—	34,875

Balance, March 31, 2004	121,231	1,212	735,964	(625,436)	3,323	115,063
Net income	—	—	—	12,056	—	12,056
Foreign currency translation adjustment	—	—	—	—	4	4
Cashless exercise of warrants	44	1	(1)	—	—	—
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)	(859)

Balance, June 30, 2004 (unaudited)	121,275	$1,213	$735,963	$(613,380)	$2,468	$126,264

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Nature of Business

     We are a leading global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience, as well as a leading distributor of video game software in North America. We publish and distribute games for all platforms, including Sony PlayStation and PlayStation 2; Nintendo Game Boy, Game Boy Advance and GameCube; Microsoft Xbox; and personal computers, referred to as PCs. We also publish and sub-license games for the wireless, internet, and other evolving platforms. Our diverse portfolio of products extends across every major video game genre, including: action, adventure, strategy, children, family, driving and sports games.

     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. Similarly, we exclusively distribute IESA’s products in the United States, Canada and their territories and possessions. IESA owns approximately 59% of us directly and through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”) and its majority-owned subsidiary Atari Interactive, Inc. (“Atari Interactive”).

     During September 2003, we entered into a series of transactions to restructure our debt and equity through a recapitalization of debt and an underwritten secondary public offering of common stock (“Offering”). In conjunction with the recapitalization of debt, we secured long-term rights to the Atari name (“Atari License”). (See Recapitalization, Atari License, and Offering below.)

Recapitalization

     In September 2003, we, IESA, and CUSH entered into an agreement (“Recapitalization Agreement”) resulting in the exchange of all of our net related party debt with IESA and certain of its wholly-owned subsidiaries totaling $165.9 million into 39,029,877 shares of our common stock immediately prior to the Offering. The conversion price was consistent with the Offering price of $4.25 per share. The converted debt consisted of the following outstanding amounts at September 18, 2003: $48.3 million of a medium-term loan, $44.8 million of a revolving credit agreement with IESA, $46.3 million of non-interest bearing subordinated convertible notes and $73.1 million of 5% subordinated convertible notes. The Recapitalization Agreement provided for an offset of previously provided advances to Atari Interactive and Atari Australia Pty. Ltd. (“Atari Australia”) of $44.7 million and $1.9 million, respectively. Accordingly, at March 31, 2004 and June 30, 2004, no previously outstanding amounts remain outstanding in Advances to Related Parties, Current Portion of Related Party Medium-Term Loan, Related Party Credit Facility and Related Party Debt. However, we have $8.6 million in related party notes receivable outstanding at March 31, 2004 and June 30, 2004, which arose after the Recapitalization and are related to certain other transactions. Such notes are permitted by the GECC senior credit facility (see Note 7).

     In connection with the Recapitalization Agreement, we issued stock at a more favorable rate than was available, at the holder’s option, under the original terms of the 5% subordinated convertible notes. The incremental value of the additional stock issued was reported as a dividend to IESA for $39.4 million during the September 2003 quarter, which had no impact on total stockholders’ equity.

Atari License

     In connection with the Recapitalization Agreement, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which is being amortized at the rate of approximately $0.3 million per month. The monthly amortization is based on the total estimated cost to be incurred by us over the ten-year license period. At June 30, 2004, $3.4 million of this deferred charge is included in

Prepaid Expenses and Other Current Assets with the remaining $2.5 million, net of $2.6 million of amortization, included in Other Assets.

Offering

     On September 24, 2003, we offered to the public 9,820,588 new shares of our common stock at an offering price of $4.25 per share. The net proceeds to us after all costs were $34.9 million. We used $3.9 million of the net proceeds to repay indebtedness outstanding under our credit facility with GECC. The remaining proceeds were used to pay costs of developing video game software and to meet general working capital needs.

     Additionally, on September 24, 2003, IESA sold 17,179,412 shares of our common stock as part of the Offering. We did not receive any proceeds from the sale by IESA of our common stock. Finally, on October 21, 2003, the underwriters exercised their over-allotment option, purchasing 3,855,400 shares from IESA at a purchase price of $4.25 per share. We did not receive any of the proceeds from the exercise of the over-allotment option.

Basis of Presentation

     Our accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2004.

Principles of Consolidation

     The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Revenue Recognition

     Revenue is recognized when title and risk of loss transfer to the customer, provided that collection of the resulting receivable is deemed probable by management.

     We are not contractually obligated to accept returns except for defective product. However, we may permit our customers to return or exchange product and we provide allowances for estimated returns, price concessions, or other allowances on a negotiated basis. We estimate such returns and allowances based upon management’s evaluation of historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. Such estimates are deducted from gross sales and provided for at the time revenue is recognized.

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

Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, eliminates goodwill amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Intangible assets with finite lives are amortized over their useful lives. As of March 31, 2004, we performed our annual fair-value based assessment which did not result in any impairment of goodwill or intangibles. As of June 30, 2004, we do not believe that there are any indications of impairment of goodwill or intangibles. However, future changes in the facts and circumstances relating to our goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

     Other intangible assets approximate $1.4 million and $1.2 million, net of accumulated amortization of $1.3 million and $1.5 million at March 31, 2004 and June 30, 2004, respectively.

Fair Values of Financial Instruments

     SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party notes receivable, and amounts due to and from related parties are reflected in the consolidated financial statements at fair value due to the short-term maturity and the denomination in US dollars of these instruments.

Long-Lived Assets

     We review long-lived assets, such as fixed assets to be held, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated fair market value of the asset is less than the carrying amount of the asset plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds its fair value, as defined in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

Research and Development Costs

     Research and development costs related to the design, development and testing of new software products, whether internally or externally developed, are charged to expense as incurred. Research and development costs also include payments for royalty advances (milestone payments) to third-party developers for products that are currently in development.

     Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it extremely difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and development expenses.

Licenses

     Payments made to third parties for licensing intellectual property are capitalized and amortized over projected unit sales. Management evaluates the carrying value of these capitalized licenses and records an impairment in value, if any, as research and development expense.

Income Taxes

     We account for income taxes using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. We record an allowance to reduce tax assets to a realizable amount. We monitor our tax liability on a quarterly basis and record the estimated tax obligation based on our current year-to-date taxable income and expectations of the full year results.

Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants using the treasury stock method and other convertible securities. The following is an analysis of the difference between the shares used in basic and diluted net income per share (in thousands, except per share data):

	Three Months
	Ended
	June 30,
	2003	2004
Basic earnings per share calculation:
Net income	$23,792	$12,056
Weighted average shares outstanding	69,974	121,249
Basic net income per share	$0.34	$0.10

Diluted earnings per share calculation:
Net income	$23,792	$12,056
Interest expense:
IESA 0% subordinated convertible note	718	—
5% subordinated convertible notes	889	—

Adjusted net income	$25,399	$12,056

Weighted average shares outstanding	69,974	121,249
Dilutive potential common shares:
Employee stock options and warrants	215	85
IESA 0% subordinated convertible note	2,500	—
5% subordinated convertible notes	7,810	—

Diluted weighted average shares outstanding	80,499	121,334

Diluted net income per share	$0.32	$0.10

     The number of antidilutive shares that were excluded from the diluted earnings per share calculation for the three months ended June 30, 2003 and 2004 were 6,142,000 and 6,755,000, respectively, from stock options and warrants in which the exercise price is greater than the average market price of the common shares during the respective periods.

Stock-Based Compensation

     We account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Any equity instruments issued other than to employees for acquiring goods and services are accounted for using fair value at the date of grant. We have also adopted the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123”.

     At June 30, 2004, we had three stock option plans. No compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the net income and income per share if we had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months
	Ended
	June 30,
	2003	2004
Net income:
Basic — as reported	$23,792	$12,056
Less: Fair value of stock-based employee compensation expense, net of related tax effects	1,423	1,259

Basic — pro forma net income	$22,369	$10,797

Diluted — as reported	$25,399	$12,056
Less: Fair value of stock-based employee compensation expense, net of related tax effects	1,423	1,259

Diluted — pro forma net income	$23,976	$10,797

Net income per share:
Basic — as reported	$0.34	$0.10
Basic – proforma	$0.32	$0.09
Diluted — as reported	$0.32	$0.10
Diluted – proforma	$0.30	$0.09

     The fair market value of options granted under stock option plans during the three months ended June 30, 2003 and 2004 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Three Months
	Ended
	June 30,
	2003	2004
Dividend yield	0%	0%
Anticipated volatility	116%	120%
Weighted average risk-free interest rate	2.60%	2.44%
Expected lives	4 years	4 years

NOTE 2 – RECEIVABLES, NET

     Receivables consist of the following (in thousands):

	March 31,	June 30,
	2004	2004
Trade accounts receivable	$73,986	$103,653
Less: Allowances for bad debts, returns, price protection and other customer promotional programs	(36,279)	(35,943)

	$37,707	$67,710

NOTE 3 – INVENTORIES, NET

     Inventories consist of the following (in thousands):

	March 31,	June 30,
	2004	2004
Finished goods	$26,790	$24,102
Return inventory	1,964	1,945
Raw materials	911	413

	29,665	26,460
Less: Obsolescence reserve	(2,145)	(1,921)

	$27,520	$24,539

NOTE 4 – ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2004	2004
Accrued advertising	$3,036	$6,462
Accrued salary and related costs	4,579	5,703
Accrued third-party license and development expenses	1,491	2,177
Accrued distribution services	1,848	1,682
Accrued freight and processing fees	989	1,134
Accrued professional fees and other services	1,295	941
Other	2,648	1,818

	$15,886	$19,917

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party notes receivable

     Related party notes receivable consist of the following amounts (in thousands):

	March 31,	June 30,
	2004	2004
Related party note receivable – Atari Interactive (1)	$5,122	$5,122
Related party note receivable – Atari Interactive (2)	2,620	2,620
Related party note receivable – Paradigm (2)	829	829

Total related party notes receivable (3)	$8,571	$8,571

(1) This note is payable at the earlier of the release of certain development projects to the public or December 31, 2004. The note bears interest at a rate of prime plus 1.25%.

(2) The Atari Interactive note and the Paradigm note are payable on September 30, 2004 and bear interest at a rate of prime plus 1.25%.

(3) As security for the related party notes receivable, Atari Interactive has agreed to not transfer, assign, sell, pledge or otherwise dispose of or encumber 2,000,000 shares of our common stock given to Atari Interactive as part of the Atari License. (See Note 1, Atari License.) We have the right to receive the 2,000,000 shares or the proceeds of sales of such shares in the event Atari Interactive or Paradigm default on the related party notes receivable or payment is not made timely at maturity. Additionally, such notes have been provided to GECC as additional security.

     For the three months ended June 30, 2004, $0.1 million interest income has been earned on the Atari Interactive notes and remains outstanding at June 30, 2004. A nominal amount of interest income was earned on the Paradigm note during the three months ended June 30, 2004.

Royalty agreement

     Royalties transactions are as follows (in thousands):

	Three Months
	Ended
	June 30,
	2003	2004
Income (expense)
Royalty income (1)	$17,236	$14,800
Royalty expense (2)	(287)	(121)

Net royalty income	$16,949	$14,679

(1) We have a distribution agreement with IESA which provides for IESA’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA pays us 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income which is included in net revenues.

(2) The distribution agreement with IESA also provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and their territories and possessions, pursuant to which we pay IESA either 30.0% of the gross profit on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense which is included in cost of goods sold.

     As of March 31, 2004 and June 30, 2004, the following amounts are outstanding with regard to related party royalty transactions and are included in due from related parties (in thousands):

	March 31,	June 30,
	2004	2004
Receivable (payable)
Royalties due from IESA	$3,564	$18,795
Royalties due to IESA	—	(341)

Net royalties receivable	$3,564	$18,454

IESA liquidity

     IESA has incurred significant losses from operations and is highly leveraged. Should IESA experience liquidity issues, among other things, this may result in its inability to fund the development efforts of Atari Interactive, and our results of operations may suffer because, as the North American distributor of the games developed by Atari Interactive, our revenue could significantly decrease. Such a reduction of our revenues, among other things, could result in a breach of one or more of the covenants contained in our GECC senior credit facility. In the event any of the above contingencies occur, we are prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product development and a reduction in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

     During the three months ended June 30, 2004, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

     Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.

Knight Bridging Korea v. Infogrames, Inc. (now known as Atari, Inc.) et al

     On September 16, 2002, Knight Bridging Korea Co., Ltd., (“KBK”), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. (“Gamesonline”), a subsidiary of Interplay Entertainment Corp. (“Interplay”), and us in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The complaint further alleges that Gamesonline and we conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The complaint alleges the following causes of action against us: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action.

     An amended complaint was filed on December 3, 2002, alleging all of the foregoing against us, adding Atari Interactive (f/k/a Infogrames Interactive, Inc.) as a named defendant, and alleging that we managed and directed Atari Interactive to engage in the foregoing alleged acts. We and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named defendants Does 2, 3 and 4 as “Infogrames Asia Pacific”, “Infogrames Korea” and “Interplay, Inc.”, respectively. On October 29, 2003, Interplay filed a cross-complaint against us, Atari Interactive, Infogrames Korea and Roes 101 through 200. We and Atari Interactive filed an answer on December 3, 2003. On March 25, 2004, KBK filed a Second Amended Complaint for Damages adding new causes of action for fraud against Gamesonline and Interplay; seeking rescission of the Electronic Distribution Agreement between KBK and Gamesonline; for “breach of third party beneficiary rights” against Atari Interactive; for unlawful restraint of trade against all defendants; for RICO Act violations against all defendants; and for civil conspiracy against all defendants; and adding allegations of alter ego status between Gamesonline and Interplay and as between us, Atari Interactive, and Atari Korea. Discovery is ongoing.

     On March 10, 2004, the Court entered a stipulation among the parties referring the matter to a private judge. The private judge, retired Superior Court Judge Harvey Schneider, will be presiding over all aspects of the case, including the non-jury trial. The trial is currently set for November 1, 2004.

     On June 17, 2004, we and Atari Interactive prevailed on a Motion for Leave to File a Cross-Complaint against Interplay and Gamesonline. On such date, we and Atari Interactive also prevailed on a Motion for Summary Adjudication on the RICO Act claim.

     On July 1, 2004, KBK filed a Third Amended Complaint whereby certain previous allegations were either omitted or clarified as a result of the Court’s rulings at the June 17, 2004 hearings.

     KBK has purported to serve in Korea an entity it called “Atari Korea” with a Summons and Complaint in this case. Atari Korea Ltd. is planning to file a Motion to Quash Service based on failure to comply with the terms of the Hague Convention and/or lack of personal jurisdiction over that entity. This motion is pending.

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

     On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc. (“Games”), its CEO, Roger W. Ach, II (“Ach”), and Chicago West Pullman LLC (“Chicago West Pullman”) in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended. The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee.

     On May 18, 2004, the Court granted a temporary restraining order against Games and Ach and scheduled a preliminary injunction hearing prior to which, Games agreed to the preliminary injunction. The Court signed an order granting the preliminary injunction pending the outcome of the case.

     On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its counterclaim, Games alleges that plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, among other things, licensing other web sites to use online play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.

     The parties are now in the document production stage of discovery and expect depositions to begin in August and September. Trial is scheduled for November 2004.

Atari, Inc., Electronic Arts, Inc., and Vivendi Universal Games, Inc. v. 321 Studios, LLC

     On June 14, 2004, we, Electronic Arts, Inc. and Vivendi Universal Games, Inc. filed a lawsuit against 321 Studios, LLC (“321 Studios”) in U.S. District Court for the Southern District of New York. The plaintiffs alleged that 321 Studios violated the Digital Millennium Copyright Act because its Games X Copy software circumvents copy protection technology embedded on video game CDs and DVDs. The plaintiffs filed a Preliminary Injunction Motion on July 1, 2004. 321 Studios has not answered the Complaint. 321 Studios agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case. The litigation is being coordinated by the ESA (the Entertainment Software Association) and the costs associated with the litigation are being paid by the ESA.

NOTE 7 – DEBT

Credit Facilities

     GECC Senior Credit Facility

     On November 12, 2002 (last amended May 20, 2004), we obtained a 30-month $50.0 million senior credit facility with GECC to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm, each a related party. Loans under the senior credit facility are based on a borrowing base comprised of the value of our accounts receivable and short term marketable securities. The senior credit facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and we paid $0.6 million as an initial commitment fee at closing. The senior credit facility contains certain financial covenants and originally named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the senior credit facility are secured by our assets. As of June 30, 2004, $9.7 million was outstanding under the senior credit facility and an additional $0.4 million of letters of credit were outstanding. As of June 30, 2004, accrued interest of approximately $0.1 million was included in accrued liabilities and we were in compliance with all financial covenants.

     Under an amendment to the senior credit facility, dated December 23, 2003, Atari Interactive and Paradigm have been removed as guarantors. Furthermore, under the amendment, we are no longer permitted to fund advances to Atari Interactive and Paradigm unless otherwise approved by GECC. All outstanding related party notes receivable have been approved.

NOTE 8 – OPERATIONS BY REPORTABLE SEGMENTS

     We have three reportable segments: publishing, distribution and corporate. Publishing is comprised of two studios located in Santa Monica, California and Beverly, Massachusetts. Closed in March 2004, the Minnesota studio was included in June 30, 2003, figures. Distribution consists of the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded to the publishing and distribution segments. This amount consists of depreciation on computers and office furniture at the publishing unit. Historically, we do not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating results of these segments.

     Our reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, merchandising and marketing strategies.

     The following unaudited summary represents the consolidated net revenues, operating income (loss), depreciation and amortization and interest by reportable segment for the three months ended June 30, 2003 and 2004 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended June 30, 2003:
Net revenues	$135,600	$15,757	$—	$151,357
Operating income (loss)	31,031	2,973	(6,347)	27,657
Depreciation and amortization	(953)	(176)	(821)	(1,950)
Interest income (expense)	—	16	(3,062)	(3,046)
Three months ended June 30, 2004:
Net revenues	$99,663	$10,633	$—	$110,296
Operating income (loss)	18,025	1,711	(6,916)	12,820
Depreciation and amortization	(947)	—	(1,819)	(2,766)
Interest expense	—	—	(174)	(174)

NOTE 9 – INCOME TAXES

     As of June 30, 2004, we have combined net operating loss carryforwards of approximately $457.1 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2024. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that such asset may not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

     During the three months ended June 30, 2004, we recorded federal and state alternative minimum tax provisions of approximately $0.3 million and regular provisions for state taxes of approximately $0.3 million. For the three months ended June 30, 2003, we recorded federal and state alternative minimum tax provisions of approximately $0.6 million and a regular provision for state taxes of approximately $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some of the factors that could cause actual results or future events to differ materially or otherwise, include the following: the loss of key customers; delays in product development and related product release schedules; maintaining relationships with leading independent video game software developers; adapting to the rapidly changing industry technology; maintaining or acquiring licenses to intellectual property; the termination or modification of our agreements with hardware manufacturers; an inability to maintain or find debt financing on terms commercially reasonable to us; and pricing of and demand for distributed products. Please see the “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2004 on file with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, we disclaim any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, CompUSA, and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, Target, Best Buy and GameStop accounted for approximately 20.5%, 8.9%, 8.6% and 7.9%, respectively, of net revenues for the three months ended June 30, 2004.

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

Sales returns, price protection, other customer related allowances and allowance for doubtful accounts

     Sales are recorded net of estimated future returns, price protection and other customer related allowances. We are not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, we may permit the return or exchange of products sold to certain customers. In addition, we may provide price protection, co-operative advertising and other allowances to certain customers in accordance with industry practice. These reserves are determined based on historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

     For the three months ended June 30, 2003 and 2004, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $31.5 million and $24.1 million, respectively. As of March 31, 2004 and June 30, 2004, the aggregate reserves against accounts receivables for bad debts, returns, price protection and other customer promotional programs were approximately $36.3 million and $35.9 million, respectively.

Inventories

     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended June 30, 2003 and 2004, we recorded obsolescence expense of approximately $0.4 million and $0.5 million, respectively. As of March 31, 2004 and June 30, 2004, the aggregate reserve against inventories was approximately $2.1 million and $1.9 million, respectively.

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

     As of June 30, 2004, we have combined net operating loss carryforwards of approximately $457.1 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2024. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that such asset may not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

Related party transactions

     We are involved in numerous related party transactions with IESA and its subsidiaries. These related party transactions include, but are not limited to, the purchase and sale of product, game development, management and support services and distribution agreements. See the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2004 for details.

Results of operations

     Three months ended June 30, 2004 versus the three months ended June 30, 2003

Consolidated Statement of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	June 30,	Revenues	June 30,	Revenues	Increase/
	2003	2003	2004	2004	(Decrease)
Net revenues	$151,357	100.0%	$110,296	100.0%	$(41,061)
Cost of goods sold	70,846	46.8%	51,868	47.0%	(18,978)

Gross profit	80,511	53.2%	58,428	53.0%	(22,083)
Selling and distribution expenses	20,127	13.3%	17,652	16.0%	(2,475)
General and administrative expenses	8,548	5.6%	8,058	7.4%	(490)
Research and development	22,229	14.7%	17,132	15.5%	(5,097)
Depreciation and amortization	1,950	1.3%	2,766	2.5%	816

Operating income	27,657	18.3%	12,820	11.6%	(14,837)
Interest expense, net	3,046	2.0%	174	0.1%	(2,872)
Other income	118	0.0%	19	0.0%	(99)

Income before provision for income taxes	24,729	16.3%	12,665	11.5%	(12,064)
Provision for income taxes	937	0.6%	609	0.6%	(328)

Net income	$23,792	15.7%	$12,056	10.9%	$(11,736)

Net Revenues

Net Revenues by Segment (in thousands):

	Three Months
	Ended
	June 30,
	2003	2004	(Decrease)
Publishing	$135,600	$99,663	$(35,937)
Distribution	15,757	10,633	(5,124)

Total	$151,357	$110,296	$(41,061)

Net revenues for the three months ended June 30, 2004 decreased approximately $41.1 million or 27.1% from $151.4 million to $110.3 million.

•	Our publishing net revenues for the three months ended June 30, 2004 were driven by strong sales from new products and catalog titles. On June 21, 2004, we launched the highly-anticipated DRIV3R title, which generated net U.S. revenues of $33.1 million on nearly 1.2 million units shipped. Other new releases in the current quarter included Transformers (PlayStation 2), Shadow Ops: Red Mercury (Xbox), Duel Masters: Sempai Legends (Game Boy Advance), and Dragon Ball Z: Super Sonic Warriors (Game Boy Advance), which produced net U.S. revenues aggregating approximately $18.6 million. The current quarter’s publishing sales decreased from the comparable period in the prior year by $35.9 million or 26.5%, largely due to sales of Enter the Matrix, which released on May 15, 2003 and generated net U.S. revenues of $75.5 million on approximately 2.6 million units shipped in the first quarter of 2003.

•	Publishing net revenue during the three months ended June 30, 2004 includes international royalties of $14.8 million earned on IESA’s international sales of our titles. These royalties include income of $13.4 million from international sales of DRIV3R, released internationally on June 22, 2004 on approximately 1.5 million units shipped in the quarter. The 2003 quarter’s international royalties of $17.3 million were due largely to the success of Enter the Matrix.

•	Total distribution net revenues for the three months ended June 30, 2004 decreased approximately $5.1 million or 32.5% from the comparable 2003 period due to fewer new titles launched in the current period by the third parties for whom we distribute and our decision during the prior year to reduce our third party distribution operations in the specific instances where margins are insufficient.

Gross Profit

Platform mix for the three months ended June 30, 2003 and 2004 is summarized below:

	Publishing Platform Mix
	2003	2004
PlayStation 2	36.6%	46.9%
Xbox	19.6%	22.4%
PC	22.3%	16.1%
Game Boy Advance	7.4%	11.4%
Game Cube	9.9%	1.8%
PlayStation	3.8%	1.3%
Game Boy Color	0.3%	0.1%
Other	0.1%	—

Total	100.0%	100.0%

     Gross profit decreased to $58.4 million for the three months ended June 30, 2004 from $80.5 million in the comparable 2003 period primarily from decreased sales volume. Gross profit as a percentage of net revenues remained relatively constant, decreasing slightly from 53.2% for the three months ended June 30, 2003 to 53.0% in the comparable 2004 period. The impact of the sales mix shift within the publishing business toward the more costly console product and away from the less costly PC product are partially offset by lower royalty costs. Approximately 83.9% of the publishing businesses shipments were console sales during the three months ended June 30, 2004 versus 77.7% in the comparable 2003 period. For the three months ended June 30, 2004, the distribution business accounted for 9.6% of our net revenues as compared to 10.4% for the comparable 2003 period.

Selling and Distribution Expenses

     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended June 30, 2004, selling and distribution expenses decreased approximately $2.4 million, or 11.9%, to $17.7 million from $20.1 million in the comparable 2003 period. Advertising expenses decreased $1.0 million, or 8.1%, in the current period. Variable distribution costs, including freight, shipping and handling, have decreased $1.1 million, or 29.8%, due to lower sales and have remained constant with the comparable 2003 quarter as a percentage of net revenues. Despite the reduction in advertising expense, the level of ad spending increased the overall selling and distribution costs as a percentage of net revenues from 13.3% for the three months ended June 30, 2003 to 16.0% in the three months ended June 30, 2004.

General and Administrative Expenses

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended June 30, 2004, general and administrative expenses decreased approximately $0.4 million, or 4.7%, to $8.1 million from $8.5 million in the comparable 2003 period. Included in the current quarter’s expense is a $0.9 million translation gain from the liquidation of a dormant foreign subsidiary. This positive variance is offset by a reversal of a $0.3 million reserve from a foreign subsidiary occurring in the prior year’s comparable quarter. General and administrative expenses as a percentage of net revenues increased primarily due to a lower sales base to 7.4% for the three months ended June 30, 2004 from 5.6% in the comparable 2003 period.

Research and Development Expenses

     Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and the direct costs of internally developing and producing a title. These expenses for the three months ended June 30, 2004 decreased approximately $5.1 million, or 23.0%, to $17.1 million from $22.2 million in the comparable 2003 period, reflecting a lower number of titles in development and the timing of the milestone completions upon which this expense is based. A decrease of $0.8 million in license amortization expense of capitalized licenses and a $1.5 million completion bonus paid in the first quarter of the prior year have also contributed to the year-over-year variance. Internal research and development expenses represent 53% of the total R&D expenses for the three months ended June 30, 2004 and 48% of the total R&D expenses for the three months ended June 30, 2003. Research and development expenses, as a percentage of net revenues, increased slightly to 15.5% for the three months ended June 30, 2004 from 14.7% in the comparable 2003 period.

Depreciation and Amortization

     Depreciation and amortization for three months ended June 30, 2004 increased by $0.8 million, or 40.0%, to $2.8 million from $2.0 million in the comparable 2003 period due primarily to our license with Atari Interactive for the rights to the Atari name.

Interest Expense, net

     Interest expense, net, decreased by $2.8 million to $0.2 million for the three months ended June 30, 2004 from $3.0 million in the comparable 2003 period. The decrease is a result of our September 2003 recapitalization whereby all outstanding related party debt was converted to equity. Since the recapitalization, interest and financing fees have consisted solely of expenses incurred under our credit facility arrangement with GECC. Additionally, interest expense has been further reduced by interest income received from related party notes receivable of approximately $0.1 million during the 2004 period.

Provision for Income Taxes

     Provision for income taxes decreased approximately $0.3 million or 33.3% to $0.6 million from $0.9 million due to the decrease in taxable income in 2004 compared to the 2003 period. During the three months ended June 30, 2004, we recorded federal and state alternative minimum tax provisions of approximately $0.3 million and regular provisions for state taxes of approximately $0.3 million. For the three months ended June 30, 2003, we recorded federal and state alternative minimum tax provisions of approximately $0.6 million and a regular provision for state taxes of approximately $0.3 million.

Liquidity and Capital Resources

Overview

     As of June 30, 2004, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products.

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

Cash Flows

(in thousands)

	March 31,	June 30,
	2004	2004
Cash	$9,621	$1,256
Working Capital	$24,914	$38,572

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2003	2004
Cash provided by (used in) operating activities	$21,383	$(17,464)
Cash (used in) investing activities	(10,187)	(541)
Cash (used in) provided by financing activities	(2,892)	9,654
Effect of exchange rates on cash	35	(14)

Net increase (decrease) in cash	$8,339	$(8,365)

     During the three months ended June 30, 2004, cash of $17.5 million was used in operating activities to increase trade and international royalties receivable from the late June 2004 quarter’s DRIV3R sales. The growth in our receivables was partially offset by the decrease of our inventories and increased payments for accounts payable and accrued liabilities from tight working capital management. Prior year’s operating activities benefited from the mid-quarter release of Enter the Matrix.

     We saw a decrease in cash used in investing activities of approximately $9.7 million to a usage of $0.5 million in the three months ended June 30, 2004 as compared to $10.2 million of usage in the comparable 2003 period. The primary reason for this decrease is due to the advances to Atari Interactive of $8.5 million under the terms of the GECC senior credit facility during the 2003 period. No such advances were made in the 2004 period.

     During the three months ended June 30, 2004, our financing activities provided cash of approximately $9.7 million, an increase of $12.5 million as compared to the 2003 period. This increase in cash is attributable to the $9.7 million borrowings against the GECC senior credit facility principally to finance trade receivables related to the release of DRIV3R late in the June 2004 quarter. The net use of cash in the June 2004 period was financed by the borrowings and $8.4 million of cash on hand at March 31, 2004.

     We expect continued volatility in the use of cash due to seasonality of the business, receivable payment cycles and quarterly working capital needs to finance our publishing businesses and growth objectives.

     Our outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of our business and the timing of new product releases, such as the late June 2004 quarter release of DRIV3R. There were no significant changes in the credit terms with customers during the three month period.

     We do not currently have any material commitments with respect to any capital expenditures. However, we do have commitments to pay royalty and license advances, milestone payments, and operating lease obligations.

     We are also party to various litigations arising in the course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.

     Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our receivables as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” as noted in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2004.

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

GECC Senior Credit Facility

     On November 12, 2002 (last amended May 20, 2004), we obtained a 30-month $50.0 million senior credit facility with GECC to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm, each a related party. Loans under the senior credit facility are based on a borrowing base comprised of the value of our accounts receivable and short term marketable securities. The senior credit facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and we paid $0.6 million as an initial commitment fee at closing. The senior credit facility contains certain financial covenants and originally named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the senior credit facility are secured by our assets. As of June 30, 2004, $9.7 million was outstanding under the senior credit facility and an additional $0.4 million of letters of credit were outstanding. As of June 30, 2004, accrued interest of approximately $0.1 million was included in accrued liabilities and we were in compliance with all financial covenants.

     Under an amendment to the senior credit facility, dated December 23, 2003, Atari Interactive and Paradigm have been removed as guarantors. Furthermore, under the amendment, we are no longer permitted to fund advances to Atari Interactive and Paradigm unless otherwise approved by GECC. All outstanding related party notes receivable have been approved.

Contractual Obligations

     As of June 30, 2004, royalty and license advance obligations, milestone payments, and future minimum lease obligations under non-cancelable operating leases are summarized as follows (in thousands):

Contractual Obligations
Payments Due by Period

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Royalty and license advances (1)	$4,970	$88	$—	$—	$5,058
Milestone payments (2)	26,041	4,609	—	—	30,650
Operating lease obligations (3)	5,462	10,753	1,400	817	18,432

Total	$36,473	$15,450	$1,400	$817	$54,140

(1)	We have committed to pay advance payments under certain royalty and license agreements. Most of the payments of these obligations are not dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from 2005 through 2012. These are future minimum annual rental payments required under the leases, including a related party sub-lease with Atari Interactive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, royalties payable, revolving credit facility, related party notes receivable, amounts due to and from related parties and our existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

     As of June 30, 2004, foreign operations represented 0.0% and 1.1% of consolidated net revenues and total assets, respectively. We also recorded approximately $2.9 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations. We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $14.8 million of our revenue for the three months ended June 30, 2004. We do not hedge against foreign exchange rate fluctuations due to the limited financial exposure we face with respect to such risk. We purchase certain of our inventories from foreign developers. We also pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. Our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, with the participation of our management, our Chief Executive Officer and Acting Chief Financial Officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Acting Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     During the three months ended June 30, 2004, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

     Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.

Knight Bridging Korea v. Infogrames, Inc. (now known as Atari, Inc.) et al

     On September 16, 2002, Knight Bridging Korea Co., Ltd., (“KBK”), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. (“Gamesonline”), a subsidiary of Interplay Entertainment Corp. (“Interplay”), and us in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The complaint further alleges that Gamesonline and we conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The complaint alleges the following causes of action against us: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action.

     An amended complaint was filed on December 3, 2002, alleging all of the foregoing against us, adding Atari Interactive (f/k/a Infogrames Interactive, Inc.) as a named defendant, and alleging that we managed and directed Atari Interactive to engage in the foregoing alleged acts. We and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named defendants Does 2, 3 and 4 as “Infogrames Asia Pacific”, “Infogrames Korea” and “Interplay, Inc.”, respectively. On October 29, 2003, Interplay filed a cross-complaint against us, Atari Interactive, Infogrames Korea and Roes 101 through 200. We and Atari Interactive filed an answer on December 3, 2003. On March 25, 2004, KBK filed a Second Amended Complaint for Damages adding new causes of action for fraud against Gamesonline and Interplay; seeking rescission of the Electronic Distribution Agreement between KBK and Gamesonline; for “breach of third party beneficiary rights” against Atari Interactive; for unlawful restraint of trade against all defendants; for RICO Act violations against all defendants; and for civil conspiracy against all defendants; and adding allegations of alter ego status between Gamesonline and Interplay and as between us, Atari Interactive, and Atari Korea. Discovery is ongoing.

     On March 10, 2004, the Court entered a stipulation among the parties referring the matter to a private judge. The private judge, retired Superior Court Judge Harvey Schneider, will be presiding over all aspects of the case, including the non-jury trial. The trial is currently set for November 1, 2004.

     On June 17, 2004, we and Atari Interactive prevailed on a Motion for Leave to File a Cross-Complaint against Interplay and Gamesonline. On such date, we and Atari Interactive also prevailed on a Motion for Summary Adjudication on the RICO Act claim.

     On July 1, 2004, KBK filed a Third Amended Complaint whereby certain previous allegations were either omitted or clarified as a result of the Court’s rulings at the June 17, 2004 hearings.

     KBK has purported to serve in Korea an entity it called “Atari Korea” with a Summons and Complaint in this case. Atari Korea Ltd. is planning to file a Motion to Quash Service based on failure to comply with the terms of the Hague Convention and/or lack of personal jurisdiction over that entity. This motion is pending.

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC

     On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc. (“Games”), its CEO, Roger W. Ach, II (“Ach”), and Chicago West Pullman LLC (“Chicago West Pullman”) in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended (the Agreement). The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee.

     On May 18, 2004, the Court granted a temporary restraining order against Games and Ach and scheduled a preliminary injunction hearing prior to which, Games agreed to the preliminary injunction. The Court signed an order granting the preliminary injunction pending the outcome of the case.

     On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its counterclaim, Games alleges that plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, among other things, licensing other web sites to use online play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.

     The parties are now in the document production stage of discovery and expect depositions to begin in August and September. Trial is scheduled for November 2004.

Atari, Inc., Electronic Arts, Inc., and Vivendi Universal Games, Inc. v. 321 Studios, LLC

     On June 14, 2004, we, Electronic Arts, Inc. and Vivendi Universal Games, Inc. filed a lawsuit against 321 Studios, LLC (“321 Studios”) in U.S. District Court for the Southern District of New York. The plaintiffs alleged that 321 Studios violated the Digital Millennium Copyright Act because its Games X Copy software circumvents copy protection technology embedded on video game CDs and DVDs. The plaintiffs filed a Preliminary Injunction Motion on July 1, 2004. 321 Studios has not answered the Complaint. 321 Studios agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case. The litigation is being coordinated by the ESA (the Entertainment Software Association) and the costs associated with the litigation are being paid by the ESA.

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     On May 24, 2004, we issued 44,418 shares of our common stock to Wachovia Bank, National Association (f/k/a First Union National Bank) pursuant to the cashless exercise of warrants to purchase an aggregate of 45,200 shares of our common stock at an exercise price of $0.05 per share (after giving effect to the one-for-five reverse stock split effected in June 2000). The warrants were issued on June 29, 1999 in connection with the amendment of our then effective Credit Agreement, dated September 30, 1998, with First Union National Bank, as agent for a syndicate of banks.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1*	Employment Agreement with Bruno Bonnell, dated as of July 1, 2004 and effective as of April 1, 2004.

10.2	Consent to Credit Agreement, dated as of July 15, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

31.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement filed pursuant to Item 6(a) of Form 10-Q.

     (b) Reports on Form 8-K

     On May 6, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition), containing a copy of our earnings release for the fourth quarter and year ended March 31, 2004 (including financial information).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.

By:	/s/ Bruno Bonnell

Bruno Bonnell
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer
Date: August 9, 2004