Form 10-K/A
period 2004-03-31
ATARI INC
filed 2004-08-18
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to                                                            Commission File No.  0-27338

ATARI, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3689915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

417 Fifth Avenue
New York, NY 10016
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 726-6500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the $4.04 closing sale price of the common stock on September 30, 2003, as reported on the NASDAQ National Market, was approximately $142,874,669. As of August 17, 2004, there were 121,275,614 shares if registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 9A. CONTROLS AND PROCEDURES
SIGNATURES

Item 9A is amended to state the following:

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2004, with the participation of our management, our Chief Executive Officer and Acting Chief Financial Officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Acting Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, as well as our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls over Financial Reporting. No change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ATARI, INC.
By:	/s/ Bruno Bonnell
	Name:	Bruno Bonnell
	Title:	Chief Executive Officer
	Date:	August 18, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant in the capacities and on the dated indicated.

Signatures	Title(s)	Date
/s/ Bruno Bonnell Bruno Bonnell	Chairman of the Board of Directors, Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (principal financial officer) and Director	August 18, 2004
Denis Guyennot	Director and President, Chief Operating Officer and Secretary
/s/ Jodi Scheurenbrand Jodi Scheurenbrand	Controller (principal accounting officer)	August 18, 2004
* James Ackerly	Director	August 18, 2004
* James Caparro	Director	August 18, 2004
* Thomas A. Heymann	Director	August 18, 2004
* Ann E. Kronen	Director	August 18, 2004
* Thomas J. Mitchell	Director	August 18, 2004
Thomas Schmider	Director
* David Ward	Director	August 18, 2004

*By:	/s/ Lisa S. Rothblum

Lisa S. Rothblum
Attorney-in-fact