Form 10-Q
period 2004-09-30
ATARI INC
filed 2004-11-09
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to	Commission File No. 0-27338

ATARI, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3689915
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

417 FIFTH AVENUE, NEW YORK, NY 10016
(Address of principal executive offices)
(Zip code)

(212) 726-6500
(Registrant’s telephone number, including area code)

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
Yes [X] No [  ]

     As of November 5, 2004, there were 121,279,275 of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2004	2004
		(unaudited)
ASSETS

Current assets:
Cash	$9,621	$992
Receivables, net	37,707	43,848
Inventories, net	27,520	22,081
Income taxes receivable	2,320	1,412
Due from related parties	4,175	16,750
Prepaid expenses and other current assets	12,465	11,834
Related party notes receivable	8,571	7,254

Total current assets	102,379	104,171
Property and equipment, net	13,267	10,892
Goodwill, net of accumulated amortization of $26,116 in both periods	70,224	70,224
Other intangible assets, net of accumulated amortization of $1,294 and $1,632, at March 31, 2004 and September 30, 2004, respectively	1,406	1,068
Other assets	6,680	4,390

Total assets	$193,956	$190,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,837	$39,013
Accrued liabilities	15,886	20,978
Royalties payable	14,481	13,723
Income taxes payable	450	600
Short-term deferred income	2,107	77
Due to related parties	6,704	5,656

Total current liabilities	77,465	80,047
Deferred income	555	516
Other long-term liabilities	873	765

Total liabilities	78,893	81,328

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,231 and 121,279 shares issued and outstanding at March 31, 2004 and September 30, 2004, respectively	1,212	1,213
Additional paid-in capital	735,964	736,017
Accumulated deficit	(625,436)	(630,271)
Accumulated other comprehensive income	3,323	2,458

Total stockholders’ equity	115,063	109,417

Total liabilities and stockholders’ equity	$193,956	$190,745

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net revenues	$60,575	$71,391	$211,933	$181,687
Cost of goods sold	37,950	41,013	108,796	92,881

Gross profit	22,625	30,378	103,137	88,806
Selling and distribution expenses	13,804	15,356	33,932	33,008
General and administrative expenses	8,840	10,098	17,309	18,156
Research and development	23,576	18,914	45,805	36,046
Depreciation and amortization	1,996	2,615	3,946	5,381

Operating (loss) income	(25,591)	(16,605)	2,145	(3,785)
Interest expense, net	3,716	527	6,762	701
Other (expense) income	(379)	14	(340)	33

Loss before (benefit from) provision for income taxes	(29,686)	(17,118)	(4,957)	(4,453)
(Benefit from) provision for income taxes	(955)	(227)	(18)	382

Net loss	$(28,731)	$(16,891)	$(4,939)	$(4,835)
Dividend to parent	(39,351)	—	(39,351)	—

Loss attributable to common stockholders	$(68,082)	$(16,891)	$(44,290)	$(4,835)

Basic and diluted loss attributable to common stockholders per share	$(0.90)	$(0.14)	$(0.61)	$(0.04)

Basic and diluted weighted average shares outstanding	75,594	121,277	72,800	121,263

Net loss	$(28,731)	$(16,891)	$(4,939)	$(4,835)
Other comprehensive income:
Foreign currency translation adjustments	48	(10)	92	(6)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	(859)

Comprehensive loss	$(28,683)	$(16,901)	$(4,847)	$(5,700)

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,939)	$(4,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,946	5,381
Recognition of deferred income	(38)	(2,068)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	(859)
Amortization of discount on related party debt	1,339	—
Accrued interest	3,082	334
Amortization of deferred financing fees	1,794	411
Write-off of property and equipment	39	200
Changes in operating assets and liabilities:
Receivables, net	15,908	(6,141)
Inventories, net	2,460	5,439
Due from related parties	958	(12,573)
Due to related parties	(4,971)	(1,016)
Prepaid expenses and other current assets	1,279	335
Accounts payable	(436)	1,184
Accrued liabilities	588	4,755
Royalties payable	(383)	(759)
Income taxes payable	(640)	150
Income taxes receivable	—	908
Other long-term liabilities	(166)	(109)
Other assets	(1,084)	469

Net cash provided by (used in) operating activities	18,736	(8,794)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,105)	(1,219)
Proceeds from sale of property and equipment	—	21
Repayment of short-term notes receivable from related party	—	1,317
Advances to related parties	(14,368)	—

Net cash (used in) provided by investing activities	(17,473)	119

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments under General Electric Capital Corporation Senior Credit Facility, net	(10,651)	—
Proceeds from exercise of stock options	440	54
Net proceeds from public stock offering	35,000	—
Proceeds from employee stock purchase plan	103	—

Net cash provided by financing activities	24,892	54
Effect of exchange rates on cash	49	(8)

Net increase (decrease) in cash	26,204	(8,629)
Cash — beginning of fiscal period	815	9,621

Cash — end of fiscal period	$27,019	$992

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2003	2004
SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:

Cash paid for interest	4,213	279
Cash paid for taxes	695	—
Income tax refunds	—	731

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Acquisition of Atari license for 2,000 shares of common stock	8,500	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Net debt exchanged to 39,030 shares of common stock:
Related party debt, revolving credit facility and related party medium-term loan prior to recapitalization of debt	$212,429	$—
Less: Offset of advances to related parties against related party debt	46,552	—

Net debt exchanged for common stock	$165,877	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2003	69,920	$699	$486,053	$(586,851)	$3,181	$(96,918)
Issuance of common stock pursuant to employee stock purchase plan	47	1	103	—	—	104
Exercise of stock options	120	1	517	—	—	518
Net income	—	—	—	766	—	766
Foreign currency translation adjustment	—	—	—	—	142	142
Cashless exercise of warrants	13	—	—	—	—	—
Issuance of common stock in lieu of partial royalty payment	280	3	1,196	—	—	1,199
Issuance of 39,030 common shares as part of the Company’s recapitalization in exchange for cancellation of related party debt, related party credit facility and related party medium-term loan	39,030	390	165,487	—	—	165,877
Dividend to parent as part of the recapitalization of related party debt to common shares	—	—	39,351	(39,351)	—	—
Issuance of 2,000 common shares for license of the Atari name	2,000	20	8,480	—	—	8,500
Issuance of 9,821 common shares in secondary offering, net of expenses	9,821	98	34,777	—	—	34,875

Balance, March 31, 2004	121,231	1,212	735,964	(625,436)	3,323	115,063
Net loss	—	—	—	(4,835)	—	(4,835)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Cashless exercise of warrants	44	1	(1)	—	—	—
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)	(859)
Exercise of stock options	4	—	6			6
Issuance of stock options to related party	—	—	48	—	—	48

Balance, September 30, 2004 (unaudited)	121,279	$1,213	$736,017	$(630,271)	$2,458	$109,417

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

     Nature of Business

          We are a leading global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience, as well as a leading distributor of video game software in North America. We publish and distribute games for all platforms, including Sony PlayStation and PlayStation 2; Nintendo Game Boy, Game Boy Advance and GameCube; Microsoft Xbox; and personal computers, referred to as PCs. We also publish and sub-license games for wireless devices, the internet, and other evolving platforms. Our diverse portfolio of products extends across every major video game genre, including: action, adventure, strategy, children, family, driving and sports games.

          Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States, Canada and their territories and possessions. At September 30, 2004, IESA owns approximately 59% of us directly and through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”) and its majority-owned subsidiary Atari Interactive, Inc. (“Atari Interactive”).

          During September 2003, we entered into a series of transactions to restructure our debt and equity through a recapitalization of debt and an underwritten secondary public offering of common stock (“Offering”). In conjunction with the recapitalization of debt, we secured long-term rights to the Atari name (“Atari License”). (See Recapitalization, Atari License, and Offering below.)

     Recapitalization

          In September 2003, we, IESA, and CUSH entered into an agreement (“Recapitalization Agreement”) resulting in the exchange of all of our net related party debt with IESA and certain of its wholly-owned subsidiaries totaling $165.9 million into 39,029,877 shares of our common stock immediately prior to the Offering. Accordingly, at March 31, 2004 and September 30, 2004, no amounts remain outstanding in Advances to Related Parties, Current Portion of Related Party Medium-Term Loan, Related Party Credit Facility and Related Party Debt. However, we have $8.6 million and $7.3 million in related party notes receivable outstanding at March 31, 2004 and September 30, 2004, respectively, which arose after the Recapitalization and are related to certain other transactions. Such notes are permitted by the GECC senior credit facility (see Note 7). As of September 30, 2004, Atari Interactive and Paradigm Entertainment, Inc. (“Paradigm”) have amounts past due related to these notes of approximately $5.6 million. We renegotiated the payments of and security for these related party notes receivable as of November 3, 2004 (see Note 5).

          In connection with the Recapitalization Agreement, we issued stock to IESA at the same price as in the Offering (see Offering below), which was at a more favorable rate than was available, at the holder’s option, under the original terms of the 5% subordinated convertible notes. The incremental value of the additional stock issued was reported as a dividend to IESA for $39.4 million during the September 2003 quarter, which had no impact on total stockholders’ equity.

     Atari License

          In connection with the Recapitalization Agreement, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair market value of the shares issued, which is being amortized at the rate of approximately $0.3 million per month. The monthly amortization is based on the total estimated cost to be incurred by us over the ten-year license period. At September 30, 2004, $3.4 million of this deferred charge is included in Prepaid Expenses and Other Current Assets with the remaining $1.7 million, net of $3.4 million of amortization, included in Other Assets.

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

     Goodwill and Other Intangible Assets

          Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, eliminates goodwill amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Intangible assets with finite lives are amortized over their useful lives. As of March 31, 2004, we performed our annual fair-value based assessment which did not result in any impairment of goodwill or intangibles. As of September 30, 2004, we do not believe that there are any indications of impairment of goodwill or intangibles. However, future changes in the facts and circumstances relating to our goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

          Other intangible assets approximate $1.4 million and $1.1 million, net of accumulated amortization of $1.3 million and $1.6 million at March 31, 2004 and September 30, 2004, respectively.

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

     Fair Values of Financial Instruments

          SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, royalties payable, related party notes receivable, and amounts due to and from related parties are reflected in the consolidated financial statements at fair value due to the short-term maturity and the denomination in US dollars of these instruments.

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

     Loss Attributable to Common Stockholders Per Share

          Basic loss attributable to common stockholders per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss attributable to common stockholders per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants using the treasury stock method and other convertible securities. All shares issuable through stock-based compensation plans were antidilutive in the periods presented because we incurred losses during all such periods. The following is a reconciliation of basic and diluted loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2003	2004	2003	2004
Basic and diluted earnings per share calculation:
Net loss	$(28,731)	$(16,891)	$(4,939)	$(4,835)
Dividend to parent	(39,351)	—	(39,351)	—

Loss attributable to common stockholders	$(68,082)	$(16,891)	$(44,290)	$(4,835)

Basic and diluted weighted average shares outstanding	75,594	121,277	72,800	121,263
Basic and diluted loss attributable to common stockholders per share	$(0.90)	$(0.14)	$(0.61)	$(0.04)

          The number of antidilutive shares that were excluded from the diluted earnings per share calculation were 14,809,000 and 15,960,000, respectively, for the three months and six months ended September 30, 2003 and 5,524,000 for both the three months and six months ended September 30, 2004. These shares were antidilutive due to the loss attributable to common stockholders for the periods presented.

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

          At September 30, 2004, we had three stock option plans. No compensation cost is reflected in net loss, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the loss attributable to common stockholders and loss attributable to common stockholders per share if we had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net loss:
Basic and diluted — as reported	$(28,731)	$(16,891)	$(4,939)	$(4,835)
Plus: Fair value of stock-based employee compensation expense, net of related tax effects	(1,431)	(1,645)	(2,854)	(2,904)

Basic and diluted — pro forma net loss	(30,162)	(18,536)	(7,793)	(7,739)
Dividend to parent	(39,351)	—	(39,351)	—

Basic and diluted — pro forma loss attributable to common stockholders	$(69,513)	$(18,536)	$(47,144)	$(7,739)

Loss attributable to common stockholders per share:
Basic and diluted attributable to common stockholders — as reported	$(0.90)	$(0.14)	$(0.61)	$(0.04)
Basic and diluted attributable to common stockholders — pro forma	$(0.92)	$(0.15)	$(0.65)	$(0.06)

          The fair market value of options granted under stock option plans during the three months and six months ended September 30, 2003 and 2004 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2003	2004	2003	2004
Dividend yield	0%	0%	0%	0%
Anticipated volatility	127%	199%	122%	199%
Weighted average risk-free interest rate	2.75%	3.00%	2.68%	3.00%
Expected lives	4 years	4 years	4 years	4 years

NOTE 2 — RECEIVABLES, NET

          Receivables consist of the following (in thousands):

	March 31,	September 30,
	2004	2004
Trade accounts receivable	$73,986	$68,937
Less: Allowances for bad debts, returns, price protection and other customer promotional programs	(36,279)	(25,089)

	$37,707	$43,848

NOTE 3 — INVENTORIES, NET

          Inventories consist of the following (in thousands):

	March 31,	September 30,
	2004	2004
Finished goods	$26,790	$21,777
Return inventory	1,964	1,967
Raw materials	911	370

	29,665	24,114
Less: Obsolescence reserve	(2,145)	(2,033)

	$27,520	$22,081

NOTE 4 — ACCRUED LIABILITIES

          Accrued liabilities consist of the following (in thousands):

	March 31,	September 30,
	2004	2004
Accrued salary and related costs	$4,579	$5,691
Accrued advertising	3,036	3,980
Accrued third-party license and development expenses	1,491	2,382
Accrued distribution services	1,848	2,276
Accrued professional fees and other services	1,295	1,588
Customer deposits	—	1,444
Accrued freight and processing fees	989	1,103
Other	2,648	2,514

	$15,886	$20,978

NOTE 5 — RELATED PARTY TRANSACTIONS

Related Party Notes Receivable

          On March 31, 2004, Atari Interactive and Paradigm, respectively, issued to us the following related party notes receivable which bore interest, prior to default, at prime plus 1.25%.

          As of September 30, 2004, Atari Interactive and Paradigm have amounts past due related to these notes of approximately $5.6 million. We renegotiated the payments of and security for these related party notes receivable as of November 3, 2004. For a description of renegotiated terms see the IESA Liquidity subsection in this footnote.

          Related party notes receivable consist of the following amounts (in thousands):

	March 31,	September 30,
	2004	2004
Related party note receivable — Atari Interactive (1)	$5,122	$3,805
Related party note receivable — Atari Interactive (2)	2,620	2,620
Related party note receivable — Paradigm (2)	829	829

Total related party notes receivable (3)	$8,571	$7,254

(1) This note is payable at the earlier of the release of certain development projects to the public or December 31, 2004. One project was released to the public on September 14, 2004. On September 30, 2004, we offset royalties due to Atari Interactive of approximately $1.3 million against the portion of the principal that was past due.

(2) The Atari Interactive note and the Paradigm note are payable on September 30, 2004.

(3) As security for the related party notes receivable, Atari Interactive has agreed to not transfer, assign, sell, pledge or otherwise dispose of or encumber 2,000,000 shares of our common stock given to Atari Interactive as part of the Atari License. (See Note 1, Atari License.) Additionally, such notes have been provided to GECC as additional security. In connection with the obligation, assignment, and security agreement dated November 3, 2004, future royalties due to Atari Interactive, IESA, or its other subsidiaries will be applied to amounts due on these notes.

          For the three months and six months ended September 30, 2004, $0.1 million and $0.2 million, respectively, of interest income has been earned on the Atari Interactive notes and a nominal amount remains outstanding at September 30, 2004. A nominal amount of interest income was earned on the Paradigm note during the three months and six months ended September 30, 2004.

Royalty Agreement

          Royalties transactions are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2003	2004	2003	2004
Income (expense)
Royalty income (1)	$17	$1,496	$17,253	$16,416
Royalty expense (2)	(37)	—	(323)	—

Net royalty (expense) income	$(20)	$1,496	$16,930	$16,416

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

          As of March 31, 2004 and September 30, 2004, the following amounts are outstanding with regard to related party royalty transactions and are included in due from related parties (in thousands):

	March 31,	September 30,
	2004	2004
Royalties due from IESA	$3,564	$16,590
Royalties due to IESA	—	—

Net royalties receivable	$3,564	$16,590

          As of September 30, 2004, $15.7 million of these royalties receivable are past due. We renegotiated the payments of and security for this royalty receivable as of November 3, 2004. For a description of renegotiated terms, see the IESA Liquidity subsection in this footnote.

Options Issued to Paradigm on behalf of IESA

          On July 30, 2004, 27,500 options to purchase our common stock were issued to two officers of Paradigm on behalf of IESA. The options were valued at a nominal amount using the Black-Scholes model. As of September 30, 2004, Paradigm reimbursed us for the expense incurred related to the issuance of these options.

IESA Liquidity

          IESA has incurred significant continuing losses from operations and is highly leveraged. IESA owns, directly and indirectly, approximately 59% of our stock, distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and their territories and possessions, and for which we pay royalties to IESA. As at September 30, 2004, royalty payments due and payable to us by IESA under our existing distribution agreement for the period then ended amounted to approximately $15.7 million. In addition, as at that same date, amounts due and payable to us by Atari Interactive and Paradigm, respectively, amounted to approximately $4.8 million and to $0.8 million, in respect of promissory notes.

          On November 3, 2004, we entered into an agreement with IESA and several of its subsidiaries under which, in lieu of receiving payment on the above past due amounts, we transferred the amounts due to us from IESA and Paradigm to Atari Interactive in exchange for a secured promissory note (the “Secured Note”) from Atari Interactive that also includes in the initial principal amount the sums currently due to us from Atari Interactive and a $1.6 million note payment that would have been due from Atari Interactive on December 31, 2004, and interest on those amounts of approximately $0.1 million. Specifically, the Secured Note has a principal amount of approximately $23.1 million, will mature on March 31, 2005, bears annual interest at the prime rate plus 3.25%, and is secured by 2,000,000 shares of our common stock owned and pledged by Atari Interactive and by the rights, as owner, to the “Atari” trademark and the Fuji logo in North America (collectively, the “Collateral”). The “Atari” trademark and “Fuji” logo currently are owned by Atari Interactive and licensed to us through 2013 under the terms of the Trademark License Agreement, dated September 4, 2003.

          If Atari Interactive fails to pay all outstanding principal and interest it owes to us in respect of the Secured Note when due on March 31, 2005, or if Atari Interactive otherwise defaults on its obligations to us thereunder, we will have the contractual right to foreclose on the Collateral. We have the right to apply royalties we will owe to Atari Interactive or to IESA or other if its subsidiaries in reduction of the Secured Note, instead of paying the royalties. Based on our projected royalty obligations to Atari Interactive, IESA and its other subsidiaries, we anticipate that by March 31, 2005, we will have applied most if not all of those amounts against amounts owed to us under the Secured Note.

          In October 2004, IESA entered into an agreement with certain of its bank lenders under which it restructured the repayment terms of its debt obligations to those banks, extending the maturity dates thereof. IESA also entered into arrangements with certain of its banks in order to finance its operations through the upcoming holiday season.

          Although we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness to its bank lenders or any of its other creditors, IESA distributes our products in Europe and elsewhere, other than in North America, and both IESA and Atari Interactive are material sources of products which we market in the United States and Canada.

          If IESA is unable to address its liquidity problems and fund its working capital needs through a debt refinancing or by raising equity capital, selling assets or completing a similar transaction, IESA would likely be unable to fund the video game development operations of Atari Interactive, and our results of operations could be materially impaired because our revenue from the distribution of Atari Interactive and IESA products could decrease materially. Such a reduction of our revenues, among other things, could result in a breach of one or more of the covenants contained in our senior credit facility with GECC. If the above contingencies occurred, we probably would be forced to take actions that, could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

          During the six months ended September 30, 2004, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

          Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.

Knight Bridging Korea v. Infogrames, Inc. et al.

          On September 16, 2002, Knight Bridging Korea Co., Ltd. (“KBK”), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. (“Gamesonline”), a subsidiary of Interplay Entertainment Corp. (“Interplay”), and us in Superior Court of California, Orange County (the “Court”). KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The complaint further alleges that Gamesonline and we conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The complaint alleges the following causes of action against us: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action.

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

          On March 10, 2004, the Court entered a stipulation among the parties referring the matter to a private judge. The private judge retired Superior Court Judge Harvey Schneider, will be presiding over all aspects of the case, including the non-jury trial.

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

          KBK has purported to serve in Korea an entity it called “Atari Korea” with a Summons and Complaint in this case. Atari Korea Ltd. filed a Motion to Quash Service based on failure to comply with the terms of the Hague Convention and/or lack of personal jurisdiction over that entity. This motion was granted.

          On or about October 1, 2004, KBK’s litigation counsel resigned. On October 8, 2004, we and Atari Interactive filed an ex parte application to strike KBK’s pleadings or, in the alternative, for an order shortening the time to hear such application as noticed motions. The ex parte application was heard and denied on October 11, 2004 but the Court did grant the application for a shortened period of time to hear such application as noticed motions. On October 19, 2004, the Court granted our Motion to Strike KBK’s Pleadings due to the fact that KBK has no counsel to represent it in the litigation and did not file any opposition to the motion. The Court dismissed KBK’s complaint without prejudice. The cross-claims have not been dismissed by the other parties to the litigation. We and Atari Interactive are in discussions with the other parties with respect to same.

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC

          On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc. (“Games”), its CEO, Roger W. Ach, II (“Ach”), and Chicago West Pullman LLC (“Chicago West Pullman”) in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. We, Atari Interactive, and Hasbro (“the plaintiffs”) allege that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended (the “Agreement”). The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “games.com” domain name and certain web site assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games nevertheless continued to use the plaintiffs’ intellectual property. On May 18, 2004, the Court granted a temporary restraining order against Games and Ach and scheduled a preliminary injunction hearing for May 28, 2004, which was postponed until June 11, 2004. Prior to that hearing, Games’ agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case.

          On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its counterclaim, Games alleges that the plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, inter alia, licensing other web sites to use on-line play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.

          On June 23, 2004, the Court ordered that the parties attend a case management conference scheduled for June 29, 2004. At the June 29, 2004, case management conference, Games’ counsel raised issues relating to the plaintiffs’ failure to respond to its discovery requests. The Court directed that the plaintiffs submit a letter brief setting forth its generic objections to Games’ discovery requests. The Court ordered that the plaintiffs’ letter brief be submitted by July 6, 2004 and that Games submit its reply by July 13, 2004. The Court also scheduled a teleconference for July 14, 2004. On July 6, 2004, the plaintiffs submitted their letter brief to the Court and also served Games with its Rule 26(a)(1) initial disclosures and answer to the counterclaim.

          Games’ counsel failed to appear for the July 14, 2004, teleconference and it was adjourned to July 15, 2004. At that teleconference, the Court granted the majority of the plaintiffs’ motion to quash Games’ discovery requests. As a result of the Court’s ruling, the plaintiffs do not have to produce any documents that were created on or before March 31, 2004, any documents relating to derivative games, or any documents relating to any license agreements with third parties concerning derivative games, downloads, or streaming.

          On July 16, 2004, it came to the plaintiffs’ attention that, in flagrant violation of the preliminary injunction, Games had issued a press release on July 13, 2004, that erroneously stated that Games owned the “games.com” web site and that it had an exclusive license to certain Atari and Hasbro games. The plaintiffs immediately brought the erroneous press release to the attention of Games’ counsel. On that same day, Games replaced the erroneous press release with a corrected press release, but refused to issue a corrective press release explaining that it in fact did not own either the web site or have any license to Atari and Hasbro games. On July 19, 2004, the plaintiffs brought this to the attention of the Court, who ordered that a corrective press release be issued, but approved language submitted by Games’ counsel.

          On September 3, 2004, in a teleconference with the Court, Games requested from the Court that the plaintiffs be ordered to produce agreements with third parties from the first quarter of 2004 concerning online play of certain Atari and Hasbro games. During that same teleconference, the plaintiffs sought permission to move to dismiss the counterclaims against Atari Interactive and Hasbro. On September 8, 2004, the Court broadened the scope of discovery to include documents regarding contracts and negotiations between us and Hasbro and third parties between January 1, 2004 and March 31, 2004 regarding online play of the original classic versions of the games. The Court also set a schedule for the plaintiffs’ motion to dismiss the Counterclaims, which has been fully submitted and is under judicial deliberation.

          On October 4, 2004, it came to the plaintiffs’ attention that, once again, Games was in flagrant violation of the preliminary injunction because it represented in its Form 10-KSB filing dated October 1, 2004, that Games owned the domain name “games.com” and that it had an exclusive license to certain Hasbro and Atari games. The plaintiffs immediately brought this to the attention of Games’ counsel, who represented that certain, but not all, statements would be amended. But Games did not amend its Form 10-KSB. Accordingly, the plaintiffs sought permission to move for contempt for violation of the preliminary injunction.

          On October 14, 2004, in a teleconference with the Court, the Court granted the plaintiffs’ request to move for contempt, and ordered that the parties brief that motion on the same schedule as the briefing schedule for motions for summary judgment. The Court also reset the schedule for this case. All discovery is to be completed by November 12, 2004, opening briefs on summary judgment are due on November 29, 2004, answering papers are due on December 13, 2004, and reply papers are due on December 20, 2004. Oral argument for summary judgment is scheduled for January 10, 2004. The Court did not set a date for trial, which had previously been scheduled for November 29, 2004. The parties have completed document production and are in the process of taking depositions of witnesses.

Atari, Inc., Electronic Arts, Inc. and Vivendi Universal Games, Inc. v. 321 Studios, LLC

          On June 14, 2004, we, Electronic Arts, Inc. (“Electronic Arts”) and Vivendi Universal Games, Inc. (“Vivendi”) filed a lawsuit against 321 Studios, LLC (“321 Studios”), in U.S. District Court for the Southern District of New York. We, Electronic Arts, and Vivendi alleged that 321 Studios violated the Digital Millennium Copyright Act because its Games X Copy software circumvents copy protection technology embedded on video game CDs and DVDs. We, Electronic Arts, and Vivendi filed a Preliminary Injunction Motion on July 1, 2004. 321 Studios has not answered the Complaint nor has it responded to the Preliminary Injunction Motion. The litigation is being coordinated by the ESA (the Entertainment Software Association) and the costs associated with the litigation are being paid by the ESA. The parties have been negotiating settlement terms and are close to finalizing same.

American Video Graphics, L.P., v. Electronic Arts, Inc. et al.

     On August 23, 2004, American Video Graphics, L.P. filed a lawsuit against us, Electronic Arts, Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision Inc., THQ, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED). We were served with the Summons and Complaint on September 7, 2004. The complaint alleges infringement of US Patent No. 4,734,690 (method and apparatus for spherical panning) and seeks unspecified damages. We were served with a First Amended Complaint on or about October 7, 2004, which amended the original complaint to properly name certain of the other defendants in the suit. On or about November 8, 2004, we filed our answer to such complaint.

NOTE 7 — DEBT

Credit Facilities

          GECC Senior Credit Facility

          On November 12, 2002 (last amended November 3, 2004), we obtained a 30-month $50.0 million senior credit facility with GECC to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm, each a related party. Loans under the senior credit facility are based on a borrowing base comprised of the value of our accounts receivable and short term marketable securities. The senior credit facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and we paid

$0.6 million as an initial commitment fee at closing. The senior credit facility contains certain financial covenants and originally named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the senior credit facility are secured by our assets. As of September 30, 2004, no borrowings are outstanding under the senior credit facility; however, $6.1 million of letters of credit were outstanding. As of September 30, 2004, accrued interest of approximately $0.3 million is included in accrued liabilities and we were in compliance with all financial covenants (see Note 5).

          Under an amendment to the senior credit facility, dated December 23, 2003, Atari Interactive and Paradigm have been removed as guarantors. Furthermore, under the amendment, we are no longer permitted to fund advances to Atari Interactive and Paradigm unless otherwise approved by GECC. All outstanding related party notes receivable have been approved, as well as the renegotiated debt arrangement with Atari Interactive and Paradigm.

NOTE 8 — OPERATIONS BY REPORTABLE SEGMENTS

          We have three reportable segments: publishing, distribution and corporate. Publishing is comprised of two studios located in Santa Monica, California, and Beverly, Massachusetts. Closed in March 2004, the Minnesota studio was included in September 30, 2003 figures. Distribution consists of the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded to the publishing and distribution segments. This amount consists of depreciation on computers and office furniture at the publishing unit. Historically, we do not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

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

          The following unaudited summary represents the consolidated net revenues, operating income (loss), depreciation and amortization and interest by reportable segment for the three months and six months ended September 30, 2003 and 2004 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended September 30, 2003:
Net revenues	$45,009	$15,566	$—	$60,575
Operating (loss) income	(20,549)	2,451	(7,493)	(25,591)
Depreciation and amortization	(962)	(7)	(1,027)	(1,996)
Interest income (expense)	—	6	(3,722)	(3,716)
Three months ended September 30, 2004:
Net revenues	$58,036	$13,355	$—	$71,391
Operating (loss) income	(9,217)	2,115	(9,503)	(16,605)
Depreciation and amortization	(906)	—	(1,709)	(2,615)
Interest income (expense)	—	2	(529)	(527)
Six months ended September 30, 2003:
Net revenues	$180,609	$31,324	$—	$211,933
Operating income (loss)	10,209	5,697	(13,761)	2,145
Depreciation and amortization	(1,915)	(183)	(1,848)	(3,946)
Interest income (expense)	—	21	(6,783)	(6,762)
Six months ended September 30, 2004:
Net revenues	$157,699	$23,988	$—	$181,687
Operating income (loss)	8,705	7,961	(20,451)	(3,785)
Depreciation and amortization	(1,853)	—	(3,528)	(5,381)
Interest income (expense)	—	2	(703)	(701)

NOTE 9 — INCOME TAXES

          As of September 30, 2004, we have combined net operating loss carryforwards of approximately $479.2 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2024. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that such asset may not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

          During the six months ended September 30, 2004, we recorded a provision of approximately $0.2 million for a potential tax expense at our UK subsidiary. The balance of the provision consists principally of state taxes. For the six months ended September 30, 2003, a nominal balance was recorded as a benefit from income taxes.

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

          The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, Target, Best Buy and GameStop accounted for approximately 24.4%, 10.5%, 8.5% and 7.8%, respectively, of net revenues for the six months ended September 30, 2004.

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

          For the three months ended September 30, 2003 and 2004, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $19.4 million and $17.1 million, respectively. For the six months ended September 30, 2003 and 2004, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $50.9 million and $41.1 million, respectively. As of March 31, 2004 and September 30, 2004, the aggregate reserves against accounts receivables for bad debts, returns, price protection and other customer promotional programs were approximately $36.3 million and $25.1 million, respectively.

Inventories

          We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended September 30, 2003 and 2004, we recorded obsolescence expense of approximately $0.2 million and $0.6 million, respectively. For the six months ended September 30, 2003 and 2004, we recorded obsolescence expense of approximately $0.6 million and $1.1 million, respectively. As of March 31, 2004 and September 30, 2004, the aggregate reserve against inventories was approximately $2.1 million and $2.0 million, respectively.

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

          As of September 30, 2004, we have combined net operating loss carryforwards of approximately $479.2 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2024. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that such asset may not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

Related party transactions

          We are involved in numerous related party transactions with IESA and its subsidiaries. These related party transactions include, but are not limited to, the purchase and sale of product, game development, management and support services and distribution agreements. See the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2004 for details, as well as the notes to the financial statements included in this quarterly report.

Results of operations

          Three months ended September 30, 2004 versus the three months ended September 30, 2003

Consolidated Statement of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	September 30,	Revenues	September 30,	Revenues	Increase/
	2003	2003	2004	2004	(Decrease)
Net revenues	$60,575	100.0%	$71,391	100.0%	$10,816
Cost of goods sold	37,950	62.6%	41,013	57.4%	3,063

Gross profit	22,625	37.4%	30,378	42.6%	7,753
Selling and distribution expenses	13,804	22.8%	15,356	21.5%	1,552
General and administrative expenses	8,840	14.6%	10,098	14.2%	1,258
Research and development	23,576	38.9%	18,914	26.5%	(4,662)
Depreciation and amortization	1,996	3.3%	2,615	3.7%	619

Operating loss	(25,591)	(42.2)%	(16,605)	(23.3)%	(8,986)
Interest expense, net	3,716	6.1%	527	0.7%	(3,189)
Other (expense) income	(379)	(0.7)%	14	0.0%	393

Loss before benefit from income taxes	(29,686)	(49.0)%	(17,118)	(24.0)%	(12,568)
Benefit from income taxes	(955)	(1.6)%	(227)	(0.3)%	(728)

Net loss	$(28,731)	(47.4)%	$(16,891)	(23.7)%	$(11,840)
Dividend to parent	(39,351)	(65.0)%	—	0.0%	(39,351)

Loss attributable to common stockholders	$(68,082)	(112.4)%	$(16,891)	(23.7)%	$(51,191)

Net Revenues

Net Revenues by Segment (in thousands):

	Three Months
	Ended
	September 30,		Increase/
	2003	2004	(Decrease)
Publishing	$45,009	$58,036	$13,027
Distribution	15,566	13,355	(2,211)

Total	$60,575	$71,391	$10,816

     Net revenues for the three months ended September 30, 2004 increased approximately $10.8 million or 17.8% from $60.6 million to $71.4 million.

•	Our publishing net revenues for the three months ended September 30, 2004 were driven by strong sales from new products and reorders of DRIV3R. New releases in the current quarter included Test Drive: Eve of Destruction (PlayStation 2 and Xbox), Dragonball Z: Buu’s Fury (Game Boy Advance), Terminator 3: The Redemption (PlayStation 2, Xbox, and GameCube), Demon Stone (PlayStation 2), and YuYu Hakusho: Dark Tournament (PlayStation 2), which produced net U.S. revenues aggregating approximately $17.2 million. The comparable period in the prior year included a light product release schedule, consisting mainly of titles in the Dungeons & Dragons franchise.

•	Publishing net revenue during the three months ended September 30, 2004 includes international royalties of $1.5 million earned on IESA’s international sales of our titles, primarily DRIV3R, Terminator 3: The Redemption, and Shadow Ops: Red Mercury. The 2003 quarter’s international royalties were minimal.

•	The overall average unit sales price (“ASP”) of the publishing business is up 13.7% from $14.92 to $16.97 due to an increase in console ASP coupled with a mix shift within the publishing business away from PC titles and toward higher priced console titles. Console titles made up 72.8% of this quarter’s publishing sales compared with 61.5% last year. Against the prior year’s comparable quarter, console ASP increased 19.2% to $20.52 while PC ASP decreased 5.8% to $11.59.

•	Total distribution net revenues for the three months ended September 30, 2004, decreased approximately $2.2 million or 14.2% from the comparable 2003 period due to our decision to reduce our third party distribution operations in the specific instances where margins were insufficient.

Gross Profit

Platform mix for the three months ended September 30, 2003 and 2004 is summarized below:

	Publishing Platform Mix
	2003	2004
PlayStation 2	19.8%	36.2%
PC	38.5%	27.2%
Game Boy Advance	13.4%	19.0%
Xbox	12.9%	11.8%
Game Cube	9.0%	4.0%
PlayStation	6.1%	1.8%
Game Boy Color	0.3%	0.0%

Total	100.0%	100.0%

          Gross profit increased to $30.4 million for the three months ended September 30, 2004 from $22.6 million in the comparable 2003 period primarily from increased sales volume. Gross profit as a percentage of net revenues increased from 37.4% for the three months ended September 30, 2003 to 42.6% in the comparable 2004 period. This increase is due to:

•	higher ASPs within the publishing business,

•	a reduction in the mix of lower margin third party business from 25.7% in the 2003 quarter to 18.7% in the current quarter, and

•	a lower mix of royalty bearing product. Royalty expense is 13.8% of net revenues in the current quarter compared with 16.1% in the prior year’s comparable quarter.

Selling and Distribution Expenses

          Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended September 30, 2004, selling and distribution expenses increased approximately $1.6 million, or 11.6%, to $15.4 million (21.5% of net revenues) from $13.8 million (22.8% of net revenues) in the comparable 2003 period. Advertising expenses increased $1.9 million, or 28.1%, in the current period to support the increase in new titles launched this period. Variable distribution costs, including freight, shipping and handling, have increased compared to the 2003 quarter on higher sales.

General and Administrative Expenses

          General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended September 30, 2004, general and administrative expenses increased approximately $1.3 million, or 14.8%, to $10.1 million from $8.8 million in the comparable 2003 period from general salary increases, the inclusion of a fully salaried CEO, and increased building maintenance and telecommunications charges. General and administrative expenses as a percentage of net revenues remained relatively consistent, decreasing slightly from 14.6% in the 2003 quarter to 14.2% in the current quarter.

Research and Development Expenses

          Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and the direct costs of internally developing and producing a title. These expenses for the three months ended September 30, 2004 decreased approximately $4.7 million, or 19.9%, to $18.9 million from $23.6 million in the comparable 2003 period, reflecting a lower number of titles in development and the timing of the milestone completions upon which this expense is based. Additionally, savings over the 2003 quarter were recognized from the closure of the Legend and Minnesota studios during fiscal 2004. Internal research and development expenses represent 50% of the total R&D expenses for the three months ended September 30, 2004 and 37% of the total R&D expenses for the three months ended September 30, 2003. As a percentage of net revenues, expenses decreased to 26.5% for the three months ended September 30, 2004 from 38.9% in the comparable 2003 period.

Depreciation and Amortization

          Depreciation and amortization for three months ended September 30, 2004 increased by $0.6 million, or 30.0%, to $2.6 million from $2.0 million in the comparable 2003 period due primarily to our license with Atari Interactive for the rights to the Atari name.

Interest Expense, net

          Interest expense, net, decreased by $3.2 million to $0.5 million for the three months ended September 30, 2004 from $3.7 million in the comparable 2003 period. The decrease is a result of our September 2003 recapitalization whereby all outstanding related party debt was converted to equity. Since the recapitalization, interest and financing fees have consisted of expenses incurred under our credit facility arrangement with GECC, offset by interest income earned on the related party notes receivable.

Benefit from Income Taxes

          Benefit from income taxes decreased by approximately $0.8 million, or 80.0%, to a benefit of $0.2 million from a benefit of $1.0 million in the 2003 period. The benefits recorded in both quarters resulted from the reversal of the respective prior quarters’ federal and state alternative minimum tax provisions of $0.4 million and $0.9 million. Additionally, during the three months ended September 30, 2004, we recorded a provision of approximately $0.2 million for a potential tax expense at our UK subsidiary.

          Six months ended September 30, 2004 versus the six months ended September 30, 2003

     Consolidated Statement of Operations (dollars in thousands):

	Six		Six
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	September 30,	Revenues	September 30,	Revenues	Increase/
	2003	2003	2004	2004	(Decrease)
Net revenues	$211,933	100.0%	$181,687	100.0%	$(30,246)
Cost of goods sold	108,796	51.3%	92,881	51.1%	(15,915)

Gross profit	103,137	48.7%	88,806	48.9%	(14,331)
Selling and distribution expenses	33,932	16.0%	33,008	18.2%	(924)
General and administrative expenses	17,309	8.2%	18,156	10.0%	847
Research and development	45,805	21.6%	36,046	19.8%	(9,759)
Depreciation and amortization	3,946	1.9%	5,381	3.0%	1,435

Operating income (loss)	2,145	1.0%	(3,785)	(2.1)%	(5,930)
Interest expense, net	6,762	3.2%	701	0.4%	(6,061)
Other (expense) income	(340)	(0.1)%	33	0.0%	373

Loss before (benefit from) provision for income taxes	(4,957)	(2.3)%	(4,453)	(2.5)%	(504)
(Benefit from) provision for income taxes	(18)	0.0%	382	0.2%	400

Net loss	$(4,939)	(2.3)%	$(4,835)	(2.7)%	$(104)
Dividend to parent	(39,351)	(18.6)%	—	0.0%	(39,351)

Loss attributable to common stockholders	$(44,290)	(20.9)%	$(4,835)	(2.7)%	$(39,455)

Net Revenues

Net Revenues by Segment (in thousands):

	Six Months
	Ended
	September 30,
	2003	2004	(Decrease)
Publishing	$180,609	$157,699	$(22,910)
Distribution	31,324	23,988	(7,336)

Total	$211,933	$181,687	$(30,246)

          Net revenues for the six months ended September 30, 2004 decreased approximately $30.2 million or 14.3% from $211.9 million to $181.7 million.

•	Despite the strong DRIV3R launch in June 2004 and the current quarter’s favorable performance over the prior year’s comparable quarter, current year-to-date sales lag the prior year by $22.9 million or 12.7% because of the huge success in the first quarter of 2003 of Enter the Matrix. Year-to-date domestic net sales of DRIV3R are approximately $37.9 million compared with year-to-date domestic net sales of Enter the Matrix in the same period last year of approximately $77.0 million. Other new releases in the current year include Transformers (PlayStation 2), Test Drive: Eve of Destruction (PlayStation 2 and Xbox), Dragon Ball Z: Super Sonic Warriors (Game Boy Advance), Duel Masters: Sempai Legends (Game Boy Advance), Shadow Ops: Red Mercury (Xbox), Dragonball Z: Buu’s Fury (Game Boy Advance), Terminator 3: The Redemption (PlayStation 2, Xbox, and GameCube), Demon Stone (PlayStation 2), and YuYu Hakusho: Dark Tournament (PlayStation 2), which produced net U.S. revenues aggregating approximately $38.8 million.

•	Publishing net revenue during the six months ended September 30, 2004 includes international royalties of $16.3 million earned on IESA’s international sales of our titles. These royalties include income of $14.6 million from international sales of DRIV3R. The comparable 2003 period’s international royalties of $17.3 million were due largely to the success of Enter the Matrix.

•	The overall ASP of the publishing business is flat with that of the prior year at approximately $20.00. Similarly, the ASP of console and PC titles are unchanged at approximately $24.00 and $13.00, respectively. Platform mix in the current year continues to shift away from PC toward console titles with console accounting for 79.5% of the current year’s publishing sales. The prior period’s publishing business was made up of 73.2% console product.

•	Total distribution net revenues for the six months ended September 30, 2004 decreased approximately $7.3 million or 23.4% from the comparable 2003 period due to our decision to reduce our third party distribution operations in the specific instances where margins were insufficient.

Gross Profit

Platform mix for the six months ended September 30, 2003 and 2004 is summarized below:

	Publishing Platform Mix
	2003	2004
PlayStation 2	32.0%	42.7%
PC	26.8%	20.5%
Xbox	17.7%	18.1%
Game Boy Advance	9.0%	14.4%
Game Cube	9.7%	2.7%
PlayStation	4.5%	1.5%
Game Boy Color	0.3%	0.1%

Total	100.0%	100.0%

          Gross profit decreased to $88.8 million for the six months ended September 30, 2004 from $103.1 million in the comparable 2003 period primarily from decreased sales volume. Gross profit as a percentage of net revenues of 48.7% remained constant, reflecting:

•	flat ASP within the publishing business and

•	a consistent mix of lower margin third party business this year versus last year.

Selling and Distribution Expenses

          Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the six months ended September 30, 2004, selling and distribution expenses decreased approximately $0.9 million, or 2.7%, to $33.0 million (18.2% of net revenues) from $33.9 million (16.0% of net revenues) in the comparable 2003 period. The decrease is due to lower variable distribution costs, including freight, shipping and handling, by $0.8 million, or 14.8%, on lower sales, as well as savings in salaries and related overhead costs from the closure of the Minnesota studio in March 2004. The decrease is partially offset by an increase in advertising expenses by $0.9 million, or 4.8%, in the current period to support more new releases.

General and Administrative Expenses

          General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the six months ended September 30, 2004, general and administrative expenses increased approximately $0.9 million, or 5.2%, to $18.2 million (10.0% of net revenues) from $17.3 million (8.2% of net revenues) in the comparable 2003 period due to general salary increases and the inclusion of a fully salaried CEO, net of a $1.2 million bonus expense reduction and a $0.3 million litigation reserve reversal by our French subsidiary, both occurring in the prior year’s comparable period. The increase is partially offset by the recognition of a $0.9 million translation gain from the liquidation of the dormant Australian subsidiary in the first quarter of the current year.

Research and Development Expenses

          Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development and the direct costs of internally developing and producing a title. These expenses for the six months ended September 30, 2004 decreased approximately $9.8 million, or 21.4%, to $36.0 million from $45.8 million in the comparable 2003 period due to the planned reduction in the number of titles in development with external developers. Additional savings over the prior year’s comparable period were recognized from the closure of the Legend and Minnesota studios in fiscal 2004. Internal research and development expenses represent 51% of the total R&D expenses for the six months ended September 30, 2004 and 42% of the total R&D expenses for the six months ended September 30, 2003. Research and development expenses, as a percentage of net revenues, decreased to 19.8% for the six months ended September 30, 2004 from 21.6% in the comparable 2003 period.

Depreciation and Amortization

          Depreciation and amortization for six months ended September 30, 2004 increased by $1.5 million, or 38.5%, to $5.4 million from $3.9 million in the comparable 2003 period due primarily to our license with Atari Interactive for the rights to the Atari name.

Interest Expense, net

          Interest expense, net, decreased by $6.1 million to $0.7 million for the six months ended September 30, 2004 from $6.8 million in the comparable 2003 period. The decrease is a result of our September 2003 recapitalization whereby all outstanding related party debt was converted to equity. Since the recapitalization, interest and financing fees have consisted of expenses incurred under our credit facility arrangement with GECC, offset by interest income earned on the related party notes receivable.

(Benefit from) Provision for Income Taxes

          During the six months ended September 30, 2004, we recorded a provision of approximately $0.2 million for a potential tax expense at our UK subsidiary. The balance of the provision consists principally of state taxes. For the six months ended September 30, 2003, a nominal balance was recorded as a benefit from income taxes.

Liquidity and Capital Resources

Overview

          As of September 30, 2004, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products. However, it is expected that a new generation of video game equipment will be introduced in late 2005 and early 2006. We will have to invest a substantial sum to make our products compatible with this new generation of equipment and to generate an inventory of products for the new equipment. In order to raise that sum, we will have to sell equity or debt or establish new sources of borrowings.

Cash Flows

(in thousands)

	March 31,	September 30,
	2004	2004
Cash	$9,621	$992
Working Capital	$24,914	$24,124

	Six Months Ended September 30, 2003	Six Months Ended September 30, 2004
Cash provided by (used in) operating activities	$18,736	$(8,794)
Cash (used in) provided by investing activities	(17,473)	119
Cash provided by financing activities	24,892	54
Effect of exchange rates on cash	49	(8)

Net increase (decrease) in cash	$26,204	$(8,629)

          During the six months ended September 30, 2004, cash of $8.8 million was used for operating activities to increase trade receivables and manage the delayed payments of our related party receivables. The growth in our receivables was partially offset by the decrease of our inventories and an increase in accounts payable and accrued liabilities from tight working capital management. Prior year’s operating activities benefited from the release of Enter the Matrix.

          We saw a decrease in cash used for investing activities from a usage of approximately $17.5 million in the 2003 period to proceeds of $0.1 million in the six months ended September 30, 2004. The primary reason for this decrease is due to the advances made to Atari Interactive of $14.4 million under the terms of the GECC senior credit facility during the 2003 period. No such advances were made in the 2004 period.

          During the six months ended September 30, 2004, our financing activities provided cash of approximately $0.1 million, a decrease of $24.8 million as compared to the 2003 period. This decrease is attributable to the $35.0 million net proceeds received from the public stock offering in the 2003 period, reduced by the 2003 period’s payments under the GECC senior credit facility of $10.7 million. The net use of cash of $8.6 million in the September 2004 period has been funded entirely by the $9.6 million of cash on hand at March 31, 2004. No borrowings are outstanding against the GECC senior credit facility at September 30, 2004; however, $6.1 million of letters of credit were outstanding.

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

          We are also party to certain litigation arising in the course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.

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

IESA Liquidity

          IESA has incurred significant continuing losses from operations and is highly leveraged. IESA owns, directly and indirectly, approximately 59% of our stock, distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and their territories and possessions, and for which we pay royalties to IESA. As at September 30, 2004, royalty payments due and payable to us by IESA under our existing distribution agreement for the period then ended amounted to approximately $15.7 million. In addition, as at that same date, amounts due and payable to us by Atari Interactive and Paradigm, respectively, amounted to approximately $4.8 million and to $0.8 million, in respect of promissory notes.

          On November 3, 2004, we entered into an agreement with IESA and several of its subsidiaries under which, in lieu of receiving payment on the above past due amounts, we transferred the amounts due to us from IESA and Paradigm to Atari Interactive in exchange for a secured promissory note (the “Secured Note”) from Atari Interactive that also includes in the initial principal amount the sums currently due to us from Atari Interactive and a $1.6 million note payment that would have been due from Atari Interactive on December 31, 2004, and interest on those amounts of approximately $0.1 million. Specifically, the Secured Note has a principal amount of approximately $23.1 million, will mature on March 31, 2005, bears annual interest at the prime rate plus 3.25%, and is secured by 2,000,000 shares of our common stock owned and pledged by Atari Interactive and by the rights, as owner, to the “Atari” trademark and the Fuji logo in North America (collectively, the “Collateral”). The “Atari” trademark and “Fuji” logo currently are owned by Atari Interactive and licensed to us through 2013 under the terms of the Trademark License Agreement, dated September 4, 2003.

          If Atari Interactive fails to pay all outstanding principal and interest it owes to us in respect of the Secured Note when due on March 31, 2005, or if Atari Interactive otherwise defaults on its obligations to us thereunder, we will have the contractual right to foreclose on the Collateral. We have the right to apply royalties we will owe to Atari Interactive or to IESA or other of its subsidiaries in reduction of the Secured Note, instead of paying the royalties. Based on our projected royalty obligations to Atari Interactive, IESA and its other subsidiaries, we anticipate that by March 31, 2005, we will have applied most if not all those amounts against amounts owed to us under the Secured Note.

          In October 2004, IESA entered into an agreement with certain of its bank lenders under which it restructured the repayment terms of its debt obligation to those banks, extending the maturity dates thereof. IESA also entered into arrangements with certain of its banks in order to finance its operations through the upcoming holiday season.

          Although we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness to its bank lenders or any of its other creditors, IESA distributes our products in Europe and elsewhere, other than in North America, and both IESA and Atari Interactive are material sources of products which we market in the United States and Canada.

          If IESA is unable to address its liquidity problems and fund its working capital needs through a debt refinancing or by raising equity capital, selling assets or completing a similar transaction, IESA would likely be unable to fund the video game development operations of Atari Interactive, and our results of operations could be materially impaired because our revenue from the distribution of Atari Interactive and IESA products could decrease materially. Such a reduction of our revenues, among other things, could result in a breach of one or more of the covenants contained in our senior credit facility with GECC. If the above contingencies occurred, we probably would be forced to take actions that, could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.

GECC Senior Credit Facility

          On November 12, 2002 (last amended November 3, 2004), we obtained a 30-month $50.0 million senior credit facility with GECC to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm, each a related party. Loans under the senior credit facility are based on a borrowing base comprised of the value of our accounts receivable and short term marketable securities. The senior credit facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and we paid $0.6 million as an initial commitment fee at closing. The senior credit facility contains certain financial covenants and originally named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the senior credit facility are secured by our assets. As of September 30, 2004, no borrowings are outstanding under the senior credit facility; however, $6.1 million of letters of credit were outstanding. As of September 30, 2004, accrued interest of approximately $0.3 million is included in accrued liabilities and we were in compliance with all financial covenants (see IESA Liquidity).

          Under an amendment to the senior credit facility, dated December 23, 2003, Atari Interactive and Paradigm have been removed as guarantors. Furthermore, under the amendment, we are no longer permitted to fund advances to Atari Interactive and Paradigm unless otherwise approved by GECC. All outstanding related party notes receivable have been approved, as well as the renegotiated debt arrangement with Atari Interactive and Paradigm.

Contractual Obligations

          As of September 30, 2004, royalty and license advance obligations, milestone payments, and future minimum lease obligations under non-cancelable operating leases are summarized as follows (in thousands):

Contractual Obligations
Payments Due by Period

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Royalty and license advances (1)	$2,240	$88	$—	$—	$2,328
Milestone payments (2)	23,200	9,185	—	—	32,385
Operating lease obligations (3)	5,532	9,556	1,400	642	17,130

Total	$30,972	$18,829	$1,400	$642	$51,843

(1)	We have committed to pay advance payments under certain royalty and license agreements. Most of the payments of these obligations are not dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from 2005 through 2012. These are future minimum annual rental payments required under the leases, including a related party sub-lease with Atari Interactive.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Our carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, royalties payable, related party notes receivable, amounts due to and from related parties and our existing lines of credit are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

          We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $16.3 million of our revenue for the six months ended September 30, 2004. We do not hedge against foreign exchange rate fluctuations due to the limited financial exposure we face with respect to such risk. We purchase certain of our inventories from foreign developers. We also pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. Our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of September 30, 2004, foreign subsidiaries represented 0.0% and 1.3% of consolidated net revenues and total assets, respectively. We also recorded approximately $5.4 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 30, 2004, with the participation of our management, our Chief Executive Officer and Acting Chief Financial Officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Acting Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          During the six months ended September 30, 2004, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

          Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.

Knight Bridging Korea v. Infogrames, Inc. et al.

          On September 16, 2002, KBK, a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline, a subsidiary of Interplay, and us in Superior Court of California, Orange County (the “Court”). KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The complaint further alleges that Gamesonline and we conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The complaint alleges the following causes of action against us: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action.

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

          KBK has purported to serve in Korea an entity it called “Atari Korea” with a Summons and Complaint in this case. Atari Korea Ltd. filed a Motion to Quash Service based on failure to comply with the terms of the Hague Convention and/or lack of personal jurisdiction over that entity. This motion was granted.

          On or about October 1, 2004, KBK’s litigation counsel resigned. On October 8, 2004, we and Atari Interactive filed an ex parte application to strike KBK’s pleadings or, in the alternative, for an order shortening the time to hear such application as noticed motions. The ex parte application was heard and denied on October 11, 2004 but the Court did grant the application for a shortened period of time to hear such application as noticed motions. On October 19, 2004, the Court granted our Motion to Strike KBK’s Pleadings due to the fact that KBK has no counsel to represent it in the litigation and did not file any opposition to the motion. The Court dismissed KBK’s complaint without prejudice. The cross-claims have not been dismissed by the other parties to the litigation. We and Atari Interactive are in discussions with the other parties with respect to same.

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC

          On May 17, 2004, we and Atari Interactive together with Hasbro filed a complaint against Games, its CEO, Ach, and Chicago West Pullman in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended (the “Agreement”). The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “games.com” domain name and certain web site assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games nevertheless continued to use the plaintiffs’ intellectual property. On May 18, 2004, the Court granted a temporary restraining order against Games and Ach and scheduled a preliminary injunction hearing for May 28, 2004, which was postponed until June 11, 2004. Prior to that hearing, Games’ agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case.

          On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its counterclaim, Games alleges that the plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, inter alia, licensing other web sites to use on-line play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.

          On June 23, 2004, the Court ordered that the parties attend a case management conference scheduled for June 29, 2004. At the June 29, 2004, case management conference, Games’ counsel raised issues relating to the plaintiffs’ failure to respond to its discovery requests. The Court directed that the plaintiffs submit a letter brief setting forth its generic objections to Games’ discovery requests. The Court ordered that the plaintiffs’ letter brief be submitted by July 6, 2004 and that Games submit its reply by July 13, 2004. The Court also scheduled a teleconference for July 14, 2004. On July 6, 2004, the plaintiffs submitted their letter brief to the Court and also served Games with its Rule 26(a)(1) initial disclosures and answer to the counterclaim.

          Games’ counsel failed to appear for the July 14, 2004, teleconference and it was adjourned to July 15, 2004. At that teleconference, the Court granted the majority of the plaintiffs’ motion to quash Games’ discovery requests. As a result of the Court’s ruling, the plaintiffs do not have to produce any documents that were created on or before March 31, 2004, any documents relating to derivative games, or any documents relating to any license agreements with third parties concerning derivative games, downloads, or streaming.

          On July 16, 2004, it came to the plaintiffs’ attention that, in flagrant violation of the preliminary injunction, Games had issued a press release on July 13, 2004, that erroneously stated that Games owned the “games.com” web site and that it had an exclusive license to certain Atari and Hasbro games. The plaintiffs immediately brought the erroneous press release to the attention of Games’ counsel. On that same day, Games replaced the erroneous press release with a corrected press release, but refused to issue a corrective press release explaining that it in fact did not own either the web site or have any license to Atari and Hasbro games. On July 19, 2004, the plaintiffs brought this to the attention of the Court, who ordered that a corrective press release be issued, but approved language submitted by Games’ counsel.

          On September 3, 2004, in a teleconference with the Court, Games requested from the Court that the plaintiffs be ordered to produce agreements with third parties from the first quarter of 2004 concerning online play of certain Atari and Hasbro games. During that same teleconference, the plaintiffs sought permission to move to dismiss the counterclaims against Atari Interactive and Hasbro. On September 8, 2004, the Court broadened the scope of discovery to include documents regarding contracts and negotiations between us and Hasbro and third parties between January 1, 2004 and March 31, 2004 regarding online play of the original classic versions of the games. The Court also set a schedule for the plaintiffs’ motion to dismiss the Counterclaims, which has been fully submitted and is under judicial deliberation.

          On October 4, 2004, it came to the plaintiffs’ attention that, once again, Games was in flagrant violation of the preliminary injunction because it represented in its Form 10-KSB filing dated October 1, 2004, that Games owned the domain name “games.com” and that it had an exclusive license to certain Hasbro and Atari games. The plaintiffs immediately brought this to the attention of Games’ counsel, who represented that certain, but not all, statements would be amended. But Games did not amend its Form 10-KSB. Accordingly, the plaintiffs sought permission to move for contempt for violation of the preliminary injunction.

          On October 14, 2004, in a teleconference with the Court, the Court granted the plaintiffs’ request to move for contempt, and ordered that the parties brief that motion on the same schedule as the briefing schedule for motions for summary judgment. The Court also reset the schedule for this case. All discovery is to be completed by November 12, 2004, opening briefs on summary judgment are due on November 29, 2004, answering papers are due on December 13, 2004, and reply papers are due on December 20, 2004. Oral argument for summary judgment is scheduled for January 10, 2004. The Court did not set a date for trial, which had previously been scheduled for November 29, 2004. The parties have completed document production and are in the process of taking depositions of witnesses.

Atari, Inc., Electronic Arts, Inc. and Vivendi Universal Games, Inc. v. 321 Studios, LLC

          On June 14, 2004, we, Electronic Arts, and Vivendi filed a lawsuit against 321 Studios, in U.S. District Court for the Southern District of New York. We, Electronic Arts, and Vivendi alleged that 321 Studios violated the Digital Millennium Copyright Act because its Games X Copy software circumvents copy protection technology embedded on video game CDs and DVDs. We, Electronic Arts, and Vivendi filed a Preliminary Injunction Motion on July 1, 2004. 321 Studios has not answered the Complaint nor has it responded to the Preliminary Injunction Motion. The litigation is being coordinated by the ESA (the Entertainment Software Association) and the costs associated with the litigation are being paid by the ESA. The parties have been negotiating settlement terms and are close to finalizing same.

American Video Graphics, L.P., v. Electronic Arts, Inc. et al.

          On August 23, 2004, American Video Graphics, L.P. filed a lawsuit against us, Electronic Arts, Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision Inc., THQ, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED). We were served with the Summons and Complaint on September 7, 2004. The complaint alleges infringement of US Patent No. 4,734,690 (method and apparatus for spherical panning) and seeks unspecified damages. We were served with a First Amended Complaint on or about October 7, 2004, which amended the original complaint to properly name certain of the other defendants in the suit. On or about November 8, 2004, we filed our answer to such complaint.

Item 4. Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Stockholders was held on September 14, 2004. Of the 121,275,614 shares of common stock outstanding and entitled to vote at the Annual Meeting, 106,023,257 shares were present in person or by proxy, each entitled to one vote on each matter to come before the meeting. The matters acted upon at our 2004 Annual Meeting of Stockholders, and the voting tabulation for each such matter are as follows:

          Proposal 1. To reclassify the Board of Directors by electing (a) three Class I directors to hold office until the 2005 Annual Meeting of Stockholders, (b) three Class II directors to hold office until the 2006 Annual Meeting of Stockholders, and (c) three Class III directors to hold office until the 2007 Annual Meeting of Stockholders.

	For	Withheld
CLASS I
Thomas A. Heymann	100,435,476	5,587,781
Thomas J. Mitchell	105,158,869	864,388
Thomas Schmider	100,615,251	5,408,006

CLASS II
James Ackerly	104,371,164	1,652,093
Denis Guyennot	100,611,703	5,411,554
Ann E. Kronen	100,545,319	5,477,938

CLASS III
Bruno Bonnell	99,707,635	6,315,622
James Caparro	105,159,224	864,033
David C. Ward	100,645,379	5,377,878

* With respect to the election of directors, there were no abstentions or broker non-votes because, pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the four nominees named.

          Proposal 2. To amend the Company’s 2000 Stock Incentive Plan to increase, effective as of the calendar year commencing January 1, 2004, the per participant grant limit with respect to stock options and stock appreciation rights from 1,500,000 to 2,000,000 underlying shares per calendar year.

For	Against	Abstain	Non-Votes
84,463,544	6,585,495	29,118	14,945,100

          Proposal 3. To ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending March 31, 2005.

For	Against	Abstain
105,756,697	244,967	21,593

Item 6. Exhibits

(a)	Exhibits

10.1	Third Amendment to the Atari, Inc. 2000 Stock Incentive Plan, as adopted at the 2004 Annual Meeting of Stockholders.*

31.1	Chief Executive Officer and acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consultant Agreement with Ann Kronen, dated as of July 1, 2004.*

99.2	Ninth Amendment to Credit Agreement, dated as of October 5, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

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
Date: November 9, 2004