Form 10-Q
period 2004-12-31
ATARI INC
filed 2005-02-09
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes ☑ No ☐

     As of February 7, 2005, there were 121,294,592 of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
DECEMBER 31, 2004 QUARTERLY REPORT ON FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2004 (unaudited)	3

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended December 31, 2003 and 2004 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2003 and 2004 (unaudited)	5

Consolidated Statements of Stockholders’ Equity for the Year Ended March 31, 2004 and Nine Months Ended December 31, 2004 (unaudited)	7

Notes to the Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 6. Exhibits	41

Signature	42
OBLIGATION ASSIGNMENT AND SECURITY AGREEMENT
SECURED PROMISSORY NOTE
TERMINATION AND GENERAL RELEASE AGREEMENT
EMPLOYMENT AGREEMENT
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION
TENTH AMENDMENT TO CREDIT AGREEMENT
ELEVENTH AMENDMENT TO CREDIT AGREEMENT
TERM EXTENSION TO XBOX PUBLISHER LICENSE AGREEMENT
AMENDMENT SEVEN TO THE SUBLICENSE AGREEMENT
CONSULTANT AGREEMENT WITH ANN KRONEN

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2004
		(unaudited)
ASSETS
Current assets:
Cash	$9,621	$14,710
Receivables, net	37,707	78,782
Inventories, net	27,520	28,622
Income taxes receivable	2,320	1,514
Due from related parties	4,175	1,007
Prepaid expenses and other current assets	12,465	14,965
Related party notes receivable	8,571	20,830

Total current assets	102,379	160,430
Property and equipment, net	13,267	9,661
Goodwill, net of accumulated amortization of $26,116 in both periods	70,224	70,224
Other intangible assets, net of accumulated amortization of $1,294 and $1,800, at March 31, 2004 and December 31, 2004, respectively	1,406	900
Other assets	6,680	9,026

Total assets	$193,956	$250,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,837	$43,355
Accrued liabilities	15,886	32,831
Royalties payable	14,481	20,048
Income taxes payable	450	1,089
Short-term deferred income	2,107	77
Due to related parties	6,704	22,368

Total current liabilities	77,465	119,768
Deferred income	555	497
Other long-term liabilities	873	880

Total liabilities	78,893	121,145

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,231 and 121,295 shares issued and outstanding at March 31, 2004 and December 31, 2004, respectively	1,212	1,213
Additional paid-in capital	735,964	736,190
Accumulated deficit	(625,436)	(610,665)
Accumulated other comprehensive income	3,323	2,358

Total stockholders’ equity	115,063	129,096

Total liabilities and stockholders’ equity	$193,956	$250,241

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2003	2004	2003	2004
Net revenues	$190,607	$161,759	$402,540	$343,446
Cost of goods sold	93,916	89,638	202,712	182,519

Gross profit	96,691	72,121	199,828	160,927
Selling and distribution expenses	37,339	20,553	71,270	53,560
General and administrative expenses	8,067	10,155	25,377	28,311
Research and development	26,928	18,462	72,734	54,508
Gain on sale of development project to a related party	(3,744)	—	(3,744)	—
Depreciation and amortization	2,811	3,053	6,757	8,434

Operating income	25,290	19,898	27,434	16,114
Interest (expense) income, net	(453)	94	(7,215)	(608)
Other (expense) income	(1,737)	(10)	(2,077)	23

Income before provision for income taxes	23,100	19,982	18,142	15,529
Provision for income taxes	81	376	63	758

Net income	$23,019	$19,606	$18,079	$14,771

Dividend to parent	—	—	(39,351)	—

Income (loss) attributable to common stockholders	$23,019	$19,606	$(21,272)	$14,771

Basic and diluted income (loss) attributable to common stockholders per share	$0.19	$0.16	$(0.24)	$0.12

Basic weighted average shares outstanding	121,170	121,283	88,981	121,269

Diluted weighted average shares outstanding	121,325	121,376	88,981	121,412

Net income	$23,019	$19,606	$18,079	$14,771
Other comprehensive income:
Foreign currency translation adjustments	(99)	(100)	(7)	(106)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	(859)

Comprehensive income	$22,920	$19,506	$18,072	$13,806

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,079	$14,771
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,757	8,434
Recognition of deferred income	(3,557)	(2,087)
Modification of stock options previously granted	—	139
Loss on transfer of investment held at cost	1,750	—
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	(859)
Amortization of discount on related party debt	1,339	—
Accrued interest	1,860	26
Amortization of deferred financing fees	2,149	616
Write-off of property and equipment	37	204
Changes in operating assets and liabilities:
Receivables, net	(53,325)	(41,070)
Inventories, net	(5,048)	(1,097)
Due from related parties	(7,783)	3,181
Due to related parties	(5,325)	15,565
Prepaid expenses and other current assets	5,596	(2,924)
Accounts payable	23,979	5,504
Accrued liabilities	2,813	16,658
Royalties payable	7,114	5,567
Income taxes payable	(711)	628
Income taxes receivable	2	806
Other long-term liabilities	(231)	(181)
Other assets	(637)	(4,988)

Net cash (used in) provided by operating activities	(5,142)	18,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,040)	(1,624)
Proceeds from sale of property and equipment	—	21
Repayment of short-term notes receivable from related party	—	1,317
Transfer and assignment of short-term notes receivable from related party	—	7,254
Issuance of secured promissory note	—	(23,059)
Repayment of secured promissory note, net	—	2,229
Advances to related parties	(14,368)	—

Net cash (used in) investing activities	(18,408)	(13,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under General Electric Capital Corporation Senior Credit Facility, net	(3,771)	—
Proceeds from exercise of stock options	448	88
Net proceeds from public stock offering	34,894	—
Payments under capitalized lease obligation	—	(73)
Proceeds from employee stock purchase plan	103	—

Net cash provided by financing activities	31,674	15
Effect of exchange rates on cash	101	43

Net increase in cash	8,225	5,089
Cash — beginning of fiscal period	815	9,621

Cash — end of fiscal period	$9,040	$14,710

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2003	2004
SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF OPERATING ACTIVITIES:
Cash paid for interest	$5,738	$379
Cash paid for taxes	$730	$—
Income tax refunds	$—	$731

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of Atari license for 2,000 shares of common stock	$8,500	$—
Capital lease obligation for computer equipment	$—	$391

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Net debt exchanged for 39,030 shares of common stock:
Related party debt, revolving credit facility and related party medium-term loan
prior to recapitalization of debt	$212,429	$—
Less: Offset of advances to related parties against related party debt	46,552	—

Net debt exchanged for common stock	$165,877	$—

Issuance of shares in lieu of partial royalty payment	$1,199	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2003	69,920	$699	$486,053	$(586,851)	$3,181	$(96,918)
Issuance of common stock pursuant to employee stock purchase plan	47	1	103	—	—	104
Exercise of stock options	120	1	517	—	—	518
Net income	—	—	—	766	—	766
Foreign currency translation adjustment	—	—	—	—	142	142
Cashless exercise of warrants	13	—	—	—	—	—
Issuance of common stock in lieu of partial royalty payment	280	3	1,196	—	—	1,199
Issuance of 39,030 common shares as part of the Company’s recapitalization in exchange for cancellation of related party debt, related party credit facility and related party medium-term loan	39,030	390	165,487	—	—	165,877
Dividend to parent as part of the recapitalization of related party debt to common shares	—	—	39,351	(39,351)	—	—
Issuance of 2,000 common shares for license of the Atari name	2,000	20	8,480	—	—	8,500
Issuance of 9,821 common shares in secondary offering, net of expenses	9,821	98	34,777	—	—	34,875

Balance, March 31, 2004	121,231	1,212	735,964	(625,436)	3,323	115,063
Net income	—	—	—	14,771	—	14,771
Foreign currency translation adjustment	—	—	—	—	(106)	(106)
Cashless exercise of warrants	44	1	(1)	—	—	—
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)	(859)
Exercise of stock options	20	—	40	—	—	40
Issuance of stock options to related party	—	—	48	—	—	48
Modification of stock options previously granted	—	—	139	—	—	139

Balance, December 31, 2004 (unaudited)	121,295	$1,213	$736,190	$(610,665)	$2,358	$129,096

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

          Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States, Canada and their territories and possessions. At December 31, 2004, IESA owns approximately 61% of us directly and through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”) and its majority-owned subsidiary Atari Interactive, Inc. (“Atari Interactive”). As of the date of this filing, IESA’s ownership has been reduced to approximately 52% (see Note 7).

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

     Goodwill and Other Intangible Assets

          Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, eliminated goodwill amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Intangible assets with finite lives are amortized over their useful lives. As of March 31, 2004, we performed our annual fair-value based assessment which did not result in any impairment of goodwill or intangibles. As of December 31, 2004, we do not believe that there are any indications of impairment of goodwill or intangibles. However, future changes in the facts and circumstances relating to our goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

          Other intangible assets approximate $1.4 million and $0.9 million, net of accumulated amortization of $1.3 million and $1.8 million at March 31, 2004 and December 31, 2004, respectively.

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

          Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and development expenses.

     Licenses

          Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with the third party. If significant obligations remain, the asset is capitalized when payments are due as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales. Management evaluates the carrying value of these capitalized licenses and records an impairment charge (as research and development expense) in the period management determines that such capitalized amounts are not expected to be realized.

     Income Taxes

          We account for income taxes using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. We record an allowance to reduce tax assets to an estimated realizable amount. We monitor our tax liability on an estimated quarterly basis and record the estimated tax obligation based on our current year-to-date taxable income and expectations of the full year results.

     Income (Loss) Attributable to Common Stockholders Per Share

          Basic income (loss) attributable to common stockholders per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted income (loss) attributable to common stockholders per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, restricted stock awards, warrants using the treasury stock method and other convertible securities. The following is a reconciliation of basic and diluted income (loss) attributable to common stockholders per share (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2003	2004	2003	2004
Basic and diluted earnings per share calculation:
Net income	$23,019	$19,606	$18,079	$14,771
Dividend to parent	—	—	(39,351)	—

Income (loss) attributable to common stockholders	$23,019	$19,606	$(21,272)	$14,771

Basic weighted average shares outstanding	121,170	121,283	88,981	121,269

Basic income (loss) attributable to common stockholders per share	$0.19	$0.16	$(0.24)	$0.12

Diluted earnings per share calculation:
Net income	$23,019	$19,606	$18,079	$14,771
Dividend to parent	—	—	(39,351)	—

Income (loss) attributable to common stockholders	$23,019	$19,606	$(21,272)	$14,771

Weighted average shares outstanding	121,170	121,283	88,981	121,269
Dilutive potential common shares:
Employee stock options and warrants	155	93	—	143

Diluted weighted average shares outstanding	121,325	121,376	88,981	121,412

Diluted income (loss) attributable to common stockholders per share	$0.19	$0.16	$(0.24)	$0.12

          The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months and nine months ended December 31, 2003 was 7,034,000 and 13,019,000, respectively. The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months and nine months ended December 31, 2004 was 8,889,000 and 6,766,000, respectively. For the three months ended December 31, 2003 and the three months and nine months ended December 31, 2004, the antidilutive shares result from stock options and warrants in which the exercise price is greater than the average market price of the common shares during the period. For the nine months ended December 31, 2003, the shares were antidilutive due to the loss attributable to common stockholders for the period.

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

          At December 31, 2004, we had three stock option plans. No compensation cost is reflected in net income as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the income (loss) attributable to common stockholders and income (loss) attributable to common stockholders per share if we had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2003	2004	2003	2004
Net income:
Basic and diluted — as reported	$23,019	$19,606	$18,079	$14,771
Plus: Fair value of stock-based employee compensation expense, net of related tax effects	(1,668)	(1,340)	(4,523)	(3,753)

Basic and diluted — pro forma net income	21,351	18,266	13,556	11,018
Dividend to parent	—	—	(39,351)	—

Basic and diluted – pro forma income (loss) attributable to common stockholders	$21,351	$18,266	$(25,795)	$11,018

Income (loss) attributable to common stockholders per share:
Basic and diluted attributable to common stockholders – as reported	$0.19	$0.16	$(0.24)	$0.12
Basic and diluted attributable to common stockholders – pro forma	$0.18	$0.15	$(0.29)	$0.09

          The fair market value of options granted under stock option plans during the three months and nine months ended December 31, 2003 and 2004 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2003	2004	2003	2004
Dividend yield	0%	0%	0%	0%
Anticipated volatility	123%	255%	122%	255%
Weighted average risk-free interest rate	3.00%	3.40%	2.78%	3.40%
Expected lives	4 years	4 years	4 years	4 years

     Recent Accounting Pronouncements

          In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach to accounting in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as based on their fair values. Currently we account for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition in the financial statements. Statement 123(R) is effective for quarters beginning after June 15, 2005. The Statement offers several alternatives for implementation. At this time, management has not made a decision as to the alternative it may select.

          In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment of APB No. 43, Chapter 4. The amendments made by Statement No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We have determined that adoption of SFAS No. 151 will have no material effect on our financial position and results of operations.

NOTE 2 – RECAPITALIZATION AND OTHER CORPORATE MATTERS

          During September 2003, we entered into a series of transactions to restructure our debt and equity through a recapitalization of debt (“Recapitalization”) and a secondary public offering of common stock (“Offering”). In conjunction with the recapitalization of debt, we secured long-term rights to the Atari name (“Atari License”).

     Recapitalization

          In September 2003, we, IESA, and CUSH entered into an agreement (“Recapitalization Agreement”) resulting in the exchange of all of our net related party debt with IESA and certain of its wholly-owned subsidiaries totaling $165.9 million into 39,029,877 shares of our common stock immediately prior to the Offering. Accordingly, at March 31, 2004 and December 31, 2004, no amounts remain outstanding in Advances to Related Parties, Current Portion of Related Party Medium-Term Loan, Related Party Credit Facility and Related Party Debt. However, we had $8.6 million in related party notes receivable outstanding at March 31, 2004, which arose after the Recapitalization and are related to certain other transactions. In November 2004, we converted the remaining outstanding portion of these notes in addition to $15.7 million of related party royalty receivables into a secured promissory note, which, as of December 31, 2004, was approximately $20.8 million (see Note 6). These notes are permitted by the GECC senior credit facility (see Note 9).

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

     Atari License

          In connection with the Recapitalization Agreement, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair market value of the shares issued, which is being amortized at the rate of approximately $0.3 million per month. The monthly amortization is based on the total estimated cost to be incurred by us over the ten-year license period. At December 31, 2004, $3.4 million of this deferred charge is included in Prepaid Expenses and Other Current Assets with the remaining $0.8 million, net of $4.3 million of amortization, included in Other Assets. As part of the secured promissory note due from Atari Interactive entered into in November 2004 (see Note 6), the 2,000,000 shares have been pledged as collateral should Atari Interactive default on payment of the secured promissory note.

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

NOTE 3 – RECEIVABLES, NET

          Receivables consist of the following (in thousands):

	March 31,	December 31,
	2004	2004
Trade accounts receivable	$73,986	$116,609
Less: Allowances for bad debts, returns, price protection and other customer promotional programs	(36,279)	(37,827)

	$37,707	$78,782

NOTE 4 – INVENTORIES, NET

          Inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2004
Finished goods	$26,790	$27,031
Return inventory	1,964	3,416
Raw materials	911	302

	29,665	30,749
Less: Obsolescence reserve	(2,145)	(2,127)

	$27,520	$28,622

NOTE 5 – ACCRUED LIABILITIES

          Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2004	2004
Accrued third-party license and development expenses	$1,491	$12,221
Accrued advertising	3,036	6,078
Accrued distribution services	1,848	4,465
Accrued salary and related costs	4,579	4,192
Accrued freight and processing fees	989	1,469
Accrued professional fees and other services	1,295	1,428
Customer deposits	—	463
Other	2,648	2,515

	$15,886	$32,831

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Notes Receivable

          On March 31, 2004, Atari Interactive and Paradigm, respectively, issued to us related party notes receivable (as described in (1) and (2) below) which bore interest, prior to default, at prime plus 1.25%.

          As of September 30, 2004, Atari Interactive and Paradigm had amounts past due related to these notes of approximately $5.6 million. We renegotiated the payments of and security for these related party notes receivable as of November 3, 2004. For a description of the renegotiated terms, see below.

          Related party notes receivable consist of the following amounts (in thousands):

	March 31,	December 31,
	2004	2004
Related party note receivable – Atari Interactive (1)	$5,122	$—
Related party note receivable – Atari Interactive (2)	2,620	—
Related party note receivable – Paradigm (2)	829	—
Secured promissory note – Atari Interactive (3)	—	20,830

Total related party notes receivable	$8,571	$20,830

(1) This note was payable at the earlier of the release of certain development projects to the public or December 31, 2004. One project was released to the public on September 14, 2004. On September 30, 2004, we offset royalties due to Atari Interactive of approximately $1.3 million against the portion of the principal that was past due. The outstanding balance of this note as of September 30, 2004 was $3.8 million, of which $2.2 million was past due. The outstanding balance was converted to a secured promissory note from Atari Interactive on November 3, 2004 (see (3) below).

(2) The Atari Interactive note and the Paradigm note were payable on September 30, 2004. The balance of the Atari Interactive note was converted to a secured promissory note. The balance of the Paradigm note was assigned to Atari Interactive and subsequently transferred to a secured promissory note from Atari Interactive on November 3, 2004 (see (3) below).

(3) As at September 30, 2004, royalty payments past due to us by IESA under our existing distribution agreement (see Royalty Agreement below) for the period then ended amounted to approximately $15.7 million. In addition, as at that same date, amounts past due to us by Atari Interactive and Paradigm, respectively (see above), amounted to approximately $4.8 million and to $0.8 million, in respect of related party notes receivable (see (1) and (2) above).

On November 3, 2004, we entered into an agreement with IESA and several of its subsidiaries under which, in lieu of receiving payment on the past due amounts, we transferred the amounts due to us from IESA and Paradigm to Atari Interactive in exchange for a secured promissory note (the “Secured Note”) from Atari Interactive that also includes in the initial principal amount the sums past due to us from Atari Interactive and a $1.6 million note payment that would have been due from Atari Interactive on December 31, 2004, and interest on those amounts of approximately $0.1 million. Specifically, the Secured Note has a principal amount of approximately $23.1 million, will mature on March 31, 2005, bears annual interest at the prime rate plus 3.25%, and is secured by 2,000,000 shares of our common stock owned and pledged by Atari Interactive and by the rights, as owner, to the “Atari” trademark and the “Fuji” logo in North America for specific uses (collectively, the “Collateral”). The “Atari” trademark and “Fuji” logo currently are owned by Atari Interactive and licensed to us through 2013 under the terms of the Trademark License Agreement, dated September 4, 2003 (see Note 2). The Secured Note allows for the netting of sums currently due to us with IESA and several of its subsidiaries. As of December 31, 2004, a net related party payable balance of $2.6 million was netted against the Secured Note, offset by interest income of $0.3 million added to the Secured Note. As of December 31, 2004, we have approximately $22.4 million due to IESA and certain of its subsidiaries, which we may offset against amounts outstanding under the Secured Note. Based on our projections of amounts payable to Atari Interactive, IESA, and certain of its other subsidiaries, we anticipate that on March 31, 2005, the Secured Note will be repaid through the offset of those amounts.

          For the three months and nine months ended December 31, 2004, $0.1 million and $0.3 million, respectively, of interest income has been earned on the related party notes receivable with Atari Interactive and Paradigm. This interest was outstanding as of November 3, 2004 and was consolidated into the Secured Note. Subsequent to November 3, 2004, $0.3 million of interest income was earned on the Secured Note and was added to the outstanding Secured Note balance.

     Royalty Agreement

          Royalties transactions are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2003	2004	2003	2004
Income (expense)
Royalty income (1)	$9,984	$721	$27,237	$17,011
Royalty expense (2)	(747)	(4,152)	(1,070)	(4,025)

Net royalty income (expense)	$9,237	$(3,431)	$26,167	$12,986

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

          As of March 31, 2004 and December 31, 2004, the following amounts are outstanding with regard to related party royalty transactions and are included in due from and due to related parties (in thousands):

	March 31,	December 31,
	2004	2004
Royalties due from IESA	$3,564	$355
Royalties due to IESA	—	(4,508)

Net royalties receivable (payable)	$3,564	$(4,153)

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

Gain on sale of development project to a related party

          During the third quarter of the prior year, we sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The project involved a license owned by Atari Interactive for which development rights were transferred to us in the fourth quarter of fiscal 2003 at no cost to us. Management believes that the value of the development rights was minimal at the time of transfer. The sales price to Atari Interactive was equal to the development costs incurred by us, which were expensed during the period of development, principally in the first six months of fiscal 2004. The sale was initiated as a result of concerns expressed by the original third party licensor relating to our development efforts.

NOTE 7 – PARENT LIQUIDITY

     As of the date of this report, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including, (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA's current ability to, among other things, fund its subsidiaries' operations is diminished. There can be no assurance that IESA will complete such actions to assure its future financial stability.

     If IESA is unable to complete its action plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries' video game development operations, including that of Atari Interactive. Pursuant to our GECC senior credit facility, we are prohibited from making advances to Atari Interactive. Therefore, our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. Such a reduction of our revenues, among other things, could result in a breach of one or more of the covenants contained in our senior credit facility with GECC. If the above contingencies occurred, we probably would be forced to take actions that, could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.

     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and their territories and possessions, and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we market in the United States and Canada. Atari Interactive is the source of approximately 31% of our net revenue and we generate approximately 5% of our net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions. Also, pursuant to the Secured Note payable as of March 31, 2005, as detailed in Note 6 above, at December 31, 2004, Atari Interactive owes us approximately $20.8 million (subject to further interest accrual and nettings). As of December 31, 2004, we have approximately $22.4 million due to IESA and certain of its subsidiaries, which we may offset against amounts outstanding under the Secured Note. Based on our projections of amounts payable to Atari Interactive, IESA, and certain of its other subsidiaries, we anticipate that on March 31, 2005, the Secured Note will be repaid through the offset of those amounts.

     Additionally, though Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of, IESA’s indebtedness, because IESA owns the majority of our stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues, it may taint our relationship with our suppliers and distributors, damage our business reputation, and otherwise impair our ability to raise and generate capital. IESA continues to focus on ways to address and improve its financial situation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

     During the nine months ended December 31, 2004, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

     Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.

Knight Bridging Korea v. Infogrames, Inc. et al.

          On September 16, 2002, Knight Bridging Korea Co., Ltd. (“KBK”), a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc. (“Gamesonline), a subsidiary of Interplay

Entertainment Corp. (“Interplay”), and us in Superior Court of California, Orange County (the “Court”). KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The complaint further alleges that Gamesonline and we conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The complaint alleges the following causes of action against us: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The complaint seeks $98.8 million for each of these causes of action.

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

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC

     On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc. (“Games”), its CEO, Roger W. Ach II (“Ach”), and Chicago West Pullman LLC (“Chicago West Pullman”) in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. We, Atari Interactive, and Hasbro (“the plaintiffs”) allege that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended (the “Agreement”). The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “games.com” domain name and certain web site assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games nevertheless continued to use the plaintiffs’ intellectual property. On May 18, 2004, the Court granted a temporary restraining order against Games and Ach and scheduled a preliminary injunction hearing for May 28, 2004, which was postponed until June 11, 2004. Prior to that hearing, Games’ agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case.

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

     On October 14, 2004, in a teleconference with the Court, the Court granted the plaintiffs’ request to move for contempt, and ordered that the parties brief that motion on the same schedule as the briefing schedule for motions for summary judgment. The Court also reset the schedule for this case. The Court ordered that all discovery be completed by November 12, 2004, that opening briefs on summary judgment be filed by November 29, 2004, that answering papers be filed on December 13, 2004, and that reply papers be filed on December 20, 2004. The parties completed discovery, and the plaintiffs filed their motion for summary judgement and motion for contempt sanctions, on November 29, 2004. The Court held oral argument on these motions on January 12, 2005 and we await the Court’s decision.

Atari, Inc., Electronic Arts, Inc. and Vivendi Universal Games, Inc. v. 321 Studios, LLC

     On June 14, 2004, we, Electronic Arts, Inc. (“Electronic Arts”), and Vivendi Universal Games, Inc. (“Vivendi”) filed a lawsuit against 321 Studios, LLC (“321 Studios”), in U.S. District Court for the Southern District of New York. We, Electronic Arts, and Vivendi alleged that 321 Studios violated the Digital Millennium Copyright Act because its Games X Copy software circumvents copy protection technology embedded on video game CDs and DVDs. We, Electronic Arts, and Vivendi filed a Preliminary Injunction Motion on July 1, 2004. 321 Studios did not answer the Complaint and did not respond to the Preliminary Injunction Motion. On December 14, 2004 the case was settled, with the parties executing a Settlement Agreement and the court entering a Final Judgment and Permanent Injunction. Pursuant to the settlement, 321 Studios agreed to permanently cease manufacturing, distributing and selling Games X Copy software. The litigation and settlement was coordinated by the ESA (the Entertainment Software Association) and the costs associated therewith were paid by the ESA.

American Video Graphics, L.P., v. Electronic Arts, Inc. et al.

     On August 23, 2004, American Video Graphics, L.P. filed a lawsuit against us, Electronic Arts, Take-Two Interactive Software, Inc., Ubi Soft, Activision Inc., THQ, Inc., Vivendi, Sega of America, Inc., Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED). We were served with the Summons and Complaint on September 7, 2004. The complaint alleges infringement of US Patent No. 4,734,690 (method and apparatus for spherical panning) and seeks unspecified damages. We were served with a First Amended Complaint on or about October 7, 2004, which amended the original complaint to properly name certain of the other defendants in the suit. We filed our answer to such complaint on November 8, 2004. Discovery is ongoing.

iEntertainment Network, Inc. v. Epic Games, Inc., Atari, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.

     On December 22, 2004, we were served with a complaint by iEntertainment, Inc. The complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1)) and names the following defendants: us, Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The complaint alleges infringement of US Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. We intend to answer the complaint.

Codemasters, Inc. v. Atari, Inc.

     On January 13, 2005, we were served with a Complaint by Codemasters, Inc. (“Codemasters”). The complaint has been filed in New York Supreme Court, County of New York. The causes of action arise out of contractual disputes regarding payments owed by each party to the other. Codemasters’ causes of action include breach of contract, failure to respond to submitted statements of account and unjust enrichment. Codemasters is seeking relief in the amount of $931,050.09 and such other relief as may be just and proper, including interests, costs associated with the suit. We intend to answer the complaint.

NOTE 9 – DEBT

Credit Facilities

     GECC Senior Credit Facility

     On November 12, 2002 (last amended January 12, 2005), we obtained a 30-month $50.0 million senior credit facility with GECC to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm, each a related party. Loans under the senior credit facility are based on a borrowing base comprised of the value of our accounts receivable and short-term marketable securities. The senior credit facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and we paid $0.6 million as an initial commitment fee at closing. The senior credit facility contains certain financial covenants and originally named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the senior credit facility are secured by our assets. As of December 31, 2004, no borrowings or letters of credit are outstanding under the senior credit facility. As of December 31, 2004, a nominal amount of accrued interest is included in accrued liabilities and we were in compliance with all financial covenants, as amended.

     Under an amendment to the senior credit facility, dated December 23, 2003, Atari Interactive and Paradigm have been removed as guarantors. Furthermore, under the amendment, we are no longer permitted to fund advances to Atari Interactive and Paradigm unless otherwise approved by GECC. All outstanding related party notes receivable have been approved, as well as the renegotiated debt arrangement with Atari Interactive and Paradigm (see Note 6).

     As currently projected, we will be in breach of our fourth quarter financial covenants under the senior credit facility. We plan to secure all necessary waivers or amendments prior to the filing of our March 31, 2005 annual report. However, no assurance can be given that all necessary waivers or amendments will be secured in a timely manner, if at all.

     The senior credit facility expires on May 12, 2005 (if not otherwise extended). We plan to secure an equivalent credit arrangement with either GECC or another lender. However, no assurance can be given that another facility will be secured in a timely manner, if at all, or on terms acceptable to us.

NOTE 10 – OPERATIONS BY REPORTABLE SEGMENTS

     We have three reportable segments: publishing, distribution and corporate. Publishing is comprised of two studios located in Santa Monica, California, and Beverly, Massachusetts. Closed in March 2004, the Minnesota studio was included in December 31, 2003 figures. Distribution consists of the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded to the publishing and distribution segments. This amount consists of depreciation on computers and office furniture at the publishing unit. Historically, we do not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

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

     The following unaudited summary represents the consolidated net revenues, operating income (loss), depreciation and amortization and interest by reportable segment for the three months and nine months ended December 31, 2003 and 2004 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended December 31, 2003:
Net revenues	$174,368	$16,239	$—	$190,607
Operating income (loss)	28,729	2,905	(6,344)	25,290
Depreciation and amortization	(1,001)	(2)	(1,808)	(2,811)
Interest (expense)	—	—	(453)	(453)
Three months ended December 31, 2004:
Net revenues	$143,254	$18,505	$—	$161,759
Operating income (loss)	26,961	2,601	(9,664)	19,898
Depreciation and amortization	(704)	—	(2,349)	(3,053)
Interest income	—	—	94	94

Nine months ended December 31, 2003:
Net revenues	$354,976	$47,564	$—	$402,540
Operating income (loss)	38,841	8,699	(20,106)	27,434
Depreciation and amortization	(2,916)	(185)	(3,656)	(6,757)
Interest income (expense)	—	22	(7,237)	(7,215)
Nine months ended December 31, 2004:
Net revenues	$300,953	$42,493	$—	$343,446
Operating income (loss)	35,641	10,587	(30,114)	16,114

	Publishing	Distribution	Corporate	Total
Depreciation and amortization	(2,557)	—	(5,877)	(8,434)
Interest (expense)	—	—	(608)	(608)

NOTE 11 – INCOME TAXES

     As of December 31, 2004, we have combined net operating loss carryforwards of approximately $452.3 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2024. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

     During the nine months ended December 31, 2004, we recorded a provision of approximately $0.2 million for a potential tax expense related to our UK subsidiary, and the remaining balance consists principally of provisions for state and federal alternative minimum taxes. For the nine months ended December 31, 2003, a provision for income taxes of $0.1 million was recorded.

NOTE 12 – ODDWORLD TRANSACTION

     On December 19, 2003, we and Oddworld Inhabitants, Inc. (“Oddworld”), a developer, entered into a Settlement and Release Agreement (“Oddworld Agreement”), which provided for, among other things, the exchange of our licensed publishing rights and preferred stock investment (carried at $3.5 million) in the developer in return for a release of Oddworld’s interest in $1.8 million in publishing royalties previously advanced to us by Microsoft Corporation (“Microsoft”).

     As part of the transaction, we amended our existing Microsoft/Oddworld License Agreement, which, among other things, provided that we retain, without any ongoing obligations, $3.5 million of non-refundable publishing royalties previously advanced by Microsoft. The foregoing transactions resulted in the recognition of $3.5 million of royalties which were previously deferred and an impairment charge on the disposition of our preferred stock investment in Oddworld of $1.7 million. The charge was included in Other (Expense) Income and the royalty was included in net revenues in the accompanying Consolidated Statement of Operations for the three months and nine months ended December 31, 2003.

NOTE 13 – SUBSEQUENT EVENTS

     On February 9, 2005, we announced the closure of our publishing studios located in Santa Monica, California and Beverly, Massachusetts, and the relocation of the functions handled by those studios to our corporate headquarters in New York. We anticipate recording a restructuring reserve during our fiscal 2005 fourth quarter to reflect severance packages, lease obligations and other related items.

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

     The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, Target, Best Buy and GameStop accounted for approximately 25.6%, 12.3%, 10.2% and 7.2%, respectively, of net revenues for the nine months ended December 31, 2004.

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

Company Reorganization

     On February 9, 2005, we announced the decision to redefine our cost structure with a stronger emphasis on product development and marketing. As a result, we are closing our publishing studios located in Santa Monica, California and Beverly, Massachusetts, and will relocate the functions handled by those studios to our corporate headquarters in New York. We are also assessing our asset portfolio and anticipate divestitures of certain non-core assets. We anticipate that the closures, recent senior management changes and potential divestitures will result in a reduction in annualized general and administrative expenses. We also expect to record a restructuring reserve during our fiscal 2005 fourth quarter to reflect severance packages, lease obligations and other related items.

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

     For the three months ended December 31, 2003 and 2004, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $36.3 million and $31.6 million, respectively. For the nine months ended December 31, 2003 and 2004, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $87.2 million and $72.7 million, respectively. As of March 31, 2004 and December 31, 2004, the aggregate reserves against accounts receivables for bad debts, returns, price protection and other customer promotional programs were approximately $36.3 million and $37.8 million, respectively.

Inventories

     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended December 31, 2003 and 2004, we recorded obsolescence expense of approximately $0.3 million and $0.6 million, respectively. For the nine months ended December 31, 2003 and 2004, we recorded obsolescence expense of approximately $0.9 million and $1.7 million, respectively. As of March 31, 2004 and December 31, 2004, the aggregate reserve against inventories was approximately $2.1 million in each period.

External developer royalty advances and milestone payments

     Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing external developer royalty advances (milestone payments) as incurred, treating such costs as research and development expenses. Generally, developers are paid an advance upon the signing of a contract with us. Subsequent payments are due as the specific contractual milestones are met by the developer and approved by us. The timing of when these contracts are entered into and when milestone payments are made could vary significantly from budgeted amounts and, because these payments are expensed as incurred, they could have a material impact on reported results in a given period.

Licenses

     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation for performance remains with the third party. If significant obligations remain, the asset is capitalized when due as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales. Management evaluates the carrying value of these capitalized licenses and records an impairment charge (as research and development expense) in the period management determines that such capitalized amounts are not expected to be realized.

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

     As of December 31, 2004, we have combined net operating loss carryforwards of approximately $452.3 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2011 through 2024. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

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

Results of operations

     Three months ended December 31, 2004 versus the three months ended December 31, 2003

Consolidated Statement of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	December 31,	Revenues	December 31,	Revenues	Increase/
	2003	2003	2004	2004	(Decrease)
Net revenues	$190,607	100.0%	$161,759	100.0%	$(28,848)
Cost of goods sold	93,916	49.3%	89,638	55.4%	(4,278)

Gross profit	96,691	50.7%	72,121	44.6%	(24,570)
Selling and distribution expenses	37,339	19.6%	20,553	12.7%	(16,786)
General and administrative expenses	8,067	4.2%	10,155	6.3%	2,088
Research and development	26,928	14.1%	18,462	11.4%	(8,466)
Gain on sale of development project to a related party	(3,744)	(2.0)%	—	0.0%	(3,744)
Depreciation and amortization	2,811	1.5%	3,053	1.9%	242

Operating income	25,290	13.3%	19,898	12.3%	(5,392)
Interest (expense) income, net	(453)	(0.2)%	94	0.1%	547
Other (expense) income	(1,737)	(1.0)%	(10)	0.0%	1,727

Income before provision for income Taxes	23,100	12.1%	19,982	12.4%	(3,118)
Provision for income taxes	81	0.0%	376	0.3%	295

Net income	$23,019	12.1%	$19,606	12.1%	$(3,413)

Net Revenues

Net Revenues by Segment (in thousands):

	Three Months
	Ended
	December 31,		Increase/
	2003	2004	(Decrease)
Publishing	$174,368	$143,254	$(31,114)
Distribution	16,239	18,505	2,266

Total	$190,607	$161,759	$(28,848)

     Net revenues for the three months ended December 31, 2004 decreased approximately $28.8 million or 15.1% from $190.6 million to $161.8 million.

•	The current quarter’s net revenues were influenced by several events in the marketplace including the release of premium priced titles by competitors, a shortage of console hardware in the marketplace, and continued contraction of the children’s segment. New releases in the current quarter generated net U.S. revenues aggregating approximately $90.8 million and included Dragonball Z: Budokai 3 (PlayStation 2), Roller Coaster Tycoon 3 (PC), Godzilla: Save the Earth (PlayStation 2 and Xbox), Atari Anthology (PlayStation 2 and Xbox), Sid Meier’s Pirates! (PC), and Atari Flashback, a plug and play classic game console.

•	Publishing net revenue during the three months ended December 31, 2004 includes international royalty income of $0.7 million earned on IESA’s international sales of our titles. The 2003 quarter’s international royalty income of $10.0 million included royalties earned on Terminator 3 and Mission Impossible, while fewer Atari, Inc. titles were released during the current quarter.

•	The overall average unit sales price (“ASP”) of the publishing business is up 5.6% from $18.63 to $19.68 due to:

°	the inclusion of Atari Flashback units, which have an average sales price of approximately $30.00 per unit,

°	an improvement in the ASP of PC titles from $12.41 to $16.49, offset by

°	a decrease in console ASP from $23.09 to $21.54, and

°	a mix shift within the publishing business toward lower priced PC product. This quarter’s mix consisted of 59.5% console product, 30.9% PC product, and 9.6% Atari Flashback product. The prior year’s comparable quarter’s mix consisted of 72.1% console product and 27.9% PC product.

•	Total distribution net revenues for the three months ended December 31, 2004, increased approximately $2.3 million or 14.0% from the comparable 2003 period on strong sales of productivity software.

Gross Profit

Platform mix for the three months ended December 31, 2003 and 2004 is summarized below:

	Publishing Platform Mix
	2003	2004
PlayStation 2	40.5%	38.3%
PC	27.9%	30.9%
Game Boy Advance	16.5%	12.2%
Plug and Play	0.0%	9.6%
Xbox	8.7%	4.6%
Game Cube	5.1%	3.7%
PlayStation	1.3%	0.7%

Total	100.0%	100.0%

     Gross profit decreased to $72.1 million for the three months ended December 31, 2004 from $96.7 million in the comparable 2003 period primarily from decreased sales volume. Gross profit as a percentage of net revenues decreased from 50.7% for the three months ended December 31, 2003 to 44.6% in the comparable 2004 period. This decrease in margin is due to:

•	a lower mix of international royalty income on which we incur no costs,

•	an increased mix of lower margin third party business (11.4% in the current quarter as compared to 8.5% in the prior year’s comparable quarter), and

•	a higher mix of royalty bearing product in the current period. Royalty expense is 17.9% of net U.S. revenues in the current quarter compared with 16.0% in the prior year’s comparable quarter.

Selling and Distribution Expenses

     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended December 31, 2004, selling and distribution expenses decreased approximately $16.7 million, or 44.8%, to $20.6 million (12.7% of net revenues) from $37.3 million (19.6% of net revenues) in the comparable 2003 period due to:

•	significantly decreased advertising spending ($13.5 million in the current period compared with $28.6 million in the prior year’s comparable period) due to stricter rationalization of advertising funds and fewer new titles released, and

•	reduced variable distribution costs, including freight, shipping and handling, due to lower sales.

General and Administrative Expenses

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended December 31, 2004, general and administrative expenses increased approximately $2.1 million, or 25.9%, to $10.2 million from $8.1 million in the comparable 2003 period due to:

•	higher professional fees,

•	a lower bonus reversal in the current period as compared with the prior period, and

•	general salary increases and the inclusion of a fully salaried chief creative officer and chief executive officer costs.

General and administrative expenses increased as a percentage of net revenues from 4.2% in the 2003 quarter to 6.3% in the current quarter.

Research and Development Expenses

     Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development, the direct costs of internally developing and producing a title, and billings from related party developers. These expenses for the three months ended December 31, 2004 decreased approximately $8.4 million, or 31.2%, to $18.5 million from $26.9 million in the comparable 2003 period due to:

•	a planned reduction in the number of titles in development with external developers, and

•	savings over the 2003 quarter due to the closure of the Legend and Minnesota studios during fiscal 2004, offset partially by

•	increased spending for certain projects currently in development at our internal studios.

Internal research and development expenses represent 45.9% of the total R&D expenses for the three months ended December 31, 2004 and 32.4% of the total R&D expenses for the three months ended December 31, 2003. As a percentage of net revenues, expenses decreased to 11.4% for the three months ended December 31, 2004 from 14.1% in the comparable 2003 period.

Gain on Sale of Development Project

     During the third quarter of the prior year, we sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The sales price to Atari Interactive was equal to the development costs incurred by us, which were expensed during the period of development. The sale was initiated as a result of concerns expressed by the original third party licensor relating to our development efforts. No such gain was recorded in the current period.

Depreciation and Amortization

     Depreciation and amortization for three months ended December 31, 2004 increased by $0.3 million, or 10.7%, to $3.1 million from $2.8 million in the comparable 2003 period. This increase is due to new assets being put into service since the prior year’s comparable period.

Interest (Expense) Income, net

     Net interest expense decreased by $0.6 million from $0.5 million in the prior year’s comparable period to income of $0.1 million for the three months ended December 31, 2004 due to:

•	reduced interest expense on the GECC senior credit facility on lower borrowings for the current quarter, and

•	the inclusion of $0.4 million of interest income on the related party notes receivable and the Secured Note (see Note 6).

Other (Expense) Income

     In the prior year’s comparable period, we recorded a $1.8 million write down of an investment to reflect the termination of an arrangement to publish certain titles. No significant items have been recorded in the current period.

Provision for Income Taxes

     Provision for income taxes increased by approximately $0.3 million in the current period to $0.4 million from $0.1 million in the comparable 2003 period. The current quarter’s tax provision consists of provisions for federal and state alternative minimum taxes; no alternative minimum taxes were recorded in the prior year’s comparable period since we had expected to be in a break-even position for the full fiscal 2004 year.

     Nine months ended December 31, 2004 versus the nine months ended December 31, 2003

Consolidated Statement of Operations (dollars in thousands):

	Nine		Nine
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	December 31,	Revenues	December 31,	Revenues	Increase/
	2003	2003	2004	2004	(Decrease)
Net revenues	$402,540	100.0%	$343,446	100.0%	$(59,094)
Cost of goods sold	202,712	50.4%	182,519	53.1%	(20,193)

Gross profit	199,828	49.6%	160,927	46.9%	(38,901)
Selling and distribution expenses	71,270	17.7%	53,560	15.6%	(17,710)
General and administrative expenses	25,377	6.2%	28,311	8.2%	2,934
Research and development	72,734	18.1%	54,508	15.9%	(18,226)
Gain on sale of development project to a related party	(3,744)	(0.9)%	—	0.0%	(3,744)
Depreciation and amortization	6,757	1.7%	8,434	2.5%	1,677

Operating income	27,434	6.8%	16,114	4.7%	(11,320)
Interest expense, net	(7,215)	(1.8)%	(608)	(0.2)%	(6,607)
Other (expense) income	(2,077)	(0.5)%	23	0.0%	2,100

Income before provision for income taxes	18,142	4.5%	15,529	4.5%	(2,613)
Provision for income taxes	63	0.0%	758	0.2%	695

Net income	$18,079	4.5%	$14,771	4.3%	$(3,308)

Dividend to parent	(39,351)	(9.8)%	—	0.0%	(39,351)

(Loss) income attributable to common stockholders	$(21,272)	(5.3)%	$14,771	4.3%	$36,043

Net Revenues

Net Revenues by Segment (in thousands):

	Nine Months
	Ended
	December 31,
	2003	2004	(Decrease)
Publishing	$354,976	$300,953	$(54,023)
Distribution	47,564	42,493	(5,071)

Total	$402,540	$343,446	$(59,094)

     Net revenues for the nine months ended December 31, 2004 decreased approximately $59.1 million or 14.7% from $402.5 million to $343.4 million.

•	Our decrease in net sales is largely a function of the current year’s highly competitive holiday season and the recent hardware shortage during the industry’s key period compounded by Atari’s hugely successful launch in the first quarter of the prior year of Enter the Matrix.

•	New releases in the current quarter as well as the successful launch of DRIV3R in June 2004 have generated net publishing revenues of $301.0 million for the nine months ended December 31, 2004. Year-to-date domestic net revenues on DRIV3R are approximately $38.6 million compared with year-to-date domestic net revenues of Enter the Matrix in the same period last year of approximately $84.1 million. Other new releases in the current year included Dragonball Z: Budokai 3 (PlayStation 2), Roller Coaster Tycoon 3 (PC), Transformers (PlayStation 2), Duel Masters: Sempai Legends (PlayStation 2 and Game Boy Advance), Dragonball Z: Buu’s Fury (Game Boy Advance), Dragon Ball Z: Super Sonic Warriors (Game Boy Advance), Atari Anthology (PlayStation 2 and Xbox), and Atari Flashback, a plug and play classic game console.

•	Publishing net revenue during the nine months ended December 31, 2004 includes international royalty income of $17.0 million earned on IESA’s international sales of our titles. These royalties include income of $14.9 million from international sales of DRIV3R as well as a $0.6 million favorable exchange rate impact from the weakening US dollar against the euro. The comparable 2003 period’s international royalty income of $27.3 million included $17.6 million earned on international sales of Enter the Matrix.

•	The overall ASP of the publishing business has increased by a modest 3.1% over the prior year from $18.99 to $19.58 due to:

°	the inclusion of Atari Flashback units, which have an average sales price of approximately $30.00 per unit, and

°	an improvement in the ASP of PC titles from $12.43 to $14.23, amid

°	a relatively flat console ASP (approximately $23.00), and

°	a relatively consistent platform mix. The current year to date mix consisted of 69.6% console product, 25.7% PC product, and 4.7% Atari Flashback product. The prior year’s mix consisted of 72.9% console product and 27.1% PC product.

•	Total distribution net revenues for the nine months ended December 31, 2004 decreased approximately $5.1 million or 10.7% from $47.6 million the comparable 2003 period to $42.5 million in the current period due to our decision to reduce our third party distribution operations in the specific instances where margins were insufficient.

Gross Profit

Platform mix for the nine months ended December 31, 2003 and 2004 is summarized below:

	Publishing Platform Mix
	2003	2004
PlayStation 2	36.3%	40.6%
PC	27.1%	25.7%
Game Boy Advance	12.7%	13.3%
Xbox	13.3%	11.4%
Plug and Play	0.0%	4.7%
Game Cube	7.5%	3.2%
PlayStation	2.9%	1.1%
Game Boy Color	0.2%	0.0%

Total	100.0%	100.0%

     Gross profit decreased to $160.9 million for the nine months ended December 31, 2004 from $199.8 million in the comparable 2003 period primarily from decreased sales volume. Gross profit as a percentage of net revenues decreased from 49.6% in the 2003 period to 46.9% in the current period, reflecting:

•	higher average unit costs as a percentage of ASPs on the Xbox, Game Boy Advance, and PC platforms within the publishing business and

•	a lower mix of international royalty income on which we incur no costs.

Selling and Distribution Expenses

     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the nine months ended December 31, 2004, selling and distribution expenses decreased approximately $17.7 million, or 24.8%, to $53.6 million (15.6% of net revenues) from $71.3 million (17.7% of net revenues) in the comparable 2003 period due to:

•	significant savings in the current period on advertising ($33.2 million in the current period as compared to $47.4 million in the prior period) due to stricter rationalization of advertising funds and fewer new titles released,

•	reduction of bonus expense in the current period versus prior year’s expense as we do not expect to meet our financial targets,

•	lower variable distribution costs, including freight, shipping and handling, on lower sales, and

•	savings in salaries and related overhead costs from the closure of the Minnesota studio in fiscal 2004.

General and Administrative Expenses

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the nine months ended December 31, 2004, general and administrative expenses increased approximately $2.9 million, or 11.4%, to $28.3 million (8.2% of net revenues) from $25.4 million (6.2% of net revenues) in the comparable 2003 period due to:

•	general salary increases and the inclusion of a fully salaried chief creative officer and chief executive officer, and

•	higher professional fees, offset by

•	a reduction of bonus expense in the current period versus prior year’s expense as we do not expect to meet our financial targets, and

•	the recognition of a $0.9 million translation gain from the liquidation of the dormant Australian subsidiary in the first quarter of the current year.

Research and Development Expenses

     Research and development expenses primarily include the payment of royalty advances to third-party developers on products that are currently in development, the direct costs of internally developing and producing a title, and billings from related party developers. These expenses for the nine months ended December 31, 2004 decreased approximately $18.2 million, or 25.0%, to $54.5 million from $72.7 million in the comparable 2003 period due to:

•	the planned reduction in the number of titles in development with external developers,

•	a reduction of bonus expense in the current period versus prior year’s expense as we do not expect to meet our financial targets, and

•	savings over the prior year’s comparable period from the closure of the Legend and Minnesota studios in fiscal 2004, partially offset by

•	increased spending for certain projects currently in development at our internal studios.

Internal research and development expenses represent 49.4% of the total R&D expenses for the nine months ended December 31, 2004 and 38.5% of the total R&D expenses for the nine months ended December 31, 2003. Research and development expenses, as a percentage of net revenues, decreased to 15.9% for the nine months ended December 31, 2004 from 18.1% in the comparable 2003 period.

Gain on Sale of Development Project

     During the third quarter of the prior year, we sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The sales price to Atari Interactive was equal to the development costs incurred by us, which were expensed during the period of development. The sale was initiated as a result of concerns expressed by the original third party licensor relating to our development efforts. No such gain was recorded in the current period.

Depreciation and Amortization

     Depreciation and amortization for nine months ended December 31, 2004 increased by $1.6 million, or 23.5%, to $8.4 million from $6.8 million in the comparable 2003 period due to $1.6 million in amortization expense on our amended license with Atari Interactive for the rights to the Atari name. The license was amended late in September 2003.

Interest Expense, net

     Interest expense, net, decreased by $6.6 million to $0.6 million for the nine months ended December 31, 2004 from $7.2 million in the comparable 2003 period. The decrease is a result of:

•	our September 2003 recapitalization whereby all outstanding related party debt was converted to equity, and

•	interest income of $0.6 million earned on the various related party notes receivable outstanding during the nine months ended December 31, 2004.

Since the recapitalization, interest and financing fees have consisted of expenses incurred under our credit facility arrangement with GECC.

Other (Expense) Income

     In the prior year’s comparable period, we recorded a $1.8 million write down of an investment to reflect the termination of an arrangement to publish certain titles. No significant items have been recorded in the current period.

Provision for Income Taxes

     During the nine months ended December 31, 2004, we recorded federal and state alternative minimum tax provisions, as well as approximately $0.2 million for a potential tax expense at our dormant UK subsidiary. For the nine months ended December 31, 2003, no alternative minimum taxes were recorded since we had expected to be in a break-even position for the full fiscal year.

Liquidity and Capital Resources

     The senior credit facility expires on May 12, 2005 (if not otherwise extended), and, as currently projected, we will be in breach of our fourth quarter financial covenants under the senior credit facility. We plan to secure an equivalent credit arrangement with either GECC or another lender. We also plan to secure all necessary waivers or amendments prior to filing of our March 31, 2005, annual report. Therefore, as of December 31, 2004, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of intellectual property rights for future products. However, it is expected that a new generation of video game equipment will be introduced in late 2005 and early 2006. We will have to invest a substantial sum to make our products compatible with this new generation of equipment and to generate an inventory of products for the new equipment. Potential sources of capital to fund these investments, are cash from operations, proceeds from the sale of equity, debt or assets, and/or new borrowings.

Cash Flows

(in thousands)

	March 31,	December 31,
	2004	2004
Cash	$9,621	$14,710
Working Capital	$24,914	$40,662

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2003	2004
Cash (used in) provided by operating activities	$(5,142)	$18,893
Cash (used in) investing activities	(18,408)	(13,862)
Cash provided by financing activities	31,674	15
Effect of exchange rates on cash	101	43

Net increase (decrease) in cash	$8,225	$5,089

     During the nine months ended December 31, 2004, cash of $18.9 million was provided by operating activities reflecting a seasonal increase in accounts receivable of $41.1 million, offset by net income of $14.8 million, favorable timing of trade payables, and a reduction in net amounts due from related parties of $18.8 million largely stemming from the conversion of these trade receivables to notes.

     We saw a decrease in cash used for investing activities from $18.4 million in the 2003 period to $13.9 million in the nine months ended December 31, 2004. The current period’s activity reflects a net increase in notes due from related parties of $12.3 million primarily from the conversion of certain amounts owed by related parties to interest bearing, term notes.

     During the nine months ended December 31, 2004, our financing activities were minimal. No borrowings or letters of credit are outstanding against the GECC senior credit facility at December 31, 2004. Prior year’s cash inflow is attributable to the $34.9 million proceeds from the September 2003 secondary offering.

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

     We do not currently have any material commitments with respect to any capital expenditures. However, we do have commitments to pay royalty and license advances, milestone payments, and operating lease obligations. See Contractual Obligations below for a summary of such commitments.

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

IESA Liquidity

     As of the date of this report, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including, (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA's current ability to, among other things, fund its subsidiaries' operations is diminished. There can be no assurance that IESA will complete such actions to assure its future financial stability.

     If IESA is unable to complete its action plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries' video game development operations, including that of Atari Interactive. Pursuant to our GECC senior credit facility, we are prohibited from making advances to Atari Interactive. Therefore, our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. Such a reduction of our revenues, among other things, could result in a breach of one or more of the covenants contained in our senior credit facility with GECC. If the above contingencies occurred, we probably would be forced to take actions that, could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.

     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and their territories and possessions, and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we market in the United States and Canada. Atari Interactive is the source of approximately 31% of our net revenue and we generate approximately 5% of our net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions. Also, pursuant to the Secured Note payable as of March 31, 2005, as detailed in Note 6 above, at December 31, 2004, Atari Interactive owes us approximately $20.8 million (subject to further interest accrual and nettings). As of December 31, 2004, we have approximately $22.4 million due to IESA and certain of its subsidiaries, which we may offset against amounts outstanding under the Secured Note. Based on our projections of amounts payable to Atari Interactive, IESA, and certain of its other subsidiaries, we anticipate that on March 31, 2005, the Secured Note will be repaid through the offset of those amounts.

     Additionally, though Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of, IESA’s indebtedness, because IESA owns the majority of our stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues, it may taint our relationship with our suppliers and distributors, damage our business reputation, and otherwise impair our ability to raise and generate capital. IESA continues to focus on ways to address and improve its financial situation.

GECC Senior Credit Facility

     On November 12, 2002 (last amended January 12, 2005), we obtained a 30-month $50.0 million senior credit facility with GECC to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm, each a related party. Loans under the senior credit facility are based on a borrowing base comprised of the value of our accounts receivable and short-term marketable securities. The senior credit facility bears interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and we paid $0.6 million as an initial commitment fee at closing. The senior credit facility contains certain financial covenants and originally named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the senior credit facility are secured by our assets. As of December 31, 2004, no borrowings or letters of credit are outstanding under the senior credit facility. As of December 31, 2004, a nominal amount of accrued interest is included in accrued liabilities and we were in compliance with all financial covenants, as amended.

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

     As currently projected, we will be in breach of our fourth quarter financial covenants under the senior credit facility. We plan to secure all necessary waivers or amendments prior to the filing of our March 31, 2005 annual report. However, no assurance can be given that all necessary waivers or amendments will be secured in a timely manner, if at all.

     The senior credit facility expires on May 12, 2005 (if not otherwise extended). We plan to secure an equivalent credit arrangement with either GECC or another lender. However, no assurance can be given that another facility will be secured in a timely manner, if at all, or on terms acceptable to us.

Contractual Obligations

     As of December 31, 2004, royalty and license advance obligations, milestone payments, and future minimum lease obligations under non-cancelable operating leases are summarized as follows (in thousands):

	Contractual Obligations
	Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Royalty and license advances (1)	$3,215	$88	$—	$—	$3,303
Milestone payments (2)	23,256	5,116	—	—	28,372
Operating lease obligations (3)	5,821	8,585	1,400	467	16,273
Capital lease obligations (4)	146	200	—	—	346

Total	$32,438	$13,989	$1,400	$467	$48,294

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from 2005 through 2012. These are future minimum annual rental payments required under the leases, including a related party sub-lease with Atari Interactive.

(4)	We entered into several capital leases for computer equipment in the third quarter of fiscal 2005. We account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, royalties payable, related party notes receivable, amounts due to and from related parties and our existing lines of credit are a reasonable approximation of their fair value. We have interest rate risk related to our senior credit facility, which is based on variable interest rates.

Foreign Currency Exchange Rates

     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $17.0 million of our revenue for the nine months ended December 31, 2004. We also purchase certain of our inventories from foreign developers and pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of December 31, 2004, foreign subsidiaries represented 0.0% and 0.9% of consolidated net revenues and total assets, respectively. We also recorded approximately $7.9 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, with the participation of our management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as required by Section 404 of the Sarbanes Oxley Act of 2002, we are in the process of evaluating, enhancing the effectiveness of, and identifying and remediating deficiencies and weaknesses in, our internal controls and procedures for financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     During the nine months ended December 31, 2004, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

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

     On October 14, 2004, in a teleconference with the Court, the Court granted the plaintiffs’ request to move for contempt, and ordered that the parties brief that motion on the same schedule as the briefing schedule for motions for summary judgment. The Court also reset the schedule for this case. The Court ordered that all discovery be completed by November 12, 2004, that opening briefs on summary judgment be filed by November 29, 2004, that answering papers be filed on December 13, 2004, and that reply papers be filed on December 20, 2004. The parties completed discovery, and the plaintiffs filed their motion for summary judgement and motion for contempt sanctions, on November 29, 2004. The Court held oral argument on these motions on January 12, 2005 and we await the Court’s decision.

Atari, Inc., Electronic Arts, Inc. and Vivendi Universal Games, Inc. v. 321 Studios, LLC

     On June 14, 2004, we, Electronic Arts, and Vivendi filed a lawsuit against 321 Studios, in U.S. District Court for the Southern District of New York. We, Electronic Arts, and Vivendi alleged that 321 Studios violated the Digital Millennium Copyright Act because its Games X Copy software circumvents copy protection technology embedded on video game CDs and DVDs. We, Electronic Arts, and Vivendi filed a Preliminary Injunction Motion on July 1, 2004. 321 Studios did not answer the Complaint and did not respond to the Preliminary Injunction Motion. On December 14, 2004 the case was settled, with the parties executing a Settlement Agreement and the court entering a Final Judgment and Permanent Injunction. Pursuant to the settlement, 321 Studios agreed to permanently cease manufacturing, distributing and selling Games X Copy software. The litigation and settlement was coordinated by the ESA (the Entertainment Software Association) and the costs associated therewith were paid by the ESA.

American Video Graphics, L.P., v. Electronic Arts, Inc. et al.

     On August 23, 2004, American Video Graphics, L.P. filed a lawsuit against us, Electronic Arts, Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision Inc., THQ, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED). We were served with the Summons and Complaint on September 7, 2004. The complaint alleges infringement of US Patent No. 4,734,690 (method and apparatus for spherical panning) and seeks unspecified damages. We were served with a First Amended Complaint on or about October 7, 2004, which amended the original complaint to properly name certain of the other defendants in the suit. We filed our answer to such complaint on November 8, 2004. Discovery is ongoing.

iEntertainment Network, Inc., v. Epic Games, Inc., Atari, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.

     On December 22, 2004, we were served with a complaint by iEntertainment, Inc. The complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1)) and names the following defendants: us, Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The complaint alleges infringement of US Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. We intend to answer the complaint.

Codemasters, Inc. v. Atari, Inc.

     On January 13, 2005, we were served with a Complaint by Codemasters, Inc. (“Codemasters”). The complaint has been filed in New York Supreme Court, County of New York. The causes of action arise out of contractual disputes regarding payments owed by each party to the other. Codemasters’ causes of action include breach of contract, failure to respond to submitted statements of account and unjust enrichment. Codemasters is seeking relief in the amount of $931,050.09 and such other relief as may be just and proper, including interests, costs associated with the suit. We intend to answer the complaint.

Item 6. Exhibits

(a)	Exhibits ++

10.1	Obligation Assignment and Security Agreement, dated as of November 3, 2004, by and among the Company, Infogrames Entertainment, S.A., Atari Interactive, Inc., Atari Europe S.A.S. and Paradigm Entertainment, Inc.

10.2	Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable to the Company.

10.3*	Termination and General Release Agreement, dated October 15, 2004 by and between the Company and Denis Guyennot.

10.4*	Employment Agreement, dated November 26, 2004, by and between the Company and James Caparro.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Tenth Amendment to Credit Agreement, dated as of November 3, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

99.2	Eleventh Amendment to Credit Agreement, dated as of January 12, 2005, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

99.3	Term Extension to Xbox® Publisher License Agreement, executed November 10, 2004.

99.4	Amendment Seven to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated as of December 31, 2004.

99.5	Consultant Agreement with Ann Kronen, effective as of January 1, 2005

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement filed pursuant to Item 6(a) of Form 10-Q.

++	Certain schedules and exhibits to the documents listed in this index are not being filed herewith or have not been previously filed because we believe that the information contained therein is not material. Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.

By: /s/ Diane Price Baker

Diane Price Baker Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: February 9, 2005

INDEX TO EXHIBITS++

Exhibit No.	Description

10.1	Obligation Assignment and Security Agreement, dated as of November 3, 2004, by and among the Company, Infogrames Entertainment, S.A., Atari Interactive, Inc., Atari Europe S.A.S. and Paradigm Entertainment, Inc.

10.2	Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable to the Company.

10.3*	Termination and General Release Agreement, dated October 15, 2004 by and between the Company and Denis Guyennot.

10.4*	Employment Agreement, dated November 26, 2004, by and between the Company and James Caparro.

31.1	Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Tenth Amendment to Credit Agreement, dated as of November 3, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

99.2	Eleventh Amendment to Credit Agreement, dated as of January 12, 2005, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agent, Agent and Lender.

99.3	Term Extension to Xbox® Publisher License Agreement, executed November 10, 2004.

99.4	Amendment Seven to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated as of December 31, 2004.

99.5	Consultant Agreement with Ann Kronen, effective as of January 1, 2005

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement filed pursuant to Item 6(a) of Form 10-Q.

++	Certain schedules and exhibits to the documents listed in this index are not being filed herewith or have not been previously filed because we believe that the information contained therein is not material. Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.