Form 10-K
period 2005-03-31
ATARI INC
filed 2005-06-14
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No.: 0-27338

ATARI, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3689915 (I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based on the $1.57 closing sale price of the Common Stock on September 30, 2004 as reported on the NASDAQ National Market, was approximately $78.1 million. As of June 10, 2005, there were 121,297,967 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

     Portions of Registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ATARI, INC. AND SUBSIDIARIES
MARCH 31, 2005 ANNUAL REPORT ON FORM 10-K

		Page
PART I

ITEM 1.	Business	2
ITEM 2.	Properties	21
ITEM 3.	Legal Proceedings	22
ITEM 4.	Submission of Matters to a Vote of Security Holders	25

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
ITEM 6.	Selected Financial Data	27
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 8.	Financial Statements and Supplementary Data	46
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
ITEM 9A.	Controls and Procedures	46
ITEM 9B.	Other Information	48

PART III

ITEM 10.	Directors and Executive Officers	48
ITEM 11.	Executive Compensation	48
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
ITEM 13.	Certain Relationships and Related Transactions	48
ITEM 14.	Principal Accountant Fees and Services	48

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	49

SIGNATURES		57

CONSOLIDATED FINANCIAL STATEMENTS		F-1

EXHIBIT INDEX

EX-10.20: LOAN AND SECURITY AGREEMENT
EX-10.29: DESCRIPTION OF REGISTRANT'S ANNUAL INCENTIVE PLAN
EX-10.34: LETTER AGREEMENT
EX-10.37: FIRST AMENDMENT OF LEASE
EX-10.45: LICENSED PUBLISHER AGREEMENT
EX-21.1: LIST OF SUBSIDIARIES
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: LICENSED PUBLISHER AGREEMENT
EX-99.2: AMENDMENT TO THE XBOX PUBLISHER LICENSE AGREEMENT
EX-99.3: LICENSE AGREEMENT
EX-99.4: LICENSE AGREEMENT

This Annual Report contains statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this Report, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. These forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those anticipated by any forward-looking statements made by, or on behalf of, us. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. For a discussion of factors that could cause our operating results or other matters not to be as anticipated by forward-looking statements in this document, please see the section entitled “Risk Factors” on pages 13 to 21.

PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a global publisher and developer of video game software for gaming enthusiasts and the mass-market audience, and a distributor of video game software in North America. We publish and distribute games for all platforms, including Sony PlayStation and PlayStation 2; Nintendo Game Boy, Game Boy Advance, GameCube and DS; Microsoft Xbox; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet, and other evolving platforms. Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and driving. Our publishing activities include the management of business development, strategic alliances, product development, marketing, packaging, and sales of video game software. Additionally, we distribute the products of third party publishers throughout North America.

     In order to improve our sales performance, profitability, and competitive position, we have begun to make certain structural, financial and creative changes. Leading our structural changes has been an almost complete transformation of our senior management team in order to bring greater focus and establish stricter procedures and practices throughout all of our operations. We have added senior executives in finance, marketing, product development, business and legal affairs and corporate communications.

     Creatively, we have initiated a redirection of the focus of our product portfolio, applying our resources primarily to those intellectual properties that – based on market trends, consumer base growth, and emerging technologies – management believes have the greatest potential to deliver the most substantial returns on investment. We have also implemented more rigorous financial and design controls that better enable us to deliver quality products to the market on time, on budget, and supported by appropriate marketing initiatives.

     Our products are based on intellectual properties that we have either created internally and own or which have been licensed from third parties. Our portfolio of wholly-owned franchises is designed for all popular platforms. Examples of our wholly-owned franchises include Driver (more than 15.0 million units sold in the U.S., including all installments), Stuntman (more than 1.5 million units sold in the U.S., including all installments), and Test Drive (more than 6.0 million units sold in the U.S., including all installments).

     Our extensive library of licensed properties, which constitutes an important component of our product strategy, includes some of the most recognizable names in popular entertainment, a factor which we believe reduces product risk. A significant number of our licensed properties have come from the television and motion picture industries, including the following:

•	Warner Bros. Entertainment (The Matrix);

•	FUNimation (Dragon Ball Z);

•	Viacom / Nickelodeon (Blue’s Clues); and

•	Sony Pictures (Godzilla).

     In addition to our publishing and development activities, we also distribute video game software in the United States, Canada and Mexico, handling both our own products and titles developed by third-party publishers with whom we have contracts. As a distributor of video game software throughout North America, we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. Additionally, through our relationship with our majority stockholder, Infogrames Entertainment S.A., or IESA, a French corporation, listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. See our risk factor regarding our dependence upon IESA. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements.

     Through our distribution agreement with IESA, we have the rights to publish and sublicense certain intellectual properties either owned or licensed by IESA or its subsidiaries, including Atari Interactive, Inc., or Atari Interactive. Those properties include key franchises such as RollerCoaster Tycoon and Alone in the Dark, Atari classics such as Asteroids, PONG, Missile Command and Centipede and a limited number of Hasbro properties including Dungeons & Dragons.

     For the year ended March 31, 2005, we reported net revenues of $395.2 million and net income of $5.7 million. During this twelve month period, on the strength of several of our key releases, particularly DRIV3R, several Dragon Ball Z titles, and Atari Flashback, we ranked fourth among PC game publishers and seventh among third-party video game publishers in market share based on video game software dollar sales, according to data provided by NPD Group, Inc. (NPD), an independent market research company.

     Atari, Inc. (formerly known as Infogrames, Inc. and GT Interactive Software Corp.) was organized as a corporation in Delaware in 1992. In May 2003, we changed our name to Atari, Inc. and changed our trading symbol on the NASDAQ National Market to “ATAR”. Our corporate office and U.S. headquarters is located at 417 Fifth Avenue, New York, New York 10016 (main telephone: (212) 726-6500). We maintain a worldwide website at www.atari.com. Information contained on the website is not part of this Annual Report.

RECENT DEVELOPMENTS

     On June 6, 2005, James Caparro resigned his position as our President and Chief Executive Officer, effective immediately. Our Board of Directors has appointed Bruno Bonnell, our Chairman and Chief Creative Officer, to act as Chief Executive Officer on an interim basis. Our Board has instituted an immediate search for a permanent President and Chief Executive Officer. Our compensation committee is reviewing our and Mr. Caparro’s rights, if any, relating to Mr. Caparro’s resignation.

     Effective June 3, 2005, IESA sold back to Hasbro, Inc. certain of its rights under its then existing license agreement with Hasbro. Specifically, Hasbro reacquired the digital gaming rights for its properties for $65.0 million. We did not receive any of the $65.0 million in proceeds. As part of the transaction, IESA and Hasbro have entered into a new licensing agreement that provides IESA with the rights for ten Hasbro franchises, including Dungeons and Dragons and Monopoly, at a slightly higher royalty rate and for a shorter period of time. Our rights under our distribution agreement with IESA to exploit the Hasbro properties that IESA licenses are not diminished.

     Recently, we announced transactions which we believe better position us in the interactive entertainment marketplace. These transactions include an agreement with FUNimation extending the Dragon Ball Z license on an exclusive basis over a multi-year period and an exclusive long-term agreement with Spark Unlimited™ to develop new intellectual properties. In addition, we have entered into a new secured revolving credit facility with HSBC Business Credit (USA) Inc., or HSBC, the asset-based lending unit of HSBC Bank USA, N.A., which provides up to $50.0 million of credit availability.

INDUSTRY OVERVIEW

     The video game software industry primarily comprises software for dedicated game consoles or platforms (such as PlayStation 2, Xbox and GameCube), handhelds (such as Game Boy Advance, Nintendo DS and Sony PlayStation Portable, or PSP) and PCs. Publishers of video game software include the console manufacturers, or “first-party publishers”, and third-party publishers such as ourselves whose sole role is the development, publishing and distribution of video game software. Additionally, the use of wireless devices (such as mobile phones and personal digital assistants) as a gaming platform, known as “mobile gaming”, is growing rapidly. According to International Data Group (IDG), an independent technology, media, research, and event company, the combined U.S. and European video game software and hardware market is expected to be $20.5 billion in 2005. Additionally, we believe growth in the video game industry will be accelerated by strong expansion in new geographic regions, as well as the continued adoption and further penetration of the current generation of gaming consoles into new demographics. The latest PricewaterhouseCoopers report (Global Entertainment and Media Outlook: 2004-2008) on the video game industry predicts that the world’s fastest and largest video game growth will come from the Asia/Pacific region, and that female gamers are becoming an increasingly large demographic. Finally, access to the expanding geographic regions and a larger demographic is aided by digital distribution channels, which are being used with increasing frequency within the industry.

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

     Sony was the first manufacturer to introduce the current generation of console hardware with the introduction of the PlayStation 2 platform in 2000. Nintendo introduced its current generation platforms a year later, launching the GameCube and Game Boy Advance in 2001. This generation also saw the entrance of Microsoft into the industry with the introduction of the Xbox console. PlayStation 2’s early introduction helped establish it as the leading hardware platform, with a projected installed base in North America of 33.1 million households in 2005, compared to 11.4 million and 15.4 million households for GameCube and Xbox, respectively, according to IDG.

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

     The existing first-party publishers have announced their plans to launch the next generation of console game systems within the next two years. Specifically, Microsoft is expected to launch Xbox 360 for the 2005 holiday season and Sony is expected to launch PlayStation 3 in 2006. Recently, Nintendo announced that its next generation system, Revolution, will launch in the near future. These systems will represent a significant advance in gaming technology, with the potential eventually to reach broader audiences after a console “transition” period.

     Innovation also continues in the handheld market with manufacturers offering more sophisticated units, such as Sony’s PSP, that offer multiple features and capabilities in addition to game play functionality.

Personal Computers

     Advances in personal computer technology outpace advances in console and handheld technology. Advances in microprocessors, graphics chips, hard-drive capacity, operating systems and memory capacity have greatly enhanced the ability of the PC to serve as a video game platform. These technological advances have enabled developers to introduce video games for PCs with enhanced game play technology and superior graphics. The PC market has typically not been subject to video game industry cycles and, coupled with the fact that publishers are not required to pay hardware royalties and high manufacturing costs for PC products, this is an attractive market for video game publishers. Though retailers have been allocating diminished shelf space to PC products, this trend may be offset by demand for Massively Multiplayer Online Games, or MMOG.

Consolidation

     We and other publishers have used acquisitions to obtain creative talent as well as independently developed intellectual properties. We believe economies of scale will be increasingly important as the complexity and costs associated with video game development continue to increase. In addition, the acquisition of proven intellectual properties has become increasingly important as publishers seek to diversify and expand their product portfolio, while limiting exposure to unsuccessful product development efforts. Acquisitions have also been used as a means of vertically integrating functions that are key to the business process. Given these facts, coupled with the fact that financial performance within the industry indicates that the more successful companies are those that are the most vertically integrated, we expect consolidation within the video game software industry to continue.

CORPORATE RESTRUCTURING

     Historically, our sales growth and profitability have not been at the same level as our more successful competitors. During the fourth quarter of fiscal 2005, we announced that, as part of an overall strategic plan, we would implement financial and restructuring initiatives with the goal of improving our profitability and competitive position.

Specifically, we and our majority stockholder are considering ways to simplify our corporate structure. Financially, we have begun taking steps to streamline our U.S. operations, including the closing of our studios in Santa Monica, California and Beverly, Massachusetts. The functions handled by those studios are being primarily relocated to our New York headquarters. Additionally, we have assessed our assets and resources and have determined that certain operations are not consistent with our strategic vision or creative direction. We plan to dispose of those non-core assets. One such divestiture will be our Humongous Entertainment studio assets and operations, which we anticipate will occur prior to the end of fiscal 2006.

     The potential sale of Humongous Entertainment is also evidence of our creative restructuring and re-focus of our product portfolio on, among other things, the action and adventure genre (including driving games) and products which are best suited to cross-media exploitation and diverse revenue streams. Creatively, we have also taken steps to expand our development relationships in order to facilitate the introduction of new franchises and to maximize catalogue properties.

RELATIONSHIP WITH IESA

     As of the date of this report, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA renders management services to us (systems and administrative support) and through June 30, 2005, we rendered management services to Atari Interactive, a subsidiary of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. Atari Interactive is the source of approximately 38% of our net revenue and we generate approximately 5% of our net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.

     IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including, (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through California U.S. Holdings, Inc., or CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is diminished. There can be no assurance that IESA will complete sufficient actions to assure its future financial stability.

     If IESA is unable to complete its action plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries’ video game development operations, including that of Atari Interactive. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. Such a reduction of our revenues, among other things, could result in a breach of one or more of the covenants contained in our revolving credit facility with HSBC. If the above contingencies occurred, we probably would be forced to take actions that could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present, there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.

     Additionally, though Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive) because IESA owns the majority of our stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital. We understand that IESA continues to focus on ways to address and improve its financial situation.

PRODUCTS

     Our core strength has typically been in titles for the action, adventure, strategy, and driving genres. We have developed a number of successful game franchises based on proven television and movie franchises, and have created and fostered new internally owned and developed intellectual properties. We continually seek to expand our product portfolio with proven intellectual properties and through the creation of sequels and expansions of successful titles.

     The following table lists our 25 top selling titles (based on dollar sales) during the year ended March 31, 2005.

Title	Platform	Release Date
DRIV3R	PS2; Xbox; PC	June 2004
Dragon Ball Z: Budokai 3	PS2	November 2004
Dragon Ball Z: Sagas	PS2; Xbox; GC	March 2005
RollerCoaster Tycoon 3	PC	October 2004
Atari Flashback	Retro	October 2004
Dragon Ball Z: Budokai 2	PS2; GC	December 2003
TRANSFORMERS	PS2	May 2004
Duel Masters: Sempai Legends!	GBA; PS2	June 2004
Unreal Tournament 2004	PC	March 2004
Dragon Ball Z: Buu’s Fury	GBA	September 2004
Sid Meier’s Pirates!	PC	November 2004
Dragon Ball Z: Super Sonic Warriors	GBA	June 2004
Atari Anthology	PS2; Xbox; PC	November 2003
Godzilla: Save the Earth	PS2; Xbox	November 2004
Yu Yu Hakusho: Dark Tournament	PS2; GBA	September 2004
Test Drive: Eve of Destruction	PS2; Xbox	August 2004
Enter the Matrix	PS2; Xbox; GC; PC	May 2003
Demon Stone	PS2; Xbox; PC	September 2004
Shadow Ops: Red Mercury	Xbox; PC	June 2004
Act of War: Direct Action	PC	March 2005
Neverwinter Nights Platinum	PC	September 2004
Backyard Baseball 2005	PS2; PC	March 2004
Duel Master 2: Kaijudo Showdown	GBA	November 2004
Terminator 3: The Redemption	PS2; Xbox; GC	September 2004
Axis & Allies	PC	November 2004

GBA = Game Boy Advance
GC = GameCube
PS2 = PlayStation 2

     For fiscal 2005, we had one title, DRIV3R, published on three different platforms, which represented approximately 10.6% of our publishing net revenues.

PUBLISHING

     Our publishing activities include the management of business development, strategic alliances, product development, marketing, packaging and sales of video game software for all platforms, including PlayStation, PlayStation 2, PSP, Nintendo DS, Game Boy, Game Boy Advance, GameCube, Xbox, PC and the next generation of consoles scheduled to be released by Sony, Microsoft and Nintendo. During the year ended March 31, 2005, on the strength of several of our key releases, particularly DRIV3R, several Dragon Ball Z titles, RollerCoaster Tycoon 3, Unreal Tournament 2004, and Sid Meier’s Pirates!, we ranked fourth among PC game publishers and seventh among third-party video game publishers in market share based on video game software dollar sales, according to data provided by NPD.

     During the year ended March 31, 2005, our publishing operations were located in Santa Monica, CA and Beverly, MA. Our Santa Monica studio focused on action, adventure, and driving titles, and published titles that were developed both internally and externally. Key titles published by the Santa Monica studio during fiscal 2005 included DRIV3R, Demon Stone, and Terminator 3: The Redemption, among others. Our Beverly studio focused on developing and publishing a range of products, from interactive entertainment for children and the mass market to strategy and adventure games for more seasoned gamers. The Beverly studio’s publishing lineup included those titles previously published under the Hasbro Interactive label, which was acquired by IESA in 2001 and is now named Atari Interactive. Key titles published by the Beverly studio during fiscal 2005 included all titles within the Dragon Ball Z and Backyard Sports franchises, RollerCoaster Tycoon 3, Sid Meier’s Pirates!, and TRANSFORMERS, among others. Recently, we elected to centralize our publishing operations in our New York headquarters and closed our publishing studios in Santa Monica, CA and Beverly, MA in order to capitalize on managerial and cost efficiencies.

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

     In addition to our publishing operations described above, we own studios and manage the development of product at studios owned by IESA that focus solely on game development. Titles from these locations range in genre and are published for various audiences on the full array of gaming platforms.

     Development studios owned by Atari include:

•	Reflections—Newcastle, England—Reflections is responsible for the creation and development of our hit Driver franchise, which has sold more than 15 million units worldwide to date, as well as Stuntman, which was released in June 2002. Reflections is currently working on the next installment of the Driver franchise, scheduled for release in early calendar year 2006.

•	Shiny Entertainment—Newport Beach, California—We acquired Shiny in April 2002, along with the rights to develop console and PC games based on The Matrix film trilogy. Shiny developed Enter the Matrix, which was released simultaneously with The Matrix Reloaded, the second film in The Matrix trilogy, in May 2003 and has sold in excess of 6 million units worldwide to date, and it is currently working on the next installment of The Matrix franchise, The Matrix: Path of Neo, scheduled for release in November 2005.

•	Humongous Entertainment—Seattle, Washington—The Humongous studio focuses solely on the development of children’s titles, and the studio has developed some of the most successful children’s interactive franchises in the industry. Among its critically and commercially successful character series of games, its Freddi Fish and Putt Putt franchises have to date sold in excess of 2.6 million units and 2.4 million units, respectively, in the United States, and its Backyard Sports franchise, the leading interactive sports series for children, has sold more than 7 million units in the United States to date. As noted above, in fiscal 2006, we plan to divest of the Humongous Entertainment studio.

     In addition to the studios we own, we also manage or will manage development of product at several studios owned by IESA:

•	Paradigm Entertainment, Inc.—Dallas, Texas—Paradigm Entertainment, Inc., or Paradigm, is the studio behind the successful Pilot Wings game. Most recently, Paradigm developed Mission Impossible: Operation Surma and Terminator 3: The Redemption.

•	Eden Studios SAS—Lyon, France—Eden Studios SAS, or Eden, developed the successful V-Rally series, which, to date, has sold more than 3.8 million units worldwide. Most recently, Eden developed Kya, which was released for the holiday 2003 season and is currently developing Test Drive Unlimited for Xbox 360.

•	Atari Melbourne House Pty Ltd—Melbourne, Australia—Atari Melbourne House Pty Ltd is the studio behind TRANSFORMERS, released in May 2004. Previously, the studio had developed Grand Prix Challenge.

External Development

     In addition to developing products ourselves or through IESA wholly-owned subsidiaries, we publish or have contracts to publish video game software developed by some of the industry’s most highly regarded independent external developers. These developers include, among others:

•	Deep Red (Monopoly Tycoon);

•	Frontier Development — Chris Sawyer (RollerCoaster Tycoon series);

•	Monster Games (Test Drive: Eve of Destruction);

•	Obsidian (Neverwinter Nights);

•	Quantic Dream (Indigo Prophecy);

•	Spark Unlimited (next generation new intellectual property);

•	Stormfront Studios (Forgotten Realms: Demon Stone);

•	The Collective (Marc Ecko’s Getting Up: Contents Under Pressure);

•	Webfoot Technologies (Dragon Ball Z: The Legacy of Goku);

•	Zombie Studios (Shadow Ops: Red Mercury); and

•	Eugen Systems (Act of War).

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

     We manage external development projects by appointing a producer to oversee each product’s development and to work with the external developer to design, develop and test the product. The producer also helps ensure that development milestones are met in a timely manner. We generally have the right to suspend or terminate making payments to an external developer if the developer fails to meet its development milestones in a timely fashion. Also, we generally have the option to terminate these agreements at relatively low costs.

SALES AND MARKETING

     Our sales and marketing programs emphasize a number of key areas:

•	launching new products;

•	increasing demand for our existing franchises;

•	leveraging and strengthening the Atari brand;

•	extending the life of existing products and properties to the greatest degree possible; and

•	exploiting the marketability of our intellectual property and products through licensing arrangements that expand application into other gaming platforms and consumer product categories and bring in new revenue streams such as advertising and product placement.

     To achieve maximum benefit from our sales and marketing programs, we employ a wide range of marketing techniques, including:

•	product publicity via enthusiast and mass market outlets, including major consumer newspapers and magazines;

•	advertising in video gaming and computer publications;

•	advertising on television and radio;

•	retail marketing and in-store promotions and displays;

•	on-line marketing on the Internet and direct mailings;

•	“guerilla” or “underground” marketing techniques, in which marketing materials are placed in locations which are frequented by the targeted groups of consumers;

•	“viral” marketing techniques in which consumers “pass along” our messages to other targeted groups of consumers; and

•	strategic partnerships and cross-promotions with other consumer product companies and third-parties.

     Our marketing approach uses a brand management system to evaluate and improve our brands based on analyses of market trends, consumers, competition, core competencies, retail and “first-party” partner support, and other key factors. This brand management system is combined with entertainment marketing approaches and techniques to create consumer and trade anticipation and demand for our products.

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

     We believe the Internet is an integral element of our marketing efforts. We use it, in part, to generate awareness of and “buzz” about titles months prior to their market debut. We incorporate the Internet into our marketing programs by creating product-dedicated mini-sites and on-line promotions. In addition, in the months leading up to the release of a new product, we provide extensive editorial material to on-line publications that reach the core gaming audience.

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

     In order to improve efficiency, our sales efforts are handled by a single internal sales organization. We currently have two sales regions, one which encompasses our North American retail sales business, and the other which encompasses the licensing of our intellectual property and products. The two regions are comprised of 14 sales/licensing directors who serve as the primary contacts with our approximately 35 largest retail and licensing customers.

INTELLECTUAL PROPERTY

Licenses

Licensed properties

     Our strategy includes the creation of games based on licensed properties that have attained a high level of consumer recognition or acceptance. We have entered into licensing agreements with a number of licensors, including Warner Bros., Viacom/Nickelodeon, Sony Pictures, and FUNimation.

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

     The following table sets forth information with respect to our platform licenses:

Manufacturer	Platform	Agreement	Territory*	Expiration Date
Microsoft	Xbox	Publisher License Agreement, dated April 18, 2000	Determined on a title-by-title basis	November 15, 2007

Nintendo	Game Boy Advance	License Agreement, dated September 24, 2001	Western Hemisphere	September 23, 2007

Nintendo	GameCube	License Agreement dated March 29, 2002	Western Hemisphere	March 28, 2005**

Sony	PlayStation	Licensed Publisher Agreement, dated January 19, 2003	US, Canada, Mexico, Latin America	January 18, 2007

Manufacturer	Platform	Agreement	Territory*	Expiration Date
Sony	PlayStation 2	Licensed Publisher Agreement, dated June 6, 2000	US and Canada	March 31, 2006, with automatic 1 year renewals

Sony	PlayStation Portable	Licensed Publisher Agreement, dated March 23, 2005	US and Canada	March 31, 2007, with automatic 1 year renewals

*   IESA, our majority stockholder and the distributor of our products in Europe, has entered into similar agreements with each of the manufactures for applicable European territories.

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

DISTRIBUTION

United States, Canada and Mexico

     Throughout the United States, Canada and Mexico, we distribute our own products, as well as the products of other publishers, utilizing our distribution operations and systems. We are the exclusive distributor for the products of IESA (and its subsidiaries, including Atari Interactive) in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. Utilizing our point-of-sale replenishment systems and electronic data interchange links with our largest customers, we are able to efficiently handle high sales volume and manage and replenish inventory on a store-by-store basis. We also utilize what we believe to be state-of-the-art systems for our entire supply chain management, including manufacturing, EDI/order processing, inventory management, purchasing, and tracking of shipments. We believe these systems accomplish:

•	Efficient and accurate processing of orders and payments;

•	expedited order turnaround time; and

•	prompt delivery.

     We are one of the largest distributors of video game software to mass merchants in the United States. Our strength in distribution ensures access to favorable shelf space for our products. We distribute our products to a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, Circuit City, and Toys ‘R’ Us; specialty stores such as Electronics Boutique and GameStop; rental chains such as Blockbuster and Hollywood Video; and warehouse clubs such as Sam’s Club and Costco. Wal-Mart and Target accounted for 25.7% and 12.3%, respectively, of our net revenues. Additionally, our games are made available through various on-line retail and “e-tail” companies (e.g. Amazon.com), and through the emerging digital distribution/electronic software download marketplace.

     Based on the strength of our distribution operations, we have successfully attracted other publishers to utilize our distribution capabilities. Other publishers’ products are generally acquired by us and distributed under the name of the publisher of such products. Our agreements with these publishers typically provide for retail distribution rights in designated territories for a specific period of time, which are typically renewable. Under such agreements, the third party publisher is typically responsible for the publishing, packaging, marketing and customer support of such products. Our sales and distribution programs for other publishers’ products are an integral part of our overall approach to the marketplace, providing value-added services to both publishers and retailers alike and an additional source of revenue for us.

     We outsource our warehouse operations in the United States to Arnold Logistics, which is located in Lancaster, Pennsylvania. The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers.

Europe, Asia and Other Regions

     IESA distributes our products in these regions pursuant to a distribution agreement we entered into with IESA. We believe that IESA’s strong presence in Europe, Asia and certain other regions provides effective distribution in these regions of our titles while allowing us to focus our efforts in the United States, Canada and Mexico. IESA distributes our products to several major retailers in Europe, Asia and certain other regions; these retailers include Auchan, Carrefour, Mediamarket and Tesco. IESA has extensive access to retail outlets in these regions. See our risk factor regarding our dependence upon IESA. Under our distribution agreement with IESA, we are entitled to receive 30.0% of the gross margin of the products distributed by IESA, or 130.0% of the royalty rate due to the developer or licensor, whichever is greater.

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

     Sony, Nintendo and Microsoft control the manufacture of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us, either directly or through third party vendors, for distribution. Sony PlayStation and PlayStation 2, Nintendo GameCube and Microsoft Xbox products consist of proprietary format CD-ROMs and are typically delivered to us within a relatively short lead time (approximately 3-4 weeks). Manufacturers of other Nintendo products, which use a cartridge format, typically deliver these products to us within 45 to 60 days after receipt of a purchase order. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.

EMPLOYEES

     As of the end of fiscal 2005, we had 400 employees domestically, with 195 in product development, 82 in administration (i.e., senior management, human resources, legal, IT and facilities), 52 in finance, 48 in sales and 23 in marketing. During the fiscal year, we had operations in New York, New York; Beverly, Massachusetts; Seattle, Washington; Sunnyvale, California; Santa Monica, California; and Newport Beach, California. We also have operations internationally at our Reflections studio located in Newcastle, England, which has 92 employees.

     In February 2005, we announced the closing of our operations in Beverly, Massachusetts and Santa Monica, California. As a result, by August 2005 most of the employees located in those offices will cease employment with us and we will be re-staffing most of the functions handled by such departing employees in our New York headquarters.

COMPETITION

     The video game software publishing industry is intensely competitive, and relatively few products achieve market acceptance. The availability of significant financial resources has become a major competitive factor in the industry primarily as a result of the increasing development, acquisition, production and marketing, as well as potential licensing costs, required to publish quality titles. We compete with other third-party publishers of video game software, including Electronic Arts, Inc., THQ, Inc., Activision, Inc., Take Two Interactive, Inc., and Midway Games, Inc., among others. In addition, we compete with first-party publishers such as Sony, Nintendo, and Microsoft, which in some instances publish their own products in competition with third-party publishers.

     Atari Interactive has granted us a license to use the name “Atari” until 2013 for software video games in the United States, Canada, and Mexico. We believe that the Atari brand, which has a heritage deeply rooted in innovation and is largely credited with launching the video game industry, continues to carry a level of recognition that can provide a competitive advantage. Unlike many of Atari’s competitors, the Atari brand can be seen as three separate entities—a pop icon, a classic gaming original and a modern interactive entertainment company. We believe that no other interactive entertainment company can match this signature of authenticity or unique ability to sell both lifestyle and product. Atari’s opportunities to attract partnerships, talent and other vehicles which uphold its legendary status are unbounded, providing a distinct advantage among its competitors.

     We believe that a number of additional factors provide us with competitive opportunities in the industry, including our extensive catalogue of multi-platform products, strength in the mass-market, and strong sales forces in the United States, Canada and Mexico and, through IESA, in Europe, Asia and other regions. We believe that popular franchises such as Driver, Test Drive and RollerCoaster Tycoon, along with the catalog of classic Atari Games, as well as attractive licenses, such as The Matrix, Dragon Ball Z and Dungeons & Dragons, provide us with a competitive advantage in the marketing of our products.

SEASONALITY

     Our business is highly seasonal with sales typically significantly higher during the calendar year-end holiday season.

SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

     We operate in three reportable segments: publishing, distribution and corporate. Please see the discussion regarding segment reporting in Note 22 of the Notes to Consolidated Financial Statements, included in Items 7 and 8 of this Report.

     Please see Note 22 of the Notes to Consolidated Financial Statements, included in Items 7 and 8 of this Report, for information related to geographic information with respect to our revenues from external customers and our long-lived assets.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our revenues will decline and our competitive position will be adversely affected if we are unable to introduce successful new products on a timely basis.

     Our performance in the video game software publishing business depends on the timely introduction of successful new products, sequels or enhancements of existing products to replace declining revenues from older products. Our inability to introduce compelling new products, sequels or enhancements, or significant delays in their release, could materially and adversely affect the ultimate success of our products and, in turn, our business, results of operations and financial condition. Our product development activities over the last fiscal year and in the coming fiscal year have been and will be less robust than our historical product development, resulting in fewer product releases. The process of introducing new products, sequels or product enhancements is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. Competitive factors in our industry demand that we create increasingly sophisticated products, which in turn makes it difficult to produce and release compelling products on a predictable schedule. If we introduce a relatively limited number of products in any period, the failure of such products to achieve market acceptance could adversely affect our results of operations.

The loss of Wal-Mart, Target, Best Buy, GameStop, or Electronics Boutique as key customers could negatively affect our business.

     Our sales to Wal-Mart, Target, Best Buy, GameStop, and Electronics Boutique accounted for approximately 25.7%, 12.3%, 9.8%, 7.4%, and 6.5% respectively, of net revenues for the year ended March 31, 2005. Our gross accounts receivable from these retailers were approximately $15.7 million, $6.9 million, $4.8 million, $6.4 million, and $8.1 million, respectively, as of March 31, 2005. Our business, results of operations and financial condition would be adversely affected if:

•	we lost any of these retailers as a customer;

•	any of these retailers purchased significantly fewer products supplied by us;

•	we were unable to collect receivables from any of these retailers on a timely basis or at all; or

•	we experienced any other adverse change in our relationship with any of these retailers.

     We cannot assure you that Wal-Mart, Target, Best Buy, GameStop, and Electronics Boutique will continue to use us as a major supplier of video game software, or at all. We have experienced difficulties in collecting on certain accounts. We cannot guarantee that we will not continue to have such difficulties and while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient.

Our results of operations and competitive position may be adversely affected if we are unable to anticipate and adapt to rapidly changing technology, including new console technology.

     The video game software industry is characterized by rapidly changing technology. The introduction of new technologies, including new console technology, software media formats, and delivery channels could render our previously released products obsolete or unmarketable. We are continuing to devote significant development resources to products for PlayStation 2 and Xbox. If consumer demand for those platforms declines as a result of the next generation of console games systems, or generally, we may experience lower than expected sales from products designed for those platforms.

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

We will need to secure additional capital.

     We have in the past generated significant financial losses. In recent years, our profits have been minimal compared to the profits reported by our industry competitors. If we generate significant financial losses in the future, our cash resources and revolving credit facility may not be adequate to fund our operations. Based on current assessments, we will need to raise capital in order to support our product development efforts and other operational needs. In order to complete the redirection of our product portfolio and to increase our slate of titles in fiscal 2006 and 2007, we will need to make a significant investment in product development. This investment is critical in order to maintain and grow our business, keep current with changing technology (including new hardware platforms), attract premier development partners, and secure profitable intellectual properties. We may raise additional capital in any number of ways, including through the issuance of debt or equity, or through other financing. If we borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders may suffer dilution in their percentage ownership of common stock. Additionally, due to the relative size of Atari, our majority ownership by a financially challenged foreign entity and our history of significant losses, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we are unable to raise capital on terms that are favorable to us, our business will be negatively affected, which could cause our stock price to decline. Specifically, if we are not successful in raising capital, we will have to take various actions that may include, but not be limited to, a reduction in our expenditures for internal and external new product development and further reduction in overhead expenses. These actions, should they become necessary, will probably result in a significant reduction in our size of operations. Such capital raising needs are discussed with our majority stockholder with respect to appropriate timing and structure of such funding.

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

     Our quarterly net revenues and results of operations have varied in the past and can be expected to vary in the future. Our business experiences substantial seasonality, and typically, our net revenue is significantly higher during our third fiscal quarter (which ends on December 31) than during our other quarters because of increased consumer demand during the calendar year-end holiday season. Other factors that cause fluctuations include:

•	the number of new titles released;

•	the timing of our release of new titles;

•	the popularity of new titles and titles released in prior periods;

•	changes in the mix of titles with varying profit margins;

•	the timing of customer orders; and

•	fluctuations in the size and rate of growth of consumer demand for titles for different platforms.

     In other particular fiscal quarters, our net revenues may be lower and may vary significantly. As a result, we cannot assure you that our results of operations will be consistent on a quarterly or annual basis. If our results of operations in a quarter fall below our expectations and/or fall below the expectations of market analysts or investors, the price of our common stock will likely decrease.

If we are unable to maintain or acquire licenses to intellectual property, our operating results will be adversely impacted.

     Many of our products are based on or incorporate intellectual property owned by others. For example, some of our titles are based on key film licenses. We expect that many of the products we publish in the future will also be based on intellectual property owned by others. The rights we enjoy to licensed intellectual property may vary based on the agreement we have with the licensor. Competition for these licenses is intense and many of our competitors have greater resources to take advantage of opportunities for such licenses. If we are unable to maintain our current licenses and obtain additional licenses with significant commercial value, we believe our sales will decline. In addition, obtaining licenses for popular franchises owned by others could require us to expend significant resources and the licenses may require us to pay relatively high royalty rates. If these titles are ultimately unpopular, we may not recoup our investment made to obtain such licenses. Furthermore, in many instances we do not have exclusive licenses for intellectual property owned by others. In these cases, we may face direct competition from other publishers holding a similar license. Additionally, many of the products we distribute are products that are published by IESA or its subsidiaries, such as certain Hasbro games. Recently, IESA has sold off properties that we historically distributed, such as Civilization and Sid Meier’s Pirates! If IESA continues to dispose of properties, we will lose revenue.

Termination or modification of our agreements with hardware manufacturers will adversely affect our business.

     We are required to obtain a license to develop and distribute software for each of the video game consoles. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2, and PSP, from Nintendo to develop products for Game Boy Advance and GameCube, and from Microsoft to develop products for Xbox. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms. In addition, our contracts with these manufacturers often grant them approval rights over new products and control over the manufacturing of our products. In some circumstances, this could adversely affect our business, results of operations or financial condition by:

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

     James Caparro, who had been our President and Chief Executive Officer since November 2004, had assembled our new senior management team, and had initialized our strategic restructuring, resigned on June 6, 2005, and will take a position with a company in another industry. Bruno Bonnell, who is the Chief Executive Officer of IESA and is our Chairman of the Board and Chief Creative Officer, has assumed the functions of Chief Executive Officer until we hire a replacement for Mr. Caparro. We could be significantly affected by the length of time it takes to hire a new chief executive officer and by changes a new chief executive officer might make after he or she is hired and takes office.

If returns and other concessions given to our customers exceed our reserves, our business may be negatively affected.

     To cover returns and other concessions, we establish reserves at the time we ship our products. We estimate the potential for future returns and other concessions based on, among other factors, management’s evaluation of historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. While we are able to recover the majority of our costs when third-party products we distribute are returned, we bear the full financial risk when our own products are returned. In addition, the license fees we pay Sony, Microsoft and Nintendo are non-refundable and we cannot recover these fees when our products are returned. Although we believe we maintain adequate reserves with respect to product returns and other concessions, we cannot assure you that actual returns and other concessions will not exceed our reserves, which could adversely affect our business, results of operations and financial condition.

Significant competition in our industry could adversely affect our business.

     The video game software market is highly competitive and relatively few products achieve significant market acceptance. Currently, we compete primarily with other publishers of video game software for both video game consoles and PCs. Our competitors include Activision, Inc., Electronic Arts, Inc., Midway Games, Inc., Take Two Interactive, Inc., and THQ, Inc., among others. In addition, console manufacturers including Microsoft, Nintendo, and Sony publish products for their respective platforms. Media companies and film studios, such as Warner Bros., are increasing their focus on the video game software market and may become significant competitors and/or may increase the price of their outbound licenses to competitors. These current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:

•	respond more quickly to new or emerging technologies or changes in customer preferences;

•	carry larger inventories;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	make higher offers or guarantees to software developers and licensors.

     We may not have the resources required for us to respond effectively to market or technological changes or to compete successfully with current and future competitors. Increased competition may also result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, results of operations or financial condition. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations and financial condition.

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

     We intend to pursue additional acquisitions of companies, properties and other assets which we believe can be operated profitably, which may include companies, properties, and assets held by IESA and its subsidiaries. Some of these transactions could be material in size and scope. Although we continue to search for additional acquisition opportunities, we may not be successful in identifying suitable acquisition opportunities. As the video game software industry continues to consolidate, we face significant competition in seeking and consummating acquisition opportunities. We may not be able to consummate potential acquisitions or an acquisition that is consummated may not enhance our profitability. In the future, we may issue additional shares of our common stock in connection with one or more acquisitions, which may dilute our existing stockholders. Future acquisitions could also divert substantial management time and result in short-term reductions in earnings or special transaction or other charges. In addition, we cannot guarantee that we will be able to successfully integrate the businesses that we may acquire into our existing business. Our stockholders may also not have the opportunity to review, vote on or evaluate future acquisitions.

Revenues from our distribution business may decline as competition increases and Internet technology improves.

     During the years ended March 31, 2004 and March 31, 2005, net revenues from our distribution business were approximately 14.1% and 13.7%, respectively, of our total net revenues. This decrease as a percentage of net revenues is primarily a result of increased competition. New video game systems and electronic delivery systems may also be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition. Revenues from our distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products or order products directly from publishers or from unauthorized or illegal sources over the Internet.

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

     Pursuant to agreements we have in place with IESA, we distribute products on their behalf in the United States, Canada and Mexico, and IESA distributes products on our behalf in Europe, Asia and certain other regions throughout the world. If these agreements, or product licenses to which IESA is a party, are terminated or amended in a manner adverse to us, we may, as applicable:

•	obtain new distribution arrangements for our products which may be on less favorable terms;

•	lose revenue from the distribution of IESA’s products;

•	experience difficulties or other delays in the distribution of our products outside the United States, Canada and Mexico;

•	incur an increase in the cost of distributing our products outside the United States, Canada and Mexico; or

•	incur problems with retailers to whom we distribute IESA’s products or to whom IESA distributes our products.

We may face increased competition and downward price pressure if we are unable to protect our intellectual property rights.

     Our business is heavily dependent upon our confidential and proprietary intellectual property. We sell a significant portion of our published software under licenses from independent software developers and, in these cases, we do not acquire the copyrights for the underlying work. We rely primarily on a combination of confidentiality and non-disclosure agreements, patent, copyright, trademark and trade secret laws, as well as other proprietary rights laws and legal methods, to protect our proprietary rights and the intellectual property rights of our developers. However, current U.S. and international laws afford us only limited protection and amendments to such laws or newly enacted laws may weaken existing protections. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or franchises, or obtain and use information that we regard as proprietary. Software piracy is also a persistent problem in the video game software industry. Policing unauthorized use of our products is extremely difficult because video game software can be easily duplicated and disseminated. Furthermore, the laws of some foreign countries may not protect our proprietary rights to as great an extent as U.S. law. Our business, results of operations and financial condition could be adversely affected if a significant amount of unauthorized copying of our products were to occur or if other parties develop products substantially similar to our products. We cannot assure you that our attempts to protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competitive products.

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

RISKS RELATED TO OUR CORPORATE STRUCTURE AND FINANCING ARRANGEMENTS

Our performance may be affected by IESA’s performance and financial stability.

     IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is diminished. There can be no assurance that IESA will complete sufficient actions to assure its future financial stability.

     If IESA is unable to complete its action plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries’ video game development operations, including that of Atari Interactive. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. Such a reduction of our revenues, among other things, could result in a breach of one or more of the covenants contained in our revolving credit facility with HSBC. If the above contingencies occurred, we probably would be forced to take actions that could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present, there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.

     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA (through its subsidiaries) also develops products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we market in the United States, Canada and Mexico. Atari Interactive is the source of approximately 38% of our net revenue and we generate approximately 5% of our net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.

     Additionally, though we are a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns the majority of our stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms and otherwise impair our ability to raise and generate capital.

IESA controls us and could prevent a transaction favorable to our other stockholders.

     IESA beneficially owns approximately 52% of our common stock, which gives it sufficient voting power to prevent any transaction that it finds unfavorable, including an acquisition, consolidation or sale of assets that might be desirable to our other stockholders. Additionally, despite efforts to implement all necessary corporate governance safeguards, for example, review by an independent special committee of the Board, IESA may unilaterally approve certain transactions as a result of their majority position. IESA also has sufficient voting power to elect a majority of our Board of Directors; four of the nine members of our Board of Directors are directors, employees or former employees (within three years) of IESA or its affiliates. Two of the remaining five directors are currently affiliated with us (or were affiliated with us within the past three years). Therefore, only three of the total nine directors are considered independent. This concentration of control could be disadvantageous to other stockholders whose interests differ from those of IESA. By October 2005, we must appoint/elect a new independent director to serve on our Audit Committee in order to remain compliant with the NASDAQ corporate governance requirements.

Our affiliates retain considerable control over the Atari trademarks, and their oversight or exploitation of such trademarks could affect our business.

     Atari Interactive, a wholly owned subsidiary of IESA, has granted us the right to use the Atari name for software video games in the United States, Canada and Mexico. In connection with a 2003 recapitalization, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring December 31, 2013, for which we issued 2,000,000 shares of our common stock to Atari Interactive. In addition, we will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We are subject to quality control oversight for our use of the Atari name. Any disputes over our performance under the trademark license agreement could materially affect our business. Furthermore, Atari Interactive’s use of the Atari mark (either through itself, its affiliates or third parties) to exploit products could affect the reputation or value associated with the Atari mark, and therefore materially affect our business. Therefore, we are dependent upon the cooperation and business actions of IESA and its affiliates with regard to the Atari trademark.

Our restructuring efforts will create short term costs that may not be offset by increased efficiencies.

     We are incurring substantial costs in connection with our restructuring efforts, including severance obligations, relocation expenses, advisor fees, and lease obligations for unused property. Though we anticipate that the restructuring will ultimately result in reduced general and administrative expenses and more efficient corporate operations, we can give no assurance that we will be successful in redefining our cost and operational structures in the near term. If we are not successful, we may not recoup our investment, which may negatively impact our results of operations.

Our revolving credit facility could be terminated.

     As of May 13, 2005, we utilize the proceeds of our revolving credit facility with HSBC to fund our working capital needs, including the manufacturing and development of products. The credit documents which we entered into with HSBC to obtain this revolving credit facility contain numerous covenants and conditions which may cause a default upon breach thereof by us. Although we are currently in full compliance under the credit documents and no event of default has occurred, there can be no assurance that we will continue to remain in compliance. If an event of default occurs under any credit document and HSBC opts not to waive such default, the revolving credit facility may be terminated and all debt outstanding accelerated, in which case we will need to raise additional capital or seek other alternatives, many of which may adversely affect our stock price.

RISKS RELATED TO OUR COMMON STOCK

Our stock price is highly volatile.

     The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including, but not limited to, the following:

•	quarter to quarter variations in results of operations;

•	our announcements of new products;

•	our announcements of changes in senior management;

•	actions by our majority stockholder;

•	our competitors’ announcements of new products;

•	our product development or release schedule;

•	general conditions in the video game software, entertainment, media or electronics industries;

•	our ability to successfully negotiate licenses with third parties;

•	timing of the introduction of new platforms and delays in the actual release of new platforms;

•	changes in earnings estimates; or

•	investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

     Additionally, the public stock markets experience price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. As of March 31, 2005, of the 121,296,092 million shares of our outstanding common stock, only 57.9 million shares (approximately 47.7%) were not held by our affiliates. This stock ownership structure and general lack of liquidity may also be a cause of volatility in the market price of our stock.

The large number of shares eligible for public sale could cause our stock price to decline.

     IESA holds a substantial number of shares of our common stock that it is able to sell in the public market. We generally cannot control the timing of any sale made by IESA. During fiscal 2005, IESA sold approximately 18.5 million shares of our stock. Large sales by IESA could significantly reduce the market price of our common stock. These potential sales also could impede our ability to raise future capital.

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

ITEM 2. PROPERTIES

     New York. Our principal administrative and sales facilities are located in approximately 90,000 square feet of space at 417 Fifth Avenue in New York City under a lease which commenced in December 1996 and is to expire in December 2006. We subleased 10,000 square feet of this space beginning in May 2003 through December 2006. We also lease three corporate apartments in New York City for use by our executive officers, directors, consultants and relocating executives. Those leases expire in August 2005, December 2005, and July 2006, respectively.

     California. We have a lease for approximately 17,400 square feet of office space in Santa Monica, California, which expires in May 2006. We have announced that we are ceasing operations at this location and we are looking to sublease this space. We also lease approximately 16,460 square feet of office space in Newport Beach, California for long-term use by Shiny, an internal development studio. This lease expires in August 2007. We have a lease for approximately 15,000 square feet of office space in Sunnyvale, California, which expires in December 2006.

     Washington. We lease approximately 65,500 square feet of office space in Bothell, Washington, under a lease which expires in May 2008. This office space is occupied by our Humongous studio. Under this lease, Humongous subleases parking lot space and an approximate total of 16,600 square feet of office space under four subleases, one of which expires in April 2008 and three of which expire in May 2008.

     Minnesota. We lease 14,291 square feet of office space in Plymouth, Minnesota, under a lease which expires in March 2006. This office space was occupied by the Minneapolis studio which ceased operations in fiscal 2004. Our intention is to sublet the space.

     Massachusetts. In Beverly, Massachusetts, we occupy a portion of the 53,184 square feet of the office space leased by Atari Interactive. Our lease expires in June 2007. We have announced that we are ceasing operations at this location and we are looking to sublease this space.

     Other States in the U.S. In Scottsdale, Arizona, we lease 25,000 square feet of office space under a lease which expires in March 2006. We have subleased these premises for the remainder of the lease term.

     Europe. For our internal Reflections studio, we maintain a lease for approximately 23,285 square feet of office space in Newcastle upon Tyne, United Kingdom. This lease expires in August 2011. Reflections also maintained a lease for office space in Gateshead Tyne and Wear, which we had sublet until September 2004. Reflections exercised its right to terminate the lease early so that Reflection’s lease expired in September 2004, the same time as the sublease for this space.

ITEM 3. LEGAL PROCEEDINGS

     The following litigation matters are still pending during the fourth quarter of fiscal 2005. With respect to matters in which we are a defendant, we continue to believe that the underlying complaints are without merit and we intend to defend ourselves vigorously against these actions. No matter was terminated during the fourth quarter of fiscal 2005.

     Our management believes that the ultimate resolution of the matters summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.

Knight Bridging Korea v. Infogrames, Inc. et al

     On September 16, 2002, Knight Bridging Korea Co., Ltd., or KBK, a distributor of electronic games via the Internet and local area networks, filed a lawsuit against Gamesonline.com, Inc., or Gamesonline, a subsidiary of Interplay Entertainment Corp., or Interplay, and us in Superior Court of California, Orange County. KBK alleges that on or about December 15, 2001, KBK entered into a contract with Gamesonline to obtain the right to localize and distribute electronically in Korea, Neverwinter Nights and certain back list games. The Complaint further alleges that Gamesonline and we conspired to prevent KBK from entering the market with Neverwinter Nights or any back title of Gamesonline. The Complaint alleges the following causes of action against us: misappropriation of trade secrets under the California Uniform Trade Secrets Act; common law misappropriation; intentional interference with contract; negligent interference with contract; intentional interference with prospective economic advantage; negligent interference with prospective economic advantage; and violation of Business & Professions Code Section 17200 et seq. The Complaint seeks $98.8 million for each of these causes of action.

     An Amended Complaint was filed on December 3, 2002, alleging all of the foregoing against us, adding Atari Interactive as a named defendant, and alleging that we managed and directed Atari Interactive to engage in the foregoing alleged acts. We and Atari Interactive filed Answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original Complaint and served a Cross-Complaint against KBK. On April 29, 2003, KBK named defendants Does 2, 3 and 4 as “Infogrames Asia Pacific”, “Infogrames Korea” and “Interplay, Inc.”, respectively. On October 29, 2003,

Interplay filed a cross-complaint against us, Atari Interactive, Infogrames Korea and Roes 101 through 200. We and Atari Interactive, filed an Answer on December 3, 2003. On March 25, 2004 KBK filed a Second Amended Complaint for Damages adding new causes of action for fraud against Gamesonline and Interplay; seeking rescission of the Electronic Distribution Agreement between KBK and Gamesonline; for “breach of third party beneficiary rights” against Atari Interactive; for unlawful restraint of trade against all defendants; for RICO Act violations against all defendants; and for civil conspiracy against all defendants; and adds allegations of alter ego status between Gamesonline and Interplay and as between us, Atari Interactive, and Atari Korea.

     On March 10, 2004 the Court entered a stipulation among the parties referring the matter to a private judge. The private judge, retired Superior Court Judge Harvey Schneider, will be presiding over all aspects of the case, including the non-jury trial.

     We and Atari Interactive prevailed on a Motion for Leave to File a Cross-Complaint against Interplay and Gamesonline. We and Atari Interactive, Inc. also prevailed on a Motion for Summary Adjudication on the RICO Act claim.

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

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC

     On May 17, 2004, we and Atari Interactive together with Hasbro, Inc., or Hasbro, filed a complaint against Games, Inc., its CEO, Roger W. Ach, II, or Ach, and Chicago West Pullman LLC in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games, Inc.’s and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that we granted to Games, Inc. for the development and publication of certain games in a specified online format expired by its terms when Games, Inc. failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games, Inc. dated December 31, 2003, as amended. The plaintiffs allege that Games, Inc.’s failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from us to Games, Inc. and constituted a breach of contract and that Chicago West Pullman LLC’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games, Inc. nevertheless continued to use plaintiffs’ intellectual property. On May 18, 2004, the Court granted a temporary restraining order against Games, Inc. and Ach and scheduled a preliminary injunction hearing for May 28, 2004, which was postponed until June 11, 2004. Prior to that hearing, Games, Inc. agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case.

     On June 16, 2004, Games, Inc. served its Answer and Counterclaim to the Complaint. In its counterclaim, Games, Inc. alleges that plaintiffs breached the Asst Purchase, License and Assignment Agreement and a Settlement Agreement dated March 31, 2004 by, inter alia, licensing other web sites to use on-line play of certain Atari and Hasbro games that Games , Inc. claimed were part of its exclusive license under the Agreement.

     On June 23, 2004, the Court ordered that the parties attend a case management conference scheduled for June 29, 2004. At the June 29, 2004, case management conference, Games, Inc.’s counsel raised issues relating to plaintiffs’ failure to respond to its discovery requests. The Court directed that plaintiffs submit a letter brief setting forth its generic objections to Games, Inc.’s discovery requests. The Court ordered that plaintiffs’ letter brief be submitted by July 6, 2004 and that Games, Inc. submit its reply by July 13, 2004. The Court also scheduled a teleconference for July 14, 2004. On July 6, 2004, plaintiffs submitted its letter brief to the Court and also served Games, Inc. with its Rule 26(a)(1) initial disclosures and Answer to the Counterclaim.

     Games, Inc.’s counsel failed to appear for the July 14, 2004, teleconference and it was adjourned to July 15, 2004. At that teleconference, the Court granted the majority of plaintiffs’ motion to quash Games, Inc.’s discovery requests.

     On July 16, 2004, it came to plaintiffs’ attention that, in flagrant violation of the preliminary injunction, Games, Inc. had issued a press release on July 13, 2004, that erroneously stated that Games, Inc. owned the “games.com” web site and that it had an exclusive license to certain Atari and Hasbro games. Plaintiffs immediately brought the erroneous press release to the attention of Games, Inc.’s counsel. On that same day, Games, Inc. replaced the erroneous press release with a corrected press release, but refused to issue a corrective press release explaining that it in fact did not own either the web site or have any license to Atari and Hasbro games. On July 19, 2004, plaintiffs brought this to the attention of the Court, who ordered that a corrective press release be issued, but approved language submitted by Games, Inc.’s counsel.

     On September 3, 2004, in a teleconference with the Court, Games, Inc. requested from the Court that plaintiffs be ordered to produce agreements with third parties from the first quarter of 2004 concerning online play of certain Atari and Hasbro games. During that same teleconference, plaintiffs sought permission to move to dismiss the counterclaims against Atari Interactive and Hasbro. On September 8, 2004, the Court broadened the scope of discovery to include documents regarding contracts and negotiations between Atari and Hasbro and third parties between January 1, 2004 and March 31, 2004 regarding online play of the original classic versions of the games. The Court also set a schedule for plaintiffs’ motion to dismiss the Counterclaims, which has been fully submitted and is under judicial deliberation.

     On October 4, 2004, it came to plaintiffs’ attention that, once again, Games, Inc. was in flagrant violation of the preliminary injunction because it represented in its Form 10-KSB filing dated October 1, 2004, that Games, Inc. owned the domain name “games.com” and that it had an exclusive license to certain Hasbro and Atari games. Plaintiffs immediately brought this to the attention of Games, Inc.’s counsel, who represented that certain, but not all, statements would be amended. But Games, Inc. did not amend its Form 10-KSB. Accordingly, plaintiffs sought permission to move for contempt for violation of the preliminary injunction.

     On October 14, 2004, in a teleconference with the Court, the Court granted plaintiffs’ request to move for contempt, and ordered that the parties brief that motion on the same schedule as the briefing schedule for motions for summary judgment. The Court also reset the schedule for this case. The Court ordered that all discovery be completed by November 12, 2004, that opening briefs on summary judgment be filed by November 29, 2004, that answering papers be filed on December 13, 2004, and that reply papers be filed by December 20, 2004. The parties completed discovery, and plaintiffs filed their motion for summary judgment, and motion for contempt sanctions, on November 29, 2004. The Court heard oral argument on these motions on January 12, 2005.

     On February 23, 2005, the Court issued an order granting plaintiffs’ motion to dismiss certain of Games, Inc.’s counterclaims, and on March 11, 2005, the court granted our motion for summary judgment on its breach of contract claim and dismissed Games, Inc.’s remaining counterclaims. The Court denied Games, Inc.’s motion for reconsideration on April 4, 2005. On May 4, 2005, the Court issued a memorandum order granting us and Atari Interactive damages in the following amount: (1) immediate payment of approximately $3.1 million, plus interest at an annual rate of nine percent from April 30, 2004; (2) immediate redemption of 10,250 shares of Games, Inc. stock for $1.025 million, plus interest at an annual rate of nine percent from April 30, 2004; (3) immediate redemption of 10,000 additional shares of Games, Inc. stock for $1 million; (4) redemption of the remaining 10,000 share at any time after December 29, 2005. The order provides that the “judgment runs directly against Games, Inc. but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman LLC and Ach.” The Court’s order also lifts the preliminary injunction imposed at the outset of the case.

     Ach filed a motion for reconsideration concerning the Court’s ruling that the judgment would run directly against Ach, and we requested that the Court issue a permanent injunction and clarify certain aspects of the judgment. On May 27, 2005, the Court issued an order denying Ach’s motion for reconsideration and confirming its earlier ruling that the judgment would run against Ach personally. The Court also clarified that after December 29, 2005, we are entitled to an additional $1.0 million, representing the cash redemption of the last 10,000 shares of Games Inc.’s stock. The Court also issued a permanent injunction barring Games Inc. from “selling or distributing any product that contains the intellectual property” that is the subject of the asset purchase agreement. The remaining elements of the original judgment remain.

American Video Graphics, L.P., v. Electronic Arts, Inc. et. al.

     On August 23, 2004, American Video Graphics, L.P. filed a lawsuit against us, Electronic Arts, Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision Inc., THQ, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in

the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED). We were served with the Summons and Complaint on September 7, 2004. The Complaint alleges infringement of US Patent No. 4,734,690 (method and apparatus for spherical panning) and seeks unspecified damages. We were served with a First Amended Complaint on or about October 7, 2004, which amended the original Complaint to properly name certain of the other defendants in the suit. We filed an Answer on November 8, 2004.

     On February 7, 2005, a Second Amended Complaint was filed against all of the above defendants, plus Sony Online Entertainment, Inc., Sony Computer Entertainment America, Inc., Microsoft Corp., and Nintendo of America, Inc. We answered the Second Amended Complaint on February 24, 2005. Discovery is ongoing.

iEntertainment Network, Inc. v. Epic Games, Inc., Atari, Inc. Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.

     On December 22, 2004, we were served with a Complaint by iEntertainment, Inc. The Complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1) and names the following defendants: us, Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The Complaint alleges infringement of US Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. We answered the Complaint on or about March 28, 2005.

Codemasters, Inc. v. Atari, Inc.

     On January 13, 2005, we were served with a Complaint filed by Codemasters, Inc., or Codemasters, against us in New York Supreme Court, County of New York. The causes of action arise out of contractual disputes regarding payments owed by each party to the other. Codemasters’ causes of action include breach of contract, failure to respond to submitted statements of account and unjust enrichment. Codemasters is seeking relief in the amount of approximately $0.9 million and such other relief as may be just and proper, including interests, costs associated with the suit. In February 2005, we answered the Complaint and also served Counterclaims. The parties settled the matter on May 5, 2005. Pursuant to the settlement Agreement, we paid Codemasters approximately $0.3 million.

Mr. M.L. Edmondson v. Reflections Interactive Limited

     On March 4, 2005, Martin Lee Edmondson, the former Managing Director of Reflections Interactive Limited, our wholly-owned UK subsidiary, filed a Notice of Claim with the Newcastle upon Tyne Employment Tribunal claiming constructive unfair dismissal as a result of Reflections alleged repudiatory breach of a contract of employment that necessitated Mr. Edmondson’s resignation. Mr. Edmondson is seeking a declaration that he was unfairly dismissed and compensation in an unspecified amount for such dismissal. Compensation in the Employment Tribunal is limited to £55,000 in respect of the maximum compensatory award. Mr. Edmondson could be awarded for unfair dismissal, together with a maximum basic award of (depending on age and length of service) £1,350 to £2,025. On April 1, 2005, Reflections filed a Response denying that there was a fundamental breach of contract that entitled Mr. Edmondson to resign and claim constructive dismissal. A case management discussion was scheduled for April 29, 2005 but has been postponed pending the parties ongoing without prejudice discussions regarding settlement. The Employment Tribunal has granted a stay of the proceedings until July 8, 2005, by which date the parties must report to the Employment Tribunal on the progress of the without prejudice discussions.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is quoted on the NASDAQ National Market. The high and low sale prices for the Common Stock as reported by the NASDAQ National Market for the fiscal years ended March 31, 2004 and March 31, 2005 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal 2004
First Quarter	$7.02	$1.75
Second Quarter	$5.55	$3.53
Third Quarter	$4.76	$3.15
Fourth Quarter	$5.00	$2.61

Fiscal 2005
First Quarter	$3.66	$2.10
Second Quarter	$2.51	$1.35
Third Quarter	$2.94	$1.10
Fourth Quarter	$3.40	$2.10

     On June 10, 2005, the last reported sale price of the Common Stock on the NASDAQ National Market was $2.81. As of June 10, 2005, there were approximately 267 record owners of our Common Stock.

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

     None.

Securities Authorized for Issuance under Equity Compensation Plans

     The table setting forth this information is included in Part III — Item 12. Security Ownership of Certain Beneficial Owners and Management.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial information which, for the years ended June 30, 2001 and 2002, the nine months ended March 31, 2003, and the years ended March 31, 2004 and 2005, is derived from our audited consolidated financial statements. The consolidated financial information for the nine months ended March 31, 2002 and the year ended March 31, 2003, is derived from unaudited financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

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

	Years		Nine Months		Years
	Ended		Ended		Ended
	June 30,		March 31,		March 31,
	2001	2002	2002	2003	2003	2004	2005
			(unaudited)		(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$266,928	$388,258	$263,824	$376,887	$501,321	$447,451	$395,165
Cost of goods sold	120,589	204,116	146,392	195,743	253,468	240,238	205,503

Gross profit	146,339	184,142	117,432	181,144	247,853	207,213	189,662
Selling and distribution expenses	66,915	79,590	58,778	66,959	87,771	80,442	60,763
General and administrative expenses	65,148	37,469	28,925	32,256	40,800	33,031	36,887
In process research and development	—	7,400	—	—	7,400	—	—
Research and product development	46,086	60,974	42,189	55,829	74,614	79,495	65,944
Gain on sale of development project to a related party	—	—	—	—	—	(3,744)	—
Restructuring and other charges	3,539	—	—	—	—	—	4,932
Infogrames North America merger costs	1,700	—	—	—	—	—	—
Gain on sale of line of business	(5,501)	—	—	—	—	—	—
Depreciation and amortization(1)	19,296	5,044	3,227	5,580	7,397	8,804	10,602

Operating (loss) income	(50,844)	(6,335)	(15,687)	20,520	29,871	9,185	10,534
Interest expense, net	(13,399)	(11,956)	(7,887)	(9,598)	(13,667)	(7,658)	(459)
Other income (expense)	1,358	(3,226)	287	644	(2,868)	(2,068)	42

(Loss) income from continuing operations before (benefit from) provision for income taxes	(62,885)	(21,517)	(23,287)	11,566	13,336	(541)	10,117
(Benefit from) provision for income taxes	(2,368)	(3,336)	(5,014)	405	2,083	(2,919)	184

(Loss) income from continuing operations	(60,517)	(18,181)	(18,273)	11,161	11,253	2,378	9,933
(Loss) income from discontinued operations of Humongous Entertainment	(151)	7,251	8,052	6,909	6,107	(1,612)	(4,241)

Net (loss) income	(60,668)	(10,930)	(10,221)	18,070	17,360	766	5,692
Dividend to parent	—	—	—	—	—	(39,351)	—

(Loss) income attributable to common stockholders	$(60,668)	$(10,930)	$(10,221)	$18,070	$17,360	$(38,585)	$5,692

Basic and diluted (loss) income per share from continuing operations	$(1.07)	$(0.26)	$(0.26)	$0.16	$0.16	$0.02	$0.08
Basic and diluted income (loss) per share from discontinued operations of Humongous Entertainment	0.00	0.10	0.11	0.10	0.09	(0.01)	(0.03)
Basic and diluted (loss) per share related to dividend to parent	—	—	—	—	—	(0.41)	—

Basic and diluted (loss) income per share attributable to common stockholders	$(1.07)	$(0.16)	$(0.15)	$0.26	$0.25	$(0.40)	$0.05

Basic weighted average shares outstanding	56,839	69,722	69,686	69,878	69,864	96,990	121,276

Diluted weighted average shares outstanding	56,839	69,722	69,686	70,055	70,058	96,990	121,587

(1)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective July 1, 2001. The adoption has eliminated the goodwill amortization prospectively from the effective date.

	June 30,		March 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$4,724	$5,392	$810	$9,607	$10,433
Working (deficit) capital	(56,636)	(90,958)	(90,910)	25,228	35,651
Total assets	145,084	241,863	232,082	193,956	190,039
Total debt	149,308	236,211	220,061	—	—
Stockholders’ (deficit) equity	(106,536)	(115,329)	(96,918)	115,063	120,667

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business and Operating Segments

     We are a global publisher and developer of video game software for gaming enthusiasts and the mass-market audience, and as a distributor of video game software in North America. We publish and distribute games for all platforms, including Sony PlayStation and PlayStation 2; Nintendo Game Boy, Game Boy Advance, GameCube and DS; Microsoft Xbox; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet, and other evolving platforms. Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and driving. Our products are based on intellectual properties that we have either created internally and own or which have been licensed from third parties. We leverage both internal and external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors. Additionally, through our relationship with IESA, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. Through our distribution agreement with IESA, we have the rights to publish and sublicense certain intellectual properties either owned or licensed by IESA or its subsidiaries, including Atari Interactive. We also manage the development of product at studios owned by IESA that focus solely on game development.

     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by certain third-party publishers with whom we have contracts (“Distribution Business”). As a distributor of video game software throughout the U.S., we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, Target, Best Buy, GameStop, and Electronics Boutique accounted for approximately 25.7%, 12.3%, 9.8%, 7.4%, and 6.5% respectively, of net revenues for the year ended March 31, 2005.

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

Company Reorganization

          Historically, our sales growth and profitability have not been at the same level as our more successful competitors. During the fourth quarter of fiscal 2005, we announced that as part of an overall strategic plan, we would implement structural, financial, and creative restructuring initiatives with the goal of improving profitability and competitive position. Specifically, we and our majority stockholder are considering ways to simplify our corporate structure. The following are key steps that management has taken as of March 31, 2005:

•	Restructuring

     During the fourth quarter of fiscal 2005, following the guidance established under Financial Accounting Standards Board (“FASB”) Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded restructuring expenses of $4.9 million, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. The costs include severance and retention expenses, expenses associated with the modification of stock option agreements for terminated executives, and other miscellaneous transition costs. We expect to incur an additional $5.0 million to $8.0 million over the next twelve month period in order to complete management’s plan.

•	Discontinued Operations

     In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of our Humongous Entertainment development studio and its operations. The sale is expected to occur in the twelve months following the end of fiscal 2005. It is unknown at March 31, 2005 the amount of the gain or loss that will be recorded on the sale, once completed. The assets and liabilities of Humongous are presented separately on our Consolidated Balance Sheets; additionally, its results for the periods presented are disclosed as discontinued operations on the face of the Consolidated Statement of Operations and Comprehensive Income (Loss). A summary of the net revenues and (loss) income from discontinued operations of Humongous Entertainment for the years presented in our Selected Financial Data is as follows (in thousands):

			Nine Months
	Years Ended		Ended		Years Ended
	June 30,		March 31,		March 31,
	2001	2002	2002	2003	2003	2004	2005
			(unaudited)		(unaudited)
Net revenues	$24,460	$30,786	$25,617	$27,758	$32,927	$21,494	$12,649
(Loss) income from discontinued operations	$(151)	$7,251	$8,052	$6,909	$6,107	$(1,612)	$(4,241)

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

     For the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $77.7 million, $76.4 million, $103.4 million, $102.7 million, and $85.7 million, respectively. As of March 31, 2004 and March 31, 2005, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $36.3 million and $24.3 million, respectively.

Inventories

     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005, we recorded obsolescence expense of approximately $(0.8) million, $3.4 million, $5.0 million, $1.7 million, and $2.6 million, respectively. As of March 31, 2004 and March 31, 2005, the aggregate reserve against inventories was approximately $2.0 million and $2.4 million, respectively.

Research and Product Development Costs

     Research and product development costs relate to the design, development, and testing of new software products, whether internally or externally developed. Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing our research and product development costs including external developer royalty advances (milestone payments) as incurred. Generally, developers are paid an advance upon the signing of a contract with us. Subsequent payments are due as the specific contractual milestones are met by the developer and approved by us. The timing of when these contracts are entered into and when milestone payments are made could vary significantly from budgeted amounts and, because these payments are expensed as incurred, they could have a material impact on reported results in a given period. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization over each product’s life cycle. Should management change its method of accounting for product development costs, such change will be implemented prospectively. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.

Licenses

     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation for performance remains with the third party. If significant obligations remain, the asset is capitalized when due as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales. Management evaluates the carrying value of these capitalized licenses and records an impairment charge (as research and product development expense) in the period management determines that such capitalized amounts are not expected to be realized.

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

     As of March 31, 2005, we have combined net operating loss carryforwards of approximately $486.0 million for federal tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2025. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

     In December 2004, the FASB issued Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. As we have no earnings to repatriate from our foreign subsidiaries, we have determined that the issuance of FSP 109-2 has no effect on our financial position and results of operations.

Related Party Transactions

     We are involved in numerous related party transactions with IESA and its subsidiaries. These related party transactions include, but are not limited to, the purchase and sale of product, game development, administrative and support services and distribution agreements. (See Note 13 to the Consolidated Financial Statements for information on related party transactions.)

Results of Operations

Year ended March 31, 2005 versus year ended March 31, 2004

Consolidated Statement of Operations (dollars in thousands):

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)
	March 31,	Revenues	March 31,	Revenues	Increase
	2004		2005

Net revenues	$447,451	100.0%	$395,165	100.0%	$(52,286)
Cost of goods sold	240,238	53.7%	205,503	52.0%	(34,735)

Gross profit	207,213	46.3%	189,662	48.0%	(17,551)
Selling and distribution expenses	80,442	18.0%	60,763	15.4%	(19,679)
General and administrative expenses	33,031	7.2%	36,887	9.3%	3,856

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)/
	March 31,	Revenues	March 31,	Revenues	Increase
	2004		2005

Restructuring expenses	—	0.0%	4,932	1.2%	4,932
Research and product development	79,495	17.8%	65,944	16.7%	(13,551)
Gain on sale of development project to a related party	(3,744)	(0.8)%	—	0.0%	(3,744)
Depreciation and amortization	8,804	2.0%	10,602	2.7%	1,798

Operating income	9,185	2.1%	10,534	2.7%	1,349
Interest expense, net	(7,658)	(1.7)%	(459)	(0.1)%	(7,199)
Other (expense) income	(2,068)	(0.5)%	42	0.0%	2,110

(Loss) income from continuing operations before provision for (benefit from) income taxes	(541)	(0.1)%	10,117	2.6%	10,658
(Benefit from) provision for income taxes	(2,919)	(0.6)%	184	0.1%	3,103

Income from continuing operations	2,378	0.5%	9,933	2.5%	7,555
(Loss) from discontinued operations of Humongous Entertainment	(1,612)	(0.3)%	(4,241)	(1.1)%	2,629

Net income	$766	0.2%	$5,692	1.4%	$4,926

Dividend to parent	(39,351)	(8.8)%	—	0.0%	(39,351)

(Loss) income attributable to common stockholders	$(38,585)	(8.6)%	$5,692	1.4%	$44,277

Net Revenues

Net Revenues by Segment (dollars in thousands):

	Years
	Ended
	March 31,		(Decrease)
	2004	2005
Publishing	$384,490	$340,964	$(43,526)
Distribution	62,961	54,201	(8,760)

Total	$447,451	$395,165	$(52,286)

     Net revenues for the year ended March 31, 2005 decreased approximately $52.3 million or 11.7% from $447.5 million to $395.2 million. Our decrease in net revenues is largely a function of the current year’s highly competitive holiday season, compounded by our hugely successful launch in the first quarter of the prior year of Enter the Matrix versus this year’s best seller of DRIV3R.

•	The successful launch of DRIV3R in June 2004 and the continued success of our Dragon Ball Z franchise have contributed to the generation of $341.0 million of net publishing revenues for the year ended March 31, 2005. Year-to-date domestic net revenues on DRIV3R are approximately $41.8 million compared with year-to-date domestic net revenues of Enter the Matrix in the same period last year of approximately $87.4 million. The Dragon Ball Z franchise which generated year-to-date net revenues of $85.9 million was led by Budokai 3 (PlayStation 2), Sagas (PlayStation 2, Xbox and GameCube), Buu’s Fury (Game Boy Advance), and Super Sonic Warriors (Game Boy Advance). The Dragon Ball Z franchise generated $85.0 million in the comparable prior year primarily from sales of Budokai 2 (PlayStation 2). Other new releases in the current year included RollerCoaster Tycoon 3 (PC), TRANSFORMERS (PlayStation 2), Duel Masters: Sempai Legends (PlayStation 2 and Game Boy Advance), Atari Anthology (PlayStation 2 and Xbox), and Atari Flashback, a plug and play classic game console.

•	Publishing net revenues include international royalty income earned on IESA’s international sales of our titles. International royalty income has decreased by $10.1 million from $28.7 million in the year ended March 31, 2004 to $18.6 million in the comparable 2005 period, due to higher international royalty income from Enter the Matrix, Unreal Tournament 2004, Mission Impossible 2, and Terminator 3: Rise of the Machines, totaling $26.7 million in the prior period compared with income from DRIV3R of $16.0 million in the current period. The decrease includes a favorable exchange rate impact in the current fiscal year of approximately $1.8 million from the weakening U.S. dollar against the euro.

•	Domestic licensing and other income, included in publishing net revenues, increased approximately $9.0 million or 54.9% to $25.4 million from $16.4 million in the prior period. We recognized $17.2 million in domestic licensing income, an increase of $3.2 million or 22.9%, primarily from the recognition of the Duke Nukem Royalty Advance Promissory Note of $4.3 million. Additionally, we recognized $4.0 million in fees paid by Microsoft to develop DRIV3R for the Xbox platform; $1.2 million in advertising revenue; and $2.4 million in sales of quality and assurance services to Atari Interactive. In the comparable 2004 period, we recognized $3.5 million of previously deferred revenue in sublicensing income as a result of the termination of our sublicensing arrangement with Microsoft and the retention of the previously collected nonrefundable advance.

•	The overall average sales price (“ASP”) of the publishing business has increased by 9.7% over the prior year from $18.43 to $20.21 due to:

o	sales of Atari Flashback, which have an average sales price of approximately $30.00 per unit, and

o	an improvement in the ASP of PC titles from $12.20 to $14.58, amid

o	a relatively flat console ASP (approximately $23.00), and

o	a relatively consistent platform mix. The current year to date mix consisted of 70.1% console product, 24.9% PC product, and 5.0% Atari Flashback product. The prior year’s mix consisted of 72.2% console product and 27.8% PC product.

•	Total distribution net revenues decreased $8.8 million due to increased competition.

Gross Profit

Platform mix for the year ended March 31, 2004 and 2005 is summarized below:

	Publishing Platform Mix
	2004	2005
PlayStation 2	36.2%	40.3%
PC	27.8%	24.9%
Xbox	14.3%	12.4%
Game Boy Advance	11.7%	11.2%
Plug and Play	0.0%	5.0%
Game Cube	7.0%	4.5%
PlayStation	2.8%	1.0%
Nintendo DS	0.0%	0.7%
Gameboy Color	0.2%	0.0%

Total	100.0%	100.0%

     Gross profit decreased to $189.7 million for the year ended March 31, 2005 from $207.2 million in the comparable 2004 period primarily from decreased sales volume. Gross profit as a percentage of net revenues increased from 46.3% in the 2004 period to 48.0% in the current period, reflecting:

•	lower average unit costs as a percentage of ASPs on the console products within the publishing business and

•	a higher mix of international royalty income on which we incur lower costs, as well as higher licensing and other revenue with lower associated royalty costs.

Selling and Distribution Expenses

     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the year ended March 31, 2005, selling and distribution expenses decreased approximately $19.6 million, or 24.4%, to $60.8 million (15.4% of net revenues) from $80.4 million (18.0% of net revenues) in the comparable 2004 period due to:

•	significant savings in the current period on advertising ($34.1 million in the current period as compared to $49.2 million in the prior period) due to stricter rationalization of advertising funds and fewer new titles released,

•	lower variable distribution costs, including freight, shipping and handling, on lower sales,

•	reduced inventory warehousing costs due to increased inventory turn (5.4 in 2004 versus 6.7 in 2005) and a reduced number of active titles,

•	bonus expense of $0.2 million in the current period versus $1.2 million in the prior period, and

•	savings in salaries and related overhead costs from the closure of the Minnesota studio in fiscal 2004.

General and Administrative Expenses

     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the year ended March 31, 2005, general and administrative expenses increased approximately $3.9 million, or 11.8%, to $36.9 million (9.3% of net revenues) from $33.0 million (7.2% of net revenues) in the comparable 2004 period due to:

•	bonus expense of $0.3 million in the current period compared with a reversal of $1.6 million in the prior period,

•	increased external spending of approximately $1.1 million for Sarbanes-Oxley compliance work,

•	increased professional and legal fees of approximately $0.7 million,

•	general salary increases and the addition of fully salaried senior executives, offset by

•	the recognition of a $0.9 million translation gain from the liquidation of the dormant Australian subsidiary in the first quarter of the current year.

Restructuring Expenses

     In February 2005, management announced the planned closure of the Beverly, Massachussetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. The costs associated with these closures incurred in the year ended March 31, 2005 were $4.9 million. The costs are comprised of $4.2 million of severance and retention costs, $0.6 million of costs related to the modification of stock options for terminated executives, and $0.1 million of miscellaneous expenses related to the transition. We expect to incur an additional $5.0 million to $8.0 million over the next twelve month period in order to complete management’s plan.

Research and Product Development Expenses

     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers on products that are currently in development and billings from related party developers. These expenses for the year ended March 31, 2005 decreased approximately $13.6 million, or 17.1%, to $65.9 million from $79.5 million in the comparable 2004 period due to:

•	the planned reduction in the number of titles in development with external developers,

•	bonus expense of $0.6 million in the current period versus prior year’s expense of $3.0 million (includes a $1.5 million completion bonus related to Enter the Matrix), and

•	savings over the prior year’s comparable period from the closure of the Legend and Minnesota studios in fiscal 2004, partially offset by

•	increased spending for certain projects currently in development at our internal studios.

     Internal research and product development expenses represent 43.6% of the total research and product development expenses for the year ended March 31, 2005 and 38.2% of the total research and product development expenses for the year ended March 31, 2004. Research and product development expenses, as a percentage of net revenues, decreased to 16.7% for the year ended March 31, 2005 from 17.8% in the comparable 2004 period.

Gain on Sale of Development Project

     During the third quarter of the prior year, we sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The sales price to Atari Interactive was equal to the development costs incurred by us, which were expensed during the period of development. The sale was initiated as a result of concerns expressed by the original third party licensor relating to our development efforts. No gain was recorded in the current period.

Depreciation and Amortization

     Depreciation and amortization for year ended March 31, 2005 increased by $1.8 million, or 20.5%, to $10.6 million from $8.8 million in the comparable 2004 period due to $1.6 million in amortization expense on our amended license with Atari Interactive for the rights to the Atari name. The license was amended late in September 2003.

Interest Expense, net

     Interest expense, net, decreased by $7.2 million to $0.5 million for the year ended March 31, 2005 from $7.7 million in the comparable 2004 period. The decrease is a result of:

•	our September 2003 recapitalization whereby all outstanding related party debt was converted to equity (savings of $6.8 million in interest expense over the prior year), and

•	interest income of $0.9 million earned on the various related party notes receivable outstanding during the period.

     Since the recapitalization, interest and financing fees have consisted of expenses incurred under our credit facility arrangement with GECC, which expired in the first quarter of fiscal 2006.

Other (Expense) Income

     In the prior year, we recorded a $1.7 million write down of an investment in an independent developer as part of the termination of a publishing agreement with Microsoft. No significant items have been recorded in the current period.

(Benefit from) Provision for Income Taxes

     During the year ended March 31, 2005, we recorded approximately $0.2 million for foreign tax liabilities at our dormant UK subsidiary. For the year ended March 31, 2004, we recorded a tax benefit of approximately $2.9 million, which resulted primarily from a June 30, 2001 amended federal tax return to recover taxes paid in 1996 and refunds of estimated state tax payments made during the tax year ended June 30, 2003.

(Loss) from Discontinued Operations of Humongous Entertainment

     Loss from discontinued operations of Humongous Entertainment increased by $2.6 million from $1.6 million for the year ended March 31, 2004 to $4.2 million for the year ended March 31, 2005. The increase is attributable to a drop off in net revenues of approximately $8.8 million, offset by savings of approximately $3.1 million in costs of goods sold due to reduced sales volume, and decreased spending on advertising, research and product development, and distribution costs of approximately $3.1 million.

Dividend to Parent

     In connection with the Recapitalization Agreement entered into in the prior year, we issued stock at a more favorable rate than was available, at the holder’s option, under the original terms of the 5.0% subordinated convertible notes it held. The incremental value of the additional stock issued was reported as a dividend to IESA for $39.4 million, which had no impact on total stockholders’ equity and has been reported as a charge in computing (loss) income attributable to common stockholders.

Year ended March 31, 2004 versus year ended March 31, 2003 (unaudited)

Consolidated Statement of Operations (dollars in thousands):

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)/
	March 31,	Revenues	March 31,	Revenues	Increase
	2003		2004
Net revenues	$501,321	100.0%	$447,451	100.0%	$(53,870)
Cost of goods sold	253,468	50.6%	240,238	53.7%	(13,230)

Gross profit	247,853	49.4%	207,213	46.3%	(40,640)
Selling and distribution expenses	87,771	17.5%	80,442	18.0%	(7,329)
General and administrative expenses	40,800	8.1%	33,031	7.2%	(7,769)
In-process research and development	7,400	1.5%	—	0.0%	(7,400)
Research and product development	74,614	14.9%	79,495	17.8%	4,881
Gain on sale of development project to a related party	—	0.0%	(3,744)	(0.8)%	3,744
Depreciation and amortization	7,397	1.4%	8,804	2.0%	1,407

Operating income	29,871	6.0%	9,185	2.1%	(20,686)
Interest expense, net	(13,667)	(2.7)%	(7,658)	(1.7)%	(6,009)
Other expense	(2,868)	(0.6)%	(2,068)	(0.5)%	(800)

Income (loss) from continuing operations before provision for (benefit from) income taxes	13,336	2.7%	(541)	(0.1)%	13,877
Provision for (benefit from) income taxes	2,083	0.5%	(2,919)	(0.6)%	(5,002)

Income from continuing operations	11,253	2.2%	2,378	0.5%	$(8,875)
Income (loss) from discontinued operations of Humongous Entertainment	6,107	1.3%	(1,612)	(0.3)%	7,719

Net income	$17,360	3.5%	$766	0.2%	$(16,594)

Dividend to parent	—	0.0%	(39,351)	(8.8)%	39,351

Income (loss) attributable to common stockholders	$17,360	3.5%	$(38,585)	(8.6)%	$(55,945)

Net Revenues

Net Revenues by Segment (dollars in thousands):

	Years
	Ended
	March 31,		(Decrease)
	2003	2004
Publishing	$405,188	$384,490	$(20,698)
Distribution	96,133	62,961	(33,172)

Total	$501,321	$447,451	$(53,870)

Net revenues for the year ended March 31, 2004 decreased approximately $53.8 million or 10.7% from $501.3 million to $447.5 million.

•	Our publishing net revenues were driven this period by strong sales from new products and existing franchises. Led by Enter the Matrix (PlayStation 2, Xbox, PC and GameCube), with approximately 3.2 million units shipped in the United States, our new title releases generated approximately 63.2% of publishing net revenues. Other major new releases in the year ended March 31, 2004 include three Dragon Ball Z titles Budokai 2 (PlayStation 2), Legacy of Goku II (Game Boy Advance) and Taiketsu (Game Boy Advance) for a total of over 2.4 million units shipped. Although we had many successful product releases during the year, our publishing net revenues decreased approximately $20.7 million or 5.1%. This decrease is attributable to the delayed launch of DRIV3R into the first quarter of fiscal 2005, our decision to release a lighter slate of new titles in the second and fourth quarters and reduced replenishment orders during our holiday season.

•	Publishing net revenue includes international royalty income earned on IESA’s international sales of our titles, which are up by $8.3 million from $20.4 million in the year ended March 31, 2003 to $28.7 million in the comparable 2004 period. The increase includes a favorable exchange rate impact in the current fiscal year of approximately $4.3 million from the weakening US dollar against the euro and strong 2004 period international sales of Enter the Matrix.

•	Additionally, we recognized $3.5 million of previously deferred revenue in sublicensing income as a result of the termination of our sublicensing arrangement with Microsoft and the retention of the previously collected nonrefundable advance. See Note 6 of the Notes of these Consolidated Financial Statements for additional information related to this transaction.

•	Total distribution net revenues decreased $33.2 million from continued general industry softness in productivity software and management’s decision to reduce our third party distribution operations in the specific instances where margins are considered insufficient.

Gross Profit

Platform mix for the year ended March 31, 2003 and 2004 is summarized below:

	Publishing Platform Mix
	2003	2004
PlayStation 2	32.9%	36.2%
PC	36.5%	27.8%
Xbox	10.9%	14.3%
Game Boy Advance	10.3%	11.7%
Game Cube	3.7%	7.0%
PlayStation	4.3%	2.8%
Game Boy Color	1.3%	0.2%
Dreamcast	0.1%	0.0%

Total	100.0%	100.0%

     Gross profit decreased to $207.2 million for the year ended March 31, 2004 from $247.9 million in the comparable 2003 period primarily from decreased sales volume while, as a percentage of net revenues, gross profit decreased from 49.4% to 46.3%. The benefit of a sales mix shift out of the higher cost distribution business and into the lower cost publishing business is largely being offset by a continuing sales mix shift within the publishing business toward the more costly console product and away from the less costly PC product, which is consistent with current industry trends. Approximately 72.2% of the publishing business’ shipments consisted of console sales during the year ended March 31, 2004 versus 63.5% in the comparable 2003 period. For the year ended March 31, 2004, the distribution business accounted for 14.1% of our net revenues as compared to 19.2% for the comparable 2003 period. Finally, a higher mix of royalty-bearing products sold in the current period also contributed to lower margins. In the year ended March 31, 2004, royalty expense included in cost of goods sold was 16.3% of net revenues, while in the 2003 period royalty expense was 12.6% of net revenues.

Selling and Distribution Expenses

     During the year ended March 31, 2004, selling and distribution expenses decreased approximately $7.4 million, or 8.4%, to $80.4 million from $87.8 million in the comparable 2003 period due to lower advertising expense from fewer new product releases as well as lower variable costs (mainly freight and handling) from decreased net revenues. Advertising expenses decreased $1.8 million or 3.5% and variable freight and distribution expenses decreased $2.6 million from the comparable 2003 period. The selling and distribution expenses remained relatively unchanged as a percentage of net revenues, increasing slightly to 18.0% for the year ended March 31, 2004 from 17.5% in the comparable 2003 period.

General and Administrative Expenses

     The general and administrative expenses of $33.0 million are significantly below the March 2003 period’s expenses of $40.8 million. This decrease is primarily from a $2.1 million one-time bonus tied to the closing of the GECC senior credit facility and a $3.8 million bonus charge from increased performance incentives which were achieved and incurred in the year ended March 31, 2003. Without the one-time incentive compensation in the 2003 period, general and administrative expense as a percentage of net revenues of 8.1% would have been reduced to 7.0% in the 2003 period.

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

Research and Product Development Expenses

     Research and product development expenses for the year ended March 31, 2004 increased approximately $4.9 million, or 6.6%, to $79.5 million from $74.6 million in the comparable 2003 period, primarily from the increase of approximately $7.0 million in amortization and write-off of capitalized licenses and the timing of milestone completions upon which this expense is based. This increase in research and product development has been offset by reductions in internal studio development costs due to the completion of certain titles early in the 2004 period. Internal costs represented 38.2% of the total research and product development costs for the year ended March 31, 2004, while internal costs were 44.8% of total research and product development costs for the comparable 2003 period.

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

Depreciation and Amortization

     Depreciation and amortization for the year ended March 31, 2004, increased by $1.4 million, or 18.9%, to $8.8 million from $7.4 million in the comparable 2003 period due primarily to amortization expense from our license with Atari Interactive for the rights to the Atari name offset by lower depreciation expense from assets which were fully depreciated during the period.

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

Other Expense

     Other expense in the year ended March 31, 2004 included a net $1.7 million write-down related to the Oddworld Inhabitants, Inc. (“Oddworld”) transaction (see Note 7 of the Notes of these Consolidated Financial Statements for additional information related to this transaction). Other expense in the comparable 2003 period included an initial write-down of the Oddworld investment of approximately $3.6 million. As of March 31, 2004, we no longer own an investment in Oddworld. The 2003 period also included $0.6 million of commission income recorded by us as compensation for negotiating a sale-lease back transaction for a related-party.

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

Nine months ended March 31, 2003 versus nine months ended March 31, 2002 (unaudited)

Consolidated Statement of Operations (dollars in thousands):

	Nine Months	% of	Nine Months	% of
	Ended	Net	Ended	Net	Increase/
	March 31,	Revenues	March 31,	Revenues	(Decrease)
	2002		2003
Net revenues	$263,824	100.0%	$376,887	100.0%	$113,063
Cost of goods sold	146,392	55.5%	195,743	51.9%	49,351

Gross profit	117,432	44.5%	181,144	48.1%	63,712
Selling and distribution expenses	58,778	22.3%	66,959	17.8%	8,181
General and administrative expenses	28,925	10.9%	32,256	8.6%	3,331
Research and product development	42,189	16.0%	55,829	14.8%	13,640
Depreciation and amortization	3,227	1.2%	5,580	1.5%	2,353

Operating (loss) income	(15,687)	(5.9)%	20,520	5.4%	36,207
Interest expense, net	(7,887)	(3.0)%	(9,598)	(2.5)%	1,711
Other income	287	0.1%	644	0.2%	357

(Loss) income from continuing operations before (benefit from) provision for income taxes	(23,287)	(8.8)%	11,566	3.1%	34,853
(Benefit from) provision for income taxes	(5,014)	(1.9)%	405	0.1%	5,419

(Loss) income from continuing operations	(18,273)	(6.9)%	11,161	3.0%	29,434
Income from discontinued operations of Humongous Entertainment	8,052	3.0%	6,909	1.8%	(1,143)

Net (loss) income	$(10,221)	(3.9)%	$18,070	4.8%	$28,291

Net Revenues

     Net revenues for the nine months ended March 31, 2003 increased approximately $113.1 million or 42.9% from $263.8 million to $376.9 million. This increase is attributable to our growth in our publishing business, offset by a slight decrease in our third-party distribution business.

     Total publishing net revenues for the nine months ended March 31, 2003 increased approximately $115.8 million or 62.2% to $302.1 million from $186.3 million in the comparable 2002 period. This increase is due to the success of both new releases and catalogue titles, as well as an increase in royalty income earned from sales of our product sold internationally. Our top ten selling published products for the nine months ended March 31, 2003 generated revenues of approximately $132.1 million, an increase of $53.0 million or 67.0%, from $79.1 million in the comparative 2002 period. The top new releases during the nine months ended March 31, 2003 were expansions from some of our most successful franchises and include Dragon Ball Z: Budokai for PlayStation 2, Unreal Championship for Xbox, Unreal Tournament 2 for the PC and RollerCoaster Tycoon 2 for the PC. Additionally, we increased our royalty income generated from international sales of our products. International royalties were $18.8 million for the nine months ended March 31, 2003, an increase from $2.9 million in the comparable 2002 period. Total third-party distribution net revenues for the nine months ended March 31, 2003 decreased slightly by approximately $2.7 million or 3.5% to $74.8 million from $77.5 million in the comparable 2002 period due primarily to a reduction in the Australian operation’s distribution business.

Gross Profit

     Gross profit increased to $181.1 million for the nine months ended March 31, 2003 from $117.4 million in the comparable 2002 period due mainly to increased sales volume. Gross profit as a percentage of net revenues increased to 48.1% for the nine months ended March 31, 2003 from 44.5% in the comparable 2002 period. This increase was the result of our product mix shift out of the lower margin distribution business and into the publishing business and a stronger publishing product offering, offset partially by a shift within the publishing business from higher margin PC product to console product. For the nine months ended March 31, 2003, the distribution business accounted for 19.8% of our net revenues as compared to 29.4% for the comparable period in 2002. Approximately 61.0% of the publishing business’s shipments were console sales during the nine months ended March 31, 2003 versus 33.4% in the comparable 2002 period. However, the overall margin of the publishing business as a percentage of net revenues for the nine months ended March 31, 2003 remained consistent with the 2002 percentage of 53.5%.

Selling and Distribution Expenses

     During the nine months ended March 31, 2003, selling and distribution expenses increased approximately $8.2 million, or 13.9%, to $67.0 million from $58.8 million in the comparable 2002 period. The increase in selling and distribution expenses was primarily the result of an increase in advertising expenses and variable selling expenses related to the increase in sales from the nine months ended March 31, 2003 over the comparable 2002 period, partially offset by a decrease in certain fixed expenses. Advertising expenditures increased $13.5 million, or 49.8%, to approximately $40.6 million during the nine months ended March 31, 2003 as compared to $27.1 million in the comparable 2002 period as a result of increased advertising to support new product releases in the 2003 period. Fixed costs, including salaries and consulting expenses, decreased by $3.7 million, to $11.3 million during the nine months ended March 31, 2003 as compared to $15.0 million in the 2002 period. This decrease was primarily attributed to our centralization and streamlining of marketing and publishing functions. Additionally, efficiencies in selling and distribution expenses due to increased volume created a decrease in these expenses as a percentage of net revenues to 17.8% for the nine months ended March 31, 2003 from 22.3% in the comparable 2002 period. Distribution expenses decreased 16.7% to approximately $12.0 million during the nine months ended March 31, 2003 as compared to $14.4 million in the comparable 2002 period. This decrease is due to lower costs associated with our distribution business stemming from increased shipments to customer distribution centers as opposed to individual customers’ stores and our product mix shift from PC to console product, which cost less to handle and ship.

General and Administrative Expenses

     General and administrative expenses for the nine months ended March 31, 2003 increased approximately $3.4 million, or 11.8%, to $32.3 million from $28.9 million in the comparable 2002 period. The increase resulted primarily from the payment of bonuses which were offset partially by decreased bad debt expense. We paid a one-time bonus of $2.1 million in the quarter ended December 31, 2002 tied to the closing of the GECC senior credit facility. Furthermore, we met increased performance incentives and incurred additional bonus expense of $3.8 million in the current period versus the prior period. This increase was partially offset by a decrease in bad debt expense of $3.1 million to $3.8 million from $6.9 million for the nine months ended March 31, 2003 and 2002, respectively. The nine months ended March 31, 2002 included a $4.2 million bad debt charge related to the Kmart bankruptcy, compared to a $0.3 million charge in the comparable 2003 period relating to the bankruptcy of one of our customers, FAO Inc. General and administrative expenses as a percentage of net revenues decreased to 8.6% for the months ended March 31, 2003 from 10.9% in the comparable 2002 period.

Research and Product Development Expenses

     Research and product development expenses for the nine months ended March 31, 2003 increased approximately $13.6 million, or 32.2%, to $55.8 million from $42.2 million in the comparable 2002 period. The primary reason for the increase in research and product development expense was from increased spending by our internal development studios, which include Legend, Reflections and Shiny. Much of the increase related to the costs associated with the development of the Enter the Matrix video game on all platforms incurred by Shiny, which we acquired in April 2002. During the nine months ended March 31, 2003, our internal development studios incurred expenses of $26.3 million, an increase of $10.1 million or 62.3% from $16.2 million in the comparable 2002 period. In relation to total research and product development expenses, the internal costs represented 47.1% of the total research and product development costs for the nine months ended March 31, 2003, while internal costs were 38.4% of total research and product development costs for the comparable 2002 period. Research and product development expenses, as a percentage of net revenues, decreased to 14.8% for the nine months ended March 31, 2003 from 16.0% in the comparable 2002 period.

Depreciation and Amortization

     Depreciation and amortization for the nine months ended March 31, 2003 increased approximately $2.4 million, or 75.0%, to $5.6 million from $3.2 million in the comparable 2002 period. The increase is due to the depreciation on capital expenditures and projects completed since the prior period. Additionally, the 2003 period includes the amortization of intangibles related to the April 2002 acquisition of Shiny in the amount of $0.6 million.

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

Liquidity and Capital Resources

Overview

     As of March 31, 2005, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of certain intellectual property rights for future products.

     However, in order to complete the redirection of the focus of our product portfolio, we will need to make significant investment in the expansion of our product development efforts. This investment is critical in order to maintain and grow our business, keep up to date with changing technology (including new hardware platforms scheduled to be introduced in late 2005 and in 2006), attract premier development partners, and secure profitable intellectual properties. Our capital raising needs are discussed with our majority stockholder with respect to appropriate timing and structure. However, we cannot guarantee that this capital will be raised or that we will be successful in our strategic initiatives. If we are not successful, management is prepared to take various actions which may include, but not be limited to, a reduction in our expenditures for internal and external new product development and further reduction in overhead expenses. These actions, should they become necessary, may result in a significant reduction in the size of our operations.

Cash Flows

(in thousands)

	March 31,	March 31,
	2004	2005
Cash	$9,607	$10,433

Working capital	$25,228	$35,651

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2004	2005
Cash provided by (used in) operating activities	$11,868	$(5,644)
Cash (used in) provided by investing activities	(28,067)	6,459
Cash provided by (used in) financing activities	24,846	(17)
Effect of exchange rates on cash	150	28

Net increase in cash	$8,797	$826

     During the year ended March 31, 2005, cash usage of $5.6 million was caused by operating activities reflecting increased payments of trade payables and royalties payable, and increased trade receivables due to the planned late March release of Dragon Ball Z: Sagas. This usage is further compounded by $2.5 million in payments made in the fourth quarter due to management’s restructuring plan and $3.4 million cash usage from funding our discontinued operations.

     Investing activities for the year ended March 31, 2005 created a cash inflow of approximately $6.5 million as compared to cash usage of $28.1 million in the comparable prior period. This increase in cash inflow is attributable to our decision to no longer make advances to related parties and payments received in the current period for related party notes receivable issued in the comparable prior period. The comparable 2004 period had cash usage of approximately $14.4 million from related party advances. In the year ended March 31, 2005, we received payments on certain related party notes receivable, which were issued in 2004, for approximately $7.2 million. Furthermore, during the year ended March 31, 2005, we issued and received payment on a secured promissory note totaling $23.1 million.

     During the year ended March 31, 2005, our financing activities resulted in a nominal usage of cash, while financing activities during the 2004 period provided cash of approximately $24.8 million. This decrease in cash is primarily attributable to the $34.9 million of proceeds received from our equity offering in the 2004 period. There were no material financing activities in the year ended March 31, 2005.

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

Credit Facilities

     HSBC Loan and Security Agreement

     On May 13, 2005, we obtained a one year $50.0 million revolving credit facility (“Revolving Credit Facility”) with HSBC Business Credit (USA) Inc. (“HSBC”), pursuant to a Loan and Security Agreement, to fund our working capital and general corporate needs. Loans under the Revolving Credit Facility are determined based on percentages of our eligible receivables and eligible inventory for certain seasonal peak periods. The Revolving Credit Facility bears interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We are required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million. The Revolving Credit Facility contains certain financial covenants that require us to maintain enumerated EBITDA, tangible net worth, and working capital minimums. In addition, amounts outstanding under the Revolving Credit Facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment and excluding certain non-U.S. assets.

     GECC Senior Credit Facility

     On November 12, 2002, we obtained a 30-month $50.0 million senior credit facility with GECC to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm, each a related party. Loans under the senior credit facility were based on a borrowing base comprised of the value of our accounts receivable and short-term marketable securities. The senior credit facility bore interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. This senior credit facility expired on May 12, 2005 and was replaced by the HSBC Revolving Credit Facility.

Contractual Obligations

     As of March 31, 2005, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital leases are summarized as follows (in thousands):

	Payments Due by Period
	Fiscal Years Ended March 31,
	2006	2007	2008	2009	Thereafter	Total
Royalty and license advances (1)	$1,685	$908	$—	$—	$—	$2,593
Milestone payments (2)	11,858	7,423	—	—	—	19,281
Operating lease obligations (3)	5,845	4,456	2,101	870	1,692	14,964
Capital lease obligations (4)	175	164	28	1	—	368

Total	$19,563	$12,951	$2,129	$871	$1,692	$37,206

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from fiscal 2006 through fiscal 2013. These are future minimum annual rental payments required under the leases, including a related party sub-lease with Atari Interactive.

(4)	We entered into several capital leases for computer equipment in the third quarter of fiscal 2005. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term.

IESA Liquidity

     As of the date of this report, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is diminished. There can be no assurance that IESA will complete sufficient actions to assure its future financial stability.

     If IESA is unable to complete its action plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries’ video game development operations, including that of Atari Interactive. Therefore, our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. Such a reduction of our revenues, among other things, could result in a breach of one or more of the covenants contained in our revolving credit facility with GECC. If the above contingencies occurred, we probably would be forced to take actions that could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.

     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and Mexico, and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we market in the United States and Canada. Atari Interactive is the source of approximately 38% of our net revenue and we generate approximately 5% of our net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.

     Additionally, though Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns the majority of our stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital. IESA continues to focus on ways to address and improve its financial situation.

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123-R, “Share Based Payments”. Statement No. 123-R is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in Statement No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. Statement No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share-based payment transactions with employees.

     We plan to adopt Statement No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of Statement No. 123-R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but early adoption is encouraged.

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment of APB No. 43, Chapter 4. The amendments made by Statement No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We have determined that adoption of Statement No. 151 will have no material effect on our financial position and results of operations.

     In December 2004, the FASB issued Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. As we have no earnings to repatriate from our foreign subsidiaries, we have determined that the issuance of FSP 109-2 has no effect on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our carrying value of cash, accounts receivable, related party notes receivable, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $18.6 million of our revenue for the year ended March 31, 2005. We also purchase certain of our inventories from foreign developers and pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of March 31, 2005, foreign subsidiaries represented 0.0% and 1.4% of consolidated net revenues and total assets, respectively. We also recorded approximately $10.4 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements, and notes thereto, and our Financial Statement Schedule, are presented on pages F-1 through F-35 hereof as set forth below:

PAGE
ATARI, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 31, 2004 and March 31, 2005	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended March 31, 2002 (unaudited) and 2003, and the Years Ended March 31, 2003 (unaudited), 2004, and 2005	F-3
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 (unaudited) and 2003, and the Years Ended March 31, 2003 (unaudited), 2004, and 2005	F-5
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Nine Months Ended March 31, 2003, and the Years Ended March 31, 2004 and 2005	F-8
Notes to the Consolidated Financial Statements	F-10 to F-43
FINANCIAL STATEMENT SCHEDULE
Nine Months Ended March 31, 2003, and Years Ended March 31, 2004 and 2005
Schedule II—Valuation and Qualifying Accounts	F-44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of March 31, 2005, with the participation of our management, our Interim Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)). In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Atari (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Management’s Annual Report on Internal Control Over Financial Reporting

     Management of Atari is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Atari, Inc.
June 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Atari, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Atari, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2005 of the Company and our report dated June 13, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

New York, New York
June 13, 2005

Changes in Internal Controls over Financial Reporting

     No change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Election of Directors” and “Executive Officers”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Executive Compensation”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Certain Relationships and Related Transactions”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Principal Accountant Fees and Services”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

See Item 8 above.

(a)(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

3.2	Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.3	Amendment No. 1 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

4.1	Specimen form of stock certificate of Common Stock is incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-14441) initially filed with the SEC on October 20, 1995, and all amendments thereto.

4.2	Registration Rights Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Company is incorporated herein by reference to an exhibit filed as a part of the Company’s Registration Statement on Form S-1 filed October 20, 1995.

4.3	Second Amended and Restated Registration Rights Agreement, dated as of October 2, 2000, between California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.1	Distribution Agreement between Infogrames Entertainment SA, Infogrames Multimedia SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.2	Addendum to Distribution Agreement between Infogrames Entertainment SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 10.26a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.3	Amendment to Distribution Agreement between Infogrames Entertainment SA and the Company dated as of July 1, 2000, is incorporated by reference to Exhibit 10.24a to the Company’s Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.4	Distribution Agreement between Infogrames Entertainment SA and the Company, dated October 2, 2000, as supplemented on November 12, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

10.5	Services Agreement, dated as of January 1, 2000, between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.41 to the Company’s Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.6	Services Agreement, dated as of January 26, 2001, between the Company and Infogrames Interactive, Inc. (now known as Atari Interactive, Inc.), is incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.7	Warehouse Services Contract, dated March 2, 1999, by and between the Company and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.8	Credit Agreement, dated as of November 12, 2002, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2002.***

10.9	First Amendment and Consent to the Credit Agreement, dated as of March 28, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57a to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.10	Second Amendment and Consent to the Credit Agreement, dated as of April 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57b to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.11	Third Amendment and Waiver to the Credit Agreement, dated as of July 11, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57c to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.12	Fourth Amendment and Consent to the Credit Agreement, dated as of September 12, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.13	Fifth Amendment to the Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.14	Sixth Amendment to the Credit Agreement, dated as of December 23, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.15	Seventh Amendment to the Credit Agreement, dated as of March 31, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.16	Eighth Amendment to the Credit Agreement, dated as of May 20, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.17	Consent to Credit Agreement, dated as of July 15, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agreement, Agent and Lender, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.18	Intercreditor and Subordination Agreement, dated as of November 12, 2002, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002.

10.19	First Amendment to Intercreditor and Subordination Agreement, dated as of December 23, 2003, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., Atari Interactive, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.20	Loan and Security Agreement, dated as of May 13, 2005, among the Company, as Borrower, and HSBC Business Credit (USA) Inc., as Lender.**

10.21*	Letter of Employment, dated as of April 23, 2002, between David Perry and the Company is incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.22*	The 1995 Stock Incentive Plan (as amended on October 31, 1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed December 6, 1996.

10.23*	The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.24*	The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.25*	The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Company’s proxy statement dated June 29, 2000.

10.26*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Company’s Information Statement dated November 27, 2000.

10.27*	Third Amendment to the Atari, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.28*	The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.29*	Description of Registrant’s Annual Incentive Plan for fiscal 2005.**

10.30*	Employment Agreement, dated June 1, 2002, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 6.1 to the Company’s Annual Report on Form 10-K for the quarter ended June 30, 2002.

10.31*	Employment Agreement with Bruno Bonnell, dated as of July 1, 2004 and effective as of April 1, 2004, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.32*‡	Termination and General Release Agreement, dated October 15, 2004, by and between the Company and Denis Guyennot is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.33*	Employment Agreement, dated November 26, 2004, by and between the Company and James Caparro is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.34*	Letter Agreement by and between the Company and Diane Price Baker, dated January 24, 2005.**

10.35*	Consultant Agreement between the Company and Ann Kronen, dated as of July 8, 2003 is incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.***

10.36	Agreement of Lease, dated as of December 12, 1996, by and between the Company and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.37	First Amendment of Lease dated July 1, 1997 by and between the Company and F.S. Realty Corporation.**

10.38	Lease Agreement between the Company and Netbreeders Realty LLC, dated November 1, 1999, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.39	Sublease Agreement between the Company and SAVI Technology, Inc., dated May 30, 2001, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.40	Lease Agreement between the Company and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.41	Lease Agreement between the Company and MV 1997, L.L.C., dated November 24, 1997, is incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.42	Lease Agreement between Parabola Estates Limited and Reflections Interactive Limited dated September 10, 2001 is incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.43	Lease Agreement between Prima Development Corp. and the Company dated May 17, 2002 is incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.44‡	Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated January 19, 2003, is incorporated herein by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.45‡	PlayStation®2 Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated April 1, 2000, as amended.**

10.46‡	Xbox® Publisher License Agreement between the Company and Microsoft Corporation, dated April 18, 2000, is incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.47	Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 27, 1999, is incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.48	Amendment One to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated April 20, 2002, is incorporated herein by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.49	Amendment Two to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated June 15, 2002, is incorporated herein by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.50	Amendment Three to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 15, 2002, is incorporated herein by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.51	Amendment Four to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated November 13, 2002, is incorporated herein by reference to Exhibit 10.68 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.52	Amendment Five to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated February 21, 2003, is incorporated herein by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.53	Amendment Six to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated August 11, 2003 as incorporated herein by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.54	Agreement Regarding Satisfaction of Debt and License Amendment among the Company, Infogrames Entertainment S.A. and California U.S. Holdings, Inc., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.55	Amended Trademark License Agreement between the Company and Infogrames Entertainment S.A., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.56	Obligation Assignment and Securing Agreement, dated as of November 3, 2004, by and among the Company, Infogrames Entertainment SA, Atari Interactive, Inc., Atari Europe SAS, and Paradigm Entertainment, Inc, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.57	Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable to the Company is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.58‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $5,122,625 payable to the Company as incorporated herein by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.59‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $2,620,280 payable to the Company as incorporated herein by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.60‡	Promissory Note of Paradigm Entertainment, Inc., in the aggregate amount of $828,870 payable to the Company as incorporated herein by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

21.1	List of Subsidiaries.**

23.1	Consent of Deloitte & Touche LLP.**

31.1	Interim Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1‡	Licensed PSP Publisher Agreement by and between the Company and Sony Computer Entertainment America, Inc. dated March 23, 2005, for PlayStation® Portable.**

99.2‡	Amendment to the Xbox® Publisher Licensing Agreement, dated March 1, 2005.**

99.3‡	Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and the Company effective March 29, 2002.**

99.4	License Agreement between the Company and FUNimation Productions, Ltd., dated December 31, 2004.**

Exhibit indicated with an * symbol is a management contract or compensatory plan or arrangement filed pursuant to Item 15(c) of Form 10-K.

Exhibit indicated with an ** symbol is filed herewith.

*** All immaterial amendments/extensions to this agreement were filed as an exhibit 99 in the Company’s Quarterly Report for the respective period.

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

ATARI, INC.
By:	/s/ Bruno Bonnell
	Name:	Bruno Bonnell
	Title: Date:	Interim Chief Executive Officer June 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Bruno Bonnell	Interim Chief Executive Officer (principal executive officer) and Director	June 14, 2005

Bruno Bonnell

/s/ Diane Price Baker	Executive Vice President and Chief Financial Officer (principal financial officer)	June 14, 2005

Diane Price Baker

/s/ Jodi Scheurenbrand	Senior Vice President and Controller (principal accounting officer)	June 14, 2005

Jodi Scheurenbrand

/s/ James Ackerly	Director	June 14, 2005

James Ackerly

/s/ James Caparro	Director	June 14, 2005

James Caparro

/s/ Denis Guyennot	Director	June 14, 2005

Denis Guyennot

/s/ Thomas A. Heymann	Director	June 14, 2005

Thomas A. Heymann

/s/ Ann E. Kronen	Director	June 14, 2005

Ann E. Kronen

/s/ Thomas J. Mitchell	Director	June 14, 2005

Thomas J. Mitchell

/s/ Thomas Schmider	Director	June 14, 2005

Thomas Schmider

ATARI, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Atari, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Atari, Inc. and subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficiency) and cash flows for the years ended March 31, 2005 and 2004, and for the nine months ended March 31, 2003. Our audits also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended March 31, 2005 and 2004, and for the nine months ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
June 13, 2005

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	March 31,
	2004	2005
ASSETS
Current assets:
Cash	$9,607	$10,433
Receivables, net	37,707	42,179
Inventories, net	25,643	25,209
Income taxes receivable	2,320	1,533
Due from related parties	4,175	248
Prepaid expenses and other current assets	12,449	20,996
Related party notes receivable	8,571	—
Assets of discontinued operations (Note 20)	2,677	3,555

Total current assets	103,149	104,153
Property and equipment, net	12,581	8,289
Goodwill, net of accumulated amortization of $26,116 in both periods	70,224	70,224
Other intangible assets, net of accumulated amortization of $1,294 and $1,969, at March 31, 2004 and March 31, 2005, respectively	1,406	731
Other assets	6,596	6,642

Total assets	$193,956	$190,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,780	$27,756
Accrued liabilities	15,665	16,537
Restructuring reserve	—	1,885
Royalties payable	14,195	13,641
Income taxes payable	450	500
Short-term deferred income	2,107	77
Due to related parties	6,704	5,421
Liabilities of discontinued operations (Note 20)	1,020	2,685

Total current liabilities	77,921	68,502
Deferred income	555	478
Other long-term liabilities	417	392

Total liabilities	78,893	69,372

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,231 and 121,296 shares issued and outstanding at March 31, 2004 and March 31, 2005, respectively	1,212	1,213
Additional paid-in capital	735,964	736,790
Accumulated deficit	(625,436)	(619,744)
Accumulated other comprehensive income	3,323	2,408

Total stockholders’ equity	115,063	120,667

Total liabilities and stockholders’ equity	$193,956	$190,039

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Nine Months		Years
	Ended March 31,		Ended March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Net revenues	$263,824	$376,887	$501,321	$447,451	$395,165
Cost of goods sold	146,392	195,743	253,468	240,238	205,503

Gross profit	117,432	181,144	247,853	207,213	189,662
Selling and distribution expenses	58,778	66,959	87,771	80,442	60,763
General and administrative expenses	28,925	32,256	40,800	33,031	36,887
Restructuring expenses	—	—	—	—	4,932
In-process research and development	—	—	7,400	—	—
Research and product development	42,189	55,829	74,614	79,495	65,944
Gain on sale of development project to a related party	—	—	—	(3,744)	—
Depreciation and amortization	3,227	5,580	7,397	8,804	10,602

Operating (loss) income	(15,687)	20,520	29,871	9,185	10,534
Interest expense, net	(7,887)	(9,598)	(13,667)	(7,658)	(459)
Other income (expense)	287	644	(2,868)	(2,068)	42

(Loss) income from continuing operations before (benefit from) provision for income taxes	(23,287)	11,566	13,336	(541)	10,117
(Benefit from) provision for income taxes	(5,014)	405	2,083	(2,919)	184

(Loss) income from continuing operations	(18,273)	11,161	11,253	2,378	9,933

Income (loss) from discontinued operations of Humongous Entertainment (Note 20)	8,052	6,909	6,107	(1,612)	(4,241)

Net (loss) income	(10,221)	18,070	17,360	766	5,692

Dividend to parent	—	—	—	(39,351)	—

(Loss) income attributable to common stockholders	$(10,221)	$18,070	$17,360	$(38,585)	$5,692

Basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(0.26)	$0.16	$0.16	$0.02	$0.08
Income (loss) from discontinued operations of Humongous Entertainment	0.11	0.10	0.09	(0.01)	(0.03)

Dividend to parent	—	—	—	(0.41)	—

(Loss) income per share attributable to common stockholders	$(0.15)	$0.26	$0.25	$(0.40)	$0.05

Basic weighted average shares outstanding	69,686	69,878	69,864	96,990	121,276

	Nine Months		Years
	Ended March 31,		Ended March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Diluted weighted average shares outstanding	69,686	70,055	70,058	96,990	121,587

Net (loss) income	$(10,221)	$18,070	$17,360	$766	$5,692
Other comprehensive (loss) income:
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)
Foreign currency translation adjustments	489	46	334	142	(56)
Unrealized (loss) on securities	(57)	—	—	—	—
Reclassification adjustment for realized gains included in net loss	(388)	—	—	—	—

Comprehensive (loss) income	$(10,177)	$18,116	$17,694	$908	$4,777

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months		Years
	Ended		Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,221)	$18,070	$17,360	$766	$5,692
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,227	5,580	7,397	8,804	10,602
(Income) loss from discontinued operations	(8,052)	(6,909)	(6,107)	1,612	4,241
Modification of stock options	—	—	—	—	139
Non-cash restructuring charges	—	—	—	—	596
Recognition of cumulative translation adjustment from foreign subsidiary	—	—	—	—	(859)
Loss on sale of investment	—	—	—	1,750	—
Write-down of investment	—	—	3,622	—	—
Amortization of discount on related party debt	2,153	2,153	2,870	1,339	—
Accrued interest	2,911	5,295	6,141	1,903	23
Amortization of deferred financing fees	819	1,035	1,061	2,466	822
Recognition of deferred income	(1,750)	631	2,438	(3,577)	(2,107)
Write-off of property and equipment	52	358	832	38	198
In-process research and development related to acquisition of Shiny Entertainment, Inc.	—	—	7,400	—	—
Gain on sale of marketable securities	(388)	—	—	—	—
Changes in operating assets and liabilities:
Receivables, net	(3,067)	34,162	(6,479)	9,346	(4,472)
Inventories, net	(11,535)	7,446	4,551	9,893	434
Due from related parties	(1,691)	1,532	3,689	(793)	3,934
Due to related parties	(10,476)	2,830	4,652	(6,774)	(1,333)
Prepaid expenses and other current assets	(3,774)	(8,604)	(7,399)	6,207	(9,165)
Accounts payable	2,889	(19,492)	(1,234)	(1,606)	(10,046)
Accrued liabilities	(819)	(3,446)	4,321	(15,726)	631
Royalties payable	(5,661)	4,650	6,944	2,261	(554)
Restructuring reserve	(1,946)	(470)	(630)	(71)	1,938
Deferred income	2,121	—	—	30	—
Income taxes payable	—	507	1,503	(1,543)	45
Income taxes receivable	(3,973)	689	5,985	(1,909)	789
Other long-term liabilities	1,441	(269)	(259)	(461)	(264)
Other assets	3,094	(564)	2,174	(288)	(3,564)

Net cash (used in) provided by continuing operations	(44,646)	45,184	60,832	13,667	(2,280)
Net cash provided by (used in) discontinued operations	6,335	7,124	7,605	(1,799)	(3,364)

Net cash (used in) provided by operating activities	(38,311)	52,308	68,437	11,868	(5,644)

	Nine Months		Years
	Ended		Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(6,304)	(3,940)	(5,883)	(5,038)	(2,039)
Proceeds from sale of property and equipment	—	—	—	—	17
Proceeds from sale of marketable securities	497	—	—	—	—
Issuance of related party notes receivable	—	—	—	(8,571)	—
Issuance of secured promissory note	—	—	—	—	(23,059)
Repayment of secured promissory note, net	—	—	—	—	23,059
Transfer and assignment of related party notes receivable	—	—	—	—	7,254
Repayment of related party notes receivable	—	—	—	—	1,317
Advances to related parties	—	(32,184)	(32,184)	(14,368)	—
Acquisition of Shiny Entertainment, Inc., net of nominal cash acquired	—	—	(34,010)	—	—

Net cash (used in) provided by continuing operations	(5,807)	(36,124)	(72,077)	(27,977)	6,549
Net cash (used in) discontinued operations	(185)	(128)	(201)	(90)	(90)

Net cash (used in) provided by investing activities	(5,992)	(36,252)	(72,278)	(28,067)	6,459

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) under related party credit facility, net	54,000	(16,632)	(18,258)	—	—
Borrowings from related party medium-term loan	—	8,896	48,277	—	—
Payments of BNP Paribus revolving credit facility	(10,000)	(15,000)	(25,000)	—	—
Borrowings (payments) under General Electric Capital Corporation Senior Credit Facility, net	—	10,651	10,651	(10,651)	—
Payments under short-term promissory notes	—	(8,833)	(16,058)	—	—
Proceeds from exercise of stock options	32	116	116	518	92
Payments under capitalized lease obligation	—	—	—	—	(109)
Net proceeds from public stock offering	—	—	—	34,875	—
Proceeds from employee stock purchase plan	127	125	199	104	—

Net cash provided by (used in) financing activities	44,159	(20,677)	(73)	24,846	(17)
Effect of exchange rates on cash	75	39	69	150	28

Net (decrease) increase in cash	(69)	(4,582)	(3,845)	8,797	826
Cash — beginning of fiscal year	4,724	5,392	4,655	810	9,607

Cash — end of fiscal year	$4,655	$810	$810	$9,607	$10,433

	Nine Months		Years
	Ended		Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF OPERATING ACTIVITIES:
Cash paid for interest	2,344	3,599	4,114	5,984	450
Cash paid for taxes	—	450	450	739	—
Income tax refunds	1,066	1,157	6,952	18	764

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of Shiny Entertainment, Inc.:
Fair value of assets acquired	$—	$—	$50,776	$—	$—
Less: Short-term promissory notes issued to seller and others	—	—	(16,059)	—	—
Assumption of stock options	—	—	(672)	—	—
Other payments due seller	—	—	(31)	—	—
Cash acquired	—	—	(4)	—	—

Acquisition, net of cash acquired	$—	$—	$34,010	$—	$—

Acquisition of Atari license for 2,000 shares of common stock	—	—	—	8,500	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Sale of treasury stock in lieu of partial royalty payment	855	—	—	—	—
Assumption of Shiny Entertainment, Inc. employee stock purchase plan	—	—	672	—	—
Issuance of warrants to external developer	—	54	54	—	—
Issuance of shares in lieu of partial royalty payment	41	—	—	1,199	—

Net debt exchanged for 39,030 shares of common stock:
Related party debt, revolving credit facility and related party medium-term loan prior to recapitalization of debt	$—	$—	$—	$212,429	$—
Less: Offset of advances to related parties against related party debt	—	—	—	(46,552)	—

Net debt exchanged for common stock	$—	$—	$—	$165,877	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, June 30, 2002	69,826	698	485,759	(604,921)	3,135	(115,329)
Issuance of common stock pursuant to employee stock purchase plan	46	—	125	—	—	125
Exercise of stock options	48	1	115	—	—	116
Issuance of warrants to external developer	—	—	54	—	—	54
Net income	—	—	—	18,070	—	18,070
Foreign currency translation adjustment	—	—	—	—	46	46

Balance, March 31, 2003	69,920	699	486,053	(586,851)	3,181	(96,918)
Issuance of common stock pursuant to employee stock purchase plan	47	1	103	—	—	104
Exercise of stock options	120	1	517	—	—	518
Net income	—	—	—	766	—	766
Foreign currency translation adjustment	—	—	—	—	142	142
Cashless exercise of warrants	13	—	—	—	—	—
Issuance of common stock in lieu of partial royalty payment	280	3	1,196	—	—	1,199
Issuance of 39,030 common shares as part of the Company’s recapitalization in exchange for cancellation of related party debt, related party credit facility and related party medium-term loan	39,030	390	165,487	—	—	165,877
Dividend to parent as part of the recapitalization of related party debt to common shares	—	—	39,351	(39,351)	—	—
Issuance of 2,000 common shares for license of the Atari name	2,000	20	8,480	—	—	8,500
Issuance of 9,821 common shares in secondary offering, net of expenses	9,821	98	34,777	—	—	34,875

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2004	121,231	$1,212	$735,964	$(625,436)	$3,323	$115,063
Net income	—	—	—	5,692	—	5,692
Foreign currency translation adjustment	—	—	—	—	(56)	(56)
Cashless exercise of warrants	44	1	(1)	—	—	—
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)	(859)
Exercise of stock options	21	—	44	—	—	44
Issuance of stock options to related party	—	—	48	—	—	48
Modification of stock options	—	—	735	—	—	735

Balance, March 31, 2005	121,296	$1,213	$736,790	$(619,744)	$2,408	$120,667

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Operations and Summary of Significant Accounting Policies

Nature of Business

     We are a global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience, as well as a distributor of video game software in North America. We publish and distribute games for all platforms, including Sony PlayStation and PlayStation 2; Nintendo Game Boy, Game Boy Advance, GameCube, and DS; Microsoft Xbox; and personal computers, referred to as PCs. We also publish and sub-license games for the wireless, internet, and other evolving platforms. Our diverse portfolio of products extends across every major video game genre, including action, adventure, strategy, children, family, driving and sports games.

     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At March 31, 2005, IESA owns approximately 52% of us directly and through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”) and its majority-owned subsidiary Atari Interactive, Inc. (“Atari Interactive”).

Principles of Consolidation

     The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Change in Fiscal Year-end

     Effective March 28, 2003, we changed our fiscal year-end from June 30 to March 31. Accordingly, the audited fiscal period ended March 31, 2003, represents nine months of operations and the audited fiscal periods ended March 31, 2004 and March 31, 2005 represent twelve months of operations.

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

Goodwill and Other Intangible Assets

     Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”, eliminated goodwill amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Intangible assets with finite lives are amortized over their useful lives. As of March 31, 2005, our annual fair-value based assessment did not result in any impairment of goodwill or intangibles. However, future changes in the facts and circumstances relating to our goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

     Other intangible assets approximate $1.4 million and $0.7 million, net of accumulated amortization of $1.3 million and $2.0 million at March 31, 2004 and March 31, 2005, respectively.

Fair Values of Financial Instruments

     FASB Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, related party notes receivable, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are reflected in the consolidated financial statements at fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.

Long-Lived Assets

     We review long-lived assets, such as fixed assets to be held, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated fair market value of the asset is less than the carrying amount of the asset plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds its fair value, as defined in FASB Statement No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

Research and Product Development Costs

     Research and product development costs related to the design, development and testing of new software products, whether internally or externally developed, are charged to expense as incurred. Research and product development costs also include payments for royalty advances (milestone payments) to third-party developers for products that are currently in development.

     Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and product development expenses. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization over each product’s life cycle. Should management change its method of accounting for product development costs, such change will be implemented prospectively. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.

Licenses

     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with the third party. If significant obligations remain, the asset is capitalized when payments are due as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales. Management evaluates the carrying value of these capitalized licenses and records an impairment charge (as research and product development expense) in the period management determines that such capitalized amounts are not expected to be realized.

Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expenses for the the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 amounted to approximately $27.1 million, $40.6 million, $51.0 million, $49.2 million, and $34.1 million, respectively.

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

Foreign Exchange Gains (Losses)

     Foreign exchange gains or losses arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency. For the nine months ended March 31, 2002 (unaudited) and 2003, foreign exchange gains (losses) were nominal. For the years ended March 31, 2003 (unaudited), 2004, and 2005, foreign exchange losses were $0.1 million, $0.3 million, and $0.3 million, respectively.

Shipping, Handling and Warehousing Costs

     Shipping, handling and warehousing costs incurred to move product to the customer are charged to selling and distribution expense. For the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005, these charges were approximately $14.4 million, $12.0 million, $16.2 million, $13.2 million, and $11.0 million, respectively.

(Loss) Income Per Share Attributable to Common Stockholders

     Basic (loss) income per share attributable to common stockholders is computed by dividing (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share attributable to common stockholders reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options, warrants using the treasury stock method and other convertible securities. The following is a reconciliation of basic and diluted (loss) income per share attributable to common stockholders (in thousands, except per share data):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Basic and diluted earnings per share calculation:
(Loss) income from continuing operations	$(18,273)	$11,161	$11,253	$2,378	$9,933
Income (loss) from discontinued operations	8,052	6,909	6,107	(1,612)	(4,241)

Net (loss) income	(10,221)	18,070	17,360	766	5,692
Dividend to parent	—	—	—	(39,351)	—

(Loss) income attributable to common stockholders	$(10,221)	$18,070	$17,360	$(38,585)	$5,692

Basic weighted average shares outstanding	69,686	69,878	69,864	96,990	121,276
Dilutive effect of stock options and warrants	—	177	194	—	311

Diluted weighted average shares outstanding	69,686	70,055	70,058	96,990	121,587

Basic and diluted (loss) income per share from continuing operations	$(0.26)	$0.16	$0.16	$0.02	$0.08
Basic and diluted income (loss) per share from discontinued operations	0.11	0.10	0.09	(0.01)	(0.03)
Basic and diluted (loss) per share – dividend to parent	—	—	—	(0.41)	—

Basic and diluted (loss) income per share attributable to common stockholders	$(0.15)	$0.26	$0.25	$(0.40)	$0.05

     The number of anti-dilutive shares that was excluded from the diluted earnings per share calculation for the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 was approximately 16,000,000, 16,000,000, 15,800,000, 11,200,000, and 6,500,000, respectively. For the nine months ended March 31, 2003 and the year ended March 31, 2003 (unaudited), the shares are antidilutive due to convertible debt and stock options and warrants in which the exercise price is greater than the average market price of the common shares during the respective periods. For the year ended March 31, 2005, the antidilutive shares are due to options and warrants in which the exercise price is greater than the average market price of the common shares during the period. For the nine months ended March 31, 2002 (unaudited) and the year ended March 31, 2004, the shares were antidilutive due to the loss attributable to common stockholders for the period.

Stock-Based Compensation

     We account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Any equity instruments issued, other than to employees, for acquiring goods and services are accounted for using fair value at the date of grant. We have also adopted the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123”.

     At March 31, 2005, we had three stock option plans, which are described more fully in Note 12. All options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no compensation cost is recognized. The following table illustrates the effect on the (loss) income from continuing operations per share and (loss) income per share attributable to common stockholders if we had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
(Loss) income from continuing operations:
(Loss) income from continuing operations as reported	$(18,273)	$11,161	$11,253	$2,378	$9,933
Plus: Fair value of stock-based employee compensation expense, net of related tax effects	(4,460)	(4,198)	(5,737)	(5,962)	(4,559)

Pro forma (loss) income from continuing operations	(22,733)	6,963	5,516	(3,584)	5,374

Basic and diluted (loss) income from continuing operations per share as reported	$(0.26)	$0.16	$0.16	$0.02	$0.08
Pro forma basic and diluted (loss) income from continuing operations per share	$(0.33)	$0.10	$0.08	$(0.04)	$0.04

(Loss) income attributable to common stockholders:
(Loss) income attributable to common stockholders as reported	$(10,221)	$18,070	$17,360	$(38,585)	$5,692

Pro forma (loss) income attributable to common stockholders	$(14,681)	$13,872	$11,623	$(44,547)	$1,133

Basic and diluted (loss) income per share attributable to common stockholders as reported	$(0.15)	$0.26	$0.25	$(0.40)	$0.05
Pro forma basic and diluted (loss) income per share attributable to common stockholders	$(0.21)	$0.20	$0.17	$(0.46)	$0.01

     The fair market value of options granted under the stock option plans during the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Dividend yield	0%	0%	0%	0%	0%
Anticipated volatility	95%	116%	116%	120%	254%
Weighted average risk-free interest rate	4.51%	2.60%	2.60%	2.44%	3.69%
Expected lives	4 years	4 years	4 years	4 years	3 years

     Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123-R, “Share Based Payments”. Statement No. 123-R is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in Statement No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. Statement No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share-based payment transactions with employees.

     We plan to adopt Statement No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of Statement No. 123-R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but early adoption is encouraged.

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment of APB No. 43, Chapter 4. The amendments made by Statement No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We have determined that adoption of Statement No. 151 will have no material effect on our financial position and results of operations.

     In December 2004, the FASB issued Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“AJCA”)”. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. As we have no earnings to repatriate from our foreign subsidiaries, we have determined that the issuance of FSP 109-2 has no effect on our financial position and results of operations.

Note 2 – Recapitalization and Other Corporate Matters

     During September 2003, we entered into a series of transactions to restructure our debt and equity through a recapitalization of debt (“Recapitalization”) and a secondary public offering of common stock (“Offering”). In conjunction with the recapitalization of debt, we secured long-term rights to the Atari name (“Atari License”).

Recapitalization

     In September 2003, we, IESA, and CUSH entered into an agreement (“Recapitalization Agreement”) resulting in the exchange of all of our net related party debt with IESA and certain of its wholly-owned subsidiaries totaling $165.9 million into 39,029,877 shares of our common stock immediately prior to the Offering. As of March 31, 2004, we had $8.6 million in related party notes receivable outstanding, which arose after the Recapitalization and are related to certain other transactions. In November 2004, we converted the remaining outstanding portion of these notes in addition to $15.7 million of related party royalty receivables into a secured promissory note. As of March 31, 2005, the note was paid in full through nettings of outstanding balances due to IESA and certain other related parties (Note 13, Related Party Notes Receivable). These notes were permitted by the GECC senior credit facility, which expired on May 12, 2005 (Note 15, Credit Facilities).

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

     Atari License

     In connection with the Recapitalization Agreement, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair market value of the shares issued, which is being amortized at the rate of approximately $0.3 million per month. The monthly amortization is based on the total estimated cost to be incurred by us over the ten-year license period. At March 31, 2005, $3.4 million of this deferred charge remains outstanding and is included in Prepaid Expenses and Other Current Assets. As part of the secured promissory note due from Atari Interactive entered into in November 2004 (Note 13, Related Party Notes Receivable), the 2,000,000 shares were pledged as collateral should Atari Interactive default on payment of the secured promissory note. As of March 31, 2005, the secured promissory note was paid in full (Note 13, Related Party Notes Receivable).

Note 3 – Acquisition of Shiny Entertainment, Inc.

     On April 30, 2002, we acquired all of the outstanding shares of common stock of Shiny Entertainment, Inc. (“Shiny”), a video game development studio (the “Shiny Acquisition”). Total consideration, including acquisition costs and assumption of employee stock options to purchase shares of common stock of Shiny was approximately $50.8 million. The Shiny Acquisition was accounted for as a purchase. The purchase price was allocated to net assets acquired, in-process research and product development, other intangible assets and goodwill. Accordingly, $7.4 million of in process research and development was expensed in the year ended June 30, 2002. Furthermore, $2.7 million of the purchase price was allocated to other intangible assets and the balance was allocated to net liabilities and goodwill. Other intangible assets are being amortized over four years.

     The purchase price paid for the shares of Shiny consisted of (i) $31.0 million in cash at closing, (ii) the issuance of short-term promissory notes for an aggregate principal face amount of $16.2 million payable by us in installments through July 31, 2002, (iii) $2.0 million paid to third-party licensors, (iv) assumption of employee stock options granted to purchase shares of Shiny valued at $0.7 million and (v) approximately $0.9 million in professional and legal costs. We financed the purchase with borrowings from IESA, under a medium-term loan, which guaranteed repayments of the short-term promissory notes. As of March 31, 2004, no amount remained outstanding under the medium-term loan which was converted as part of the Recapitalization Agreement (Note 2).

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

     The following unaudited consolidated pro forma results of our operations for the nine months ended March 31, 2002 give effect to the Shiny acquisition as if it had occurred on July 1, 2000. (in thousands, except per share data):

Nine Months
Ended
March 31,
2002
Net revenues	$264,144
Loss before provision for income taxes	(30,214)
Loss from continuing operations	(25,200)
Income from discontinued operations of Humongous Entertainment	8,052
Net loss	(17,148)
Loss attributable to common stockholders	(17,148)

Basic and diluted loss per share attributable to common stockholders	$(0.25)

In December 2002, Shiny was merged into our operations and now is operated as a division.

Note 4 – Receivables, net

     Receivables consist of the following (in thousands):

	March 31,	March 31,
	2004	2005
Trade accounts receivable	$73,986	$66,464
Less: Allowances for bad debts, returns, price protection and other customer promotional programs	(36,279)	(24,285)

	$37,707	$42,179

Note 5 – Inventories, net

     Inventories consist of the following (in thousands):

	March 31,	March 31,
	2004	2005
Finished goods	$24,741	$23,991
Return inventory	1,964	3,379
Raw materials	911	281

	27,616	27,651
Less: Obsolescence reserve	(1,973)	(2,442)

	$25,643	$25,209

Note 6 – Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	March 31,
	2004	2005
Licenses short-term	$3,146	$6,795
Royalties receivable	1,208	6,551
Atari name license	3,350	3,350
Prepaid insurance	1,094	1,130
Deferred financing fees	694	131
Other prepaid expenses and current assets	2,957	3,039

	$12,449	$20,996

     On December 1, 2000, we entered into a contract to sell all of our property in and rights to the Duke Nukem line of business to an outside party. We received consideration in the form of common stock of the purchaser valued at $5.5 million, which was recognized during fiscal 2001, and subsequently sold the stock for approximately $6.2 million. Additionally, we received $6.0 million in future royalty advances in the form of a promissory note, which was payable upon completion of certain requirements by an independent developer. On March 31, 2005, we entered into a settlement agreement with the outside party receiving a $4.3 million promissory note (included in royalties receivable above), payable in May 2005, in lieu of the original promissory note. The $4.3 million settlement has been recognized as royalty income as of March 31, 2005 and the note was subsequently paid in full in May 2005. As part of this settlement, we also received an additional $0.5 million secondary promissory note, which will be recognized if certain milestones are achieved by the outside party by December 2005. If these milestones are not met by December 2005, the secondary promissory note will expire.

Note 7 – Oddworld Inhabitants, Inc.

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

Note 8 – Property and Equipment, net

     Property and equipment consists of the following (in thousands):

	March 31,	March 31,
	2004	2005
Computer equipment	$20,002	$19,992
Capitalized computer software	14,788	16,098
Leasehold improvements	6,935	6,694
Furniture and fixtures	4,295	3,335
Machinery and equipment	305	309

	46,325	46,428
Less: accumulated depreciation	(33,744)	(38,139)

	$12,581	$8,289

     Depreciation expense for the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 amounted to approximately $3.2 million, $5.0 million, $6.8 million, $6.4 million, and $6.6 million, respectively.

Note 9 – Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

	March 31,	March 31,
	2004	2005
Accrued distribution services	$1,848	$3,332
Accrued salary and related costs	4,271	3,296
Accrued third-party development expenses	1,419	2,551
Accrued advertising	3,036	1,810
Accrued professional fees and other services	1,295	1,418
Accrued freight and handling fees	989	1,141
Other	2,807	2,989

	$15,665	$16,537

Note 10 – Income Taxes

     The components of the (benefit from) provision for income taxes are as follows (in thousands):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Federal:
Current	$(4,998)	$43	$27	$(2,074)	$100

	(4,998)	43	27	(2,074)	100

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
State and local:
Current	—	463	453	(422)	(134)

	—	463	453	(422)	(134)

Foreign:
Current	—	—	—	(423)	218
Deferred	(16)	(101)	1,603	—	—

	(16)	(101)	1,603	(423)	218

(Benefit from) provision for income taxes	$(5,014)	$405	$2,083	$(2,919)	$184

     For the nine months ended March 31, 2002 (unaudited), we received a tax benefit of $5.0 million based on federal tax law changes enabling us to carryback our June 30, 2001 loss and recover taxes paid in 1996.

     During the nine months ended March 31, 2003, we recorded federal and state alternative minimum tax provisions of approximately $1.0 million. This provision is offset by $0.5 million in federal income tax benefits resulting from loss carryback refund claims filed in the current period with respect to our fiscal 2002 federal income tax return and an amended 2001 federal income tax return.

     During the year ended March 31, 2003 (unaudited), we recorded a provision for taxes of $2.1 million, primarily from foreign tax liabilities from our foreign operations.

     During the year ended March 31, 2004, we recorded a tax benefit of approximately $2.9 million, which resulted primarily from a June 30, 2001 amended federal tax return to recover taxes paid in 1996 and refunds of estimated state tax payments made during the tax year ended June 30, 2003.

     During the year ended March 31, 2005, we recorded a tax provision of approximately $0.2 million, which results primarily from certain tax exposures related to our UK subsidiary.

     A reconciliation of the (benefit from) provision for income taxes from continuing operations computed at the Federal statutory rate to the reported (benefit from) provision for income taxes is as follows (in thousands):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
(Benefit from) provision for income taxes computed at federal statutory rate	$(3,724)	$4,048	$4,387	$(189)	$3,541
(Benefit) expense from income taxes resulting from:
State and local taxes, net of federal tax effect	(433)	499	686	195	(134)
Difference between U.S. and foreign income tax rates	(3,068)	2,496	4,638	514	1,962
Other, net	492	233	286	(55)	99
Increase (decrease) to deferred tax asset valuation allowance	1,719	(6,871)	(7,914)	(3,384)	(5,284)

(Benefit from) provision for Income taxes	$(5,014)	$405	$2,083	$(2,919)	$184

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our net deferred tax asset are as follows (in thousands):

	March 31,	March 31,
	2004	2005
Deferred tax asset:
Inventory valuation	$879	$1,094
Deferred income	874	54
Tax loss carryforwards	175,825	179,098
Restructuring reserve	—	774
Alternative minimum tax carryforward credit	330	263
Allowances for bad debts, returns, price protection and other customer promotional programs	7,244	1,520
In process research and development	2,630	2,428
Research and development credit carryforwards	—	6,056
Other	1,294	1,285

	189,076	192,572

Deferred tax liability:
Depreciation	(1,174)	(1,583)
Duke Nukem promissory note	—	(1,742)

	(1,174)	(3,325)

Subtotal	187,902	189,247
Less: valuation allowance	(187,902)	(189,247)

Net deferred tax asset	$—	$—

     As of March 31, 2005, we have combined net operating loss carryforwards of approximately $486.0 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2025. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million).

     As of March 31, 2005, we have combined research and development credits of approximately $6.0 million for federal and state tax purposes. These credits will expire beginning in 2011. We have $0.3 million in alternative minimum tax credits that will carry forward indefinitely.

     A full valuation allowance has been recorded against the net deferred tax asset based on historical information that such an asset will not be realized; however management reviews the asset quarterly to ensure the valuation allowance is proper. As of March 31, 2005, there were no undistributed earnings for our 100% owned foreign subsidiaries.

Note 11 – Stockholders’ Equity

     As of March 31, 2004, and March 31, 2005, we had warrants, excluding warrants related to our purchase by IESA, outstanding to purchase an aggregate of approximately 271,889 and 200,499 shares, respectively, of our common stock.

     On April 30, 2002, in connection with the acquisition of the shares of Shiny, we assumed all of the options granted to purchase shares of common stock of Shiny under Shiny’s 1995 Stock Incentive Plan. Such options were converted into options to purchase an aggregate of approximately 240,000 shares of our common stock. Such options were valued at approximately $0.7 million at the acquisition date.

     In September 2003, we entered into a Recapitalization Agreement resulting in the exchange of all of our net related party debt with IESA and certain of its subsidiaries, totaling $165.9 million into 39,029,887 shares of our common stock. Additionally, on September 24, 2003, we offered to the public 9,820,588 new shares of our common stock at an offering price of $4.25 per share. The net proceeds after all costs were $34.9 million. In connection with the Recapitalization, we issued 2,000,000 shares of its common stock to Atari Interactive in order to extend the term of the license under which we use the Atari name to ten years expiring on December 31, 2013 (Note 2, Recapitalization and Offering).

     On October 15, 2003, approximately 280,000 shares of common stock were issued to a developer in lieu of cash payments for royalties due. Such amount approximated $1.2 million.

     On May 26, 2004, 44,418 shares of our common stock were issued to Wachovia Bank, National Association (“Wachovia”) as a result of the cashless exercise of certain warrants owned by Wachovia. These warrants were issued to Wachovia in accordance with the Warrant Agreement dated as of June 29, 1999.

     During fiscal 2005, we recorded $0.7 million of expense related to the modification of stock option agreements for certain executives terminated during the year and in connection with management’s restructuring plan (Note 21).

Note 12 – Stock Options and Employee Stock Purchase Plan

     We have three stock option plans which began in 1995, 1997 and 2000 (the “Plans”). We account for these Plans under the provisions of Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

     Generally, under the Plans, options are granted to employees and directors to purchase shares of our common stock at no less than the fair market value at the date of the grant, vest over a period of four or five years and are exercisable for a period of ten years from the grant date.

     An aggregate summary of the status of our Plans and changes during the periods at March 31, 2003, March 31, 2004, and March 31, 2005 are as follows:

	March 31, 2003
		Weighted Average
	Shares	Exercise Price
	(in thousands)
Outstanding at beginning of the nine months ended	6,855	$12.23
Granted	63	2.58
Exercised	(48)	0.34
Cancelled	(520)	16.42

Outstanding at end of nine months ended	6,350	$11.88

	March 31, 2004
		Weighted Average
	Shares	Exercise Price
	(in thousands)
Outstanding at beginning of the fiscal year	6,350	$11.88
Granted	1,332	4.22
Exercised	(120)	0.61
Cancelled	(684)	11.54

Outstanding at end of fiscal year	6,878	$10.62

	March 31, 2005
		Weighted Average
	Shares	Exercise Price
	(in thousands)
Outstanding at beginning of the fiscal year	6,878	$10.62
Granted	4,925	2.11
Exercised	(21)	0.46
Cancelled	(469)	10.07

Outstanding at end of fiscal year	11,313	$6.94

     The following table summarizes information concerning currently outstanding and exercisable options (shares in thousands):

		Weighted	Weighted		Weighted
Range of		Average	Average	Number	Average
Exercise Price	Number Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.34-1.91	2,246	9.5	$1.85	198	$1.33
$2.24-5.19	5,172	8.2	$3.41	2,364	$4.24
$5.44-9.38	2,453	5.9	$6.92	2,327	$6.90
$10.00-97.50	1,442	3.6	$27.58	1,442	$27.58

	11,313			6,331

Employee Stock Purchase Plan

     We had an employee stock purchase plan (“ESPP”) which provided employees an opportunity to purchase common stock every six months through payroll deductions. The purchase price of each share was 85% of the lower of the fair market value on the first or last day of each six-month period. Employees were allowed to purchase shares having a value not exceeding 10% of their gross compensation during a six-month period. Effective April 1, 2003, all shares of common stock reserved for issuance under the ESPP were issued and, as a result, we terminated the ESPP.

Note 13 – Related Party Transactions

Transactions with IESA

     As of March 31, 2004 we had a net payable due to IESA of $0.9 million, and as of March 31, 2005, we had no outstanding balances due to or from IESA. These balances resulted from the following transactions (in thousands):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Management fees (1)	$(2,304)	$(2,346)	$(2,344)	$(3,000)	$(3,000)
Interest expense and facility fees (2)	(1,502)	(3,945)	(5,985)	(2,143)	—
Interest expense on 5% subordinated convertible note (3)	(2,487)	(2,614)	(3,460)	(1,680)	—
Interest expense on non-interest bearing subordinated convertible notes (4)	(718)	(2,153)	(2,870)	(1,339)	—

Net expense	$(7,011)	$(11,058)	$(14,659)	$(8,162)	$(3,000)

(1)	IESA charges us monthly management fees for systems and administrative support.

(2)	IESA charged us monthly interest and fees for the amount outstanding on the related party credit facilities and the medium-term loan. The interest rate was LIBOR plus 2.5% for the related party credit facility and LIBOR plus 2.75% for the medium-term loan (Note 2, Recapitalization and Note 15, IESA Credit Facilities and Debt).

(3)	IESA charged us monthly interest for the amount outstanding on its long term related party 5.0% subordinated convertible note. The 5.0% subordinated convertible note was terminated as part of our September 2003 Recapitalization (Note 2, Recapitalization).

(4)	On December 28, 2001, IESA assumed from General Atlantic Partners, LLC (“GAP”) the $50.0 million principal amount of non-interest bearing subordinated convertible notes (the “GAP 0% Notes”) in exchange for IESA shares of common stock. IESA did not change any of the terms of the former GAP 0% Notes as they relate to us. Interest on these notes was being accreted at the rate of 7% and had a redemption value of $50.0 million at maturity. The GAP 0% notes were terminated as part of our September 2003 Recapitalization (Note 2, Recapitalization).

•	IESA stock options granted

     On November 7, 2002, IESA granted stock options of approximately 510,000 shares to our senior management. All options granted were at fair market value at the date of the grant and have a vesting period of four years. IESA does not expense stock options granted to employees, therefore, no charge was recorded in our statement of operations for the nine months ended March 31, 2003 and the year ended March 31, 2003 (unaudited).

•	IESA liquidity

     As of the date of this report, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to, among other things, fund its subsidiaries’ operations is diminished. There can be no assurance that IESA will complete such actions to assure its future financial stability.

     If IESA is unable to complete its action plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries’ video game development operations, including that of Atari Interactive. Therefore, our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. Such a reduction of our revenues, among other things, could result in a breach of one or more of the covenants contained in our revolving credit facility with HSBC Business Credit (USA) Inc. If the above contingencies occurred, we probably would be forced to take actions that could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.

     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and Mexico, and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we market in the United States and Canada. Atari Interactive is the source of approximately 38% of our net revenue and we generate approximately 5% of our net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.

     Additionally, though Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness, because IESA owns the majority of our stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital. IESA continues to focus on ways to address and improve its financial situation.

Transactions with Atari Europe SAS (formerly know as Infogrames Multimedia, S.A. and Infogrames Europe SAS), a wholly-owned subsidiary of IESA

     As of March 31, 2004 we had a net receivable due from Atari Europe SAS (“Atari Europe”) of $3.6 million, and as of March 31, 2005, we had a net payable due to Atari Europe of $1.4 million. These balances resulted from the following transactions (in thousands):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
(Expense) income

Purchase of product and other various services	$(144)	$(113)	$(46)	$(54)	$(73)
Sale of product and services	—	4	4	59	15
Royalty expense (1)	(3,532)	(4,067)	(5,147)	(552)	(4,204)
Royalty income (2)	2,886	18,777	20,383	28,725	18,579

Net (expense) income	$(790)	$14,601	$15,194	$28,178	$14,317

(1) We entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold.

(2) We have also entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries as applicable will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues.

•	Worldwide licensing rights

     As of March 31, 2005, we entered into a settlement agreement with IESA and Atari Europe related to royalty income received by us related to worldwide licensing rights of intellectual property. We agreed to pay IESA and Atari Europe approximately $2.7 million for royalties received by us as a reduction of net revenues. Additionally, IESA and Atari Europe agreed to pay back $0.2 million related to back end royalties paid for the income received by us. As of March 31, 2005, we had a net amount of approximately $2.5 million due to IESA and Atari Europe related to this settlement, of which all amounts outstanding have been paid in the first quarter of fiscal 2006.

Transactions with Atari Interactive (formerly known as Infogrames Interactive, Inc. and Hasbro Interactive, Inc.), a wholly-owned subsidiary of IESA

     As of March 31, 2004 and March 31, 2005, we had a net payable due to Atari Interactive of $3.2 million and $2.1 million, respectively. These balances resulted primarily from the following transactions (in thousands):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Income (expense)

Management fees and other support (1)	$2,250	$2,250	$3,000	$3,000	$3,000
Interest income on related party advances (2)	—	398	398	1,065	—
Interest income on secured note (3)	—	—	—	—	859
Rent expense (4)	—	(405)	(405)	(612)	(612)
(Purchase) sale of goods and services (5)	—	—	(6)	1,234	2,439
Royalty expense (6)	(32,682)	(24,263)	(29,945)	(24,064)	(26,140)
Gain on sale of development project (7)	—	—	—	3,744	—

Net expense	$(30,432)	$(22,020)	$(26,958)	$(15,633)	$(20,454)

(1) We charge management fees to Atari Interactive primarily for legal, financial, information systems and human resource management. Effective June 30, 2005, Atari Interactive cancelled these services (Note 24, Termination of Service Agreement).

(2) Advances made to Atari Interactive bore interest at prime plus 150 basis points and was to be repaid from distribution royalties owed by us to Atari Interactive in the ordinary course of operations (see Advances to Related Parties below).

(3) During the third quarter of fiscal 2005, we signed a secured promissory note with Atari Interactive (see Related Party Notes Receivable below). We earned interest on this note at a rate of prime plus 3.25%.

(4) We entered into a sub-lease agreement with Atari Interactive through June 30, 2007 (see Sale-Leaseback below). The rented space serves as the principal executive and administrative offices of our Beverly Studio located in Beverly, Massachusetts, whose closing in fiscal 2006 is part of management’s restructuring plan (Note 21). We incur rent expense of approximately $0.1 million per month for this space.

(5) We record income from the sale of services primarily for quality and assurance testing of products in development.

(6) Pursuant to our distribution agreement with IESA and Atari Europe, we distribute products for Atari Interactive. We must pay a royalty of either 30.0% of our gross margin or 130.0% of the royalty rate due to the developer, whichever is greater, for all Atari Interactive products distributed by us. In the fourth quarter of 2002, we and Atari Interactive agreed to adjust the base sales upon which the royalty is calculated. Accordingly, we reduced accrued and unpaid royalties due to Atari Interactive by approximately $2.0 million.

(7) During the third quarter of fiscal 2004, we sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The project involved a license owned by Atari Interactive for which development rights were transferred to us in the fourth quarter of fiscal 2003 at no cost to us. Management believes that the value of the development rights was minimal at the time of the transfer. The sales price to Atari Interactive was equal to the development costs incurred by us which were expensed during the period of development, principally in the first six months of fiscal 2004. The sale was initiated as a result of concerns expressed by the original third party licensor relating to our development efforts (see Related Party Notes Receivable below).

•	Sale-Leaseback

     In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. We also received indemnification from IESA from any costs, if any, that may be incurred by us as a result of the full guaranty.

     We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third-party broker’s commission, was recognized during the nine months ended March 31, 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the years ended March 31, 2004 and 2005, approximately $0.1 million of income was recognized in each period. As of March 31, 2004 and March 31, 2005, the remaining balances of approximately $0.6 million and $0.5 million, respectively, are deferred and are being recognized over the life of the sub-lease. As the closure of the Beverly studio is included in management’s restructuring plan, we will review the remaining balance of the deferred income when the studio is officially closed in early fiscal 2006 (Note 21). Additionally, since we are ceasing operations at this location, we are looking to sublease this space.

•	Settlement of customer returns, price concessions and other allowances

     Customers of Atari Interactive, who are current customers of ours, reduced payments of receivables on current invoices of ours for returns, price concessions and other allowances. These deductions related to pre-acquisition sales of Atari Interactive. Accordingly, we, IESA and Atari Interactive agreed to a settlement reimbursing us an aggregate of approximately $6.7 million for these deductions for the nine months ended March 31, 2002 (unaudited). During fiscal 2004, a customer made a deduction of $2.6 million which was transferred to a secured promissory note in November 2004 (see Related Party Notes Receivable below).

•	Milestone payments advanced

Advances were as follows (in thousands):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Advances for milestone payments	$—	$534	$1,888	$1,379	—

     We have advanced, on behalf of Atari Interactive, funds to third-party developers for the development of properties owned and managed by Atari Interactive. The amount outstanding for these items at March 31, 2004 were payable in the form of an interest-bearing note, which was subsequently transferred to a secured promissory note (see Related Party Notes Receivable below).

•	Warrants issued in relation to Atari Interactive

     On November 18, 2002, 24,999 warrants of our stock were issued to a third-party developer to enhance a development agreement between the developer and Atari Interactive. The warrants were valued using the Black-Scholes model for approximately $0.1 million. As of March 31, 2004 and March 31, 2005, no balance remains outstanding. Atari Interactive reimbursed us for expenses incurred related to the issuance of these warrants.

Transactions with Atari Australia, a wholly-owned subsidiary of IESA

     As of March 31, 2004 and March 31, 2005, we had a net receivable due from Atari Australia of $0.3 million and $0.1 million, respectively. These balances resulted from the following transactions (in thousands):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Income (expense)

Management fees (1)	$283	$204	$224	$211	$224
Distribution income (2)	4,164	—	—	—	—
Distribution expense (2)	(3,703)	—	—	—	—
Royalty income (3)	—	—	—	36	4
Purchase of other support services	—	(45)	—	—	—
Sale of product and other support services	—	640	630	874	981

Net income	$744	$799	$854	$1,121	$1,209

(1) Effective August 25, 2000, we began charging Atari Australia yearly management fees primarily for the management and maintenance of information systems.

(2) During the nine months ended March 31, 2002, our Australian operations used the distribution facilities of Atari Australia who distributed product on behalf of us, recording distribution revenue and related distribution expenses. During the nine months ended March 31, 2003, the activity between our Australian operations and Atari Australia ceased. As part of the Recapitalization Agreement, IESA and we agreed to offset the receivable balance owed by Atari Australia against amounts due under the related party debt (Note 2, Recapitalization).

(3) We, IESA, and Atari Europe entered into a distribution agreement, which provides for the our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA, Atari Europe, or any of their subsidiaries as applicable either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold. We have also entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries as applicable will pay us 30.0% of the gross margin on such products or

130.0% of the royalty rate due to the developer, whichever is greater. We recognize this as royalty income as part of net revenues.

Transactions with Paradigm Entertainment Inc. (“Paradigm”), a wholly-owned subsidiary of IESA

     As of March 31, 2004, our related party balances with Paradigm were netted, creating a short term note receivable. On November 3, 2004, the short term note receivable was assigned to Atari Interactive and subsequently transferred to a secured promissory note (see Related Party Notes Receivable below). As of March 31, 2005, we have a net trade payable balance due to Paradigm of $0.2 million and no outstanding notes receivable. The related party balances primarily resulted from the transactions discussed below.

•	Purchase of services and advances to fund expenses

     Paradigm, a wholly-owned subsidiary of IESA, is a product developer located in the United States. Paradigm performs such services as program development and design for us. Service fees provided and charged to us are as follows (in thousands):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Development expenses	$5,405	$7,133	$9,135	$10,099	$9,003

     Additionally, since July 1, 2001, we have advanced funds in payment of certain Paradigm expenses. As of March 31, 2004, we had a receivable due from Paradigm of $2.5 million for funds advanced to Paradigm and $1.7 million outstanding of development expenses charged to us by Paradigm, which were netted and included in a short term note receivable and subsequently transferred to a secured promissory note (see Related Party Notes Receivable below). A nominal amount of interest income was earned on this note during fiscal 2005, and no such notes were outstanding and no netting of receivables and payables occurred at March 31, 2005.

•	Options Issued to Paradigm on behalf of IESA

     On July 30, 2004, 27,500 options to purchase our common stock were issued to two officers of Paradigm on behalf of IESA. The options were valued at a nominal amount using the Black-Scholes model. As of September 30, 2004, Paradigm reimbursed us for the expense incurred related to the issuance of these options.

Transactions with other related parties wholly-owned by IESA

     The net related party balances with other IESA subsidiaries are as follows (in thousands):

	March 31, 2004	March 31, 2005
Receivable (payable)

Atari Taiwan Ltd	$23	$70
Atari Melbourne House Pty Ltd	(42)	—
Atari Studio Ltd	(10)	(10)
Eden Studio SAS	(606)	—
Atari Asia Pacific Pty Ltd	24	3
Atari United Kingdom Ltd	(1,800)	(1,696)
Atari Japan KK	(20)	(12)
Miscellaneous nominal balances, net (1)	165	44

Net payable	$(2,226)	$(1,601)

(1) We have entered into various nominal transactions with certain other IESA subsidiaries located in North America, Europe, Asia, and certain other regions.

     The following transactions occurred with us and other related parties wholly-owned by IESA (in thousands):

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Income (expense)

Development expense (1):
Eden Studios SAS	$—	$—	$—	$(611)	$(3,576)
Atari Melbourne House Pty Ltd	(1)	(81)	(112)	(307)	—
Atari Studio Asia Pty Ltd	—	(694)	(694)	(84)	—
Atari Studio Ltd	—	(756)	(747)	—	—
Sale of product:
Atari Taiwan Ltd	—	—	—	252	399
Atari Asia Pacific Pty Ltd	170	141	428	163	62
Atari United Kingdom Ltd	73	55	55	—	—
Purchase of product/services:
Atari United Kingdom Ltd	(52)	—	—	—	—
Royalty expense (2):
Atari Japan KK	—	—	—	(373)	6
Miscellaneous sale of product and services, net – other (3)	(29)	(398)	(412)	(62)	262

Net income (expense)	$161	$(1,733)	$(1,482)	$(1,022)	$(2,847)

(1) Eden Studios SAS, Atari Melbourne House Pty Ltd, Atari Studio Asia Pty Ltd, and Atari Studio Ltd, wholly-owned subsidiaries of IESA, develop product for us. The subsidiaries provide services such as product development, design, and testing.

(2) As a part of our distribution agreement with IESA and Atari Europe, we must pay a royalty of either 30.0% of our gross margin or 130.0% of the royalty rate due to the developer, whichever is greater, for all Atari Japan products distributed by us.

(3) We have entered into various nominal transactions with certain other IESA subsidiaries located in North America, Europe, Asia, and certain other regions.

Transactions with other Atari Europe Related Parties

     We have entered into a licensing transaction with iFone Limited (“iFone”), a producer and publisher of entertainment content for current and future mobile devices, which is wholly-owned by iFone Holdings Limited. Atari Europe is a shareholder of iFone Holdings Limited. Pursuant to a three year license agreement with iFone, we granted to iFone a worldwide exclusive license of the rights to certain games for development and exploitation on the mobile phone platform. In consideration for such license, iFone paid us a $0.1 million non-refundable advance against royalties and will make royalty payments.

Related Party Notes Receivable

     Related party notes receivable consist of the following amounts (in thousands):

	March 31, 2004	March 31, 2005
Development rights and advances – Atari Interactive (1)	$5,122	$—

	March 31, 2004	March 31, 2005
Customer deductions – Atari Interactive (2)	2,620	—
Loans – Paradigm (2)	829	—

Total related party notes receivable	$8,571	$—

(1) This note was payable at the earlier of the release of certain development projects to the public or December 31, 2004. One project was released to the public on September 14, 2004. On September 30, 2004, we offset royalties due to Atari Interactive of approximately $1.3 million against the portion of the principal that was past due. The outstanding balance of this note as of September 30, 2004 was $3.8 million, of which $2.2 million was past due. The outstanding balance was converted to a secured promissory note from Atari Interactive on November 3, 2004.

(2) The Atari Interactive note and the Paradigm note were payable on September 30, 2004. The Atari Interactive note of $2.6 million was converted to a secured promissory note. The Paradigm note of $0.8 million was assigned to Atari Interactive and transferred to a secured promissory note from Atari Interactive on November 3, 2004.

     As at September 30, 2004, royalty payments past due to us by IESA under our existing distribution agreement for the period then ended amounted to approximately $15.7 million, which was converted to a secured promissory note.

     On November 3, 2004, we entered into an agreement with IESA and several of its subsidiaries under which, in lieu of receiving payment on the past due amounts, we transferred the amounts due to us from IESA and Paradigm to Atari Interactive in exchange for a secured promissory note (the “Secured Note”) from Atari Interactive that also included in the initial principal amount the sums past due to us from Atari Interactive and a note payment that would have been due from Atari Interactive on December 31, 2004, and interest on those amounts of approximately $0.1 million. Specifically, the Secured Note had a principal amount of approximately $23.1 million, a maturity date of March 31, 2005, bore annual interest at the prime rate plus 3.25%, and was secured by 2,000,000 shares of our common stock owned and pledged by Atari Interactive and by the rights, as owner, to the “Atari” trademark and the “Fuji” logo in North America (collectively, the “Collateral”). The “Atari” trademark and “Fuji” logo currently are owned by Atari Interactive and licensed to us through 2013 under the terms of a Trademark License Agreement, dated September 4, 2003 (Note 2). The Secured Note allowed for the netting of sums currently due to us with IESA and several of its subsidiaries. Additionally, if a balance remained in the Secured Note as of March 31, 2005, the Secured Note allowed for any sums not yet due and payable to IESA and certain of its subsidiaries to be applied to the balance of the Secured Note. As of March 31, 2005, we had approximately $3.0 million outstanding of which we applied sums not yet due and payable from IESA and certain other subsidiaries, satisfying all remaining Secured Note obligation. At that time, all rights to the Collateral were released.

Advances to Related Parties

     The GECC Senior Credit Facility originally allowed us to make advances to Atari Interactive through related party loans. These loans bore interest at prime plus 150 basis points and, prior to the Recapitalization Agreement, were payable from distribution royalties owed by us to Atari Interactive in the ordinary course of operations. Additionally, normal trade activities with Atari Interactive were netted against the loan balance outstanding when the invoices became due (generally in 45 days).

     On July 3, 2003, we entered into an offset agreement with Atari Interactive and IESA. The agreement provides that on the date of termination of the Senior Credit Facility with GECC, we may offset any amount outstanding from Atari Interactive for advances, loans and current accounts receivable against amounts due under the revolving credit agreement with IESA (“Credit Agreement”).

     On July 3, 2003, we, Atari Australia and IESA entered into an offset agreement, the effect of which provides us with the ability to offset approximately $1.7 million, the amount owed to us as of March 31, 2003, or any portion of that amount outstanding, if any, on July 3, 2005, against amounts owed under the then existing Credit Agreement with IESA.

     As part of the Recapitalization Agreement, Atari Interactive, Atari Australia, IESA and we agreed to offset the amount due from Atari Interactive for advances, loans and current accounts receivable and the outstanding receivable balance owed from Atari Australia against amounts due under the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes to IESA. During the first half of the year ended March 31, 2004, we advanced additional funds of $14.2 million to Atari Interactive and Atari Australia through intercompany loans. As of September 18, 2003, we had approximately $44.7 million due from Atari Interactive and $1.9 million outstanding from Atari Australia that was offset against the outstanding balance of the $50.0 million principal amount of non-interest bearing subordinated convertible notes and the 5% subordinated convertible notes. Accordingly, at March 31, 2004, no amounts remain outstanding in advances to related parties that are not evidenced by related party notes receivable. For the year ended March 31, 2004, we recognized interest income on the advances of approximately $1.1 million, of which no amount remained outstanding at March 31, 2004. No advances or interest have been recorded as of March 31, 2005.

Transactions with current and former Officers

Employment Agreement with James Caparro

     We entered into an employment agreement with James Caparro (the “Caparro Employment Agreement”) to serve as President and Chief Executive Officer, effective November 26, 2004. The term of the Caparro Employment Agreement will continue through March 31, 2009, and may be extended for up to two additional one year periods under terms that are identical to those contained in the Caparro Employment Agreement.

     Under the Caparro Employment Agreement, Mr. Caparro receives an annual salary of $0.7 million, to be reviewed annually for increase at the discretion of the Compensation Committee. Mr. Caparro is also eligible to receive an annual bonus with a target amount of 100.0% of his based salary, with a maximum of 150.0% based on significant above-target achievement. Additionally, Mr. Caparro is eligible to receive an annual bonus of 100.0% of his base salary based upon the attainment of strategic objectives determined by the Compensation Committee and Mr. Caparro on an annual basis. Mr. Caparro received stock options to purchase 1,750,000 shares of our common stock, as well as a life insurance policy with a face value of $1.0 million and a nominal allowance for tax and financial planning services.

     If Mr. Caparro is terminated without cause or resigns for good reason prior to a change of control event, then in exchange for a general release and conditional upon Mr. Caparro’s ongoing compliance with the non-compete covenant, Mr. Caparro will receive (i) his then current base salary, in 12 equal monthly installments, (ii) a bonus payment equal to the amount of the Caparro Bonuses earned for the fiscal year prior to the fiscal year of termination, but no greater than the target Caparro Bonuses for such year (or, if during the fiscal years ending March 31, 2005 or 2006, based on the target Caparro Bonuses), paid when such bonuses would otherwise be paid, (iii) a bonus payment equal to the pro-rata portion of the Caparro Bonuses for the year of termination and payment of any accrued amounts for vacation, expenses, or bonuses, (iv) 100% vesting of options, which remain exercisable for a period of six months thereafter, or, if less, the remainder of the term of the grant, and (v) continued medical, health and life insurance for the earlier of 12 months or until such benefits are covered by a new employer.

     If Mr. Caparro is terminated without cause or resigns for good reason within 24 months of a change of control event, then in exchange for a general release and conditional upon Mr. Caparro’s ongoing compliance with the non-compete covenant, Mr. Caparro will receive (i) two times the sum of (a) his then current base salary, and (b) the greater of (I) the amount of the target Caparro Bonuses for the year of termination, or (II) the amount of the Caparro Bonuses earned for the immediately preceding bonus year (or if higher, the bonus payment made to Mr. Caparro with respect to the full fiscal year immediately preceding the change of control event), (ii) a bonus payment equal to the pro-rata portion of the Caparro Bonuses for the year of termination and payment of any accrued amounts for vacation, expenses, or bonuses, (iii) 100% vesting of options, which remain exercisable for a period of 12 months thereafter or, if less, the remainder of the term.

     Mr. Caparro has resigned his employment with us effective June 6, 2005 (Note 24).

Employment Agreement with Diane Price Baker

     We entered into an employment agreement with Diane Price Baker (the “Baker Employment Agreement”) to serve as Executive Vice President and Chief Financial Officer, effective January 24, 2005. The term of the Baker Employment Agreement will continue through January 24, 2008; should an agreement not be reached regarding the continuation of employment by this date, Ms. Baker may remain in our employ under the current terms of employment for a period not to exceed one year.

     Under the Baker Employment Agreement, Ms. Baker receives an annual salary of $0.4 million, to be reviewed annually for increase at the discretion of the Compensation Committee. Ms. Baker is eligible to receive an annual bonus

(beginning in fiscal 2006) with a target amount of 50.0% of her base salary, based upon our financial performance as well as Ms. Baker’s attainment of individual objectives. Ms. Baker received stock options to purchase 250,000 of our common stock.

     If Ms. Baker is terminated without cause prior to a change of control or within 24 months of a change in control event, then in exchange for a general release, Ms. Baker will receive her then current base salary and continued medical, health and life insurance for the period of one year. Additionally, in the case where Ms. Baker is terminated without cause within 24 months of a change of control event, 100% of her stock options shall vest and remain exercisable for a period of six months thereafter.

Employment Agreement with Harry M. Rubin

     We entered into an employment agreement with Harry M. Rubin (the “Rubin Employment Agreement”), which was effective as of June 1, 2002. The Term of the Rubin Employment Agreement was to continue through May 31, 2007, and may have been extended for five additional years under terms that were identical to those contained in the Rubin Employment Agreement.

     Under the Rubin Employment Agreement, Mr. Rubin received an annual salary of $0.4 million retroactive to January 1, 2002, and was eligible to receive an annual increase in the base salary of five percent. Additionally, Mr. Rubin was eligible to receive an annual bonus of up to 50.0% of his base salary and received a car allowance of $3,000 per month. During the fourth quarter of fiscal 2005, Mr. Rubin resigned for “good reason” (as defined in the Rubin Employment Agreement). Mr. Rubin received severance aggregating approximately $2.3 million in accordance with the terms of his Employment Agreement.

Termination Agreement with Denis Guyennot

     On October 15, 2004, we entered into an agreement with Denis Guyennot, pursuant to which Mr. Guyennot ceased being the President and Chief Operating Officer as of that date. The agreement provides that Mr. Guyennot will receive salary and benefits for services rendered through September 30, 2004. Mr. Guyennot has agreed to provide consulting services to us for a one-year period following the termination of his employment for which he will receive a consulting fee of $450,000, payable in six (6) equal monthly installments, commencing on October 20, 2004 and continuing until March 20, 2005. Mr. Guyennot will continue to serve as a Director.

Consultation Agreement with Ann Kronen

     On July 1, 2004, we entered into a consultation agreement with Ann Kronen (“Kronen Agreement”). The Kronen Agreement engages Ms. Kronen to provide creative and editorial direction for the projects and game development undertaken by us as reasonably requested. The term of the Kronen Agreement began on July 1, 2004 and remained in effect until December 31, 2004. On January 1, 2005, the term of the Kronen agreement was extended through July 31, 2005. In connection with the Kronen Agreement, Ms. Kronen was compensated $0.2 million for these services in fiscal 2005. In addition, Ms. Kronen was given a nominal monthly expense allowance and was reimbursed for any reasonable and pre-approved travel expenses incurred in connection with the rendering of her services.

Note 14 – Leases

     Future minimum annual rental payments under our leases, including the related party sub-lease with Atari Interactive, are as follows for the fiscal years then ended (in thousands):

Operating Leases
2006	$5,845
2007	4,456
2008	2,101
2009	870
2010	700
Thereafter	992

Total minimum lease payments	$14,964

Capital Leases
2006	$175
2007	164
2008	28
2009	1
2010	—
Thereafter	—

Total minimum lease payments	$368
Less: interest	24

Present value of net capital lease payments	344
Less: short-term portion of capital lease obligation	158

Long-term capital lease obligation	$186

     Total rent expense charged to operations for the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 amounted to approximately $2.9 million, $3.5 million, $4.5 million, $5.5 million, and $5.0 million respectively.

Note 15 – Debt

Credit Facilities

     HSBC Loan and Security Agreement

     On May 13, 2005, we obtained a one year $50.0 million revolving credit facility (“Revolving Credit Facility”) with HSBC Business Credit (USA) Inc. (“HSBC”), pursuant to a Loan and Security Agreement, to fund our working capital and general corporate needs. Loans under the Revolving Credit Facility are determined based on percentages of our eligible receivables and eligible inventory for certain peak seasonal periods. The Revolving Credit Facility bears interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We are required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million. The Revolving Credit Facility contains certain financial covenants that require us to maintain enumerated EBITDA, tangible net worth, and working capital minimums. In addition, amounts outstanding under the Revolving Credit Facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment and excluding certain non-U.S. assets.

     GECC Senior Credit Facility

     On November 12, 2002, we obtained a 30-month $50.0 million secured revolving credit facility (“Senior Credit Facility”) with General Electric Capital Corporation (“GECC”) to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm, each a related party. Loans under the senior credit facility were based on a borrowing base comprised of the value of our accounts receivable and short-term marketable securities. The senior credit facility bore interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and we paid $0.6 million as an initial commitment fee at closing. The senior credit facility contains certain financial covenants and originally named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the senior credit facility are secured by our assets. As of March 31, 2005, no borrowings are outstanding and $0.1 million of letters of credit are outstanding under the senior credit facility. As of March 31, 2005, a nominal amount of accrued interest is included in accrued liabilities.

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

     The senior credit facility expired on May 12, 2005.

IESA credit facilities and debt

     Credit Agreement

     We maintained a Credit Agreement which provided for an aggregate commitment of $75.0 million which bore interest at LIBOR plus 2.5%. Effective December 31, 2002, the maturity date of the Credit Agreement was extended to April 1, 2004. This agreement required that we comply with certain financial covenants and, among other items, restricted capital expenditures. As of September 30, 2003, all outstanding borrowings were exchanged for 10,541,105 newly issued common shares under the terms of the Recapitalization Agreement.

     Medium-Term Loan

     In connection with the Shiny Acquisition (Note 2), we obtained a $50.0 million medium-term loan from IESA. Interest was based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum was based on the aggregate amount of the facility less outstanding loans. As of September 30, 2003, all outstanding borrowings have been exchanged for 11,359,319 newly issued common shares under the terms of the Recapitalization Agreement.

Long-Term Related Party Debt

     0% Notes

     In conjunction with the 1999 purchase of us by IESA, we issued to GAP the 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of us. The 0% Notes were to mature in December 2004 and had a redemption value of $50.0 million at maturity. In lieu of payment at maturity, the 0% Notes were convertible at any time, at the holder’s option, into shares of our common stock at $20.00 per share. On December 28, 2001, IESA assumed the 0% Notes from GAP in exchange for shares of IESA common stock. IESA did not change any of the terms of the 0% Notes (renamed the “IESA 0% subordinate convertible note”) as they relate to us. Interest on the IESA 0% subordinate convertible note was accreted at the rate of 7% per annum.

     Under the terms of the September 4, 2003 Recapitalization Agreement, the IESA 0% subordinated convertible note has been fully offset against the advances to related parties (Note 2, Recapitalization and Note 13, Advances to Related Parties).

     5% Notes

     In conjunction with the 1999 purchase of us by IESA, we issued to CUSH, 5% subordinated convertible notes (“5% CUSH Notes”) in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest. The 5% CUSH Notes were to mature in December 2004 and had a principal amount of $60.6 million. In lieu of payment at maturity, the 5% CUSH Notes were convertible at any time, at the holder’s option, into shares of our common stock at $9.25 per share.

     Under the terms of the September 4, 2003 Recapitalization Agreement, the 5% CUSH Notes, net of the remaining advances to related parties, have been fully converted to 17,129,453 of our newly issued common shares at a fair-market value of $4.25 per share. The common shares issued by us were at a more favorable rate than that available under the original terms of the 5% CUSH Notes. The resulting incremental value of the additional stock issued was recorded as a dividend to IESA of $39.4 million (Note 2, Recapitalization).

     In September 2003, we expensed the full $1.3 million of remaining deferred financing fees related to the IESA 0% subordinated convertible note and the 5% CUSH Notes as a result of the Recapitalization Agreement.

Note 16 – Legal Proceedings

Litigation

     During the year ended March 31, 2005, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

     Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.

Knight Bridging Korea v. Infogrames, Inc. et al

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

     An amended complaint was filed on December 3, 2002, alleging all of the foregoing against us, adding Atari Interactive (f/k/a Infogrames Interactive, Inc.) as a named defendant, and alleging that we managed and directed Atari Interactive to engage in the foregoing alleged acts. We and Atari Interactive filed answers on January 9, 2003. On or about January 28, 2003, Gamesonline answered the original complaint and served a cross-complaint against KBK. On April 29, 2003, KBK named defendants Does 2, 3 and 4 as “Infogrames Asia Pacific”, “Infogrames Korea” and “Interplay, Inc.”, respectively. On October 29, 2003, Interplay filed a cross-complaint against us, Atari Interactive, Infogrames Korea and Roes 101 through 200. We and Atari Interactive filed an answer on December 3, 2003. On March 25, 2004 KBK filed a Second Amended Complaint for Damages adding new causes of action for fraud against Gamesonline and Interplay; seeking rescission of the Electronic Distribution Agreement between KBK and Gamesonline; for “breach of third party beneficiary rights” against Atari Interactive, Inc.; for unlawful restraint of trade against all defendants; for RICO Act violations against all defendants; and for civil conspiracy against all defendants; and adds allegations of alter ego status between Gamesonline and Interplay and as between us, Atari Interactive and Atari Korea.

     On March 10, 2004 the Court entered a stipulation among the parties referring the matter to a private judge. The private judge, retired Superior Court Judge Harvey Schneider, will be presiding over all aspects of the case, including the non-jury trial.

     We and Atari Interactive prevailed on a Motion for Leave to File a Cross-Complaint against Interplay Entertainment Corp. and Gamesonline.com, Inc. We and Atari Interactive also prevailed on a Motion for Summary Adjudication on the RICO Act claim.

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

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC

     On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc. (“Games”), its CEO, Roger W. Ach, II (“Ach”), and Chicago West Pullman LLC (“Chicago West Pullman”) in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended (the “Agreement”). The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games nevertheless continued to use plaintiffs’ intellectual property. On May 18, 2004, the Court granted a temporary restraining order against Games and Ach and scheduled a preliminary injunction hearing for May 28, 2004, which was postponed until June 11, 2004. Prior to that hearing, Games’ agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case.

     On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its counterclaim, Games alleges that plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, inter alia, licensing other web sites to use on-line play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.

     On June 23, 2004, the Court ordered that the parties attend a case management conference scheduled for June 29, 2004. At the June 29, 2004, case management conference, Games’ counsel raised issues relating to plaintiffs’ failure to respond to its discovery requests. The Court directed that plaintiffs submit a letter brief setting forth its generic objections to Games’ discovery requests. The Court ordered that plaintiffs’ letter brief be submitted by July 6, 2004 and that Games submit its reply by July 13, 2004. The Court also scheduled a teleconference for July 14, 2004. On July 6, 2004, plaintiffs submitted its letter brief to the Court and also served Games with its Rule 26(a)(1) initial disclosures and answer to the counterclaim.

     Games’ counsel failed to appear for the July 14, 2004, teleconference and it was adjourned to July 15, 2004. At that teleconference, the Court granted the majority of plaintiffs’ motion to quash Games’ discovery requests.

     On July 16, 2004, it came to plaintiffs’ attention that, in flagrant violation of the preliminary injunction, Games had issued a press release on July 13, 2004, that erroneously stated that Games owned the “games.com” web site and that it had an exclusive license to certain Atari and Hasbro games. Plaintiffs immediately brought the erroneous press release to the attention of Games’ counsel. On that same day, Games replaced the erroneous press release with a corrected press release, but refused to issue a corrective press release explaining that it in fact did not own either the web site or have any license to Atari and Hasbro games. On July 19, 2004, plaintiffs brought this to the attention of the Court, who ordered that a corrective press release be issued, but approved language submitted by Games’ counsel.

     On September 3, 2004, in a teleconference with the Court, Games requested from the Court that plaintiffs be ordered to produce agreements with third parties from the first quarter of 2004 concerning online play of certain Atari and Hasbro games. During that same teleconference, plaintiffs sought permission to move to dismiss the counterclaims against Atari Interactive and Hasbro. On September 8, 2004, the Court broadened the scope of discovery to include documents regarding contracts and negotiations between us and Hasbro and third parties between January 1, 2004 and March 31, 2004 regarding online play of the original classic versions of the games. The Court also set a schedule for plaintiffs’ motion to dismiss the Counterclaims, which has been fully submitted and is under judicial deliberation.

     On October 4, 2004, it came to plaintiffs’ attention that, once again, Games was in flagrant violation of the preliminary injunction because it represented in its Form 10-KSB filing dated October 1, 2004, that Games owned the domain name “games.com” and that it had an exclusive license to certain Hasbro and Atari games. Plaintiffs immediately brought this to the attention of Games’ counsel, who represented that certain, but not all, statements would be amended. But Games did not amend its Form 10-KSB. Accordingly, plaintiffs sought permission to move for contempt for violation of the preliminary injunction.

     On October 14, 2004, in a teleconference with the Court, the Court granted plaintiffs’ request to move for contempt, and ordered that the parties brief that motion on the same schedule as the briefing schedule for motions for summary judgment. The Court also reset the schedule for this case. The Court ordered that all discovery be completed by November 12, 2004, that opening briefs on summary judgment be filed by November 29, 2004, that answering papers be filed on December 13, 2004, and that reply papers be filed by December 20, 2004. The parties completed discovery, and plaintiffs filed their motion for summary judgment, and motion for contempt sanctions, on November 29, 2004. The Court heard oral argument on these motions on January 12, 2005.

     On February 23, 2005, the Court issued an order granting plaintiffs’ motion to dismiss certain of Games’ counterclaims, and on March 11, 2005, the court granted Atari’s motion for summary judgment on its breach of contract claim and dismissed Games’ remaining counterclaims. The Court denied Games’ motion for reconsideration on April 4, 2005. On May 4, 2005, the Court issued a memorandum order granting us damages in the following amount: (1) immediate payment of $3,104,108, plus interest at an annual rate of nine percent from April 30, 2004; (2) immediate redemption of 10,250 shares of Games, Inc. stock for $1.025 million, plus interest at an annual rate of nine percent from April 30, 2004; (3) immediate redemption of 10,000 additional shares of Games, Inc. stock for $1 million; (4) redemption of the remaining 10,000 shares at any time after December 29, 2005. The order provides that the “judgment runs directly against Games but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach.” The Court’s order also lifts the preliminary injunction imposed at the outset of the case.

     Ach filed a motion for reconsideration concerning the Court’s ruling that the judgment would run directly against Ach, and we requested that the Court issue a permanent injunction and clarify certain aspects of the judgment. On May 27, 2005, the Court issued an order denying Ach’s motion for reconsideration and confirming its earlier ruling that the judgment would run against Ach personally. The Court also clarified that after December 29, 2005, we are entitled to an additional $1.0 million, representing the cash redemption of the last 10,000 shares of Games Inc.’s stock. The Court also issued a permanent injunction barring Games Inc. from “selling or distributing any product that contains the intellectual property” that is the subject of the asset purchase agreement. The remaining elements of the original judgment remain.

American Video Graphics, L.P., v. Electronic Arts, Inc. et. al.

     On August 23, 2004, American Video Graphics, L.P. filed a lawsuit against us, Electronic Arts, Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision Inc., THQ, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED). We were served with the Summons and Complaint on September 7, 2004. The complaint alleges infringement of US Patent No. 4,734,690 (method and apparatus for spherical panning) and seeks unspecified damages. We were served with a First Amended Complaint on or about October 7, 2004, which amended the original complaint to properly name certain of the other defendants in the suit. We filed an Answer on November 8, 2004.

     On February 7, 2005, a Second Amended Complaint was filed against all of the above defendants, plus Sony Online Entertainment, Inc., Sony Computer Entertainment America, Inc., Microsoft Corp., and Nintendo of America, Inc. We answered the Second Amended Complaint on February 24, 2005. Discovery is ongoing.

iEntertainment Network, Inc. v. Epic Games, Inc., Atari, Inc. Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.

     On December 22, 2004, we were served with a complaint by iEntertainment, Inc. The complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1)) and names the following defendants: Atari, Inc., Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The complaint alleges infringement of US Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. We answered the Complaint on or about March 28, 2005.

Codemasters, Inc. v. Atari, Inc.

     On January 13, 2005, we were served with a Complaint filed by Codemasters, Inc. (“Codemasters”) against us in New York Supreme Court, County of New York. The causes of action arise out of contractual disputes regarding payments owed by each party to the other. Codemasters’ causes of action include breach of contract, failure to respond to submitted statements of account and unjust enrichment. Codemasters is seeking relief in the amount of $931,050.09 and such other relief as may be just and proper, including interests, costs associated with the suit. In February 2005, we answered the Complaint and also served Counterclaims. The parties settled the matter on May 5, 2005. Pursuant to the settlement Agreement, we paid Codemasters $0.3 million, which has been accrued as of March 31, 2005.

Mr. M.L. Edmondson v. Reflections Interactive Limited

     On March 4, 2005, Martin Lee Edmondson, the former Managing Director of Reflections Interactive Limited, our wholly-owned UK subsidiary, filed a Notice of Claim with the Newcastle upon Tyne Employment Tribunal claiming constructive unfair dismissal as a result of Reflections alleged repudiatory breach of a contract of employment that necessitated Mr. Edmondson’s resignation. Mr. Edmondson is seeking a declaration that he was unfairly dismissed and compensation in an unspecified amount for such dismissal. Compensation in the Employment Tribunal is limited to £55,000 in respect of the maximum compensatory award. Mr. Edmondson could be awarded for unfair dismissal, together with a maximum basic award of (depending on age and length of service) £1,350 to £2,025. On April 1, 2005, Reflections filed a Response denying that there was a fundamental breach of contract that entitled Mr. Edmondson to resign and claim constructive dismissal. A case management discussion was scheduled for April 29, 2005 but has been postponed pending the parties ongoing without prejudice discussions regarding settlement. The Employment Tribunal has granted a stay of the proceedings until July 8, 2005, by which date the parties must report to the Employment Tribunal on the progress of the without prejudice discussions.

Note 17 – Employee Savings Plan

     We maintain an Employee Savings Plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all United States employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service with matching of 100% of the first 3% and 50% of the next 6% of the employee’s contribution provided by us. Generally, the Plan’s assets in a participant’s account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by us. Generally, we do not provide our employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $0.9 million, $1.0 million, $1.4 million, $1.4 million, and $1.1 million for the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005, respectively.

Note 18 – Royalty and License Advances

     We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are not dependent on the delivery of the contracted services by the developers. Future advances due under these agreements are as follows for the fiscal years then ended (in thousands):

2006	$1,685
2007	908
2008	—
2009	—
2010	—
Thereafter	—

$2,593

Note 19 – Concentration of Credit Risk

     We extend credit to various companies in the retail and mass merchandising industry for the purchase of its merchandise which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and reserves for potential losses are maintained.

     The percentage of net revenues earned from sales of its top two customers for the fiscal years then ended are as follows:

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Top customer	28%	24%	25%	25%	26%
Second customer	11%	11%	10%	11%	12%
Third customer	8%	9%	8%	10%	10%

Top three customers	47%	44%	43%	46%	48%

     Accounts receivable due from three of the most significant customers of each period aggregated 35% and 41% of accounts receivable at March 31, 2004 and March 31, 2005, respectively.

Note 20 – Discontinued Operations

     In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of our Humongous Entertainment development studio (“Humongous”). The sale is expected to occur in the twelve months following the end of fiscal 2005. At March 31, 2005, the assets and liabilities of Humongous are presented separately on our Consolidated Balance Sheets. The components of the assets and liabilities of discontinued operations are as follows (in thousands):

	March 31, 2004	March 31, 2005
Assets:
Cash	$13	$6
Inventory, net	1,877	1,104
Prepaid expenses and other current assets	17	259
Property and equipment, net	686	452
Other non-current assets	84	1,734

Total assets	$2,677	$3,555

Liabilities:
Accounts payable	$57	$31
Accrued liabilities	426	2,078
Royalty payable	286	386
Other non-current liabilities	251	190

Total liabilities	$1,020	$2,685

     As Humongous represents a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the Consolidated Statement of Operations and Comprehensive Income (Loss). Net revenues and (loss) income from discontinued operations are as follows (in thousands):

	Nine Months
	Ended			Years Ended
	March 31,			March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Net revenues	$25,617	$27,758	$32,927	$21,494	$12,649
Income (loss) from discontinued operations	$8,052	$6,909	$6,107	$(1,612)	$(4,241)

     Prior to the recording of discontinued operations, Humongous was reported as part of our publishing segment (Note 22).

Note 21 – Restructuring

     During the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, management announced a restructuring plan to strengthen our competitive position in the marketplace as well as enhance shareholder value. We recorded restructuring expenses of $4.9 million, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. The charge of $4.9 million is comprised of the following (in thousands):

Year Ended
March 31, 2005
Severance and retention expenses	$4,219
Modification of stock options	596
Miscellaneous costs	117

Total	$4,932

     We expect to incur an additional $5.0 million to $8.0 million over the next twelve month period in order to complete management’s restructuring plan.

     The following is a reconciliation of our restructuring reserve from inception through March 31, 2005 (in thousands):

	Balance at			Balance at
	March 31, 2004	Accrued Amounts	Cash payments	March 31, 2005
Severance and retention	$—	$4,219	$(2,414)	$1,805
Miscellaneous costs	—	117	(37)	80

Total	$—	$4,336	$(2,451)	$1,885

Note 22 – Operations by Reportable Segments and Geographic Areas

     We have three reportable segments: publishing, distribution and corporate. Publishing is comprised of three studios located in Santa Monica, California; Beverly, Massachusetts; and Minneapolis, Minnesota (closed in March 2004). As part of our restructuring plan, the Santa Monica and Beverly studios will be closed in fiscal 2006 and all publishing operations will be transferred to the New York office. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, we do not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating results of these segments.

     The results of operations for Humongous are not included in our segment reporting as they are classified as discontinued operations in our Consolidated Financial Statements.

     Our reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, and where appropriate, merchandising and marketing strategies.

     The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest income (expense) by reportable segment for the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 (in thousands):

	Publishing	Distribution	Corporate	Total
Nine months ended March 31, 2002 (unaudited):
Net revenues	$186,285	$77,539	$—	$263,824
Operating (loss) income	(6,146)	6,996	(16,537)	(15,687)
Depreciation and amortization	(911)	(401)	(1,915)	(3,227)
Interest income (expense)	—	75	(7,962)	(7,887)
Nine months ended March 31, 2003:
Net revenues	$302,055	$74,832	$—	$376,887
Operating income (loss)	31,371	14,151	(25,002)	20,520
Depreciation and amortization	(2,730)	(438)	(2,412)	(5,580)
Interest income (expense)	—	151	(9,749)	(9,598)
Year ended March 31, 2003 (unaudited):
Net revenues	$405,188	$96,133	$—	$501,321
Operating income (loss)	44,389	16,367	(30,885)	29,871
Depreciation and amortization	(3,523)	(582)	(3,292)	(7,397)
Interest (expense) income	(58)	179	(13,788)	(13,667)
Year ended March 31, 2004:
Net revenues	$384,490	$62,961	$—	$447,451
Operating income (loss)	26,430	10,708	(27,953)	9,185
Depreciation and amortization	(3,260)	(191)	(5,353)	(8,804)
Interest income (expense)	—	22	(7,680)	(7,658)
Year ended March 31, 2005:
Net revenues	$340,964	$54,201	—	$395,165
Operating income (loss)	41,095	8,028	(38,589)	10,534
Depreciation and amortization	(2,940)	—	(7,662)	(10,602)
Interest expense	—	—	(459)	(459)

     Information about our operations in the United States and other geographic locations for the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 are presented below (in thousands):

			Other
	United		Geographic
	States	Europe	Locations	Total
Nine months ended March 31, 2002 (unaudited):
Net revenues	$259,960	$—	$3,864	$263,824
Operating (loss)	(10,117)	(4,950)	(620)	(15,687)
Capital expenditures	5,299	1,005	—	6,304
Total assets	159,344	3,100	6,014	168,458
Nine months ended March 31, 2003:
Net revenues	$376,880	$—	$7	$376,887
Operating income (loss)	26,527	(5,442)	(565)	20,520
Capital expenditures	3,480	460	—	3,940
Total assets	215,635	2,953	5,169	223,757

			Other
	United		Geographic
	States	Europe	Locations	Total
Year ended March 31, 2003 (unaudited):
Net revenues	$499,797	$604	$920	$501,321
Operating income (loss)	38,198	(6,760)	(1,567)	29,871
Capital expenditures	5,237	646	—	5,883
Total assets	215,635	2,953	5,169	223,757
Year ended March 31, 2004:
Net revenues	$447,451	$—	$—	$447,451
Operating income (loss)	18,136	(8,808)	(143)	9,185
Capital expenditures	4,686	352	—	5,038
Total assets	190,607	3,318	31	193,956
Year ended March 31, 2005:
Net revenues	$395,165	$—	$—	$395,165
Operating income (loss)	20,931	(10,397)	—	10,534
Capital expenditures	1,771	268	—	2,039
Total assets	187,370	2,669	—	190,039

     United States net revenues include royalties on sales of our product sold internationally. For the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 the royalties were $2.9 million, $18.8 million, $20.3 million, $28.7 million, and $18.6 million respectively.

Note 23 – Quarterly Financial Data (unaudited)

     Summarized quarterly financial data for the nine months ended March 31, 2003 is as follows (in thousands, except per share amounts):

	September 30,	December 31,	March 31,
Net revenues	$102,440	$188,737	$85,710
Gross profit	50,927	89,380	40,837
Operating income (loss)	1,893	20,739	(2,112)
(Loss) income from continuing operations	(854)	17,020	(5,005)
Income (loss) from discontinued operations	1,465	12,808	(7,364)
Income (loss) attributable to common stockholders	611	29,828	(12,369)

Basic and diluted (loss) income per share from continuing operations	$(0.01)	$0.25	$(0.07)
Basic and diluted income (loss) per share from discontinued operations	0.02	0.18	(0.11)
Basic and diluted income (loss) per share attributable to common stockholders	0.01	0.43	(0.18)

Weighted average shares outstanding — basic	69,826	69,891	69,918
Weighted average shares outstanding — diluted	69,952	69,984	69,918

     During the third quarter of the nine months ended March 31, 2003, we reduced our royalty payable by approximately $2.0 million as returns, price protection and other customer promotional allowances of certain royalty bearing products were greater than the amounts estimated during the second quarter.

     Summarized quarterly financial data for the fiscal year ended March 31, 2004 is as follows (in thousands, except per share amounts):

	June 30,	September 30,	December 31,	March 31,
Net revenues	$148,792	$56,369	$177,489	$64,801
Gross profit	79,412	20,003	88,132	19,666

	June 30,	September 30,	December 31,	March 31,
Operating income (loss)	29,931	(25,196)	22,297	(17,847)
Income (loss) from continuing operations	25,986	(28,336)	20,027	(15,299)
(Loss) income from discontinued operations	(2,194)	(395)	2,991	(2,014)
Dividend to parent	—	(39,351)	—	—
Income (loss) attributable to common stockholders	23,792	(68,082)	23,018	(17,313)

Basic income (loss) per share from continuing operations	$0.37	$(0.38)	$0.17	$(0.12)
Basic (loss) income per share from discontinued operations	(0.03)	(0.00)	0.02	(0.02)
Dividend to parent	—	(0.52)	—	—
Basic income (loss) per share attributable to common stockholders	0.34	(0.90)	0.19	(0.14)

Diluted income (loss) per share from continuing operations	$0.32	$(0.38)	$0.17	$(0.12)
Diluted (loss) income per share from discontinued operations	(0.02)	(0.00)	0.02	(0.02)
Dividend to parent	—	(0.52)	—	—
Diluted income (loss) per share attributable to common stockholders	0.30	(0.90)	0.19	(0.14)

Weighted average shares outstanding — basic	69,974	75,594	121,170	121,214
Weighted average shares outstanding — diluted	80,499	75,594	121,325	121,214

     During the fourth quarter of the year ended March 31, 2004, we recorded approximately $3.7 million of additional royalties due as part of a negotiation and settlement regarding disputes with respect to a contract with a third party licensor. Additionally, we recorded approximately $5.4 million of additional reserves for returns, price protection, and other customer promotional allowances that management deemed necessary to accurately reflect market conditions at that time.

     Summarized quarterly financial data for the fiscal year ended March 31, 2005 is as follows (in thousands, except per share amounts):

	June 30,	September 30,	December 31,	March 31,
Net revenues	$108,124	$67,984	$156,364	$62,693
Gross profit	57,260	28,560	68,550	35,292
Operating income (loss)	14,839	(15,718)	19,534	(8,121)
Income (loss) from continuing operations	14,074	(16,003)	19,241	(7,379)
(Loss) income from discontinued operations	(2,018)	(888)	365	(1,700)
Income (loss) attributable to common stockholders	12,056	(16,891)	19,606	(9,079)

Basic and diluted income (loss) per share from continuing operations	$0.12	$(0.13)	$0.16	$(0.06)
Basic and diluted (loss) income per share from discontinued operations	(0.02)	(0.01)	0.00	(0.01)
Basic and diluted income (loss) per share attributable to common stockholders	0.10	(0.14)	0.16	(0.07)

Weighted average shares outstanding — basic	121,249	121,277	121,283	121,295
Weighted average shares outstanding — diluted	121,334	121,277	121,376	121,295

     During the fourth quarter of the year ended March 31, 2005, we reported the results of Humongous as discontinued operations. Additionally, during the fourth quarter, we recorded $4.9 million of restructuring expenses. Furthermore, in the fourth quarter of fiscal 2005, we recorded a reduction of revenue in the amount of $2.5 million for amounts owed to Atari Europe related to worldwide licensing rights for royalty income received by us from third parties (Note 13, Transactions with Atari Europe).

     The per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts.

Note 24 – Subsequent Events

Termination of Atari Interactive Services Agreement

     In the first quarter of fiscal 2006, Atari Interactive sent a notice of termination of the Services Agreement between us and Atari Interactive, effective June 30, 2005. Pursuant to the Services Agreement, we provide Atari Interactive with legal, financial, information technology, and human resources management services in exchange for payment of $0.3 million per month. Under the Services Agreement, either party has the right to terminate the agreement upon 30 days written notice, and as such, there are no applicable early termination penalties. Termination of the Services Agreement will result in the loss of such revenue but will also eliminate costs incurred in connection with providing the management services.

Resignation of Chief Executive Officer

     On June 6, 2005, James Caparro resigned his position as our President and Chief Executive Officer, effective immediately. Our Board of Directors has appointed Bruno Bonnell, our Chairman and Chief Creative Officer, to act as Chief Executive Officer on an interim basis. Our Board has instituted an immediate search for a permanent President and Chief Executive Officer. Our Compensation Committee is reviewing our and Mr. Caparro's rights, if any, relating to Mr. Caparro's resignation.

ATARI, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Net	Operating		End
Description	of Period	Revenues	Expenses	Deductions	of Period
Allowance for bad debts, returns, price protection and other customer promotional programs:
Year ended March 31, 2005	$36,279	$82,098	$3,622	$(97,714)	$24,285

Year ended March 31, 2004	$40,319	$98,320	$4,422	$(106,782)	$36,279

Nine months ended March 31, 2003	$50,451	$72,556	$3,814	$(86,502)	$40,319

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Cost of	Operating		End
Description	of Period	Goods Sold	Expenses	Deductions	of Period
Reserve for obsolescence:
Year ended March 31, 2005	$1,973	$2,645	$—	$(2,196)	$2,422

Year ended March 31, 2004	$4,756	$1,713	$—	$(4,496)	$1,973

Nine months ended March 31, 2003	$7,695	$3,416	$—	$(6,182)	$4,756

EXHIBIT INDEX

Exhibits

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

3.2	Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.3	Amendment No. 1 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

4.1	Specimen form of stock certificate of Common Stock is incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-14441) initially filed with the SEC on October 20, 1995, and all amendments thereto.

4.2	Registration Rights Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Company is incorporated herein by reference to an exhibit filed as a part of the Company’s Registration Statement on Form S-1 filed October 20, 1995.

4.3	Second Amended and Restated Registration Rights Agreement, dated as of October 2, 2000, between California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.1	Distribution Agreement between Infogrames Entertainment SA, Infogrames Multimedia SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.2	Addendum to Distribution Agreement between Infogrames Entertainment SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 10.26a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.3	Amendment to Distribution Agreement between Infogrames Entertainment SA and the Company dated as of July 1, 2000, is incorporated by reference to Exhibit 10.24a to the Company’s Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.4	Distribution Agreement between Infogrames Entertainment SA and the Company, dated October 2, 2000, as supplemented on November 12, 2002 is incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

10.5	Services Agreement, dated as of January 1, 2000, between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.41 to the Company’s Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.6	Services Agreement, dated as of January 26, 2001, between the Company and Infogrames Interactive, Inc. (now known as Atari Interactive, Inc.), is incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.7	Warehouse Services Contract, dated March 2, 1999, by and between the Company and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.8	Credit Agreement, dated as of November 12, 2002, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2002.***

10.9	First Amendment and Consent to the Credit Agreement, dated as of March 28, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57a to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.10	Second Amendment and Consent to the Credit Agreement, dated as of April 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57b to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.11	Third Amendment and Waiver to the Credit Agreement, dated as of July 11, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57c to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.12	Fourth Amendment and Consent to the Credit Agreement, dated as of September 12, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.13	Fifth Amendment to the Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.14	Sixth Amendment to the Credit Agreement, dated as of December 23, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.15	Seventh Amendment to the Credit Agreement, dated as of March 31, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.16	Eighth Amendment to the Credit Agreement, dated as of May 20, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.17	Consent to Credit Agreement, dated as of July 15, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agreement, Agent and Lender, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.18	Intercreditor and Subordination Agreement, dated as of November 12, 2002, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002.

10.19	First Amendment to Intercreditor and Subordination Agreement, dated as of December 23, 2003, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., Atari Interactive, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.20	Loan and Security Agreement, dated as of May 13, 2005, among the Company, as Borrower, and HSBC Business Credit (USA) Inc., as Lender.**

10.21*	Letter of Employment, dated as of April 23, 2002, between David Perry and the Company is incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.22*	The 1995 Stock Incentive Plan (as amended on October 31, 1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed December 6, 1996.

10.23*	The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.24*	The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.25*	The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Company’s proxy statement dated June 29, 2000.

10.26*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Company’s Information Statement dated November 27, 2000.

10.27*	Third Amendment to the Atari, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.28*	The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.29*	Description of Registrant’s Annual Incentive Plan for fiscal 2005.**

10.30*	Employment Agreement, dated June 1, 2002, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 6.1 to the Company’s Annual Report on Form 10-K for the quarter ended June 30, 2002.

10.31*	Employment Agreement with Bruno Bonnell, dated as of July 1, 2004 and effective as of April 1, 2004, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.32*‡	Termination and General Release Agreement, dated October 15, 2004, by and between the Company and Denis Guyennot is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.33*	Employment Agreement, dated November 26, 2004, by and between the Company and James Caparro is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.34*	Letter Agreement by and between the Company and Diane Price Baker, dated January 24, 2005.**

10.35*	Consultant Agreement between the Company and Ann Kronen, dated as of July 8, 2003 is incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.***

10.36	Agreement of Lease, dated as of December 12, 1996, by and between the Company and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.37	First Amendment of Lease dated July 1, 1997 by and between the Company and F.S. Realty Corporation.**

10.38	Lease Agreement between the Company and Netbreeders Realty LLC, dated November 1, 1999, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.39	Sublease Agreement between the Company and SAVI Technology, Inc., dated May 30, 2001, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.40	Lease Agreement between the Company and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.41	Lease Agreement between the Company and MV 1997, L.L.C., dated November 24, 1997, is incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.42	Lease Agreement between Parabola Estates Limited and Reflections Interactive Limited dated September 10, 2001 is incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.43	Lease Agreement between Prima Development Corp. and the Company dated May 17, 2002 is incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.44‡	Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated January 19, 2003, is incorporated herein by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.45‡	PlayStation®2 Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated April 1, 2000, as amended.**

10.46‡	Xbox® Publisher License Agreement between the Company and Microsoft Corporation, dated April 18, 2000, is incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.47	Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 27, 1999, is incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.48	Amendment One to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated April 20, 2002, is incorporated herein by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.49	Amendment Two to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated June 15, 2002, is incorporated herein by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.50	Amendment Three to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 15, 2002, is incorporated herein by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.51	Amendment Four to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated November 13, 2002, is incorporated herein by reference to Exhibit 10.68 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.52	Amendment Five to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated February 21, 2003, is incorporated herein by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.53	Amendment Six to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated August 11, 2003 as incorporated herein by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.54	Agreement Regarding Satisfaction of Debt and License Amendment among the Company, Infogrames Entertainment S.A. and California U.S. Holdings, Inc., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.55	Amended Trademark License Agreement between the Company and Infogrames Entertainment S.A., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.56	Obligation Assignment and Securing Agreement, dated as of November 3, 2004, by and among the Company, Infogrames Entertainment SA, Atari Interactive, Inc., Atari Europe SAS, and Paradigm Entertainment, Inc, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.57	Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable to the Company is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.58‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $5,122,625 payable to the Company as incorporated herein by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.59‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $2,620,280 payable to the Company as incorporated herein by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.60‡	Promissory Note of Paradigm Entertainment, Inc., in the aggregate amount of $828,870 payable to the Company as incorporated herein by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

21.1	List of Subsidiaries.**

23.1	Consent of Deloitte & Touche LLP.**

31.1	Interim Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1‡	Licensed PSP Publisher Agreement by and between the Company and Sony Computer Entertainment America, Inc. dated March 23, 2005, for PlayStation® Portable.**

99.2‡	Amendment to the Xbox® Publisher Licensing Agreement, dated March 1, 2005.**

99.3‡	Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and the Company effective March 29, 2002.**

99.4	License Agreement between the Company and FUNimation Productions, Ltd., dated December 31, 2004.**

Exhibit indicated with an * symbol is a management contract or compensatory plan or arrangement filed pursuant to Item 15(c) of Form 10-K.

Exhibit indicated with an ** symbol is filed herewith.

*** All immaterial amendments/extensions to this agreement were filed as an exhibit 99 in the Company’s Quarterly Report for the respective period.

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