Form 10-Q
period 2005-06-30
ATARI INC
filed 2005-08-09
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
(212) 726-6500
(Registrant’s telephone number, including area code:)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     As of August 5, 2005, there were 121,331,717 of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2005	2005
		(unaudited)
ASSETS
Current assets:
Cash	$10,433	$5,846
Receivables, net	42,179	15,080
Inventories, net	25,209	19,200
Income taxes receivable	1,533	126
Due from related parties	248	1,078
Prepaid expenses and other current assets	20,996	16,845
Assets of discontinued operations (Note 10)	3,555	3,348

Total current assets	104,153	61,523
Property and equipment, net	8,289	7,815
Goodwill, net of accumulated amortization of $26,116 in both periods	70,224	70,224
Other intangible assets, net of accumulated amortization of $1,969 and $2,138, at March 31, 2005 and June 30, 2005, respectively	731	562
Other assets	6,642	6,446

Total assets	$190,039	$146,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,756	$19,063
Accrued liabilities	16,614	14,287
Restructuring reserve	1,885	2,514
Royalties payable	13,641	12,532
Income taxes payable	500	490
Due to related parties	5,421	5,761
Liabilities of discontinued operations (Note 10)	2,685	2,987

Total current liabilities	68,502	57,634
Deferred income	478	459
Other long-term liabilities	392	264

Total liabilities	69,372	58,357

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,296 and 121,307 shares issued and outstanding at March 31, 2005 and June 30, 2005, respectively	1,213	1,213
Additional paid-in capital	736,790	737,087
Accumulated deficit	(619,744)	(652,561)
Accumulated other comprehensive income	2,408	2,474

Total stockholders’ equity	120,667	88,213

Total liabilities and stockholders’ equity	$190,039	$146,570

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2005

Net revenues	$108,124	$24,199
Cost of goods sold	50,864	18,417

Gross profit	57,260	5,782
Research and product development	15,511	16,786
Selling and distribution expenses	16,707	7,002
General and administrative expenses	7,515	7,944
Restructuring expenses	—	2,177
Depreciation and amortization	2,688	2,329

Operating income (loss)	14,839	(30,456)
Interest expense, net	(174)	(48)
Other income	18	9

Income (loss) before provision for income taxes	14,683	(30,495)
Provision for income taxes	609	—

Income (loss) from continuing operations	14,074	(30,495)
(Loss) from discontinued operations of Humongous Entertainment (Note 10)	(2,018)	(2,322)

Net income (loss)	$12,056	$(32,817)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.12	$(0.25)
(Loss) from discontinued operations	(0.02)	(0.02)

Net income (loss)	$0.10	$(0.27)

Basic weighted average shares outstanding	121,249	121,299

Diluted weighted average shares outstanding	121,334	121,299

Net income (loss)	$12,056	$(32,817)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	66
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	(859)	—

Comprehensive income (loss)	$11,201	$(32,751)

See Note 7 for detail of related party amounts included within line items above.
The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,056	$(32,817)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations of Humongous Entertainment	2,018	2,322
Non-cash restructuring charges	—	267
Depreciation and amortization	2,688	2,329
Recognition of deferred income	(2,049)	(19)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	(859)	—
Accrued interest	56	17
Amortization of deferred financing fees	205	190
Write-off of property and equipment	193	11
Changes in operating assets and liabilities:
Receivables, net	(30,003)	27,094
Inventories, net	2,638	6,004
Due from related parties	(14,873)	(839)
Due to related parties	1,265	434
Prepaid expenses and other current assets	133	3,122
Accounts payable	6,944	(8,656)
Accrued liabilities	3,521	(2,281)
Royalties payable	(1,203)	(1,109)
Restructuring reserve	—	576
Income taxes payable	431	—
Income taxes receivable	576	1,403
Other long-term liabilities	(74)	(56)
Other assets	21	119

Net cash used in continuing operations	(16,316)	(1,889)
Net cash used in discontinued operations	(1,139)	(1,808)

Net cash used in operating activities	(17,455)	(3,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(548)	(839)
Proceeds from sale of property and equipment	7	—

Net cash used in continuing operations	(541)	(839)
Net cash used in discontinued operations	(14)	(5)

Net cash used in investing activities	(555)	(844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under General Electric Capital Corporation Senior Credit Facility, net	9,654	—
Proceeds from exercise of stock options	—	30
(Payments) under capitalized lease obligation	—	(40)

Net cash provided by (used in) financing activities	9,654	(10)
Effect of exchange rates on cash	(14)	(36)

Net decrease in cash	(8,370)	(4,587)
Cash — beginning of fiscal period	9,607	10,433

Cash — end of fiscal period	$1,237	$5,846

SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Cash paid for interest	88	52
Income tax refunds	397	1,403
The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, April 1, 2004	121,231	$1,212	$735,964	$(625,436)	$3,323	$115,063
Net income	—	—	—	5,692	—	5,692
Foreign currency translation adjustment	—	—	—	—	(56)	(56)
Cashless exercise of warrants	44	1	(1)	—	—	—
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)	(859)
Exercise of stock options	21	—	44	—	—	44
Issuance of stock options to related party	—	—	48	—	—	48
Modification of stock options	—	—	735	—	—	735

Balance, March 31, 2005	121,296	1,213	736,790	(619,744)	2,408	120,667
Net loss	—	—	—	(32,817)	—	(32,817)
Foreign currency translation adjustment	—	—	—	—	66	66
Exercise of stock options	11	—	30	—	—	30
Modification of stock options	—	—	267	—	—	267

Balance, June 30, 2005 (unaudited)	121,307	$1,213	$737,087	$(652,561)	$2,474	$88,213

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
     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At June 30, 2005, IESA owns approximately 52% of us directly and through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”) and its majority-owned subsidiary Atari Interactive, Inc. (“Atari Interactive”).
Key Challenges
     Due to major shifts in product release dates and increased development investment for future product releases, our results of operations for the first quarter of fiscal 2006 were not in line with prior year or with management expectations. Our net revenues for the first quarter of fiscal 2006 were only 22.4% of those in the same quarter of fiscal 2005. Primarily because of this, we had a net loss of $32.8 million in the first quarter of fiscal 2006, compared with net income of $12.1 million in the same period of the prior year. For the remainder of the 2006 fiscal year, we expect to release significantly fewer titles than we have historically. This trend will continue during fiscal 2007. As a result, our revenue will not be in line with its historical levels. While we have taken, and continue to take, steps to reduce costs, it is unlikely that our cost reductions will fully compensate for the lower revenues.
     Because of the results for the first quarter and the projected results for the remainder of fiscal 2006, we obtained waivers and modifications of financial covenants in our principal credit agreement (Note 9). Management believes they will be able to meet these modified financial covenants, however, unless our results improve, we may have to seek additional waivers or modifications in the future.
     A new generation of game consoles is being introduced in late 2005 and early 2006. While we anticipate that these consoles will be able to play titles developed for the current generation, in order to remain fully competitive, we will have to develop or format titles for the new generation. That will require us to make significant expenditures. We will need new capital to be able to make those expenditures. While we anticipate obtaining some funding from IESA through sales of assets or shares to it, in order to provide liquidity through fiscal 2006, that funding probably will not be sufficient to meet our longer term needs. Therefore, we will have to seek additional capital, and it is possible we will not be able to obtain it.
     In recognition that IESA’s stockholding in Atari is IESA’s most critical investment, the Boards of Directors of IESA have agreed in principle to enter into a series of transactions which improves our financial flexibility and augments our short-term liquidity (Note 13). Furthermore, on August 9, 2005, the Board of IESA approved a provision by IESA of additional capital to Atari sometime during the second quarter of fiscal 2006 in the form of cash and/or IESA stock. It is anticipated that such additional capital to be provided by IESA would approximate at least $12 million. The provision of such capital may be achieved through Atari’s sale to IESA or subsidiary(ies) of IESA of various assets and is currently being negotiated.
Basis of Presentation
     Our accompanying interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2005.
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
Licenses
     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales. Management evaluates the carrying value of these capitalized licenses and records an impairment charge (as research and product development expense) in the period management determines that such capitalized amounts are not expected to be realized.
Goodwill and Other Intangible Assets
     Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”, eliminated goodwill amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Intangible assets with finite lives are amortized over their useful lives. As of March 31, 2005, our annual fair-value based assessment did not result in any impairment of goodwill or intangibles. As of June 30, 2005, we do not believe that there are any indications of impairment of goodwill or intangibles. However, future changes in the facts and circumstances relating to our goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.
     Other intangible assets approximate $0.7 million and $0.6 million, net of accumulated amortization of $2.0 million and $2.1 million at March 31, 2005 and June 30, 2005, respectively.
Fair Values of Financial Instruments
     FASB Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, restructuring reserve, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are reflected in the consolidated financial statements at fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.
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
Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans, including stock options and warrants, using the treasury stock method. The following is a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months
	Ended
	June 30,
	2004	2005
Basic and diluted earnings per share calculation:
Income (loss) from continuing operations	$14,074	$(30,495)
(Loss) from discontinued operations of Humongous Entertainment	(2,018)	(2,322)

Net income (loss)	$12,056	$(32,817)

Basic weighted average shares outstanding	121,249	121,299
Dilutive potential common shares:
Employee stock options and warrants	85	—

Diluted weighted average shares outstanding	121,334	121,299

Basic and diluted income (loss) from continuing operations per share	$0.12	$(0.25)
Basic and diluted (loss) from discontinued operations of Humongous Entertainment per share	(0.02)	(0.02)

Basic and diluted net income (loss) per share	$0.10	$(0.27)

     The number of antidilutive shares that were excluded from the diluted earnings per share calculation for the three months ended June 30, 2004 and 2005 were 6,747,000 and 9,697,000, respectively. For the three months ended June 30, 2004, the shares were antidilutive due to stock options and warrants in which the exercise price was greater than the average market price of the common shares during the period. For the three months ended June 30, 2005, the shares were antidilutive due to the net loss for the period.
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
     At June 30, 2005, we had three stock option plans. All options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no compensation cost is recognized. The following table illustrates the effect on the income (loss) from continuing operations per share and net income (loss) if we had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months
	Ended
	June 30,
	2004	2005
Income (loss) from continuing operations:
Basic and diluted — as reported	$14,074	$(30,495)
Plus: Fair value of stock-based employee compensation expense, net of related tax effects	(1,259)	(290)

Basic and diluted — pro forma income (loss) from continuing operations	$12,815	$(30,785)

Income (loss) from continuing operations per share:
Basic and diluted – as reported	$0.12	$(0.25)
Basic and diluted – pro forma	$0.11	$(0.25)

Net income (loss):
Basic and diluted — as reported	$12,056	$(32,817)
Plus: Fair value of stock-based employee compensation expense, net of related tax effects	(1,259)	(290)

Basic and diluted — pro forma net income (loss)	$10,797	$(33,107)

Net income (loss) per share:
Basic and diluted – as reported	$0.10	$(0.27)
Basic and diluted – pro forma	$0.09	$(0.27)
     The fair market value of options granted under stock option plans during the three months ended June 30, 2004 and 2005 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Three Months
	Ended
	June 30,
	2004	2005
Dividend yield	0%	0%
Anticipated volatility	120%	289%
Weighted average risk-free interest rate	2.44%	3.75%
Expected lives	4 years	3 years
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”. This Statement requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes that the issuance of this statement will not have any effect on our results of operations.
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
     We plan to adopt Statement No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of Statement No. 123-R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but early adoption is encouraged. As of June 30, 2005, management is currently reviewing the effect that the adoption of Statement No. 123-R will have on our result of operations.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. Statement No. 154 requires that voluntary changes in accounting principle be retroactively applied to prior period financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the accounting change. As of June 30, 2005, management is currently reviewing the effect, if any, that the adoption of Statement No. 154 will have on our results of operations.
     In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We do not expect that the adoption of this issue will have a material impact on our results of operations.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of June 30, 2005, we do not expect that the adoption of this statement will have a material impact on our financial statements.
NOTE 2 – RECEIVABLES, NET
     Receivables consist of the following (in thousands):

	March 31,	June 30,
	2005	2005

Trade accounts receivable	$66,464	$36,213
Less: Allowances for bad debts, returns, price protection and other customer promotional programs	(24,285)	(21,133)

	$42,179	$15,080

NOTE 3 – INVENTORIES, NET
     Inventories consist of the following (in thousands):

	March 31,	June 30,
	2005	2005
Finished goods	$23,991	$19,951
Return inventory	3,379	1,297
Raw materials	281	306

	27,651	21,554
Less: Obsolescence reserve	(2,442)	(2,354)

	$25,209	$19,200

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	June 30,
	2005	2005
Licenses short-term	$6,795	$7,473
Atari name license	3,350	2,535
Prepaid manufacturing expenses	—	1,400
Royalties receivable	6,551	1,231
Prepaid insurance	1,130	928
Other prepaid expenses and current assets	3,170	3,278

	$20,996	$16,845

NOTE 5 – ACCRUED LIABILITIES
     Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2005	2005
Accrued distribution services	$3,332	$3,104
Accrued salary and related costs	3,296	2,492
Accrued third-party development expenses	2,551	2,344
Accrued professional fees and other services	1,418	1,395
Accrued advertising	1,810	1,137
Accrued freight and handling fees	1,141	510
Other	3,066	3,305

	$16,614	$14,287

NOTE 6 – INCOME TAXES
     As of June 30, 2005, we have combined net operating loss carryforwards of approximately $510.2 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2025. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
     During the three months ended June 30, 2005, no tax provisions were recorded due to the taxable loss recorded for the quarter. During the three months ended June 30, 2004, we recorded federal and state alternative minimum tax provisions of approximately $0.3 million and regular provisions for state taxes of approximately $0.3 million.

NOTE 7 – RELATED PARTY TRANSACTIONS
     The following table provides a detailed break out of related party amounts within each line of our Consolidated Statements of Operations (in thousands):

	Three Months
	Ended
	June 30,
	2004	2005

Net revenues	$108,124	$24,199
Related party activity:
Royalty income	14,770	—
Sale of goods	456	102
Quality and assurance testing and other services	366	367

Total related party net revenues	15,592	469

Cost of goods sold	(50,864)	(18,417)
Related party activity:
Royalty expense	(5,822)	(617)

Total related party cost of goods sold	(5,822)	(617)

Research and product development	(15,511)	(16,786)
Related party activity:
Development expense	(3,398)	(4,043)
Other miscellaneous development expenses	(30)	(22)

Total related party research and product development	(3,428)	(4,065)

Selling and distribution expenses	(16,707)	(7,002)
Related party activity:
Miscellaneous purchase of services	(14)	(8)

Tolal related party selling and distribution expenses	(14)	(8)

General and administrative expenses	(7,515)	(7,944)
Related party activity:
Management fee revenue	750	750
Management fee expense	(750)	(750)
Office rental and other services	(97)	(93)

Total related party general and administrative expenses	(97)	(93)

Interest expense, net	(174)	(48)
Related party activity:
Interest income	113	—

Total related party interest expense, net	113	—

Loss from discontinued operations	(2,018)	(2,322)
Related party activity:
Royalty income from discontinued operations	31	10

Total related party income from discontinued operations	31	10
Royalty agreement
     Royalties transactions are as follows (in thousands):

	Three Months
	Ended
	June 30,
	2004	2005
Income (expense)

Royalty income (1)	$14,770	$—
Royalty expense (2)	(5,822)	(617)

Net royalty income (expense)	$8,948	$(617)

(1) We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns.
(2) We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.
     As of March 31, 2005 and June 30, 2005, the following amounts are outstanding with regard to related party royalty transactions and are included in due from related parties (in thousands):

	March 31,	June 30,
	2005	2005
Receivable (payable)

Royalties receivable	$1,673	$1,060
Royalties payable	(6,001)	(3,325)

Net royalties (payable)	$(4,328)	$(2,265)

Development expenses
     We engage certain related party development studios to provide services such as product development, design, and testing. Development transactions are as follows (in thousands):

	Three Months
	Ended
	June 30,
	2004	2005
Eden Studios SAS	$605	$1,730
Paradigm Entertainment, Inc.	2,793	1,370
Atari Melbourne House Pty Ltd	—	943

Total development expenses	$3,398	$4,043

     With respect to these related party development studios, payables of $0.4 million and $2.5 million, respectively, were outstanding as of March 31, 2005 and June 30, 2005 and were included in due to related parties.

IESA liquidity
     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and Mexico, and for which we pay royalties to IESA. Both IESA and Atari Interactive, through the ownership of intellectual property or through the development of products, are material sources of products which we market in the United States and Canada. During fiscal 2005, Atari Interactive was the source of approximately 38% of our net revenue and we generated approximately 5% of our net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions. For the three months ended June 30, 2005, Atari Interactive was the source of approximately 37% of our net revenues and we generated a nominal amount of net revenues from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.
     As of the date of this report, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is limited.
     There can be no assurance that IESA will complete sufficient actions to assure its future financial stability. If IESA is unable to complete its action plan, address its liquidity problems, and fund its working capital needs, IESA would likely be unable to fund its subsidiaries’ video game development operations, including that of Atari Interactive and us. Therefore, our results of operations could be materially impaired, as any delay or cessation in product development could materially decrease our revenue from the distribution of products. In addition, based on the proposed transactions between us and IESA that are disclosed in this filing, if IESA fails to complete such transactions this will negatively affect our results of operations and our liquidity. If our results of operations and/or liquidity are materially impaired, this could result in a breach of one or more of the covenants contained in our revolving credit facility with HSBC.
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
     Not withstanding the foregoing, IESA has represented to Atari’s management that they will fund transactions between us, as discussed above, through a variety of means, including additional funding, capital contribution, modification of the terms of existing indebtedness and related party licensing arrangements, and the sale of IESA stock and/or assets for cash. It is our understanding that IESA’s current financial position would not prohibit IESA’s ability to consummate any such transactions.
     Additionally, though Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns a majority of our stock, potential investors and current and potential business/trade partners may view IESA’s financial situation with its creditors as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues with its creditors, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital. IESA continues to focus on ways to address and improve its financial situation.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Litigation
     During the three months ended June 30, 2005, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters in which there were material developments during the quarter. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

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
     On June 27, 2005, the Court entered judgment in favor of the Company and the other defendants and dismissed the cross-claims without prejudice.
Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC
     On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc., its CEO, Roger W. Ach, II (“Ach”), and Chicago West Pullman LLC in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games, Inc.’s and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that we granted to Games, Inc. for the development and publication of certain games in a specified online format expired by its terms when Games, Inc. failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games, Inc. dated December 31, 2003, as amended. The plaintiffs allege that Games, Inc.’s failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from us to Games, Inc. and constituted a breach of contract and that Chicago West Pullman LLC’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games, Inc. nevertheless continued to use plaintiffs’ intellectual property. On May 18, 2004, the Court granted a temporary restraining order against Games, Inc. and Ach and scheduled a preliminary injunction hearing for May 28, 2004, which was postponed until June 11, 2004. Prior to that hearing, Games, Inc. agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case.
     On June 16, 2004, Games, Inc. served its Answer and Counterclaim to the Complaint. In its counterclaim, Games, Inc. alleges that plaintiffs breached the Asset Purchase, License and Assignment Agreement and a Settlement Agreement dated March 31, 2004 by, inter alia, licensing other web sites to use on-line play of certain Atari and Hasbro games that Games, Inc. claimed were part of its exclusive license under the Agreement.
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
     Ach filed a motion for reconsideration concerning the Court’s ruling that the judgment would run directly against Ach, and Atari requested that the Court issue a permanent injunction and clarify certain aspects of the judgment. On May 27, 2005, the Court issued an order denying Ach’s motion for reconsideration and confirming its earlier ruling that the judgment would run against Ach personally. The Court also clarified that after December 29, 2005, Atari is entitled to an additional $1 million, representing the cash redemption value of the last 10,000 shares of Games, Inc. stock. The Court also issued a permanent injunction barring Games, Inc. from “selling or distributing any product that contains the intellectual property” that is the subject of the asset purchase agreement. The remaining elements of the original judgment remained in place.
     On June 29, 2005, the Clerk of the District Court entered an amended judgment, stating that Atari was entitled to the following damages: (1) immediate payment of $3,104,108, plus interest at the annual rate of 9% from April 30, 2004, (2) immediate redemption of the initial 10,250 shares for $1.025 million, plus interest at the annual rate of 9% from April 30, 2004, (3) immediate redemption of 10,000 additional shares for $1 million, (4) the $50,000 bond that plaintiffs posted on May 19, 2004 to secure a temporary restraining order in this case is exonerated, (5) redemption of the remaining 10,000 shares at any time after December 29, 2005 at a price of $100 per share, for a total of $1 million, (6) plaintiffs collectively are entitled to recoup their $150 filing fee, (7) this judgment runs directly against Games, but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach, (8) the preliminary injunction is lifted, and (9) defendant Games, Inc. is enjoined from selling or distributing any product that contains the intellectual property it licensed in its contract with Atari, Inc.
     On June 30, 2005, defendants filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.
     On July 6, 2005, defendants filed a motion for a stay of enforcement of amended judgment pending resolution of appeal. On July 13, 2005, the Court of Appeals granted a temporary stay of execution and ordered defendants to post a supersedeas bond in the amount of $1 million to be posted on or before July 20, 2005 for the stay to continue. On July 19, 2005, plaintiffs filed their opposition to defendants’ motion. On July 26, defendants filed a Letter of Credit issued to Atari, Inc. as beneficiary.
     On August 2, 2005, the Court of Appeals heard oral argument on defendants’ motion for a stay. On August 3, 2005, the Court of Appeals denied defendants’ motion for a stay, holding that defendants did not show a substantial likelihood of success on appeal or that they would suffer irreparable injury if a stay was not issued. On August 4, 2005, the Court of Appeals set a schedule for defendants’ appeal.
Codemasters, Inc. v. Atari, Inc.
     On January 13, 2005, we were served with a Complaint filed by Codemasters, Inc. (“Codemasters”), against us in New York Supreme Court, County of New York. The causes of action arise out of contractual disputes regarding payments owed by each party to the other. Codemasters’ causes of action include breach of contract, failure to respond to submitted statements of account and unjust enrichment. Codemasters is seeking relief in the amount of approximately $0.9 million and such other relief as may be just and proper, including interests, costs associated with the suit. In February 2005, we answered the Complaint and also served Counterclaims. The parties settled the matter on May 5, 2005. Pursuant to the Settlement Agreement, we paid Codemasters approximately $0.3 million.

NOTE 9 – DEBT
Credit Facilities
     HSBC Loan and Security Agreement
     On May 13, 2005 (last amended August 9, 2005), we obtained a one year $50.0 million revolving credit facility with HSBC, pursuant to a Loan and Security Agreement, to fund our working capital and general corporate needs. Loans under the revolving credit facility are determined based on percentages of our eligible receivables and eligible inventory for certain seasonal peak periods. The revolving credit facility bears interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We are required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million. The revolving credit facility contains certain financial covenants that require us to maintain enumerated EBITDA, tangible net worth, and working capital minimums. In addition, amounts outstanding under the revolving credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment and excluding certain non-U.S. assets. As of June 30, 2005, no borrowings were outstanding under the revolving credit facility; however $1.2 million of letters of credit were outstanding. Additionally, a nominal amount of accrued interest was included in accrued liabilities as of June 30, 2005.
     As of June 30, 2005, we did not meet the financial covenants in our HSBC revolving credit facility. We have secured a waiver of those covenants for the first quarter and have executed an amendment, reducing the financial thresholds for the remaining quarters of fiscal 2006. Management believes they will be able to meet the modified financial covenants, however, we cannot guarantee that we will meet the revised covenants going-forward. If we do not meet those financial covenants, we cannot guarantee that we will be able to obtain necessary waivers or amendments. In the event we cannot secure waivers or amendments, the HSBC revolving credit facility may no longer be available for use, which would negatively impact our operations and operating results. Management is prepared to take significant actions to compensate for the loss of the credit facility which include the sale of major assets, a reduction in our expenditures for internal and external new product development, and further reduction in overhead expense. These actions, should they become necessary, will result in a significant reduction in the size of our operations.
     GECC Senior Credit Facility
     On November 12, 2002, we obtained a 30-month $50.0 million secured revolving credit facility (“Senior Credit Facility”) with General Electric Capital Corporation (“GECC”) to fund our working capital and general corporate needs. Loans under the Senior Credit Facility were based on a borrowing base comprised of the value of our accounts receivable and short-term marketable securities. The Senior Credit Facility bore interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility was payable monthly and we paid $0.6 million as an initial commitment fee at closing.
     The senior credit facility expired on May 12, 2005.
NOTE 10 – DISCONTINUED OPERATIONS
     In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of our Humongous Entertainment development studio (“Humongous”). This is expected to occur in the twelve months following the end of fiscal 2005.
Balance Sheets
     At June 30, 2005, the assets and liabilities of Humongous are presented separately on our Consolidated Balance Sheets. The components of the assets and liabilities of discontinued operations are as follows (in thousands):

	March 31, 2005	June 30, 2005
Assets:
Cash	$6	$7
Inventory, net	1,104	985
Prepaid expenses and other current assets	259	171
Property and equipment, net	452	451
Other non-current assets	1,734	1,734

Total assets	$3,555	$3,348

Liabilities:
Accounts payable	$31	$45
Accrued liabilities	2,078	1,972
Restructuring reserve	—	526
Royalty payable	386	268
Other non-current liabilities	190	176

Total liabilities	$2,685	$2,987

Restructuring
     As a result of management’s plan to divest of Humongous, during the first quarter of fiscal 2006, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded a severance charge of approximately $0.5 million for the termination of Humongous employees. This charge is included in the loss from discontinued operations for the three months ended June 30, 2005, and the liability for this charge is included in liabilities of discontinued operations.
Results of Operations
     As Humongous represents a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the Consolidated Statements of Operations and Comprehensive Income (Loss). Net revenues and loss from discontinued operations for the three months ended June 30, 2004 and 2005 are as follows (in thousands):

	Three Months
	Ended
	June 30,
	2004	2005
Net revenues	$2,172	$262
Loss from discontinued operations	$(2,018)	$(2,322)
     Prior to the recording of discontinued operations, Humongous was reported as part of our publishing segment (Note 12).
NOTE 11 – RESTRUCTURING
     During the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, management announced a restructuring plan to strengthen our competitive position in the marketplace as well as enhance shareholder value. During the three months ended June 30, 2005, we recorded restructuring expenses of $2.2 million, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. The charge of $2.2 million is comprised of the following (in thousands):

Three Months
Ended
June 30, 2005
Severance and retention expenses	$1,324
Modification of stock options	267
Lease related costs	394
Miscellaneous costs	192

Total	$2,177

     We expect to incur an additional $3.0 million to $6.0 million in order to complete management’s restructuring plan. We will incur these costs through early fiscal 2007.
     The following is a reconciliation of our restructuring reserve from inception through June 30, 2005 (in thousands):

	Balance at			Balance at
	March 31, 2004	Accrued Amounts	Cash payments	March 31, 2005
Severance and retention	$—	$4,219	$(2,414)	$1,805
Miscellaneous costs	—	117	(37)	80

Total	$—	$4,336	$(2,451)	$1,885

	Balance at			Balance at
	March 31, 2005	Accrued Amounts	Cash payments	June 30, 2005
Severance and retention	$1,805	$1,324	$(1,043)	$2,086
Miscellaneous costs	80	586	(238)	428

Total	$1,885	$1,910	$(1,281)	$2,514

     The charge of $0.3 million for the modification of stock options was recorded as an increase to additional paid-in capital.
NOTE 12 – OPERATIONS BY REPORTABLE SEGMENTS
     We have three reportable segments: publishing, distribution and corporate. Publishing was comprised of two studios located in Santa Monica, California and Beverly, Massachusetts. As part of our restructuring plan, the Beverly studio was closed in the first quarter of fiscal 2006 and the Santa Monica studio will be closed before the end of fiscal 2006; all publishing operations are currently being transferred to the New York office. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, administration, and restructuring charges. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, we do not separately track or maintain records, other than fixed asset records, which identify assets by segment and, accordingly, such information is not available.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating results of these segments.
     The results of operations for Humongous are not included in our segment reporting as they are classified as discontinued operations in our Consolidated Financial Statements (Note 10).
     Our reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, and where appropriate, merchandising and marketing strategies.
     The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest expense by reportable segment for the three months ended June 30, 2004 and 2005:

	Publishing	Distribution	Corporate	Total
Three months ended June 30, 2004:
Net revenues	$97,491	$10,633	$—	$108,124
Operating income (loss)	20,053	1,703	(6,917)	14,839
Depreciation and amortization	(869)	—	(1,819)	(2,688)
Interest expense	—	—	(174)	(174)
Three months ended June 30, 2005:
Net revenues	$12,759	$11,440	$—	$24,199
Operating loss	(18,927)	(719)	(10,810)	(30,456)
Depreciation and amortization	(594)	—	(1,735)	(2,329)
Interest expense	—	—	(48)	(48)
NOTE 13 – SUBSEQUENT EVENTS
     The Board of Directors of both IESA and Atari, Inc. have approved in principle a series of transactions which would improve our financial flexibility and augment our short-term liquid as follows:
Sale of Humongous to Atari Interactive
     Atari Interactive has agreed in principle to buy, either directly or through a newly formed subsidiary, the intellectual property for $7.0 million and assume certain license liabilities of the Humongous Entertainment development studio. At the current sale price, we do not expect to record a loss as a result of this transaction. Furthermore, under the guidelines established by generally accepted accounting principles, we will not record a gain from the sale and any excess consideration received over the net book value of the net assets sold will be recorded as additional paid-in capital from IESA, our majority stockholder. As the Humongous development studio is a component of our publishing business, a portion of the goodwill, approximating $3.3 million, will be assigned to the net assets disposed upon the closing of this transaction. Furthermore, we will continue to distribute the remaining Humongous products under development through a new distribution agreement to be negotiated as part of this transaction. Management expects this transaction to close on or about August 31, 2005.
Payment of certain development liabilities via the issuance of common stock
     IESA has agreed to accept common stock in lieu of cash as payment for certain development costs. Currently, certain of IESA’s development studios are working on various development projects for us. In the second quarter of fiscal 2006, we expect to incur liabilities or owe amounts totaling approximately $4.6 million which we will pay using our common stock. We expect these shares to be issued during the second quarter of fiscal 2006. Management expects an agreement regarding this arrangement to close on or about August 31, 2005.
Settlement of certain liabilities via the issuance of common stock
     IESA has agreed to accept common stock in lieu of cash as payment for a settlement of certain liabilities owed by one of our foreign subsidiaries. These liabilities of approximately £0.9 million resulted from payments made by Atari UK, Ltd, a wholly-owned subsidiary of IESA, on behalf of GT Interactive UK Ltd, (“GT UK”) our now dormant wholly-owned subsidiary. These payments represented various legal and accounting fees and trade payables owed by GT UK incurred and accrued for as of March 31, 2000 in connection with the cessation of its operations. We expect this transaction to close on or about August 15, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some of the factors which could cause our results to differ materially include the following: the loss of key customers, such as Wal-Mart, Best Buy, Target, GameStop and Electronics Boutique; delays in product development and related product release schedules; inability to secure capital; loss of our credit facility; adapting to the rapidly changing industry technology, including new console technology; maintaining relationships with leading independent video game software developers; maintaining or acquiring licenses to intellectual property; fluctuations in the Company’s quarterly net revenues and results of operations based on the seasonality of our industry; and the termination or modification of our agreements with hardware manufacturers. Please see the “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2005 on file with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, we disclaim any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by certain third-party publishers with whom we have contracts (“Distribution Business”). As a distributor of video game software throughout the U.S., we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, Target, Best Buy, and GameStop accounted for approximately 38.7%, 17.6%, 9.8%, and 4.8%, respectively, of net revenues for the three months ended June 30, 2005.
Key Challenges
     Due to major shifts in product release dates and increased development investment for future product releases, our results of operations for the first quarter of fiscal 2006 were not in line with prior year or with management expectations. Our net revenues for the first quarter of fiscal 2006 were only 22.4% of those in the same quarter of fiscal 2005. Primarily because of this, we had a net loss of $32.8 million in the first quarter of fiscal 2006, compared with net income of $12.1 million in the same period of the prior year. For the remainder of the 2006 fiscal year, we expect to release significantly fewer titles than we have historically. This trend will continue during fiscal 2007. As a result, our revenue will not be in line with its historical levels. While we have taken, and continue to take, steps to reduce costs, it is unlikely that our cost reductions will fully compensate for the lower revenues.
     Because of the results for the first quarter and the projected results for the remainder of fiscal 2006, we obtained waivers and modifications of financial covenants in our principal credit agreement (Note 9). Management believes they will be able to meet these modified financial covenants, however, unless our results improve, we may have to seek additional waivers or modifications in the future.
     A new generation of game consoles is being introduced in late 2005 and early 2006. While we anticipate that these consoles will be able to play titles developed for the current generation, in order to remain fully competitive, we will have to develop or format titles for the new generation. That will require us to make significant expenditures. We will need new capital to be able to make those expenditures. While we anticipate obtaining some funding from IESA through sales of assets or shares to it, in order to provide liquidity through fiscal 2006, that funding probably will not be sufficient to meet our longer term needs. Therefore, we will have to seek additional capital, and it is possible we will not be able to obtain it.
     In recognition that IESA’s stockholding in Atari is IESA’s most critical investment, the Board of Directors of IESA has approved in principle a series of transactions which would improve our financial flexibility and augment our short-term liquidity as discussed below.
Pending Related Party Transactions Affecting Liquidity
  Sale of Humongous to Atari Interactive
     Atari Interactive has agreed in principle to buy, either directly or through a newly formed subsidiary, the intellectual property for $7.0 million and assume certain license liabilities of the Humongous Entertainment development studio. At the current sale price, we do not expect to record a loss as a result of this transaction. Furthermore, under the guidelines established by generally accepted accounting principles, we will not record a gain from the sale and any excess consideration received over the net book value of the net assets sold will be recorded as additional paid-in capital from IESA, our majority stockholder. As the Humongous development studio is a component of our publishing business, a portion of goodwill, approximating $3.3 million, will be assigned to the net assets disposed upon the closing of this transaction. Furthermore, we will continue to distribute the remaining Humongous products under development through a new distribution agreement to be negotiated as a part of this transaction. Management expects this transaction to close on or about August 31, 2005.
  Payment of certain development liabilities via the issuance of common stock
     IESA has agreed to accept common stock in lieu of cash as payment for certain development costs. Currently, certain of IESA’s development studios are working on various development projects for us. In the second quarter of fiscal 2006, we expect to incur liabilities or owe amounts totaling approximately $4.6 million which we will pay using our common stock. We expect these shares to be issued during the second quarter of fiscal 2006. Management expects an agreement regarding this arrangement to close on or about August 31, 2005.
  Settlement of certain liabilities via the issuance of common stock
     IESA has agreed to accept common stock in lieu of cash as payment for a settlement of certain liabilities owed by one of our foreign subsidiaries. These liabilities of approximately £0.9 million resulted from payments made by Atari UK, Ltd, a wholly-owned subsidiary of IESA, on behalf of GT Interactive UK Ltd, (“GT UK”) our now dormant wholly-owned subsidiary. These payments represented various legal and accounting fees and trade payables owed by GT UK incurred and accrued for as of March 31, 2000 in connection with the cessation of its operations. We expect this transaction to close on or about August 15, 2005.
Potential Related Party Transactions Affecting Liquidity
     Furthermore, on August 9, 2005, the Board of IESA agreed to a provision by IESA of additional capital to Atari sometime during the second quarter of fiscal 2006 in the form of cash and/or IESA stock, which Atari would resell. It is anticipated that such additional capital to be provided by IESA would approximate at least $12.0 million. The provision of such capital may be achieved through Atari’s sale to IESA or subsidiary(ies) of IESA of various assets and is currently being negotiated.
Industry
     Generally, the video game software industry has experienced an increased rate of change and complexity in the technological innovations of video game hardware and software. In addition to these technological innovations, there has been greater competition for shelf space and creative talent as well as increased buyer selectivity. As a result, the video game industry has become increasingly hit-driven, which has led to higher per game production budgets, longer and more complex development processes, and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development process, have increased the need for disciplined product development processes that limit costs and overruns. This, in turn, has increased the importance of leveraging the technologies, characters or storylines of existing hit titles into additional video game software franchises in order to spread development costs among multiple products. We expect these trends to continue and our operating results will be impacted by our ability to keep pace with technological developments and to timely produce high quality products.
Company Reorganization
     Historically, our sales growth and profitability have not been at the same level as our more successful competitors. During the fourth quarter of fiscal 2005, we announced that as part of an overall strategic plan, we would implement structural, financial, and creative restructuring initiatives with the goal of improving profitability and competitive position. Specifically, we and our majority stockholder are considering ways to simplify our corporate structure. The following are key steps that management has taken as of June 30, 2005:
•	Restructuring
     During the first quarter of fiscal 2006, following the guidance established under Financial Accounting Standards Board (“FASB”) Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded restructuring expenses of $2.2 million, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. The costs include severance and retention expenses, expenses associated with the modification of stock option agreements for terminated executives, and other miscellaneous transition costs. Additionally, during the three months ended June 30, 2005, in accordance with FASB Statement No. 146, we recorded the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly office. The net costs were approximately $0.4 million, which is included in restructuring expense. We expect to incur an additional $3.0 million to $6.0 million in order to complete management’s restructuring plan. We will incur these costs through early fiscal 2007.
•	Discontinued Operations
     In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of our Humongous Entertainment development studio and its operations. This is expected to occur in the twelve months following the end of fiscal 2005. The assets and liabilities of Humongous are presented separately on our

Consolidated Balance Sheets; additionally, its results of operations for the periods presented are disclosed as discontinued operations on the face of the Consolidated Statements of Operations and Comprehensive Income (Loss). A summary of the net revenues and loss from discontinued operations of Humongous Entertainment for the periods presented is as follows (in thousands):

	Three Months
	Ended
	June 30,
	2004	2005
Net revenues	$2,172	$262
Loss from discontinued operations	$(2,018)	$(2,322)
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
     For the three months ended June 30, 2004 and 2005, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $23.0 million and $9.1 million, respectively. As of March 31, 2005 and June 30, 2005, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $24.3 million and $21.1 million, respectively.
Inventories
     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended June 30, 2004 and 2005, we recorded obsolescence expense of approximately $0.5 million and $0.8 million, respectively. As of March 31, 2005 and June 30, 2005, the aggregate reserve against inventories was approximately $2.4 million in both periods.
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
Licenses
     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation for performance remains with the third party. If significant obligations remain, the asset is capitalized when due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales. Management evaluates the carrying value of these capitalized licenses and records an impairment charge (as research and product development expense) in the period management determines that such capitalized amounts are not expected to be realized.

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
     As of June 30, 2005, we have combined net operating loss carryforwards of approximately $510.2 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2025. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
Related Party Transactions
     We are involved in numerous related party transactions with IESA and its subsidiaries. These related party transactions include, but are not limited to, the purchase and sale of product, game development, administrative and support services and distribution agreements. See Note 7 and the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2005 for details.
Results of operations
Three months ended June 30, 2005 (unaudited) versus the three months ended June 30, 2004 (unaudited)
Consolidated Statement of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	June 30,	Revenues	June 30,	Revenues	Favorable/
	2004	2004	2005	2005	(Unfavorable)

Net revenues	$108,124	100.0%	$24,199	100.0%	$(83,925)
Cost of goods sold	50,864	47.0%	18,417	76.1%	32,447

Gross profit	57,260	53.0%	5,782	23.9%	(51,478)
Research and product development	15,511	14.3%	16,786	69.4%	(1,275)
Selling and distribution expenses	16,707	15.5%	7,002	28.9%	9,705
General and administrative expenses	7,515	7.0%	7,944	32.9%	(429)
Restructuring expenses	—	0.0%	2,177	9.0%	(2,177)
Depreciation and amortization	2,688	2.5%	2,329	9.6%	359

Operating income (loss)	14,839	13.7%	(30,456)	(125.9)%	(45,295)
Interest expense, net	(174)	(0.1)%	(48)	(0.1)%	126
Other income	18	0.0%	9	0.0%	(10)

Income (loss) before provision for income taxes	14,683	13.6%	(30,495)	(126.0)%	(45,178)
Provision for income taxes	609	0.6%	—	0.0%	609

Income (loss) from continuing operations	14,074	13.0%	(30,495)	(126.0)%	(44,569)
(Loss) from discontinued operations of Humongous Entertainment	(2,018)	(1.8)%	(2,322)	(9.6)%	(304)

Net income (loss)	$12,056	11.2%	$(32,817)	(135.6)%	$(44,873)

Net Revenues
Net Revenues by Segment (in thousands):

	Three Months
	Ended
	June 30,		Favorable/
	2004	2005	(Unfavorable)

Publishing	$97,491	$12,759	$(84,732)
Distribution	10,633	11,440	807

Total	$108,124	$24,199	$(83,925)

     Net revenues for the three months ended June 30, 2005 decreased approximately $83.9 million or 77.6% from $108.1 million to $24.2 million.
•	There were no major new releases during the three months ended June 30, 2005, the primary reason for the significant shrink in revenues. We expect this trend to continue through the second quarter due to product release shifts as part of our increased focus on product quality. Publishing net revenues for the period included new releases Roller Coaster Tycoon 3: Soaked! and Boiling Point, as well as replenishment sales for various Dragon Ball Z titles and Roller Coaster Tycoon titles launched in prior periods. In the prior comparable period, we recorded strong sales as we had several major releases led by DRIV3R, which generated net U.S. revenues of $33.1 million on nearly 1.2 million units shipped. Other new releases in the prior quarter included Transformers (PlayStation 2), Shadow Ops: Red Mercury (Xbox), Duel Masters: Sempai Legends (Game Boy Advance), and Dragon Ball Z: Super Sonic Warriors (Game Boy Advance), which produced net U.S. revenues aggregating approximately $18.6 million.

•	Publishing net revenues for the three months ended June 30, 2005 include virtually no international royalty income due to the lack of new releases during the quarter and higher than expected international product returns. Publishing net revenue during the three months ended June 30, 2004 included international royalties of $14.8 million earned on IESA’s international sales of our titles. These royalties included income of $13.4 million on approximately 1.5 million units from international sales of DRIV3R, released internationally on June 22, 2004.

•	During the three months ended June 30, 2004, we recognized deferred revenue of approximately $4.0 million related to the release of DRIV3R on Xbox paid by Microsoft. No such revenues were recorded in the current period.

•	The overall average sales price (“ASP”) of the publishing business has decreased by 30.9% over the prior year from $22.15 to $15.30 due to a significant shift in platform mix toward a higher percentage mix of PC sales. The current year to date mix consisted of 39.5% console product and 60.5% PC product. The prior year’s mix consisted of 84.8% console product and 15.2% PC product.

•	Total distribution net revenues for the three months ended June 30, 2005 increased approximately $0.8 million or 7.6% from the comparable 2004 period due to more new titles launched in the current period by the third parties for whom we distribute.

Gross Profit
Platform mix for the three months ended June 30, 2004 and 2005 is summarized below:

	Publishing Platform Mix
	2004	2005

PC	15.2%	60.5%
PlayStation 2	46.8%	17.8%
Game Cube	1.9%	10.3%
Xbox	23.0%	5.7%
Game Boy Advance	11.7%	4.7%
Nintendo DS	0.0%	0.6%
PlayStation	1.3%	0.4%
Game Boy Color	0.1%	0.0%

Total	100.0%	100.0%
     Gross profit decreased to $5.8 million for the three months ended June 30, 2005 from $57.3 million in the comparable 2004 period primarily from decreased sales volume and reduced international royalty income. Gross profit as a percentage of net revenues decreased from 53.0% for the three months ended June 30, 2004 to 23.9% in the comparable 2005 period. The decrease is due to the following:
•	higher distribution net revenues (on which we incur higher costs) as a percentage of total net revenues, which increased from 9.8% for the three months ended June 30, 2004 to 47.3% for the three months ended June 30, 2005, and

•	the prior period’s benefit of a significant amount of international royalty income, which has a lower associated royalty expense, compared with the current period’s margin reflecting a nominal amount of international royalty income.
Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers on products that are currently in development and billings from related party developers. These expenses for the three months ended June 30, 2005 increased approximately $1.3 million, or 8.4%, to $16.8 million (69.4% of net revenues) from $15.5 million (14.3% of net revenues) in the comparable 2004 period due to:
•	higher costs for current titles in development related to our focus on product quality,

•	increased spending for certain projects currently in development at our related party development studios due to our plan to improve product quality, offset by

•	savings in salary and other related expenses, including bonus expense, due to reduced headcount and open positions resulting from management’s restructuring plan.
For the three months ended June 30, 2004, internal research and product development costs represented 48.2% of total research and product development costs. For the three months ended June 30, 2005, internal research and product development costs represented 43.7% of total research and product development costs.
Selling and Distribution Expenses
     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended June 30, 2005, selling and distribution expenses decreased approximately $9.7 million, or 58.1%, to $7.0 million (28.9% of net revenues) from $16.7 million (15.5% of net revenues) in the comparable 2004 period due to:
•	a significant savings in the current period on advertising ($2.8 million in the current period as compared to $10.1 million in the prior period) due to fewer new titles released and stricter rationalization of advertising funds,

•	lower variable distribution costs, including freight, shipping and handling, on lower sales,

•	savings in salaries and related overhead costs due to reduced headcount and open positions resulting from management’s restructuring plan,

•	bonus expense of $0.4 million in the prior period versus a nominal expense in the current period, and

•	reduced inventory warehousing costs due to increased inventory turn (5.5 in the first quarter of fiscal 2005 versus 6.0 in the first quarter of fiscal 2006) and a reduced number of active titles.
General and Administrative Expenses
     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended June 30, 2005, general and administrative expenses increased approximately $0.4 million, or 5.3%, to $7.9 million (32.9% of net revenues) from $7.5 million (7.0% of net revenues) in the comparable 2004 period due to:
•	the inclusion in the prior year of a $0.9 million translation gain from the liquidation of a dormant foreign subsidiary and

•	an increase of $0.4 million in professional fees including audit, legal, and Sarbanes-Oxley compliance fees, offset by

•	a reduction in bonus expense ($0.7 million in the prior period compared with $0.1 million in the current period).
Restructuring Expenses
     In the fourth quarter of fiscal 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. The costs associated with these closures incurred in the three months ended June 30, 2005 were $2.2 million. The costs are comprised of $1.3 million of severance and retention costs, $0.3 million of costs related to the modification of stock options for terminated executives, $0.4 million of lease related costs, and $0.2 million of miscellaneous expenses related to the transition. No such expenses were incurred in the comparable prior period.
Depreciation and Amortization
     Depreciation and amortization for three months ended June 30, 2005 decreased by $0.4 million, or 14.8%, to $2.3 million from $2.7 million in the comparable 2004 period due primarily to assets becoming fully depreciated during the quarter, partially offset by the commencement of depreciation for new assets placed into service.
Interest Expense, net
     Interest expense, net, decreased to a nominal amount for the three months ended June 30, 2005 from $0.2 million in the comparable 2004 period due to a decrease in credit facility interest expense.
Provision for Income Taxes
     No provision was recorded in the first quarter of fiscal 2006 due to the taxable loss sustained during the period, compared to the fiscal 2005 period in which we recorded federal and state alternative minimum tax provisions of approximately $0.3 million and regular provisions for state taxes of approximately $0.3 million.
(Loss) from Discontinued Operations of Humongous Entertainment
     Loss from discontinued operations of Humongous Entertainment increased by $0.3 million from $2.0 million for the three months ended June 30, 2004 to $2.3 million for the three months ended June 30, 2005. The increase is attributable to a drop off in net revenues of approximately $1.9 million and severance costs of $0.5 million, offset by savings of approximately $0.7 million in costs of goods sold due to reduced sales volume, and decreased spend on advertising, research and product development, and distribution costs of approximately $1.4 million.

Liquidity and Capital Resources
Overview
     Due to major shifts in product release dates and increased development investment for future product releases, in the first quarter of fiscal 2006, we did not meet the financial covenants in our HSBC revolving credit facility. We have secured a waiver of those covenants for the first quarter and have executed an amendment, reducing the financial thresholds for the remaining quarters of fiscal 2006. Although the amended covenants are in line with current projections, we cannot guarantee that we will meet those covenants or that if we do not meet the covenants that we will be able to obtain further waivers or amendments. In the event we cannot secure waivers or amendments, the HSBC revolving credit facility may no longer be available for use. If so, management is prepared to take significant actions, which include the sale of major assets, a reduction in our expenditures for internal and external new product development, and further reduction in overhead expense. These actions, should they become necessary, will result in a significant reduction in the size of our operations.
     As of June 30, 2005, assuming continued maintenance of the HSBC revolving credit facility, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of certain intellectual property rights for future products.
     However, historically, our sales growth and profitability have not been at the same level as our more successful competitors. In addition, we have considerably less product slated for release for the remainder of fiscal 2006 period and fiscal 2007. In order for management to continue to compete directly with these competitors, maintain and/or increase our net revenues, and complete the redirection of the focus of our product portfolio, we will need to make significant investment in the expansion of our product development efforts. This investment is critical in order to maintain and grow our business, keep up to date with changing technology (including new hardware platforms scheduled to be introduced in late 2005 and in 2006), attract premier development partners, and secure profitable intellectual properties. In order to maintain and grow our business, we will need to raise significant capital. However, we cannot guarantee that this capital will be raised or that we will be successful in our strategic initiatives. We have discussed capital raising initiatives, including timing, structure, and the further sale of assets, with our majority stockholder.
     At its July 28, 2005 meeting, our Board of Directors approved in principle certain transactions between us and IESA and/or one or more of its subsidiaries which will improve our financial flexibility and augment our short term liquidity. The Board of Directors of IESA has approved these transaction and we are negotiating the final terms (see Note 13).
Cash Flows
(in thousands)

	March 31,	June 30,
	2005	2005

Cash	$10,433	$5,846
Working Capital	$35,651	$3,889

	Three Months Ended
	June 30,
	2004	2005

Cash used in operating activities	$(17,455)	$(3,697)
Cash used in investing activities	(555)	(844)
Cash provided by (used in) financing activities	9,654	(10)
Effect of exchange rates on cash	(14)	(36)

Net decrease in cash	$(8,370)	$(4,587)

     During the three months ended June 30, 2005, the net loss of $32.8 million and increased payments of trade payables and royalties payable were offset by collections of outstanding trade receivables from releases in late fiscal 2005. This activity resulted in cash usage from continuing operations of $1.9 million. This usage is further compounded by $1.8 million cash usage funding our discontinued operations.
     During the three months ended June 30, 2004 and 2005, investing activities consisted mainly of the purchase of fixed assets.
     During the three months ended June 30, 2005, our financing activities saw a nominal cash usage, compared with the comparable prior period in which financing activities provided for cash of $9.7 million in borrowings against the GECC senior credit facility principally to finance trade receivables related to the release of DRIV3R late in the June 2004 quarter (the facility expired in May 2005).
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
     Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our receivables as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” as noted in our Annual Report on Form 10-K for the year ended March 31, 2005.
     We are also party to various litigation arising in the course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.
Credit Facilities
     HSBC Loan and Security Agreement
     On May 13, 2005 (last amended August 9, 2005), we obtained a one year $50.0 million revolving credit facility with HSBC, pursuant to a Loan and Security Agreement, to fund our working capital and general corporate needs. Loans under the revolving credit facility are determined based on percentages of our eligible receivables and eligible inventory for certain seasonal peak periods. The revolving credit facility bears interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We are required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million. The revolving credit facility contains certain financial covenants that require us to maintain enumerated EBITDA, tangible net worth, and working capital minimums. In addition, amounts outstanding under the revolving credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment and excluding certain non-U.S. assets. As of August 8, 2005, we have borrowed approximately $7.0 million and we expect to continue to borrow under this facility through out the second quarter to help fund operations and to prepare ourselves for the upcoming holiday season.
     As of June 30, 2005, we did not meet the financial covenants in our HSBC revolving credit facility. We have secured a waiver of those covenants for the first quarter and have executed an amendment, reducing the financial thresholds for the remaining quarters of fiscal 2006. Management believes they will be able to meet the modified financial covenants, however, we can not guarantee that we will meet the revised covenants going-forward. If we do not meet those financial covenants, we cannot guarantee that we will be able to obtain necessary waivers or amendments. In the event we cannot secure waivers or amendments, the HSBC revolving credit facility may no longer be available for use, which would negatively impact our operating results. Management is prepared to take significant actions to compensate for the loss of the credit facility, which include the sale of major assets, a reduction in our expenditures for internal and external new product development, and further reduction in overhead expense. These actions, should they become necessary, will result in a significant reduction in the size of our operations.
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
Contractual Obligations
     As of June 30, 2005, royalty and license advance obligations, milestone payments, and future minimum lease obligations under non-cancelable operating and capital leases are summarized as follows (in thousands):

	Contractual Obligations
	Payments Due by Period
	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Royalty and license advances (1)	$1,058	$907	$—	$—	$1,965
Milestone payments (2)	15,800	7,425	—	—	23,225
Operating lease obligations (3)	5,557	6,040	1,400	117	13,114
Capital lease obligations (4)	190	190	—	—	380

Total	$22,605	$14,562	$1,400	$117	$38,684

(1)	We have committed to pay advance payments under certain royalty and license agreements. Most of the payments of these obligations are not dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from fiscal 2006 through fiscal 2013. These are future minimum annual rental payments required under the leases, including a related party sub-lease with Atari Interactive.

(4)	We entered into several capital leases for computer equipment beginning in the third quarter of fiscal 2005. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term.
IESA Liquidity
     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and Mexico, and for which we pay royalties to IESA. Both IESA and Atari Interactive, through the ownership of intellectual property or through the development of products, are material sources of products which we market in the United States and Canada. During fiscal 2005, Atari Interactive was the source of approximately 38% of our net revenue and we generated approximately 5% of our net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions. For the three months ended June 30, 2005, Atari Interactive was the source of approximately 37% of our net revenues and we generated a nominal amount of net revenues from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.
     As of the date of this report, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is limited.

     There can be no assurance that IESA will complete sufficient actions to assure its future financial stability. If IESA is unable to complete its action plan, address its liquidity problems, and fund its working capital needs, IESA would likely be unable to fund its subsidiaries’ video game development operations, including that of Atari Interactive and us. Therefore, our results of operations could be materially impaired, as any delay or cessation in product development could materially decrease our revenue from the distribution of products. In addition, based on the proposed transactions between us and IESA that are disclosed in this filing, if IESA fails to complete such transactions this will negatively affect our results of operations and our liquidity. If our results of operations are materially impaired, this could result in a breach of one or more of the covenants contained in our revolving credit facility with HSBC.
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
     Not withstanding the foregoing, IESA has represented to Atari’s management that they will fund transactions between us, as discussed above, through a variety of means, including additional funding, capital contribution, modification of the terms of existing indebtedness and related party licensing arrangements, and the sale of IESA stock and/or assets for cash. It is our understanding that IESA’s current financial position would not prohibit IESA’s ability to consummate any such transactions.
     Additionally, though Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns a majority of our stock, potential investors and current and potential business/trade partners may view IESA’s financial situation with its creditors as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues with its creditors, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital. IESA continues to focus on ways to address and improve its financial situation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, restructuring reserve royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented a nominal amount of our revenue for the three months ended June 30, 2005. We also pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of June 30, 2005, foreign subsidiaries represented 0.0% and 1.7% of consolidated net revenues and total assets, respectively. We also recorded approximately $2.7 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     During the three months ended June 30, 2005, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters in which there were material developments during the quarter. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
     On June 27, 2005, the Court entered judgment in favor of the Company and the other defendants and dismissed the cross-claims without prejudice.

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC
     On May 17, 2004, we and Atari Interactive together with Hasbro filed a complaint against Games, Inc., its CEO, Ach, and Chicago West Pullman LLC in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games, Inc.’s and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that we granted to Games, Inc. for the development and publication of certain games in a specified online format expired by its terms when Games, Inc. failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games, Inc. dated December 31, 2003, as amended. The plaintiffs allege that Games, Inc.’s failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from us to Games, Inc. and constituted a breach of contract and that Chicago West Pullman LLC’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games, Inc. nevertheless continued to use plaintiffs’ intellectual property. On May 18, 2004, the Court granted a temporary restraining order against Games, Inc. and Ach and scheduled a preliminary injunction hearing for May 28, 2004, which was postponed until June 11, 2004. Prior to that hearing, Games, Inc. agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case.
     On June 16, 2004, Games, Inc. served its Answer and Counterclaim to the Complaint. In its counterclaim, Games, Inc. alleges that plaintiffs breached the Asset Purchase, License and Assignment Agreement and a Settlement Agreement dated March 31, 2004 by, inter alia, licensing other web sites to use on-line play of certain Atari and Hasbro games that Games, Inc. claimed were part of its exclusive license under the Agreement.
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
     Ach filed a motion for reconsideration concerning the Court’s ruling that the judgment would run directly against Ach, and Atari requested that the Court issue a permanent injunction and clarify certain aspects of the judgment. On May 27, 2005, the Court issued an order denying Ach’s motion for reconsideration and confirming its earlier ruling that the judgment would run against Ach personally. The Court also clarified that after December 29, 2005, Atari is entitled to an additional $1 million, representing the cash redemption value of the last 10,000 shares of Games, Inc. stock. The Court also issued a permanent injunction barring Games, Inc. from “selling or distributing any product that contains the intellectual property” that is the subject of the asset purchase agreement. The remaining elements of the original judgment remained in place.
     On June 29, 2005, the Clerk of the District Court entered an amended judgment, stating that Atari was entitled to the following damages: (1) immediate payment of $3,104,108, plus interest at the annual rate of 9% from April 30, 2004, (2) immediate redemption of the initial 10,250 shares for $1.025 million, plus interest at the annual rate of 9% from April 30, 2004, (3) immediate redemption of 10,000 additional shares for $1 million, (4) the $50,000 bond that plaintiffs posted on May 19, 2004 to secure a temporary restraining order in this case is exonerated, (5) redemption of the remaining 10,000 shares at any time after December 29, 2005 at a price of $100 per share, for a total of $1 million, (6) plaintiffs collectively are entitled to recoup their $150 filing fee, (7) this judgment runs directly against Games, but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach, (8) the preliminary injunction is lifted, and (9) defendant Games, Inc. is enjoined from selling or distributing any product that contains the intellectual property it licensed in its contract with Atari, Inc.
     On June 30, 2005, defendants filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.
     On July 6, 2005, defendants filed a motion for a stay of enforcement of amended judgment pending resolution of appeal. On July 13, 2005, the Court of Appeals granted a temporary stay of execution and ordered defendants to post a supersedeas bond in the amount of $1 million to be posted on or before July 20, 2005 for the stay to continue. On July 19,

2005, plaintiffs filed their opposition to defendants’ motion. On July 26, defendants filed a Letter of Credit issued to Atari, Inc. as beneficiary.
     On August 2, 2005, the Court of Appeals heard oral argument on defendants’ motion for a stay. On August 3, 2005, the Court of Appeals denied defendants’ motion for a stay, holding that defendants did not show a substantial likelihood of success on appeal or that they would suffer irreparable injury if a stay was not issued. On August 4, 2005, the Court of Appeals set a schedule for defendants’ appeal.
Codemasters, Inc. v. Atari, Inc.
     On January 13, 2005, we were served with a Complaint filed by Codemasters against us in New York Supreme Court, County of New York. The causes of action arise out of contractual disputes regarding payments owed by each party to the other. Codemasters’ causes of action include breach of contract, failure to respond to submitted statements of account and unjust enrichment. Codemasters is seeking relief in the amount of approximately $0.9 million and such other relief as may be just and proper, including interests, costs associated with the suit. In February 2005, we answered the Complaint and also served Counterclaims. The parties settled the matter on May 5, 2005. Pursuant to the Settlement Agreement, we paid Codemasters approximately $0.3 million.
Item 5. Other Information
     On August 9, 2005, HSBC Business Credit (USA) Inc. and we entered into a First Amendment of the Loan and Security Agreement between us dated May 13, 2005 (the “First Amendment”). The First Amendment modified financial covenants with regard to the remaining quarters of fiscal 2006. It also waived failures to be in compliance with those covenants at June 30, 2005. Finally, it added covenants regarding (a) continued employment of, or an acceptable replacement for, our chief financial officer, (b) completion on or about August 31, 2005, of the sale of our Humongous Entertainment studio to a subsidiary of IESA for $7.0 million, and (c) IESA’s providing us on or about September 15, 2005, through our sale of assets to IESA, capital contributions, modifications of license arrangements or otherwise (but not as intercompany debt) the amount of $12.0 million, if needed as reasonably determined by HSBC based upon our current projections.
Item 6. Exhibits

(a)	Exhibits ++

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement filed pursuant to Item 6(a) of Form 10-Q.

++	Certain schedules and exhibits to the documents listed in this index are not being filed herewith or have not been previously filed because we believe that the information contained therein is not material. Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.
By:	/s/ Diane Price Baker
Diane Price Baker
Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 9, 2005

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.