Form 10-K/A
period 2005-03-31
ATARI INC
filed 2005-10-18
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Documents Incorporated by Reference
     Portions of Registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, originally filed on June 14, 2005 (the “Original Filing”). The Registrant is filing a new consent of Deloitte & Touche LLP for incorporation by reference of the audit report in registration statements (Exhibit 23.1) to include registration statements that were inadvertently omitted. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment currently dated management certifications.
     The Original Filing as amended hereby continues to speak as of the date of the Original Filing and the disclosures have not been updated to speak to any later date. Any items in the Original Filing that are not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this Amendment No. 1 and the Original Filing is subject to updating and supplementing as provided in our subsequent periodic reports filed with the Securities and Exchange Commission.

SIGNATURES
EXHIBIT INDEX
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

Name: Bruno Bonnell
Title: Chief Executive Officer
Date: October 18, 2005

EXHIBIT INDEX
Exhibits

23.1	Consent of Deloitte & Touche LLP.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.