Form 10-Q
period 2005-09-30
ATARI INC
filed 2005-11-09
CIK 1002607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2005, there were 134,748,670 of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of March 31, 2005 and September 30, 2005 (unaudited)	3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended September 30, 2004 (unaudited) and 2005 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2004 (unaudited) and 2005 (unaudited)	5

Consolidated Statements of Stockholders’ Equity for the Year Ended March 31, 2005 and Six Months Ended September 30, 2005 (unaudited)	7

Notes to the Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 6. Exhibits	46

Signature	48
EX-10.1: FIRST AMENDMENT TO LOAN AND SECURITY AGREEMENT
EX-10.2: AGREEMENT FOR PURCHASE AND SALE OF ASSETS
EX-10.3: STOCK TRANSFER AGREEMENT
EX-10.4: LIQUIDITY AGREEMENT
EX-10.5: DISTRIBUTION AGREEMENT
EX-10.6 AMENDMENT NO. 1 TRADEMARK LICENSE AGREEMENT
EX-10.7: AGREEMENT REGARDING ISSUANCE OF SHARES
EX-10.8: SETTLEMENT OF INDEBTEDNESS AGREEMENT
EX-10.9: FORM OF SECURITIES PURCHASE AGREEMENT
EX-10.10: 2005 STOCK INCENTIVE PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: FIRST AMENDMENT TO CONFIDENTIAL LICENSE AGREEMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2005	2005
		(unaudited)
ASSETS
Current assets:
Cash	$10,433	$2,457
Receivables, net	42,179	16,014
Inventories, net	25,209	34,171
Income taxes receivable	1,533	78
Due from related parties (Note 7)	248	4,019
Prepaid expenses and other current assets	20,996	17,762
Assets of discontinued operations (Note 10)	3,555	176

Total current assets	104,153	74,677
Property and equipment, net	8,289	7,306
Goodwill	70,224	66,398
Other intangible assets, net of accumulated amortization of $1,969 and $2,306, at March 31, 2005 and September 30, 2005, respectively	731	394
Other assets	6,642	5,889

Total assets	$190,039	$154,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,756	$34,749
Accrued liabilities	16,614	18,787
Restructuring reserve	1,885	1,550
Royalties payable	13,641	7,205
Income taxes payable	500	204
Due to related parties (Note 7)	5,421	6,652
Liabilities of discontinued operations (Note 10)	2,685	761

Total current liabilities	68,502	69,908
Deferred income	478	440
Other long-term liabilities	392	266

Total liabilities	69,372	70,614

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,296 and 134,749 shares issued and outstanding at March 31, 2005 and September 30, 2005, respectively	1,213	1,347
Additional paid-in capital	736,790	758,048
Accumulated deficit	(619,744)	(677,772)
Accumulated other comprehensive income	2,408	2,427

Total stockholders’ equity	120,667	84,050

Total liabilities and stockholders’ equity	$190,039	$154,664

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$67,984	$38,402	$176,108	$62,601
Cost of goods sold	39,424	22,638	90,288	41,055

Gross profit	28,560	15,764	85,820	21,546
Research and product development	16,991	19,445	32,503	36,231
Selling and distribution expenses	15,046	7,855	31,752	14,857
General and administrative expenses	9,708	8,221	17,224	16,164
Restructuring expenses	—	1,524	—	3,701
Depreciation and amortization	2,533	2,259	5,220	4,589

Operating (loss)	(15,718)	(23,540)	(879)	(53,996)
Interest expense, net	(527)	(297)	(701)	(345)
Other income (expense)	14	(245)	33	(236)

(Loss) before (benefit from) provision for income taxes	(16,231)	(24,082)	(1,547)	(54,577)
(Benefit from) provision for income taxes	(228)	(283)	382	(283)

(Loss) from continuing operations	(16,003)	(23,799)	(1,929)	(54,294)
(Loss) from discontinued operations of Humongous Entertainment (Note 10)	(888)	(1,412)	(2,906)	(3,734)

Net (loss)	$(16,891)	$(25,211)	$(4,835)	$(58,028)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(0.13)	$(0.19)	$(0.02)	$(0.44)
(Loss) from discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)

Net (loss)	$(0.14)	$(0.20)	$(0.04)	$(0.47)

Basic and diluted weighted average shares outstanding	121,277	123,773	121,263	122,543

Net (loss)	$(16,891)	$(25,211)	$(4,835)	$(58,028)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10)	(47)	(6)	19
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	(859)	—

Comprehensive (loss)	$(16,901)	$(25,258)	$(5,700)	$(58,009)

See Note 7 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended
	September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,835)	$(58,028)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss from discontinued operations of Humongous Entertainment	2,906	3,734
Non-cash restructuring charges	—	701
Loss on sale of IESA shares	—	239
Depreciation and amortization	5,220	4,589
Recognition of deferred income	(2,068)	(38)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	(859)	—
Accrued interest	334	32
Amortization of deferred financing fees	411	282
Write-off of property and equipment	200	11
Changes in operating assets and liabilities:
Receivables, net	(6,142)	26,157
Inventories, net	5,276	(8,745)
Due from related parties	(12,573)	(3,445)
Due to related parties	(1,016)	9,014
Prepaid expenses and other current assets	333	1,305
Accounts payable	1,131	7,040
Accrued liabilities	4,237	(226)
Royalties payable	(791)	(4,710)
Restructuring reserve	—	(388)
Income taxes payable	150	(284)
Income taxes receivable	908	1,453
Short-term and long-term deferred income	—	68
Other long-term liabilities	(79)	(13)
Other assets	523	724

Net cash used in continuing operations	(6,734)	(20,528)
Net cash used in discontinued operations	(2,039)	(2,997)

Net cash used in operating activities	(8,773)	(23,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of IESA shares	—	10,051
Purchases of property and equipment	(1,219)	(1,753)
Repayment of short-term notes receivable to related parties	1,317	—
Proceeds from sale of property and equipment	21	—

Net cash provided by continuing operations	119	8,298
Net cash used in discontinued operations	(14)	(5)

Net cash provided by investing activities	105	8,293

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	7,268
Proceeds from exercise of stock options	54	115
(Payments) under capitalized lease obligation	—	(90)

Net cash provided by financing activities	54	7,293
Effect of exchange rates on cash	(8)	(37)

Net decrease in cash	(8,622)	(7,976)
Cash — beginning of fiscal period	9,607	10,433

Cash — end of fiscal period	$985	$2,457

	Six Months
	Ended
	September 30,
	2004	2005
SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Receipt of IESA stock for prepayment of Humongous, Inc. inventory and other costs	—	1,972
Issuance of 1,557,668 shares of common stock in lieu of partial royalty payment	—	2,113
Cash paid for interest	279	125
Income tax refunds	731	1,403

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Sale of Humongous Entertainment in exchange for shares of IESA stock	—	8,318

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 6,145,051 shares of common stock in lieu of payment of net related party payables	—	7,988
The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2004	121,231	$1,212	$735,964	$(625,436)	$3,323	$115,063
Net income	—	—	—	5,692	—	5,692
Foreign currency translation adjustment	—	—	—	—	(56)	(56)
Cashless exercise of warrants	44	1	(1)	—	—	—
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)	(859)
Exercise of stock options	21	—	44	—	—	44
Issuance of stock options to related party	—	—	48	—	—	48
Modification of stock options	—	—	735	—	—	735

Balance, March 31, 2005	121,296	1,213	736,790	(619,744)	2,408	120,667
Net (loss)	—	—	—	(58,028)	—	(58,028)
Foreign currency translation adjustment	—	—	—	—	19	19
Exercise of stock options	47	—	116	—	—	116
Modification of stock options	—	—	404	—	—	404
Issuance of common stock in lieu of partial royalty payment	1,558	16	2,097	—	—	2,113
Sale of Humongous Entertainment	—	—	3,503	—	—	3,503
Issuance of common stock in lieu of payment of net related party payables (Note 7)	6,145	61	7,927	—	—	7,988
Issuance of common stock	5,703	57	7,211	—	—	7,268

Balance, September 30, 2005 (unaudited)	134,749	$1,347	$758,048	$(677,772)	$2,427	$84,050

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
          Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At September 30, 2005, IESA owns approximately 51% of us directly and through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”) and its majority-owned subsidiary Atari Interactive, Inc. (“Atari Interactive”).
     Key Challenges
          Due to major shifts in product release dates and increased development investment for future product releases, our results of operations for the first two quarters of fiscal 2006 were not in line with prior year results or with management’s expectations. Our net revenues for the first two quarters of fiscal 2006 were only 35.5% of those in the same period of fiscal 2005. Primarily because of this, we had a net loss of $58.0 million in the first two quarters of fiscal 2006, compared with a net loss of $4.8 million in the same period of the prior year. For the remainder of the 2006 fiscal year, we expect to release significantly fewer titles than we have historically. As a result, our revenue will not be in line with its historical levels. Furthermore, although we have taken, and continue to take, steps to reduce costs, it is unlikely that our cost reductions will fully compensate for the lower revenues.
          A new generation of game consoles is being introduced in late 2005 and early 2006. While we anticipate that these consoles will be able to play titles developed for the current generation, in order to remain fully competitive, we will develop or format titles for the new generation. This effort will require us to make significant expenditures. We will need new capital to be able to make these expenditures. While we anticipate obtaining some funding from IESA through sales of assets or shares, in order to provide liquidity through fiscal 2006, that funding probably will not be sufficient to meet our longer term needs. Therefore, we will have to seek additional capital, and it is possible we will not be able to obtain it.
          To date in fiscal 2006, we have completed several transactions which improved our financial position. These transactions are as follows:
•	Sale of Humongous Entertainment – On August 22, 2005, we sold the Humongous Business (“Humongous”) to IESA in exchange for 4,720,771 of their shares valued at $8.3 million. See Note 10 for further details.

•	Issuance of common stock as settlement of certain net related party balances – In September 2005, we entered into two transactions with our majority stockholder, IESA, to settle certain outstanding net related party balances totaling $8.0 million through the issuance of an aggregate of 6,145,051 shares of our common stock. See Note 7 for further details.

•	Sale of common stock to third party investors – On September 15, 2005, we entered into a Securities Purchase Agreement, with each of Sark Master Fund Ltd (“SARK Fund”) and CCM Master Qualified Fund, Ltd., a current shareholder (“CCM Fund”), to issue them an aggregate of 5,702,590 shares of our common stock in private placement transactions. The shares were sold for cash at $1.30 per share for an aggregate offering price of $7.4 million. In connection with the sale, we paid a placement agent fee of approximately $0.1 million.
          We anticipate, for the remainder of fiscal 2006, entering into additional transactions with IESA to further improve our financial flexibility and augment our short-term liquidity. We are currently contemplating the sale of some intellectual property, as well as an aggressive licensing program.
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
          Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and product development expenses. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization, when appropriate, over each product’s life cycle. Should management change its method of accounting for product development costs, such change will be implemented prospectively. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.

     Licenses
          Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales. Management evaluates the carrying value of these capitalized licenses and records an impairment charge (as research and product development expense) in the period management determines that such capitalized amounts are not expected to be realized.
     Goodwill and Other Intangible Assets
          Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”, eliminated goodwill amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Intangible assets with finite lives are amortized over their useful lives. As of March 31, 2005, our annual fair-value based assessment did not result in any impairment of goodwill or intangibles. As of September 30, 2005, we do not believe that there are any indications of impairment of goodwill or intangibles. However, future changes in the facts and circumstances relating to our goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods. A portion of goodwill relating to our publishing business was allocated to Humongous as part of the sale transaction, which reduced the amount on the balance sheet by $3.8 million (Note 10).
          Other intangible assets approximate $0.7 million and $0.4 million, net of accumulated amortization of $2.0 million and $2.3 million at March 31, 2005 and September 30, 2005, respectively.
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
     Net (Loss) Per Share
          Basic net (loss) per share is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans, including stock options and warrants, using the treasury stock method. The following is a reconciliation of basic and diluted net (loss) per share (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Basic and diluted earnings per share calculation:

(Loss) from continuing operations	$(16,003)	$(23,799)	$(1,929)	$(54,294)
(Loss) from discontinued operations of Humongous Entertainment	(888)	(1,412)	(2,906)	(3,734)

Net (loss)	$(16,891)	$(25,211)	$(4,835)	$(58,028)

Basic and diluted weighted average shares outstanding	121,277	123,773	121,263	122,543

Basic and diluted (loss) from continuing operations per share	$(0.13)	$(0.19)	$(0.02)	$(0.44)
Basic and diluted (loss) from discontinued operations of Humongous Entertainment per share	(0.01)	(0.01)	(0.02)	(0.03)

Basic and diluted net (loss) per share	$(0.14)	$(0.20)	$(0.04)	$(0.47)

          The number of antidilutive shares that were excluded from the diluted earnings per share calculation for the three months and six months ended September 30, 2004 were 9,194,000 and 8,011,000, respectively, and for the three months and six months ended September 30, 2005 were 9,983,000 and 9,736,000, respectively. The shares were antidilutive due to the net loss for each period presented.
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
          At September 30, 2005, we had four stock option plans. All options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no compensation cost is recognized. The following table illustrates the effect on the (loss) from continuing operations per share and net (loss) if we had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
(Loss) from continuing operations:
Basic and diluted – as reported	$(16,003)	$(23,799)	$(1,929)	$(54,294)
Plus: Fair value of stock-based employee compensation expense, net of related tax effects	(1,552)	(512)	(2,809)	(801)

Basic and diluted – pro forma (loss) from continuing operations	$(17,555)	$(24,311)	$(4,738)	$(55,095)

(Loss) from continuing operations per share:
Basic and diluted – as reported	$(0.13)	$(0.19)	$(0.02)	$(0.44)
Basic and diluted – pro forma	$(0.15)	$(0.20)	$(0.04)	$(0.45)

Net (loss):
Basic and diluted – as reported	$(16,891)	$(25,211)	$(4,835)	$(58,028)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Plus: Fair value of stock-based employee compensation expense, net of related tax effects	(1,552)	(512)	(2,809)	(801)

Basic and diluted – pro forma net (loss)	$(18,443)	$(25,723)	$(7,644)	$(58,829)

Net (loss) per share:
Basic and diluted – as reported	$(0.14)	$(0.20)	$(0.04)	$(0.47)
Basic and diluted – pro forma	$(0.15)	$(0.21)	$(0.06)	$(0.48)
          The fair market value of options granted under stock option plans during the three months and six months ended September 30, 2004 and 2005 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Dividend yield	0%	0%	0%	0%
Anticipated volatility	108%	97%	108%	97%
Weighted average risk-free interest rate	3.00%	4.00%	3.00%	4.00%
Expected lives	4 years	4 years	4 years	4 years
     Recent Accounting Pronouncements
          In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”. This Statement requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on our results of operations.
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
          We plan to adopt Statement No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of Statement No. 123-R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but early adoption is encouraged. As of September 30, 2005, management is currently reviewing the effect that the adoption of Statement No. 123-R will have on our results of operations.
          In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. Statement No. 154 requires that voluntary changes in accounting principle be retroactively applied to prior period financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the accounting change. The provisions of Statement No. 154 are effective for fiscal years beginning after December 15, 2005. As of September 30, 2005, management believes that the adoption of this statement will have no material impact on our results of operations.
          In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after

June 29, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on our results of operations.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on our results of operations.
NOTE 2 – RECEIVABLES, NET
     Receivables consist of the following (in thousands):

	March 31,	September 30,
	2005	2005
Trade accounts receivable	$66,464	$33,082
Less: Allowances for bad debts, returns, price protection and other customer promotional programs	(24,285)	(17,068)

	$42,179	$16,014

As of September 30, 2005, we had two customers that aggregated 42% of our accounts receivable. These two customers accounted for approximately 57% of our net revenues for the six months ended September 30, 2005.
NOTE 3 – INVENTORIES, NET
     Inventories consist of the following (in thousands):

	March 31,	September 30,
	2005	2005
Finished goods	$23,991	$33,609
Return inventory	3,379	2,497
Raw materials	281	447

	27,651	36,553
Less: Obsolescence reserve	(2,442)	(2,382)

	$25,209	$34,171

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	September 30,
	2005	2005
Licenses short-term	$6,795	$9,061
Atari name license	3,350	1,698
Royalties receivable	6,551	1,466
Prepaid manufacturing expenses	—	1,451
Prepaid insurance	1,130	543
Other prepaid expenses and current assets	3,170	3,543

	$20,996	$17,762

NOTE 5 – ACCRUED LIABILITIES
     Accrued liabilities consist of the following (in thousands):

	March 31,	September 30,
	2005	2005
Accrued third-party development expenses	$2,551	$3,734
Accrued distribution services	3,332	3,362
Accrued advertising	1,810	2,993
Accrued salary and related costs	3,296	2,783
Accrued professional fees and other services	1,418	2,109
Accrued freight and handling fees	1,141	507
Other	3,066	3,299

	$16,614	$18,787

NOTE 6 – INCOME TAXES
     As of September 30, 2005, we have combined net operating loss carryforwards of approximately $526.9 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2025. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
     During the three months and six months ended September 30, 2005, no tax provisions were recorded due to the taxable loss sustained for the respective periods. However we recorded a $0.3 million tax expense reduction with respect to the reversal of an income tax reserve pursuant to a successful IRS examination of the tax year ended June 30, 2003 completed in the current period. During the three months and six months ended September 30, 2004, we recorded an income tax benefit resulting from the reversal of the prior quarter’s federal and state alternative minimum tax provisions of $0.4 million, offset by the recording of a provision of $0.2 million for a potential tax expense at our UK subsidiary.
NOTE 7 – RELATED PARTY TRANSACTIONS
     The following table provides a detailed break out of related party amounts within each line of our Consolidated Statements of Operations (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
Income (expense)	2004	2005	2004	2005
Net revenues	$67,984	$38,402	$176,108	$62,601
Related party activity:
Royalty income	1,492	3,671	16,293	3,671
Sale of goods	577	160	1,034	262
Quality and assurance testing and other services	878	321	1,240	687

Total related party net revenues	2,947	4,152	18,567	4,620

Cost of goods sold	(39,424)	(22,638)	(90,288)	(41,055)
Related party activity:
Distribution fee for Humongous, Inc. products (Note 10)	—	(1,227)	—	(1,227)
Royalty expense	(4,493)	(1,557)	(10,315)	(2,173)

Total related party cost of goods sold	(4,493)	(2,784)	(10,315)	(3,400)

Research and product development	(16,991)	(19,445)	(32,503)	(36,231)
Related party activity:
Development expenses	(2,316)	(4,239)	(5,714)	(8,283)
Other miscellaneous development expenses	—	(48)	(27)	(70)

Total related party research and product development	(2,316)	(4,287)	(5,741)	(8,353)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
Income (expense)	2004	2005	2004	2005
Selling and distribution expenses	(15,046)	(7,855)	(31,752)	(14,857)
Related party activity:
Miscellaneous purchase of services	(15)	—	(29)	(8)

Total related party selling and distribution expenses	(15)	—	(29)	(8)

General and administrative expenses	(9,708)	(8,221)	(17,224)	(16,164)
Related party activity:
Management fee revenue	750	463	1,500	1,213
Management fee expense	(750)	(750)	(1,500)	(1,500)
Office rental and other services	(76)	62	(173)	(31)

Total related party general and administrative expenses	(76)	(225)	(173)	(318)

Interest expense, net	(527)	(297)	(701)	(345)
Related party activity:
Interest income	113	—	226	—

Total related party interest expense, net	113	—	226	—

Loss from discontinued operations	(888)	(1,412)	(2,906)	(3,734)
Related party activity:
Royalty income from discontinued operations	4	—	35	10

Total related party income from discontinued operations	4	—	35	10
Issuance of Common Stock to Related Parties
     In the quarter ended September 30, 2005, we entered into two transactions with our majority stockholder, IESA, to settle certain outstanding related party balances through the issuance of an aggregate of 6,145,051 shares of our common stock. See Related Party Payables and Settlement of Indebtedness below.
•	Related Party Payables
     On September 15, 2005, we and IESA entered into an Agreement Regarding Issuance of Shares (“Related Party Share Issuance”) for 4,881,533 shares of our common stock. These shares represent payment for development costs incurred and other net trade payables that have been incurred in the ordinary course of business due to IESA and several of its subsidiaries. The common stock issued to IESA was valued at $1.30 (market price at the date of the agreement) per share and paid $6.4 million of related party invoices.
•	Settlement of Indebtedness
     On September 15, 2005, we, IESA (and all of its subsidiaries), and Atari UK entered into the GT Interactive UK Settlement of Indebtedness Agreement (“Settlement of Indebtedness”) whereby we issued 1,263,518 shares of our common stock in payment of a $1.6 million loan owed by a dormant Atari subsidiary to an IESA subsidiary. The common stock issued to IESA was valued at $1.30 per share.
Royalty agreement
     Royalty transactions are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
Income (expense)	2004	2005	2004	2005
Royalty income (1)	$1,492	$3,671	$16,293	$3,671
Royalty expense (2)	(4,493)	(1,557)	(10,315)	(2,173)

Net royalty income (expense)	$(3,001)	$2,114	$5,978	$1,498

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns.

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.
     As of March 31, 2005 and September 30, 2005, the following amounts are outstanding with regard to related party royalty transactions and are included in due from/to related parties (in thousands):

	March 31,	September 30,
Receivable (payable)	2005	2005
Royalties receivable	$1,673	$4,705
Royalties payable	(6,001)	(5,087)

Net royalties (payable)	$(4,328)	$(382)

Development expenses
     We engage certain related party development studios to provide services such as product development, design, and testing. Development expenses are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Eden Studios SAS	$798	$1,647	$1,403	$3,377
Paradigm Entertainment, Inc.	1,518	1,483	4,311	2,853
Atari Melbourne House Pty Ltd	—	1,157	27	2,123

Total development expenses	$2,316	$4,287	$5,741	$8,353

     With respect to these related party development studios, payables of $0.4 million and $1.4 million, respectively, were outstanding as of March 31, 2005 and September 30, 2005 and were included in due to related parties.
Related Party Transactions with Employees or Former Employees
     On August 31, 2005, pursuant to a Compromise Agreement executed on August 12, 2005 between us, Reflections Interactive Limited (“Reflections”), our wholly-owned subsidiary, and Martin Lee Edmondson, a former employee of Reflections, we issued 1,557,668 shares to Mr. Edmondson as part of the full and final settlement of a dismissal claim and any and all other claims that Mr. Edmondson had or may have had against us and Reflections, except for personal injury claims, accrued pension rights, non-waivable claims, claims to enforce rights under the Compromise Agreement, and claims for financial compensation for services rendered (if any) in connection with our game Driver 4. The share issuance was valued at $2.1 million and the issuance was recorded as a reduction of royalties payable. The Compromise Agreement also included a cash payment of $2.2 million paid in twelve equal installments beginning on September 1, 2005, as well as a one time payment of $0.4 million payable on September 1, 2005.

IESA liquidity
     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and Mexico, and for which we pay royalties to IESA. Both IESA and Atari Interactive, through the ownership of intellectual property or through the development of products, are material sources of products which we market in the United States and Canada. During fiscal 2005, Atari Interactive was the source of approximately 38% of our publishing net revenues and we generated approximately 5% of our net revenues from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions. For the six months ended September 30, 2005, Atari Interactive was the source of approximately 46% of our publishing net revenues and we generated approximately 6% of our net revenues from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.
     As of the date of this report, IESA beneficially owns, directly and indirectly, approximately 51% of our stock. Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. However, IESA has taken steps which have improved its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. Although IESA has improved its financial stability, it has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is limited.
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
     If the above contingencies occurred, we probably would be forced to take actions that could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development, marketing programs, and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.
     Atari and IESA have successfully completed a series of transactions which has improved our liquidity. IESA has represented to Atari’s management that they will fund transactions between us, similar to those accomplished in the current quarter, through a variety of means, including additional funding, capital contribution, modification of the terms of existing indebtedness and related party licensing arrangements, and the sale of IESA stock and/or assets for cash. It is our understanding that IESA’s current financial position would not prohibit IESA’s ability to consummate any such transactions, should the need arise to support our liquidity.
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

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Litigation
     During the six months ended September 30, 2005, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters in which there were material developments during the quarter. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
     Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.
Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC
     On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc. (“Games”), its CEO, Roger W. Ach, II (“Ach”), and Chicago West Pullman LLC (“Chicago West Pullman”) in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended (the “Agreement”). The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain website assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games nevertheless continued to use plaintiffs’ intellectual property. On May 18, 2004, the Court granted a temporary restraining order against Games and Ach and scheduled a preliminary injunction hearing for May 28, 2004, which was postponed until June 11, 2004. Prior to that hearing, Games’ agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case.
     On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its Counterclaim, Games alleges that plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, inter alia, licensing other websites to use online play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.
     On July 6, 2004, plaintiffs submitted a letter brief setting forth its generic disclosures to Games’ discovery requests to the Court and also served Games with its Rule 26(a)(1) initial disclosures and Answer to the Counterclaim.
     On July 15, 2004, the Court granted the majority of plaintiffs’ motion to quash Games’ discovery requests.

     The parties completed discovery, and plaintiffs filed their motion for summary judgment, and motion for contempt sanctions, on November 29, 2004. The Court heard oral argument on these motions on January 12, 2005.
     On February 23, 2005, the Court issued an order granting plaintiffs’ motion to dismiss certain of Games’ Counterclaims, and on March 11, 2005, the Court granted Atari’s motion for summary judgment on its breach of contract claim and dismissed Games’ remaining Counterclaims. The Court denied Games’ motion for reconsideration on April 4, 2005. On May 4, 2005, the Court issued a memorandum order granting us damages in the following amount: (1) immediate payment of $3,104,108, plus interest at an annual rate of 9% from April 30, 2004; (2) immediate redemption of 10,250 shares of Games, Inc. stock for $1.025 million, plus interest at an annual rate of 9% from April 30, 2004; (3) immediate redemption of 10,000 additional shares of Games, Inc. stock for $1 million; (4) redemption of the remaining 10,000 shares at any time after December 29, 2005. The order provides that the “judgment runs directly against Games but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach.” The Court’s order also lifted the preliminary injunction imposed at the outset of the case.
     Ach filed a motion for reconsideration concerning the Court’s ruling that the judgment would run directly against Ach, and Atari requested that the Court issue a permanent injunction and clarify certain aspects of the judgment. On May 27, 2005, the Court issued an order denying Ach’s motion for reconsideration and confirming its earlier ruling that the judgment would run against Ach personally. The Court also clarified that after December 29, 2005, we are entitled to an additional $1 million, representing the cash redemption value of the last 10,000 shares of Games, Inc. stock. The Court also issued a permanent injunction barring Games, Inc. from “selling or distributing any product that contains the intellectual property” that is the subject of the asset purchase agreement. The remaining elements of the original judgment remain in place.
     On June 29, 2005, the Clerk of the District Court entered an amendment judgment stating that we were entitled to the following damages: (1) immediate payment of $3,104,108, plus interest at the annual rate of 9% from April 30, 2004, (2) immediate redemption of the initial 10,250 shares for $1.025 million, plus interest at the annual rate of 9% from April 30, 2004, (3) immediate redemption of 10,000 additional shares for $1 million, (4) the $50,000 bond that plaintiffs posted on May 19, 2004 to secure a temporary restraining order in this case is exonerated, (5) redemption of the remaining 10,000 shares at any time after December 29, 2005 at a price of $100 per share, for a total of $1 million, (6) plaintiffs collectively are entitled to recoup their $150 filing fee, (7) this judgment runs directly against Games, but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach, (8) the preliminary injunction is lifted, and (9) defendant Games, Inc. is enjoined from selling or distributing any product that contains the intellectual property it licensed in its contract with us.
     On June 28 and June 29, 2005, defendants made motions to (1) gain additional discovery regarding which of the plaintiffs now owns stock in Games, Inc., (2) have the court make additional rulings as to issues that were in dispute between the parties that the Court found it did not have to reach in its prior determination awarding summary judgment, and (3) have the amended judgment stayed pending appeal. In June 29, 2005, the Court denied all three motions.

     On June 30, 2005, defendants filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.
     On July 6, 2005, defendants filed a motion for a stay of enforcement of amended judgment pending resolution of appeal. On July 13, 2005, the Court of Appeals granted a temporary stay of execution and ordered defendants to post a supersedeas bond in the amount of $1 million to be posted on or before July 20, 2005 for the stay to continue. On July 19, 2005, plaintiffs filed their opposition to defendants’ motion. On July 26, defendants filed a Letter of Credit issued to us as beneficiary.
     On August 2, 2005, the Court of Appeals heard oral argument on defendants’ motion for a stay. On August 3, 2005, the Court of Appeals denied defendants’ motion for a stay, holding that defendants did not show a substantial likelihood of success on appeal or that they would suffer irreparable injury if a stay was not issued.
     Defendants filed their initial brief on September 8, 2005 and Atari filed its response brief on October 11, 2005. No date has yet been set for oral arguments.
     On August 5, 2005, we served information subpoenas on Games, Chicago West Pullman, and Ach, seeking discovery regarding defendant’s assets and liabilities. Games, Inc. responded on August 26, 2005. Responses from CWP and Ach are due on September 8, 2005.
     On August 26, 2005, Atari filed a garnishment proceeding in Hamilton County Court of Common Pleas in Cincinnati, Ohio seeking to restrain assets of Games, Chicago West Pullman, and Ach held at Fifth Third Bank.
     On September 21, 2005, Games, Chicago West Pullman, and Ach filed a complaint and motion for temporary restraining order in the Court of Common Pleas, Hamilton County, Ohio against us, Atari Interactive, and Hasbro to restrain them from executing upon the judgment in Ohio. On September 23, 2005, the parties agreed to postpone a hearing on the temporary restraining order while Games, Chicago West Pullman, and Ach voluntarily provide information concerning their assets. An answer is due on November 15, 2005.
     As of September 30, 2005, in accordance with FASB Statement No. 5, “Accounting for Contingencies”, no gain contingency has been recorded.
American Video Graphics, L.P., v. Electronic Arts, Inc. et al.
     On August 23, 2004, American Video Graphics, L.P. (“AVG”) filed a lawsuit against us, Electronic Arts, Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision, Inc., THQ, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED). We were served with the Summons and Complaint on September 7, 2004. The Complaint alleges infringement of U.S. Patent No. 4,734,690 (method and apparatus for spherical panning) and seeks unspecified damages. We were served with a First Amended Complaint on or about October 7, 2004, which amended the original Complaint to properly name certain of the other defendants in the suit. We filed an Answer on November 8, 2004.
     On February 7, 2005, a Second Amended Complaint was filed against all of the above defendants, plus Sony Online Entertainment, Inc., Sony Computer Entertainment America, Inc., Microsoft Corp., and Nintendo of America, Inc. We answered the Second Amended Complaint on February 24, 2005.
     On October 19, 2005, we and AVG executed a Patent License and Settlement Agreement pursuant to which we recorded $283,400 in full settlement of the lawsuit and received an irrevocable, nonexclusive, worldwide license to use, publish, sell, etc. products covered by the AVG patents.
iEntertainment Network, Inc. v. Epic Games, Inc., Atari, Inc. Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.
     On December 22, 2004, we were served with a Complaint by iEntertainment, Inc. The Complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1)) and names the following defendants: us, Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The Complaint alleges infringement of U.S. Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. We answered the Complaint on or about March 28, 2005. Discovery is ongoing.

Mr. M.L. Edmondson v. Reflections Interactive Limited
     On March 4, 2005, Martin Lee Edmondson, the former Managing Director of Reflections Interactive Limited, our wholly-owned UK subsidiary, filed a Notice of Claim with the Newcastle upon Tyne Employment Tribunal claiming constructive unfair dismissal as a result of Reflections alleged repudiatory breach of a contract of employment that necessitated Mr. Edmondson’s resignation. Mr. Edmondson was seeking a declaration that he was unfairly dismissed and compensation in an unspecified amount for such dismissal. Compensation in the Employment Tribunal is limited to £55,000 in respect of the maximum compensatory award. Mr. Edmondson could be awarded for unfair dismissal, together with a maximum basic award of (depending on age and length of service) £1,350 to £2,025. On April 1, 2005, Reflections filed a Response denying that there was a fundamental breach of contract that entitled Mr. Edmondson to resign and claim constructive dismissal. The parties have concluded a negotiation process with Mr. Edmondson whereby Mr. Edmondson agreed to withdraw his claims against us in return for a settlement payment. Mr. Edmondson signed the Compromise Agreement on August 9, 2005 and the Agreement was executed by us and Reflections on August 12, 2005. Mr. Edmondson has now withdrawn his claim and the Employment Tribunal dismissed the claim on September 15, 2005 (see Note 7).
Bouchat v. Champion Products, et al. (Accolade)
     This suit involving Accolade, Inc. (a predecessor entity of Atari, Inc.) was filed in 1999 in the District Court of Maryland. The plaintiff originally sued the NFL claiming copyright infringement of a logo being used by the Baltimore Ravens that plaintiff allegedly designed. The plaintiff then also sued nearly 500 other defendants, licensees of the NFL, on the same basis. The NFL hired White & Case to represent all the defendants. Plaintiff filed an amended complaint in 2002. In 2003, the District Court held that plaintiff was precluded from recovering actual damages, profits or statutory damages against the defendants, including Accolade. Plaintiff has appealed the District Court’s ruling to the Fourth Circuit Court of Appeals. White & Case continues to represent Accolade and the NFL continues to bear the cost of the defense.
Indigo Moon Productions, LLC v. Hasbro, Inc., et al.
     On August 12, 2005, Indigo Moon Productions, LLC, or Indigo Moon, filed a lawsuit against Hasbro, Hasbro Interactive, Atari Interactive, us and Infogrames, Inc. (n/k/a Atari, Inc.) in the United States District Court in the Western District of Kentucky. Indigo Moon alleges that on or about June 28, 2000, Indigo Moon and Hasbro Interactive (n/k/a Atari Interactive) entered into a Confidential Information Agreement for sharing information regarding the possibility of cooperating on the production or exploitation of interactive games. Indigo Moon alleges that it provided Atari Interactive with designs and concepts for a computerized version of Clue and that Atari Interactive represented that it would compensate Indigo Moon for its work, but did not. Indigo Moon further alleges that in October 2003 Hasbro, Atari Interactive and/or Infogrames, Inc. released a Clue FX Game and that in the spring of 2005 Hasbro, Atari Interactive and/or Infogrames, Inc. released Clue Mysteries, each of which allegedly incorporates Indigo Moon’s work. Indigo Moon’s complaint alleges the following specific causes of action: breach of express contract, breach of implied contract, promissory estoppel, quasi-contract and unjust enrichment, breach of a confidential relationship and misappropriation of trade secret; and seeks unspecified damages.
NOTE 9 – DEBT
Credit Facilities
     HSBC Loan and Security Agreement
     On May 13, 2005 (amended August 9, 2005), we obtained a one year $50.0 million revolving credit facility with HSBC Business Credit (USA) Inc. (“HSBC”), pursuant to a Loan and Security Agreement, to fund our working capital and general corporate needs. Loans under the revolving credit facility are determined based on percentages of our eligible receivables and eligible inventory for certain seasonal peak periods. The revolving credit facility bears interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We are required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million. The revolving credit facility contains certain financial covenants that require us to maintain enumerated EBITDA, tangible net worth, and working capital minimums. In addition, amounts outstanding under the revolving credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment and excluding certain non-U.S. assets. As of September 30, 2005, no borrowings were outstanding under the revolving credit facility; however, $3.0 million of letters of credit were outstanding. Additionally, a nominal amount of accrued interest was included in accrued liabilities as of September 30, 2005.
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
NOTE 10 – DISCONTINUED OPERATIONS
     In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of Humongous. During the period ended September 30, 2005 selected Humongous assets were sold to our majority stockholder, IESA (see Sale of Humongous below).
Sale of Humongous
     On August 22, 2005, we sold Humongous to IESA in exchange for 4,720,771 of their shares valued at $8.3 million. Humongous’ book value approximated $4.8 million and consisted primarily of intellectual property, existing inventory, license rights, and an allocation of goodwill of $3.8 million. The difference of approximately $3.5 million between the sale price and the Humongous’ book value was recorded to additional paid-in capital, as no gain can be recorded on sales of businesses with entities under common control.
     Immediately following the sale, we entered into a Distribution Agreement, dated as of August 22, 2005, (the “Humongous Distribution Agreement”), with Humongous, Inc. (formerly Humongous), a newly formed wholly-owned subsidiary of IESA, under which we will be the sole distributor in the US, Canada, and Mexico of products developed by Humongous, Inc.
     As we have entered into a short-term distribution agreement (ending March 31, 2006) with Humongous, Inc., we expect to generate continuing cash flows from the distribution of their product, although at significantly lower margins. Furthermore, we have no rights to any licensing income derived from these games, we will incur no future development costs, and Humongous, Inc. is managed and operated by an independent management group. Therefore, we have concluded that these continuing cash flows are now part of our distribution business and are recorded within continuing operations.
     Additionally, IESA advanced approximately $2.0 million, totaling 1,119,390 of their shares, for certain future costs related to platform royalty advances, manufacturing costs and milestone payments that we have subsequently paid on behalf of Humongous, Inc. In aggregate, we received 5,840,161 shares of IESA stock (“IESA Shares”).
     In connection with the above transactions, on August 22, 2005, we and IESA entered into an agreement, pursuant to which we agreed to cooperate with regard to the sale of some or all of the IESA Shares received. Therefore, in September 2005, the IESA Shares were sold for $10.1 million and we realized a loss of $0.2 million included in Other Income (Expense) as part of Net Loss. We did not incur any additional expenses in conjunction with this transaction.
Balance Sheets
     At March 31, 2005 and September 30, 2005, the assets and liabilities of Humongous are presented separately on our Consolidated Balance Sheets. The components of the assets and liabilities of discontinued operations are as follows (in thousands):

	March 31, 2005	September 30, 2005
Assets:
Cash	$6	$7
Inventory, net	1,104	—
Prepaid expenses and other current assets	259	1
Property and equipment, net	452	168
Other non-current assets	1,734	—

Total assets	$3,555	$176

Liabilities:
Accounts payable	$31	$—
Accrued liabilities	2,078	—
Restructuring reserve	—	693
Royalty payable	386	—
Other non-current liabilities	190	68

Total liabilities	$2,685	$761

Restructuring
     As a result of management’s plan to divest of Humongous, during the first two quarters of fiscal 2006, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded a severance charge of approximately $0.6 million and $1.1 million for the termination of Humongous employees, included in the loss from discontinued operations for the three months and six months ended September 30, 2005, respectively, and the associated liability for this charge is included in liabilities of discontinued operations.
Results of Operations
     As Humongous represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the Consolidated Statements of Operations and Comprehensive Income (Loss). Net revenues and loss from discontinued operations for the three months and six months ended September 30, 2004 and 2005, respectively, are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$3,408	$318	$5,579	$580
Loss from discontinued operations	$(888)	$(1,412)	$(2,906)	$(3,734)
     Prior to its identification as a discontinued operation, Humongous’ results were reported as part of our publishing segment. Since the sale of Humongous and under the distribution agreement, Humongous, Inc. sales are now reported in our distribution segment (Note 12).
Results of Continuing Involvement with Humongous, Inc.
     The following table shows the results of continuing involvement with Humongous, Inc. for the three months and six months ended September 30, 2005 (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$—	$1,718	$—	$1,718
Gross profit	$—	$526	$—	$526

NOTE 11 – RESTRUCTURING
     During the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, management announced a restructuring plan to strengthen our competitive position in the marketplace as well as enhance shareholder value. During the three months and six months ended September 30, 2005, we recorded restructuring expenses of $1.5 million and $3.7 million, respectively, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. Also included in this charge, in accordance with FASB Statement No. 146, is the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices. The charge for restructuring is comprised of the following (in thousands):

	Three Months	Six Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Severance and retention expenses	$457	$1,781
Lease related costs	378	772
Modification of stock options	137	404
Fixed asset write offs	297	297
Miscellaneous costs	255	447

Total	$1,524	$3,701

     We expect to incur an additional $2.0 million to $4.0 million in order to complete management’s restructuring plan. We will incur these costs through early fiscal 2007.
     The following is a reconciliation of our restructuring reserve from inception through September 30, 2005 (in thousands):

	Balance at				Balance at
	March 31, 2004	Accrued Amounts	Reclasses	Cash payments	March 31, 2005
Severance and retention	$—	$4,219	$—	$(2,414)	$1,805
Severance and retention – long term	—	52	—	—	52
Miscellaneous costs	—	117	—	(37)	80

Total	$—	$4,388	$—	$(2,451)	$1,937

	Balance at March 31, 2005	Accrued Amounts	Reclasses	Cash payments net	Balance at September 30, 2005
Severance and retention	$1,805	$1,781	$52	$(2,667)	$971
Severance and retention – long term	52	—	(52)	—	—
Lease related costs	—	772	—	(265)	507
Miscellaneous costs	80	447	—	(455)	72

Total	$1,937	$3,000	$—	$(3,387)	$1,550

     The charge of $0.4 million for the modification of stock options was recorded as part of the termination agreement with certain employees as an increase to additional paid-in capital, and the charge of $0.3 million for fixed asset write offs was recorded as a decrease to property and equipment, net.
NOTE 12 – OPERATIONS BY REPORTABLE SEGMENTS
     We have three reportable segments: publishing, distribution and corporate. Publishing was comprised of two studios located in Santa Monica, California and Beverly, Massachusetts. As part of our restructuring plan, the Beverly studio was closed in the first quarter of fiscal 2006 and the Santa Monica studio was closed in the second quarter of fiscal 2006; all publishing operations have been transferred to the New York office. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, administration, and restructuring charges. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, we do not separately track or maintain records, other than those for goodwill (publishing) and a nominal amount of fixed assets, which identify assets by segment and, accordingly, such information is not available.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating results of these segments.
     The results of operations for Humongous through August 2005 are not included in our segment reporting below as they are classified as discontinued operations in our Consolidated Financial Statements. After August 2005, all sales of Humongous, Inc. products are included as part of the distribution segment (Note 10).
     Our reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, and where appropriate, merchandising and marketing strategies.
     The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest expense by reportable segment for the three months and six months ended September 30, 2004 and 2005 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended September 30, 2004:
Net revenues	$54,629	$13,355	$—	$67,984
Operating (loss)	(8,285)	2,070	(9,503)	(15,718)
Depreciation and amortization	(824)	—	(1,709)	(2,533)
Interest expense, net	—	—	(527)	(527)
Three months ended September 30, 2005:
Net revenues	$22,612	$15,790	$—	$38,402
Operating (loss) income	(15,367)	2,639	(10,812)	(23,540)
Depreciation and amortization	(553)	—	(1,706)	(2,259)
Interest expense, net	—	—	(297)	(297)
Six months ended September 30, 2004:
Net revenues	$152,120	$23,988	$—	$176,108
Operating income (loss)	11,648	3,893	(16,420)	(879)
Depreciation and amortization	(1,692)	—	(3,528)	(5,220)
Interest expense, net	—	—	(701)	(701)
Six months ended September 30, 2005:
Net revenues	$35,371	$27,230	$—	$62,601
Operating (loss) income	(34,320)	1,945	(21,621)	(53,996)
Depreciation and amortization	(1,148)	—	(3,441)	(4,589)
Interest expense, net	—	—	(345)	(345)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some of the factors which could cause our results to differ materially include the following: the loss of key customers, such as Wal-Mart, Best Buy, Target, GameStop and Electronics Boutique; delays in product development and related product release schedules; inability to secure capital; loss of our credit facility; adapting to the rapidly changing industry technology, including new console technology; maintaining relationships with leading independent video game software developers; maintaining or acquiring licenses to intellectual property; fluctuations in the Company’s quarterly net revenues and results of operations based on the seasonality of our industry; and the termination or modification of our agreements with hardware manufacturers. Please see the “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2005 or in our other filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, we disclaim any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by certain third-party publishers with whom we have contracts (“Distribution Business”). As a distributor of video game software throughout the U.S., we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, Target, Best Buy, and GameStop accounted for approximately 39.7%, 17.2%, 8.5%, and 5.9%, respectively, of net revenues for the six months ended September 30, 2005.

Key Challenges
     Due to major shifts in product release dates and increased development investment for future product releases, our results of operations for the first two quarters of fiscal 2006 were not in line with prior year results or with management expectations. Our net revenues for the first two quarters of fiscal 2006 were only 35.5% of those in the same period of fiscal 2005. Primarily because of this, we had a net loss of $58.0 million in the first two quarters of fiscal 2006, compared with a net loss of $4.8 million in the same period of the prior year. For the remainder of the 2006 fiscal year, we expect to release significantly fewer titles than we have historically. As a result, our revenue will not be in line with its historical levels. Furthermore, although we have taken, and continue to take, steps to reduce costs, it is unlikely that our cost reductions will fully compensate for the lower revenues. However, management expects our results will improve as compared to our first two quarters this year, due to product releases shifting into the final two quarters of fiscal 2006.
     A new generation of game consoles is being introduced in late 2005 and early 2006. While we anticipate that these consoles will be able to play titles developed for the current generation, in order to remain fully competitive, we will develop or format titles for the new generation. This effort will require us to make significant expenditures. We will need new capital to be able to make these expenditures. While we anticipate obtaining some funding from IESA through sales of assets or shares, in order to provide liquidity through fiscal 2006, that funding probably will not be sufficient to meet our longer term needs. Therefore, we will have to seek additional capital, and it is possible we will not be able to obtain it.
     To date in fiscal 2006, we have completed several transactions which improved our financial position. These transactions are as follows:
•	Sale of Humongous Entertainment – On August 22, 2005, we sold Humongous to IESA in exchange for 4,720,771 of their shares valued at $8.3 million.

•	Issuance of common stock as settlement of certain net related party balances – In September 2005, we entered into two transactions with our majority stockholder, IESA, to settle certain outstanding net related party balances totaling $8.0 million through the issuance of an aggregate of 6,145,051 shares of our common stock.

•	Sale of common stock to third party investors – On September 15, 2005, we entered into a Securities Purchase Agreement, with each of SARK Fund and CCM Fund, to issue them an aggregate of 5,702,590 shares of our common stock in a private placement transaction. The shares were sold for cash at $1.30 per share for an aggregate offering price of $7.4 million. In connection with the sale, we paid a placement agent fee of approximately $0.1 million.
     We anticipate, for the remainder of fiscal 2006, entering into additional transactions with IESA to further improve our financial flexibility and augment our short-term liquidity. We are currently contemplating the sale of some intellectual property, as well as an aggressive licensing program.
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
Company Reorganization
     Historically, our sales growth and profitability have not been at the same level as our more successful competitors. During the fourth quarter of fiscal 2005, we announced that as part of an overall strategic plan, we would implement structural, financial, and creative restructuring initiatives with the goal of improving profitability and competitive position. Specifically, we and our majority stockholder are considering ways to simplify our corporate structure. In addition to hiring consultants, the following are key steps that management has taken as of September 30, 2005:

•	Restructuring
     During the first two quarters of fiscal 2006, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded restructuring expenses of $3.7 million, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. The costs include severance and retention expenses, expenses associated with the modification of stock option agreements for terminated executives, and other miscellaneous transition costs. Additionally, during the six months ended September 30, 2005, in accordance with FASB Statement No. 146, we recorded the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices. The net costs were approximately $0.8 million, which is included in restructuring expense. We expect to incur an additional $2.0 million to $4.0 million in order to complete management’s restructuring plan. We will incur these costs through early fiscal 2007.
•	Discontinued Operations
     In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of Humongous. During the period ended September 30, 2005 selected Humongous assets were sold to our majority stockholder, IESA.
     On August 22, 2005, we sold Humongous to IESA in exchange for 4,720,771 of their shares valued at $8.3 million. Humongous’ book value approximated $4.8 million and consisted primarily of intellectual property, existing inventory, license rights, and an allocation of goodwill of $3.8 million. The difference of approximately $3.5 million between the sale price and the Humongous’ book value was recorded to additional paid-in capital, as no gain can be recorded on sales of businesses with entities under common control.
     Immediately following the sale, we entered into the Humongous Distribution Agreement, dated as of August 22, 2005, with Humongous, Inc. (formerly Humongous), a newly formed wholly-owned subsidiary of IESA, under which we will be the sole distributor in the U.S., Canada, and Mexico of products developed by Humongous, Inc.
     As we have entered into a short-term distribution agreement (ending March 31, 2006) with Humongous, Inc., we expect to generate continuing cash flows from the distribution of their product, although at significantly lower margins. Furthermore, we have no rights to any licensing income derived from these games, we will incur no future development costs, and Humongous, Inc. is managed and operated by an independent management group. Therefore, we have concluded that these continuing cash flows are now part of our distribution business and are recorded within continuing operations.
     Additionally, IESA advanced approximately $2.0 million, totaling 1,119,390 of their shares, for certain future costs related to platform royalty advances, manufacturing costs and milestone payments that we have subsequently paid on behalf of Humongous, Inc. In aggregate we received 5,840,161 IESA Shares.
     In connection with the above transactions, on August 22, 2005, we and IESA entered into an agreement, pursuant to which we agreed to cooperate with regard to the sale of some or all of the IESA Shares received. Therefore, in September 2005, the IESA Shares were sold for $10.1 million and we realized a loss of $0.2 million included in Other Income (Expense) as part of Net Loss. We did not incur any additional expenses in conjunction with this transaction.
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

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$3,408	$318	$5,579	$580
Loss from discontinued operations	$(888)	$(1,412)	$(2,906)	$(3,734)
The following table shows the results of continuing involvement with Humongous, Inc. for the three months and six months ended September 30, 2005 (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$—	$1,718	$—	$1,718
Gross profit	$—	$526	$—	$526
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
     For the three months ended September 30, 2004 and 2005, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $16.3 million and $12.2 million, respectively. For the six months ended September 30, 2004 and 2005, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $39.3 million and $21.3 million, respectively. As of March 31, 2005 and September 30, 2005, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $24.3 million and $17.1 million, respectively.

Inventories
     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended September 30, 2004 and 2005, we recorded obsolescence expense of approximately $0.6 million and $0.5 million, respectively. For the six months ended September 30, 2004 and 2005, we recorded obsolescence expense of approximately $1.1 million and $1.3 million, respectively. As of March 31, 2005 and September 30, 2005, the aggregate reserve against inventories was approximately $2.4 million in both periods.
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
Licenses
     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales. Management evaluates the carrying value of these capitalized licenses and records an impairment charge (as research and product development expense) in the period management determines that such capitalized amounts are not expected to be realized.
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
     As of September 30, 2005, we have combined net operating loss carryforwards of approximately $526.9 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2025. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
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
Results of operations
     Three months ended September 30, 2005 (unaudited) versus the three months ended September 30, 2004 (unaudited)
Consolidated Statement of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	September 30,	Revenues	September 30,	Revenues	(Unfavorable)/
	2004	2004	2005	2005	Favorable

Net revenues	$67,984	100.0%	$38,402	100.0%	$(29,582)
Cost of goods sold	39,424	58.0%	22,638	59.0%	16,786

Gross profit	28,560	42.0%	15,764	41.0%	(12,796)
Research and product development	16,991	25.0%	19,445	50.6%	(2,454)
Selling and distribution expenses	15,046	22.1%	7,855	20.5%	7,191
General and administrative expenses	9,708	14.3%	8,221	21.4%	1,487
Restructuring expenses	—	0.0%	1,524	3.9%	(1,524)
Depreciation and amortization	2,533	3.7%	2,259	5.9%	274

Operating (loss)	(15,718)	(23.1)%	(23,540)	(61.3)%	(7,822)
Interest expense, net	(527)	(0.8)%	(297)	(0.8)%	230
Other income (expense)	14	0.0%	(245)	(0.6)%	(259)

(Loss) before (benefit from) income taxes	(16,231)	(23.9)%	(24,082)	(62.7)%	(7,851)
(Benefit from) income taxes	(228)	(0.4)%	(283)	(0.7)%	55

(Loss) from continuing operations	(16,003)	(23.5)%	(23,799)	(62.0)%	(7,796)
(Loss) from discontinued operations of Humongous Entertainment	(888)	(1.3)%	(1,412)	(3.7)%	(524)

Net (loss)	$(16,891)	(24.8)%	$(25,211)	(65.7)%	$(8,320)

Net Revenues
Net Revenues by Segment (in thousands):

	Three Months
	Ended
	September 30,		Favorable/
	2004	2005	(Unfavorable)
Publishing	$54,629	$22,612	$(32,017)
Distribution	13,355	15,790	2,435

Total	$67,984	$38,402	$(29,582)

Net revenues for the three months ended September 30, 2005 decreased approximately $29.6 million or 43.5% from $68.0 million to $38.4 million.
•	Publishing net revenues decreased $32.0 million or 58.6% from $54.6 million for the three months ended September 30, 2004 to $22.6 million for the three months ended September 30, 2005. The change is due to fewer new releases as compared to the prior comparable quarter, compounded by a decrease in product reorders.
o	Net product sales of new releases during the current quarter were approximately $12.5 million. This includes Atari Flashback 2 (Plug and Play), Indigo Prophecy (PC, PlayStation 2, and Xbox), and Dragon Ball Z: Transformation (Game Boy Advance).

o	Net product sales of new releases in the prior year’s comparable quarter were approximately $17.2 million and included Test Drive: Eve of Destruction (PlayStation 2 and Xbox), Dragon Ball Z: Buu’s

Fury (Game Boy Advance), Terminator 3: The Redemption (PlayStation 2, Xbox, and GameCube), Demon Stone (PlayStation 2), and YuYu Hakusho: Dark Tournament (PlayStation 2).

o	Back catalogue reorder sales decreased by approximately 63.4% from the prior year. The prior comparable period’s sales included strong reorders of DRIV3R, released in the first quarter of fiscal 2005.
•	Publishing net revenue during the current quarter includes $3.7 million of international royalties earned on IESA’s international sales of our titles, primarily for sales of Indigo Prophecy, released in September 2005. The three months ended September 30, 2004 includes international royalties of $1.5 million earned primarily on IESA’s international sales of DRIV3R, Terminator 3: The Redemption, and Shadow Ops: Red Mercury.

•	The overall average sales price (“ASP”) of the publishing business has declined slightly from $17.20 in the prior comparable quarter to $16.93 in the current period. The slight decrease ASP is due to the shift in the mix towards a greater percent of PC product which carries a lower average sales price ($12.42 in the current period), offset by the plug and play product sales in the current period, for which the ASP is $21.10.

•	Total distribution net revenues for the three months ended September 30, 2005 increased approximately $2.4 million or 18.2% from the comparable 2004 period due to an increase in ASP for distribution products from $14.74 in the 2004 period to $17.31 in the current period, as well as the inclusion of Humongous, Inc. as a distributed third party in the current period.
Gross Profit
Platform mix for the three months ended September 30, 2004 and 2005 is summarized below:

	Publishing Platform Mix
	2004	2005
PC	26.1%	36.9%
Plug and Play	0.0%	24.4%
Game Boy Advance	17.4%	15.1%
PlayStation 2	37.7%	13.7%
Xbox	12.6%	7.9%
Game Cube	4.3%	1.4%
Nintendo DS	0.0%	0.6%
PlayStation	1.9%	0.0%

Total	100.0%	100.0%
     Gross profit decreased to $15.8 million for the three months ended September 30, 2005 from $28.6 million in the comparable 2004 period primarily from decreased sales volume. Gross profit as a percentage of net revenues decreased slightly from 42.0% for the three months ended September 30, 2004 to 41.0% in the comparable 2005 period. The change is due to the following:
•	higher distribution net revenues (on which we incur higher costs) as a percentage of total net revenues, which increased from 19.6% for the three months ended September 30, 2004 to 41.1% for the three months ended September 30, 2005, offset by

•	higher international royalty income in the current period, which has a lower associated royalty expense.
Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers on products that are currently in development and billings from related party developers. These expenses for the three months ended September 30, 2005 increased approximately $2.4 million, or 14.1%, to $19.4 million (50.6% of net revenues) from $17.0 million (25.0% of net revenues) in the comparable 2004 period due primarily to:

•	increased spending for certain projects currently in development at our related party development studios while spending for projects in development with external developers has remained consistent with the comparable prior period.
For the three months ended September 30, 2004, internal research and product development costs represented 45.0% of total research and product development costs. For the three months ended September 30, 2005, internal research and product development costs represented 42.5% of total research and product development costs.
Selling and Distribution Expenses
     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended September 30, 2005, selling and distribution expenses decreased approximately $7.1 million, or 47.3%, to $7.9 million (20.5% of net revenues) from $15.0 million (22.1% of net revenues) in the comparable 2004 period due to:
•	a significant savings in the current period on advertising ($3.4 million in the current period as compared to $8.3 million in the prior period) due to fewer new titles released in the current period,

•	savings in salaries and related overhead costs due to reduced headcount resulting from management’s restructuring plan, and

•	lower variable distribution costs, including freight, shipping and handling, on lower sales.
General and Administrative Expenses
     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended September 30, 2005, general and administrative expenses decreased approximately $1.5 million, or 15.5%, to $8.2 million (21.4% of net revenues) from $9.7 million (14.3% of net revenues) in the comparable 2004 period due to:
•	a reduction of rent and other overhead costs due to the closure of the Beverly and Santa Monica offices and their inclusion in restructuring expense in the current period,

•	a reduction in salary and other related expenses due to office closures and reduced headcount, offset by

•	an increase of $0.7 million in professional fees, including $0.2 million for a settlement with AVG.
Restructuring Expenses
     In the fourth quarter of fiscal 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. The costs associated with these closures incurred in the three months ended September 30, 2005 were $1.5 million. The costs are comprised of $0.5 million of severance and retention costs, $0.4 million of lease related costs, $0.3 million of fixed asset write offs, $0.2 million of miscellaneous expenses related to the transition, and $0.1 million of costs related to the modification of stock options for terminated executives. No such expenses were incurred in the comparable prior period.
Depreciation and Amortization
     Depreciation and amortization for three months ended September 30, 2005 decreased by $0.2 million, or 8.0%, to $2.3 million from $2.5 million in the comparable 2004 period due primarily to assets becoming fully depreciated during the quarter, partially offset by the commencement of depreciation for new assets placed into service.
Interest Expense, net
     Interest expense, net, decreased by $0.2 million to $0.3 million for the three months ended September 30, 2005 from $0.5 million in the comparable 2004 period. The decrease is due to:
•	a decrease in credit facility interest expense of $0.3 million due to decreased borrowings, offset by

•	$0.1 million of interest income recorded in the prior period on related party notes receivable from Atari Interactive and Paradigm. No such interest income was record in the current period.
Other Income (Expense)
     Other income (expense) increased from a nominal amount of income for the three months ended September 30, 2004 to expense of $0.2 million for the three months ended September 30, 2005. The expense for the current period is due to a loss realized on the sale of the IESA shares received in connection with the sale of Humongous.
Benefit from Income Taxes
     Benefit from income taxes increased from a benefit of $0.2 million recorded in the three months ended September 30, 2004 to a benefit of $0.3 million for the three months ended September 30, 2005. The benefit recorded in the three months ended September 30, 2005 resulted from the reversal of a prior period tax reserve pursuant to a successful IRS examination of the tax year ended June 30, 2003 completed in the current period. The benefit recorded in the prior comparable quarter resulted from the reversal of the prior quarter’s federal and state alternative minimum tax provision.
(Loss) from Discontinued Operations of Humongous Entertainment
     Loss from discontinued operations of Humongous Entertainment increased by $0.5 million from $0.9 million for the three months ended September 30, 2004 to $1.4 million for the three months ended September 30, 2005. The increase is attributable to a drop off in net revenues of approximately $3.1 million and severance costs in the current period of $0.6 million, offset by savings of approximately $1.4 million in costs of goods sold due to reduced sales volume, and decreased spend on advertising, research and product development, overhead, and distribution costs of approximately $1.8 million.
Six months ended September 30, 2005 (unaudited) versus the six months ended September 30, 2004 (unaudited)
Consolidated Statement of Operations (dollars in thousands):

	Six		Six
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	September 30,	Revenues	September 30,	Revenues	(Unfavorable)/
	2004	2004	2005	2005	Favorable

Net revenues	$176,108	100.0%	$62,601	100.0%	$(113,507)
Cost of goods sold	90,288	51.3%	41,055	65.6%	49,233

Gross profit	85,820	48.7%	21,546	34.4%	(64,274)
Research and product development	32,503	18.5%	36,231	57.9%	(3,728)
Selling and distribution expenses	31,752	18.0%	14,857	23.7%	16,895
General and administrative expenses	17,224	9.7%	16,164	25.9%	1,060
Restructuring expenses	—	0.0%	3,701	5.9%	(3,701)
Depreciation and amortization	5,220	3.0%	4,589	7.3%	631

Operating (loss)	(879)	(0.5)%	(53,996)	(86.3)%	(53,117)
Interest expense, net	(701)	(0.4)%	(345)	(0.5)%	356
Other income (expense)	33	0.0%	(236)	(0.4)%	(269)

(Loss) before (benefit from) income taxes	(1,547)	(0.9)%	(54,577)	(87.2)%	(53,030)
Provision for (benefit from) income taxes	382	0.2%	(283)	(0.5)%	665

(Loss) from continuing operations	(1,929)	(1.1)%	(54,294)	(86.7)%	(52,365)
(Loss) from discontinued operations of Humongous Entertainment	(2,906)	(1.6)%	(3,734)	(6.0)%	(828)

Net (loss)	$(4,835)	(2.7)%	$(58,028)	(92.7)%	$(53,193)

Net Revenues
Net Revenues by Segment (in thousands):

	Six Months
	Ended
	September 30,		Favorable/
	2004	2005	(Unfavorable)
Publishing	$152,120	$35,371	$(116,749)
Distribution	23,988	27,230	3,242

Total	$176,108	$62,601	$(113,507)

Net revenues for the six months ended September 30, 2005 decreased approximately $113.5 million or 64.5% from $176.1 million to $62.6 million.
•	Publishing net revenues decreased $116.7 million from $152.1 million for the six months ended September 30, 2004 to $35.4 million for the six months ended September 30, 2005. The decrease is due to fewer new releases in the current period, and the highly successful release of DRIV3R in the prior comparable period.
o	Net product sales for all new releases during the current period were $14.0 million and include Atari Flashback 2 (Plug and Play), Indigo Prophecy (PC, PlayStation 2, and Xbox), Dragon Ball Z: Transformations (Game Boy Advance), and Roller Coaster Tycoon 3: Soaked! (PC).

o	Prior period net revenues for DRIV3R were approximately $37.9 million alone, and other new releases in the prior year aggregating an additional $38.8 million included Transformers (PlayStation 2), Test Drive: Eve of Destruction (PlayStation 2 and Xbox), Dragon Ball Z: Super Sonic Warriors (Game Boy Advance), Duel Masters: Sempai Legends (Game Boy Advance), and Shadow Ops: Red Mercury (Xbox).

o	Back catalogue reorder sales decreased by approximately 49.3% from the prior year. The prior comparable period’s sales included strong reorders of Unreal Tournament 2004, Dragon Ball Z: Budokai 2, and Enter the Matrix.
•	Publishing net revenue during the current period includes $3.7 million of international royalties earned on IESA’s international sales of our titles, primarily for sales of Indigo Prophecy, released in September 2005. Publishing net revenue during the six months ended September 30, 2004 included international royalties of $16.3 million, primarily from $14.6 million from international sales of DRIV3R.

•	The overall average sales price (“ASP”) of the publishing business has decreased by 18.2% over the prior year from $19.92 to $16.30 due to a significant shift in platform mix toward a higher percentage mix of PC sales (which carries an ASP of $12.71 in the current period), offset by the inclusion in the current period of plug and play sales, which have an ASP of $21.09. The current year to date mix consisted of 45.5% PC product, 39.0% console product, and 15.5% plug and play product. The prior year’s mix consisted of 80.6% console product and 19.4% PC product.

•	Total distribution net revenues for the six months ended September 30, 2005 increased approximately $3.2 million or 13.5% from the comparable 2004 period due to an increase in ASP for distribution products from $14.87 in the 2004 period to $17.33 in the current period, as well as the inclusion of Humongous, Inc. as a distributed third party in the current period.

Gross Profit
Platform mix for the six months ended September 30, 2004 and 2005 is summarized below:

	Publishing Platform Mix
	2004	2005
PC	19.4%	45.5%
Plug and play	0.0%	15.5%
PlayStation 2	43.4%	15.1%
Game Boy Advance	14.0%	11.3%
Xbox	18.9%	7.1%
Game Cube	2.8%	4.7%
Nintendo DS	0.0%	0.6%
PlayStation	1.5%	0.2%

Total	100.0%	100.0%
     Gross profit decreased to $21.5 million for the six months ended September 30, 2005 from $85.8 million in the comparable 2004 period primarily from decreased sales volume. Gross profit as a percentage of net revenues decreased from 48.7% for the six months ended September 30, 2004 to 34.4% in the comparable 2005 period. The decrease is due to the following:
•	higher distribution net revenues (on which we incur higher costs) as a percentage of total net revenues, which increased from 13.6% for the three months ended September 30, 2004 to 43.5% for the three months ended September 30, 2005, and

•	higher international royalty income in the prior period, which has a lower associated royalty expense.
Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers on products that are currently in development and billings from related party developers. These expenses for the six months ended September 30, 2005 increased approximately $3.7 million, or 11.4%, to $36.2 million (57.9% of net revenues) from $32.5 million (18.5% of net revenues) in the comparable 2004 period due to:
•	increased spending for certain projects currently in development at our related party development studios, compounded by

•	higher costs for current titles in development with external developers.
For the six months ended September 30, 2004, internal research and product development costs represented 46.6% of total research and product development costs. For the six months ended September 30, 2005, internal research and product development costs represented 43.1% of total research and product development costs.
Selling and Distribution Expenses
     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the six months ended September 30, 2005, selling and distribution expenses decreased approximately $16.9 million, or 53.1%, to $14.9 million (23.7% of net revenues) from $31.8 million (18.0% of net revenues) in the comparable 2004 period due to:
•	a significant savings in the current period on advertising ($6.2 million in the current period as compared to $18.3 million in the prior period) due to fewer new titles released,

•	savings in salaries and related overhead costs due to reduced headcount resulting from management’s restructuring plan,

•	lower variable distribution costs, including freight, shipping and handling, on lower sales.

General and Administrative Expenses
     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the six months ended September 30, 2005, general and administrative expenses decreased approximately $1.0 million, or 5.8%, to $16.2 million (25.9% of net revenues) from $17.2 million (9.7% of net revenues) in the comparable 2004 period due to:
•	a reduction in salary and other related expenses due to office closures and reduced headcount,

•	a reduction of rent and other overhead costs due to the closure of the Beverly and Santa Monica offices, offset by

•	an increase of $1.1 million in professional fees, including $0.2 million for a settlement with AVG.
Restructuring Expenses
     In the fourth quarter of fiscal 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. The costs associated with these closures incurred in the six months ended September 30, 2005 were $3.7 million. The costs are comprised of $1.8 million of severance and retention costs, $0.8 million of lease related costs, $0.4 million of costs related to the modification of stock options for terminated executives, $0.4 million of miscellaneous expenses related to the transition, and $0.3 million of fixed asset write offs. No such expenses were incurred in the comparable prior period.
Depreciation and Amortization
     Depreciation and amortization for six months ended September 30, 2005 decreased by $0.6 million, or 11.5%, to $4.6 million from $5.2 million in the comparable 2004 period due primarily to assets becoming fully depreciated during the year as well as prior year inclusion of depreciation expense for assets from the Beverly and Santa Monica studios which were written off in the current period, partially offset by the commencement of depreciation for new assets placed into service.
Interest Expense, net
     Interest expense, net, decreased by $0.4 million to $0.3 million for the six months ended September 30, 2005 from $0.7 million in the comparable 2004 period, due to a decrease in credit facility interest expense of $0.4 million due to decreased borrowings.
Other Income (Expense)
     Other income (expense) increased from a nominal amount of income for the six months ended September 30, 2004 to expense of $0.2 million for the six months ended September 30, 2005. The expense for the current period is due to a loss realized on the sale of the IESA shares received in connection with the sale of Humongous.
Provision for (Benefit from) Income Taxes
     Provision for (benefit from) income taxes decreased from a provision of $0.4 million in the six months ended September 30, 2004 to a benefit of $0.3 million for the six months ended September 30, 2005. During the period ended September 30, 2004, we recorded a provision of approximately $0.2 million for a potential tax expense at our UK subsidiary as well as state taxes. The benefit recorded in the six months ended September 30, 2005 resulted from the reversal of a prior period tax reserve pursuant to a successful IRS examination of the tax year ended June 30, 2003 completed in the current period.
(Loss) from Discontinued Operations of Humongous Entertainment
     Loss from discontinued operations of Humongous Entertainment increased by $0.8 million from $2.9 million for the six months ended September 30, 2004 to $3.7 million for the six months ended September 30, 2005. The increase is attributable to a drop off in net revenues of approximately $5.0 million and severance and restructuring costs in the current period of $1.2 million, offset by savings of approximately $2.1 million in costs of goods sold due to reduced sales volume, and decreased spend on advertising, research and product development, overhead, and distribution costs of approximately $3.3 million.

Liquidity and Capital Resources
Overview
     As of September 30, 2005, assuming continued support from IESA, management believes that we have sufficient capital resources to finance our operational requirements for the next twelve months, including the funding of the development, production, marketing and sale of new products, the purchases of equipment, and the acquisition of certain intellectual property rights for future products.
     However, due to major shifts in product release dates and increased development investment for future product releases, our results of operations for the first two quarters of fiscal 2006 were not in line with prior year or with management expectations. Our net revenues for the first two quarters of fiscal 2006 were only 35.5% of those in the same period of fiscal 2005. Primarily because of this, we had a net loss of $58.0 million in the first two quarters of fiscal 2006, compared with a net loss of $4.8 million in the same period of the prior year. For the remainder of the 2006 fiscal year, we expect to release significantly fewer titles than we have historically. As a result, our revenue will not be in line with its historical levels. However, management expects our results will improve as compared to our first two quarters of this year. Additionally, our sales growth and profitability have not been at the same level as our more successful competitors. In order for management to continue to compete directly with these competitors, maintain and/or increase our net revenues, and complete the redirection of the focus of our product portfolio, we will need to make a significant investment in the expansion of our product development efforts. This investment is critical in order to maintain and grow our business, keep up to date with changing technology (including new hardware platforms scheduled to be introduced in late 2005 and in 2006), attract premier development partners, and secure profitable intellectual properties. In order to maintain and grow our business, we will need to raise significant capital. However, we cannot guarantee that this capital will be raised or that we will be successful in our strategic initiatives. We have discussed capital raising initiatives, including timing, structure, and the further sale of assets, with our majority stockholder. Additionally, we have engaged two consulting groups to assist us in achieving out strategic initiatives.
Cash Flows
(in thousands)

	March 31,	September 30,
	2005	2005
Cash	$10,433	$2,457
Working capital	$35,651	$4,769

	Six Months Ended
	September 30,
	2004	2005
Cash used in operating activities	$(8,773)	$(23,525)
Cash provided by investing activities	105	8,293
Cash provided by financing activities	54	7,293
Effect of exchange rates on cash	(8)	(37)

Net decrease in cash	$(8,622)	$(7,976)

     During the six months ended September 30, 2005, the net loss of $58.0 million was offset by collections of outstanding trade receivables from releases in late fiscal 2005. This activity resulted in cash usage from continuing operations of $20.5 million. This usage was increased by $3.0 million from funding of our discontinued operations.
     During the six months ended September 30, 2005, investing activities provided cash of $8.3 million, primarily from the sale of IESA common stock that were acquired in the sale of Humongous Entertainment to Humongous Inc., a subsidiary of IESA. This cash was offset by $1.8 million of purchases of fixed assets. During the six months ended September 30, 2004, cash used in investing activities for the purchase of fixed assets was offset by the collection of $1.3 million on notes receivable issued to related parties.

     During the six months ended September 30, 2005, cash provided by financing activities of $7.3 million was primarily due to the issuance of shares of our common stock to third party investors in a private placement. During the six months ended September 30, 2004, our financing activities provided for a nominal amount of cash.
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
     We do not currently have any material commitments with respect to any capital expenditures. However, we do have commitments to pay royalty and license advances, milestone payments, operating lease obligations and capital lease obligations.
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
Credit Facilities
     HSBC Loan and Security Agreement
     On May 13, 2005 (amended August 9, 2005), we obtained a one year $50.0 million revolving credit facility with HSBC, pursuant to a Loan and Security Agreement, to fund our working capital and general corporate needs. Loans under the revolving credit facility are determined based on percentages of our eligible receivables and eligible inventory for certain seasonal peak periods. The revolving credit facility bears interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We are required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million. The revolving credit facility contains certain financial covenants that require us to maintain enumerated EBITDA, tangible net worth, and working capital minimums. In addition, amounts outstanding under the revolving credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment and excluding certain non-U.S. assets. As of September 30, 2005, we have met all covenants in our HSBC revolving credit facility. As of November 2, 2005, we have borrowed approximately $11.0 million and we expect to continue to borrow under this facility through out the third quarter to help fund operations and to prepare ourselves for the upcoming holiday season.
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

Contractual Obligations
     As of September 30, 2005, royalty and license advance obligations, milestone payments, and future minimum lease obligations under non-cancelable operating and capital leases are summarized as follows (in thousands):
Contractual Obligations
Payments Due by Period

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Royalty and license advances (1)	$878	$1,058	$150	$—	$2,086
Milestone payments (2)	3,228	—	—	—	3,228
Operating lease obligations (3)	4,801	3,988	1,342	—	10,131
Capital lease obligations (4)	194	144	—	—	338

Total	$9,101	$5,190	$1,492	$—	$15,783

(1)	We have committed to pay advance payments under certain royalty and license agreements. These commitments are accrued when significant obligations of performance are met and due and payable upon delivery of those performances or predetermined dates.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from fiscal 2006 through fiscal 2013. These are future minimum annual rental payments required under the leases, including a related party sub-lease with Atari Interactive.

(4)	We entered into several capital leases for computer equipment beginning in the third quarter of fiscal 2005. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term.

IESA Liquidity
     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and Mexico, and for which we pay royalties to IESA. Both IESA and Atari Interactive, through the ownership of intellectual property or through the development of products, are material sources of products which we market in the United States and Canada. During fiscal 2005, Atari Interactive was the source of approximately 38% of our publishing net revenues and we generated approximately 5% of our net revenues from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions. For the six months ended September 30, 2005, Atari Interactive was the source of approximately 46% of our publishing net revenues and we generated approximately 6% of our net revenues from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.
     As of the date of this report, IESA beneficially owns, directly and indirectly, approximately 51% of our stock. Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. However, IESA has taken steps which have improved its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. Although IESA has improved its financial stability, it has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is limited.
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

     If the above contingencies occurred, we probably would be forced to take actions that could include, but would not necessarily be limited to, a significant reduction in our expenditures for internal and external new product development, marketing programs, and the implementation of a comprehensive cost reduction program to reduce our overhead expenses. These actions, should they become necessary, could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. At present there can be no assurance regarding any of the foregoing contingencies and management will continue to monitor these developments closely.
     Atari and IESA have successfully completed a series of transactions which has improved our liquidity. IESA has represented to Atari’s management that they will fund transactions between us, similar to those accomplished in the current quarter, through a variety of means, including additional funding, capital contribution, modification of the terms of existing indebtedness and related party licensing arrangements, and the sale of IESA stock and/or assets for cash. It is our understanding that IESA’s current financial position would not prohibit IESA’s ability to consummate any such transactions, should the need arise to support our liquidity.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, restructuring reserve, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $3.7 million of our revenue for the six months ended September 30, 2005. We also pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of September 30, 2005, foreign subsidiaries represented 0.0% and 1.2% of consolidated net revenues and total assets, respectively. We also recorded approximately $5.2 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     During the six months ended September 30, 2005, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution of which would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters in which there were material developments during the quarter. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
     Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein will not have a material adverse effect on our liquidity, financial condition or results of operations.
Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC
     On May 17, 2004, we and Atari Interactive together with Hasbro filed a complaint against Games, its CEO, Ach, and Chicago West Pullman in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended. The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain website assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games nevertheless continued to use plaintiffs’ intellectual property. On May 18, 2004, the Court granted a temporary restraining order against Games and Ach and scheduled a preliminary injunction hearing for May 28, 2004, which was postponed until June 11, 2004. Prior to that hearing, Games’ agreed to the preliminary injunction and the Court signed an order granting the preliminary injunction pending the outcome of the case.
     On June 16, 2004, Games served its Answer and Counterclaim to the complaint. In its Counterclaim, Games alleges that plaintiffs breached the Agreement and a Settlement Agreement dated March 31, 2004 by, inter alia, licensing other websites to use online play of certain Atari and Hasbro games that Games claimed were part of its exclusive license under the Agreement.
     On July 6, 2004, plaintiffs submitted a letter brief setting forth its generic disclosures to the Games’ discovery requests to the Court and also served Games with its Rule 26(a)(1) initial disclosures and Answer to the Counterclaim.
     On July 15, 2004, the Court granted the majority of plaintiffs’ motion to quash Games’ discovery requests.

     The parties completed discovery, and plaintiffs filed their motion for summary judgment, and motion for contempt sanctions, on November 29, 2004. The Court heard oral argument on these motions on January 12, 2005.
     On February 23, 2005, the Court issued an order granting plaintiffs’ motion to dismiss certain of Games’ Counterclaims, and on March 11, 2005, the Court granted Atari’s motion for summary judgment on its breach of contract claim and dismissed Games’ remaining Counterclaims. The Court denied Games’ motion for reconsideration on April 4, 2005. On May 4, 2005, the Court issued a memorandum order granting us damages in the following amount: (1) immediate payment of $3,104,108, plus interest at an annual rate of 9% from April 30, 2004; (2) immediate redemption of 10,250 shares of Games, Inc. stock for $1.025 million, plus interest at an annual rate of 9% from April 30, 2004; (3) immediate redemption of 10,000 additional shares of Games, Inc. stock for $1 million; (4) redemption of the remaining 10,000 shares at any time after December 29, 2005. The order provides that the “judgment runs directly against Games but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach.” The Court’s order also lifted the preliminary injunction imposed at the outset of the case.
     Ach filed a motion for reconsideration concerning the Court’s ruling that the judgment would run directly against Ach, and Atari requested that the Court issue a permanent injunction and clarify certain aspects of the judgment. On May 27, 2005, the Court issued an order denying Ach’s motion for reconsideration and confirming its earlier ruling that the judgment would run against Ach personally. The Court also clarified that after December 29, 2005, we are entitled to an additional $1 million, representing the cash redemption value of the last 10,000 shares of Games, Inc. stock. The Court also issued a permanent injunction barring Games, Inc. from “selling or distributing any product that contains the intellectual property” that is the subject of the asset purchase agreement. The remaining elements of the original judgment remain in place.
     On June 29, 2005, the Clerk of the District Court entered an amendment judgment stating that we were entitled to the following damages: (1) immediate payment of $3,104,108, plus interest at the annual rate of 9% from April 30, 2004, (2) immediate redemption of the initial 10,250 shares for $1.025 million, plus interest at the annual rate of 9% from April 30, 2004, (3) immediate redemption of 10,000 additional shares for $1 million, (4) the $50,000 bond that plaintiffs posted on May 19, 2004 to secure a temporary restraining order in this case is exonerated, (5) redemption of the remaining 10,000 shares at any time after December 29, 2005 at a price of $100 per share, for a total of $1 million, (6) plaintiffs collectively are entitled to recoup their $150 filing fee, (7) this judgment runs directly against Games, but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach, (8) the preliminary injunction is lifted, and (9) defendant Games, Inc. is enjoined from selling or distributing any product that contains the intellectual property it licensed in its contract with us.
     On June 28 and June 29, 2005, defendants made motions to (1) gain additional discovery regarding which of the plaintiffs now owns stock in Games, Inc., (2) have the court make additional rulings as to issues that were in dispute between the parties that the Court found it did not have to reach in its prior determination awarding summary judgment, and (3) have the amended judgment stayed pending appeal. In June 29, 2005, the Court denied all three motions.

     On June 30, 2005, defendants filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.
     On July 6, 2005, defendants filed a motion for a stay of enforcement of amended judgment pending resolution of appeal. On July 13, 2005, the Court of Appeals granted a temporary stay of execution and ordered defendants to post a supersedeas bond in the amount of $1 million to be posted on or before July 20, 2005 for the stay to continue. On July 19, 2005, plaintiffs filed their opposition to defendants’ motion. On July 26, defendants filed a Letter of Credit issued to us as beneficiary.
     On August 2, 2005, the Court of Appeals heard oral argument on defendants’ motion for a stay. On August 3, 2005, the Court of Appeals denied defendants’ motion for a stay, holding that defendants did not show a substantial likelihood of success on appeal or that they would suffer irreparable injury if a stay was not issued.
     Defendants filed their initial brief on September 8, 2005 and Atari filed its response brief on October 11, 2005. No date has yet been set for oral argument.
     On August 5, 2005, we served information subpoenas on Games, Chicago West Pullman, and Ach, seeking discovery regarding defendant’s assets and liabilities. Games, Inc. responded on August 26, 2005. Responses from CWP and Ach are due on September 8, 2005.
     On August 26, 2005, Atari filed a garnishment proceeding in Hamilton County Court of Common Pleas in Cincinnati, Ohio seeking to restrain assets of Games, Chicago West Pullman, and Ach held at Fifth Third Bank.
     On September 21, 2005, Games, Chicago West Pullman, and Ach filed a complaint and motion for temporary restraining order in the Court of Common Pleas, Hamilton County, Ohio against us, Atari Interactive, and Hasbro to restrain them from executing upon the judgment in Ohio. On September 23, 2005, the parties agreed to postpone a hearing on the temporary restraining order while Games, Chicago West Pullman, and Ach voluntarily provide information concerning their assets. An answer is due on November 15, 2005.
     As of September 30, 2005, in accordance with FASB Statement No. 5, “Accounting for Contingencies”, no gain contingency has been recorded.
American Video Graphics, L.P., v. Electronic Arts, Inc. et al.
     On August 23, 2004, AVG filed a lawsuit against us, Electronic Arts, Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision, Inc., THQ, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED). We were served with the Summons and Complaint on September 7, 2004. The Complaint alleges infringement of U.S. Patent No. 4,734,690 (method and apparatus for spherical panning) and seeks unspecified damages. We were served with a First Amended Complaint on or about October 7, 2004, which amended the original Complaint to properly name certain of the other defendants in the suit. We filed an Answer on November 8, 2004.
     On February 7, 2005, a Second Amended Complaint was filed against all of the above defendants, plus Sony Online Entertainment, Inc., Sony Computer Entertainment America, Inc., Microsoft Corp., and Nintendo of America, Inc. We answered the Second Amended Complaint on February 24, 2005.
     On October 19, 2005, we and AVG executed a Patent License and Settlement Agreement pursuant to which we recorded $283,400 in full settlement of the lawsuit and received an irrevocable, nonexclusive, worldwide license to use, publish, sell, etc. products covered by the AVG patents.
iEntertainment Network, Inc. v. Epic Games, Inc., Atari, Inc. Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.
     On December 22, 2004, we were served with a Complaint by iEntertainment, Inc. The Complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1)) and names the following defendants: us, Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of

Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The Complaint alleges infringement of U.S. Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. We answered the Complaint on or about March 28, 2005. Discovery is ongoing.
Mr. M.L. Edmondson v. Reflections Interactive Limited
     On March 4, 2005, Martin Lee Edmondson, the former Managing Director of Reflections Interactive Limited, our wholly-owned UK subsidiary, filed a Notice of Claim with the Newcastle upon Tyne Employment Tribunal claiming constructive unfair dismissal as a result of Reflections alleged repudiatory breach of a contract of employment that necessitated Mr. Edmondson’s resignation. Mr. Edmondson was seeking a declaration that he was unfairly dismissed and compensation in an unspecified amount for such dismissal. Compensation in the Employment Tribunal is limited to £55,000 in respect of the maximum compensatory award. Mr. Edmondson could be awarded for unfair dismissal, together with a maximum basic award of (depending on age and length of service) £1,350 to £2,025. On April 1, 2005, Reflections filed a Response denying that there was a fundamental breach of contract that entitled Mr. Edmondson to resign and claim constructive dismissal. The parties have concluded a negotiation process with Mr. Edmondson whereby Mr. Edmondson agreed to withdraw his claims against us in return for a settlement payment. Mr. Edmondson signed the Compromise Agreement on August 9, 2005 and the Agreement was executed by us and Reflections on August 12, 2005. Mr. Edmondson has now withdrawn his claim and the Employment Tribunal dismissed the claim on September 15, 2005.
Bouchat v. Champion Products, et.al. (Accolade)
     This suit involving Accolade, Inc. (a predecessor entity of Atari, Inc.) was filed in 1999 in the District Court of Maryland. The plaintiff originally sued the NFL claiming copyright infringement of a logo being used by the Baltimore Ravens that plaintiff allegedly designed. The plaintiff then also sued nearly 500 other defendants, licensees of the NFL, on the same basis. The NFL hired White & Case to represent all the defendants. Plaintiff filed an amended complaint in 2002. In 2003, the District Court held that plaintiff was precluded from recovering actual damages, profits or statutory damages against the defendants, including Accolade. Plaintiff has appealed the District Court’s ruling to the Fourth Circuit Court of Appeals. White & Case continues to represent Accolade and the NFL continues to bear the cost of the defense.
Indigo Moon Productions, LLC v. Hasbro, Inc., et al.
     On August 12, 2005, Indigo Moon Productions, LLC, or Indigo Moon, filed a lawsuit against Hasbro, Hasbro Interactive, Atari Interactive, us and Infogrames, Inc. (n/k/a Atari, Inc.) in the United States District Court in the Western District of Kentucky. Indigo Moon alleges that on or about June 28, 2000, Indigo Moon and Hasbro Interactive (n/k/a Atari Interactive) entered into a Confidential Information Agreement for sharing information regarding the possibility of cooperating on the production or exploitation of interactive games. Indigo Moon alleges that it provided Atari Interactive with designs and concepts for a computerized version of Clue and that Atari Interactive represented that it would compensate Indigo Moon for its work, but did not. Indigo Moon further alleges that in October 2003 Hasbro, Atari Interactive and/or Infogrames, Inc. released a Clue FX Game and that in the spring of 2005 Hasbro, Atari Interactive and/or Infogrames, Inc. released Clue Mysteries, each of which allegedly incorporates Indigo Moon’s work. Indigo Moon’s complaint alleges the following specific causes of action: breach of express contract, breach of implied contract, promissory estoppel, quasi-contract and unjust enrichment, breach of a confidential relationship and misappropriation of trade secret; and seeks unspecified damages.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As disclosed in our Current Reports on Form 8-K filed on September 6, 2005 and September 16, 2005, during the quarter ended September 30, 2005, we issued an aggregate of 13,405,309 unregistered shares of our Common Stock. All such shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption contained in Section 4(2) of that Act, because the issuances of the shares did not involve a public offering. However, we have filed registration statements on Form S-3 with respect to the resale of 7,260,258 of such shares. Those registration statements are not yet effective.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders was held on September 21, 2005. Of the 121,331,717 shares of common stock outstanding and entitled to vote at the Annual Meeting, 117,621,697 shares were present in person or by proxy, each entitled to one vote on each matter to come before the meeting. The matters acted upon at our 2005 Annual Meeting of Stockholders, and the voting tabulation for each such matter are as follows:

     Proposal 1. To elect two Class I directors to hold office until the 2008 Annual Meeting of Stockholders.

	For	Withheld
CLASS I

Thomas A. Heymann	95,358,902	22,262,795
Thomas Schmider	95,980,641	21,641,056

*  With respect to the election of directors, there were no abstentions or broker non-votes because, pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nominees named.
     Proposal 2. To approve the Company’s 2005 Stock Incentive Plan.

For	Against	Abstain	Non-Votes
94,829,947	8,221,322	73,990	14,496,438
     Proposal 3. To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2006.

For	Against	Abstain
116,168,378	1,418,265	35,054
     As set forth above, at the Annual Meeting, Thomas A. Heymann and Thomas Schmider were elected as Class I directors. The five remaining members of our Board of Directors, who are in Classes II and III with terms that do not expire until the 2006 Annual Meeting of Stockholders and 2007 Annual Meeting of Stockholders, respectively, are James Ackerly (Class II), Bruno Bonnell (Class III), Denis Guyennot (Class II), Ann E. Kronen (Class II) and David C. Ward (Class III).
Item 6. Exhibits ++
(a)	Exhibits

10.1	First Amendment to Loan and Security Agreement, dated as of June 30, 2005, between the Company and HSBC Business Credit (USA) Inc.

10.2	Agreement for Purchase and Sale of Assets, dated August 22, 2005, between the Company and Humongous, Inc.

10.3	Stock Transfer Agreement, dated August 22, 2005, among the Company, Infogrames Entertainment, S.A. and Atari Interactive, Inc. (English Translation).

10.4	Liquidity Agreement, dated August 22, 2005, between the Company and Infogrames Entertainment, S.A.

10.5	Distribution Agreement, dated August 22, 2005, between the Company and Humongous, Inc.

10.6	Amendment No. 1 Trademark License Agreement, dated August 22, 2005, among the Company, Atari Interactive, Inc. and Infogrames Entertainment, S.A.

10.7	Agreement Regarding Issuance of Shares, dated September 15, 2005, between the Company and Infogrames Entertainment, S.A.

10.8	GT Interactive UK Settlement of Indebtedness Agreement, dated as of September 15, 2005, among the Company and Atari UK, Infogrames Entertainment, S.A. and all of its subsidiaries.

10.9	Form of Securities Purchase Agreement, dated September 15, 2005, between the Company and the listed investors.

10.10*	Atari, Inc. 2005 Stock Incentive Plan.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment to Confidential License Agreement for Nintendo GameCube, effective March 29, 2005, between the Company and Nintendo of America Inc.

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement.

++	Certain schedules and exhibits to the documents listed in this index are not being filed because we believe that the information contained therein is not material. Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.
By:	/s/ Diane Price Baker
Diane Price Baker
Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: November 9, 2005

INDEX TO EXHIBITS++

Exhibit No.	Description
10.1	First Amendment to Loan and Security Agreement, dated as of June 30, 2005, between the Company and HSBC Business Credit (USA) Inc.

10.2	Agreement for Purchase and Sale of Assets, dated August 22, 2005, between the Company and Humongous, Inc.

10.3	Stock Transfer Agreement, dated August 22, 2005, among the Company, Infogrames Entertainment, S.A. and Atari Interactive, Inc. (English Translation).

10.4	Liquidity Agreement, dated August 22, 2005, between the Company and Infogrames Entertainment, S.A.

10.5	Distribution Agreement, dated August 22, 2005, between the Company and Humongous, Inc.

10.6	Amendment No. 1 Trademark License Agreement, dated August 22, 2005, among the Company, Atari Interactive, Inc. and Infogrames Entertainment, S.A.

10.7	Agreement Regarding Issuance of Shares, dated September 15, 2005, between the Company and Infogrames Entertainment, S.A.

10.8	GT Interactive UK Settlement of Indebtedness Agreement, dated as of September 15, 2005, among the Company and Atari UK, Infogrames Entertainment, S.A. and all of its subsidiaries.

10.9	Form of Securities Purchase Agreement, dated September 15, 2005, between the Company and the listed investors.

10.10*	Atari, Inc. 2005 Stock Incentive Plan.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment to Confidential License Agreement for Nintendo GameCube, effective March 29, 2005, between the Company and Nintendo of America Inc.

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement filed pursuant to Item 6(a) of Form 10-Q.

++	Certain schedules and exhibits to the documents listed in this index are not being filed because we believe that the information contained therein is not material. Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.