Form 10-K/A
period 2005-03-31
ATARI INC
filed 2005-11-21
CIK 1002607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE
     This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, originally filed on June 14, 2005 and amended on October 18, 2005 (the “Original Filing”). The Securities Exchange Commission has denied confidential treatment with respect to the term of the agreement filed as Exhibit 99.2. Accordingly, the Registrant is filing a new Exhibit 99.2 that includes such previously redacted information. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment currently dated management certifications.
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

ATARI, INC.
By:	/s/ Bruno Bonnell
	Name:	Bruno Bonnell
	Title:	Chief Executive Officer

Date: November 17, 2005

EXHIBIT INDEX

Exhibits
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 ‡	Amendment to the Xbox® Publisher Licensing Agreement, dated March 1, 2005.

‡	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.