Form 10-Q
period 2005-12-31
ATARI INC
filed 2006-02-22
CIK 1002607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of February 21, 2006, there were 134,755,992 shares of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
DECEMBER 31, 2005 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2005	2005

ASSETS
Current assets:
Cash	$10,433	$3,454
Receivables, net of reserves of $24,285 and $24,441, at March 31, 2005 and December 31, 2005, respectively	42,179	31,702
Inventories, net	25,209	28,898
Due from related parties (Note 7)	248	11,209
Prepaid expenses and other current assets	22,529	11,026
Assets of discontinued operations (Note 10)	3,555	220

Total current assets	104,153	86,509
Property and equipment, net	8,289	6,603
Goodwill	70,224	66,398
Other assets	7,373	5,721

Total assets	$190,039	$165,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,756	$27,974
Accrued liabilities	18,999	23,345
Royalties payable	13,641	15,689
Revolving credit facility	—	4,399
Due to related parties (Note 7)	5,421	13,330
Liabilities of discontinued operations (Note 10)	2,685	406

Total current liabilities	68,502	85,143
Long-term liabilities	870	625

Total liabilities	69,372	85,768

Commitments and contingencies – See Note 8

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,296 and 134,749 shares issued and outstanding at March 31, 2005 and December 31, 2005, respectively	1,213	1,347
Additional paid-in capital	736,790	758,156
Accumulated deficit	(619,744)	(682,533)
Accumulated other comprehensive income	2,408	2,493

Total stockholders’ equity	120,667	79,463

Total liabilities and stockholders’ equity	$190,039	$165,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2005	2004	2005
Net revenues	$156,364	$100,784	$332,472	$163,385
Costs and expenses:
Cost of goods sold	89,518	60,669	181,596	104,114
Research and product development	15,397	12,965	46,109	46,807
Selling and distribution expenses	19,177	19,629	50,929	34,486
General and administrative expenses	9,765	8,689	26,989	24,852
Restructuring expenses	—	1,144	—	4,845
Depreciation and amortization	2,973	2,076	8,194	6,665

Total costs and expenses	136,830	105,172	313,817	221,769

Operating income (loss)	19,534	(4,388)	18,655	(58,384)
Interest income (expense), net	94	(244)	(608)	(589)
Other (expense) income	(11)	19	23	(217)

Income (loss) before provision for (benefit from) income taxes	19,617	(4,613)	18,070	(59,190)
Provision for (benefit from) income taxes	376	(122)	758	(405)

Income (loss) from continuing operations	19,241	(4,491)	17,312	(58,785)
Income (loss) from discontinued operations of Humongous Entertainment (Note 10), net of tax	365	(270)	(2,541)	(4,004)

Net income (loss)	$19,606	$(4,761)	$14,771	$(62,789)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.16	$(0.03)	$0.14	$(0.46)
Income (loss) from discontinued operations, net of tax	0.00	(0.01)	(0.02)	(0.04)

Net income (loss)	$0.16	$(0.04)	$0.12	$(0.50)

Basic weighted average shares outstanding	121,283	134,749	121,269	126,626

Diluted weighted average shares outstanding	121,376	134,749	121,412	126,626

Net income (loss)	$19,606	$(4,761)	$14,771	$(62,789)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(100)	66	(106)	85
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	(859)	—

Comprehensive income (loss)	$19,506	$(4,695)	$13,806	$(62,704)

See Note 7 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended
	December 31,
	2004	2005
	(as restated — see Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,771	$(62,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations of Humongous Entertainment, net of tax	2,541	4,004
Non-cash restructuring charges	139	701
Loss on sale of IESA shares	—	239
Depreciation and amortization	8,194	6,665
Recognition of deferred income	(2,087)	(57)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	(859)	—
Amortization of deferred financing fees	616	375
Other miscellaneous adjustments to net income (loss)	221	74
Changes in operating assets and liabilities:
Receivables, net	(41,070)	10,487
Inventories, net	(1,782)	(3,454)
Due from related parties	(13,045)	(10,637)
Due to related parties	19,532	15,718
Prepaid expenses and other current assets	(2,124)	8,667
Accounts payable	5,506	275
Accrued liabilities	16,560	1,762
Royalties payable	5,407	3,773
Deferred income and other long-term liabilities	(136)	229
Other assets	(4,986)	1,098

Net cash provided by (used in) continuing operations	7,398	(22,870)
Net cash used in discontinued operations	(762)	(3,668)

Net cash provided by (used in) operating activities	6,636	(26,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of IESA shares	—	10,051
Purchases of property and equipment	(1,534)	(2,093)
Proceeds from sale of property and equipment	21	20

Net cash (used in) provided by continuing operations	(1,513)	7,978
Net cash (used in) discontinued operations	(90)	(5)

Net cash (used in) provided by investing activities	(1,603)	7,973

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under HSBC Business Credit (USA) Inc. revolving credit facility	—	4,399
Proceeds from issuance of common stock	—	7,267
Proceeds from exercise of stock options	88	115
Payments under capitalized lease obligation	(73)	(129)

Net cash provided by financing activities	15	11,652

Effect of exchange rates on cash	43	(66)

Net increase (decrease) in cash	5,091	(6,979)
Cash — beginning of fiscal period	9,607	10,433

Cash — end of fiscal period	$14,698	$3,454

	Nine Months
	Ended
	December 31,
	2004	2005
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	379	247
Income tax refunds	731	1,403

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Receipt of IESA stock for prepayment of Humongous, Inc. inventory and other costs	—	1,972
Issuance of 1,557,668 shares of common stock in lieu of partial royalty payment	—	2,113
Offset of certain related party trade payables against short-term notes receivable from related parties	1,317	—
Offset and assignment of short-term notes receivable from related parties into a secured promissory note	7,254	—
Issuance of a secured promissory note in exchange for certain short-term notes receivable and certain related party trade receivables	(23,059)	—
Offset of certain related party trade payables against a secured promissory note	2,229	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Sale of Humongous Entertainment in exchange for shares of IESA stock	—	8,318
Capital lease obligation for computer equipment	391	107

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 6,145,051 shares of common stock in lieu of payment of net related party payables	—	7,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2005	121,296	$1,213	$736,790	$(619,744)	$2,408	$120,667
Net (loss)	—	—	—	(62,789)	—	(62,789)
Foreign currency translation adjustment	—	—	—	—	85	85
Exercise of stock options	47	—	116	—	—	116
Modification of stock options	—	—	404	—	—	404
Issuance of common stock in lieu of partial royalty payment	1,558	16	2,096	—	—	2,112
Sale of Humongous Entertainment	—	—	3,613	—	—	3,613
Issuance of common stock in lieu of payment of net related party payables (Note 7)	6,145	61	7,927	—	—	7,988
Issuance of common stock	5,703	57	7,210	—	—	7,267

Balance, December 31, 2005	134,749	$1,347	$758,156	$(682,533)	$2,493	$79,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
  Nature of Business
     We are a global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience, as well as a distributor of video game software in North America. We publish and distribute games for all platforms, including Sony PlayStation and PlayStation 2; Nintendo Game Boy, Game Boy Advance, GameCube, and DS; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs. We also publish and sub-license games for the wireless, internet, and other evolving platforms. Our diverse portfolio of products extends across every major video game genre, including action, adventure, strategy, children, family, driving and sports games.
     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At December 31, 2005, IESA owns approximately 51% of us directly and through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”) and its majority-owned subsidiary Atari Interactive, Inc. (“Atari Interactive”).
  Going Concern
     A weak holiday season for the industry combined with underperformance from new product launches and product launch delays have contributed to third quarter results substantially below our expectations. For the three months and nine months ended December 31, 2005, we generated net losses of $4.8 million and $62.8 million, respectively, and are in default of certain financial covenants for the quarter ended December 31, 2005 on our credit facility with HSBC Business Credit (USA) Inc. (“HSBC”). We have been advised by our lender that it will not currently extend further credit under our revolving credit facility because of the default. HSBC also stated that it may agree to review revised business plans or projections and make or not make future advances under the facility, however, it would not do so on the basis of our current business plans. As of the date hereof, we had no balance or letters of credit outstanding under the credit facility. IESA currently plans to provide some financial support to us during our fiscal fourth quarter, however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
     The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a replacement of the credit facility, new arrangements to license intellectual property, the sale of selected intellectual property rights and sale of development studios. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
  Goodwill and Other Intangible Assets
     As of March 31, 2005, our annual fair-value based assessment, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”, did not result in any impairment of goodwill or intangibles. Subsequently, a portion of goodwill relating to our publishing business was allocated to Humongous, Inc., a related party, as part of the sale transaction, which reduced the amount on the balance sheet by $3.8 million (Note 10).
     At December 31, 2005, the video game industry’s transition from current to next generation hardware was well underway. As consumers shift to next generation hardware, demand for games played on current generation hardware and unit prices of those games are expected to decline. The market uncertainties associated with this industry transition, coupled with our own weakened financial condition and product portfolio, could affect the carrying value of our goodwill and intangible assets and we are currently assessing the potential impact of these conditions. We believe our analysis will be completed prior to the filing of our March 31, 2006 annual report on Form 10-K.
     Other intangible assets, included in other assets on the balance sheet, approximate $0.7 million and $0.2 million, net of accumulated amortization of $2.0 million and $2.5 million at March 31, 2005 and December 31, 2005, respectively.
  Basis of Presentation
     Our accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with the instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2005, which we expect to amend for the effects of the restatement discussed in Note 13 to the condensed consolidated financial statements.

  Principles of Consolidation
     The condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
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
  Reclassifications
      We have made certain reclassifications on our condensed consolidated statements of operations in order to provide better insight into the results of operations and to align our presentation to certain industry competitors. We have moved license amortization and license impairments related to products released or previously sold from research and product development to cost of goods sold. Additionally, we have eliminated the gross profit line item and added a subtotal of total costs and expenses on our consolidated statements of operations.
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
  Concentration of Credit Risk
     We extend credit to various companies in the retail and mass merchandising industry for the purchase of our merchandise which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and reserves for potential losses are maintained.
     As of December 31, 2005, we had three customers which aggregated 48% of our accounts receivable. These three customers accounted for approximately 32% of our net revenues for the nine months ended December 31, 2005. These same three customers accounted for approximately 30% of our net revenues for the nine months ended December 31, 2004.
  Research and Product Development Costs
     Research and product development costs related to the design, development and testing of new software products, whether internally or externally developed, are charged to expense as incurred. Research and product development costs also include payments for royalty advances (milestone payments) to third-party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
     Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and product development expenses. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization, when appropriate, over each product’s life cycle. Such change may be implemented prospectively as early as our next fiscal year, beginning on April 1, 2006. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.
  Licenses
     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales to cost of goods sold. Management evaluates the carrying value of these capitalized licenses and records an impairment charge in the period management determines that such capitalized amounts are not expected to be realized. Such impairments are charged to cost of goods sold if the product has released or previously sold and if the product has never been released these impairments are charged to research and development.
  Fair Values of Financial Instruments
     FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, restructuring reserve, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties reflected in the consolidated financial statements approximates fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.
  Long-Lived Assets
     We review long-lived assets, such as fixed assets to be held, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated fair value of the asset is less than the carrying amount of the asset plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds its fair value, as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
  Income Taxes
     We account for income taxes using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. We record an allowance to reduce tax assets to an estimated realizable amount. We monitor our tax liability on a quarterly basis and record the estimated tax obligation based on our current year-to-date results and expectations of the full year results.

  Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”. This Statement requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2005, the adoption of this issue has had no material impact on our consolidated financial statements.
     In December 2004, the FASB issued Statement No. 123-R, “Share Based Payments”. Statement No. 123-R is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in Statement No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. Statement No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share-based payment transactions.
     We plan to adopt Statement No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of Statement No. 123-R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but early adoption is encouraged. As of December 31, 2005, management is currently reviewing the effect that the adoption of Statement No. 123-R will have on our consolidated financial statements.
     In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. As of December 31, 2005, the adoption of this issue has had no material impact on our consolidated financial statements.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of December 31, 2005, the adoption of this issue has had no material impact on our consolidated financial statements.
     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). We are currently evaluating our available alternatives for the adoption of FSP 123(R)-3 and have until the earlier of November 2006 or one year from adoption to make our one-time election.
NOTE 2 – EQUITY
Sale of common stock to third party investors
     On September 15, 2005, we entered into a Securities Purchase Agreement, with each of Sark Master Fund Ltd (“SARK Fund”) and CCM Master Qualified Fund, Ltd., a current shareholder (“CCM Fund”), to issue them an aggregate of 5,702,590 shares of our common stock in private placement transactions. The shares were sold for cash at $1.30 per share for an aggregate offering price of $7.4 million. In connection with the sale, we paid a placement agent fee of approximately $0.1 million.
Sale of Humongous Entertainment
     On August 22, 2005, we sold the Humongous Business (“Humongous”) to IESA in exchange for 4,720,771 of their shares valued at $8.3 million. See Note 10 for further details.
Issuance of common stock as settlement of certain net related party balances
     In September 2005, we entered into two transactions with our majority stockholder, IESA, to settle certain outstanding net related party balances totaling $8.0 million through the issuance of an aggregate of 6,145,051 shares of our common stock. See Note 7 for further details.
NOTE 3 – STOCK BASED COMPENSATION
     We account for employee stock option plans under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Any equity instruments issued, other than to employees, for acquiring goods and services are accounted for using fair value at the date of grant. We have also adopted the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”.
     At December 31, 2005, we had four stock option plans. All options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no compensation cost is recognized. The following table illustrates the effect on income (loss) from continuing operations per share and net income (loss) if we had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2005	2004	2005
Income (loss) from continuing operations:
As reported	$19,241	$(4,491)	$17,312	$(58,785)
Add: Stock-based employee compensation expense, included in reported income (loss) from continuing operations, net of related tax effects	139	—	139	404
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(1,479)	(400)	(3,892)	(1,588)

Pro forma income (loss) from continuing operations	$17,901	$(4,891)	$13,559	$(59,969)

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2005	2004	2005
Income (loss) from continuing operations per share:
Basic and diluted – as reported	$0.16	$(0.03)	$0.14	$(0.46)
Basic and diluted – pro forma	$0.15	$(0.04)	$0.11	$(0.47)

Net income (loss):
As reported	$19,606	$(4,761)	$14,771	$(62,789)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effects	139	—	139	404
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(1,479)	(400)	(3,892)	(1,588)

Pro forma net income (loss)	$18,266	$(5,161)	$11,018	$(63,973)

Net income (loss) per share:
Basic and diluted – as reported	$0.16	$(0.04)	$0.12	$(0.50)
Basic and diluted – pro forma	$0.15	$(0.04)	$0.09	$(0.51)
     The fair market value of options granted under stock option plans during the three months ended December 31, 2004 and 2005 was $1.35 and $1.36, respectively, and during the nine months ended December 31, 2004 and 2005 was $1.50 and $1.78, respectively. Amounts were determined using the Black-Scholes option pricing model using the following assumptions:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2005	2004	2005
Dividend yield	0%	0%	0%	0%
Anticipated volatility	255%	244%	255%	244%
Expected lives	4 years	2 years	4 years	2 years
     The weighted average risk-free interest rate for the three months ended December 31, 2004 and 2005 was 3.40% and 4.30%, respectively, and for the nine months ended December 31, 2004 and 2005 was 3.40% and 4.30%, respectively.
NOTE 4 – NET INCOME (LOSS) PER SHARE
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

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2005	2004	2005
Basic and diluted earnings per share calculation:
Income (loss) from continuing operations	$19,241	$(4,491)	$17,312	$(58,785)
Income (loss) from discontinued operations of Humongous Entertainment, net of tax	365	(270)	(2,541)	(4,004)

Net income (loss)	$19,606	$(4,761)	$14,771	$(62,789)

Basic weighted average shares outstanding	121,283	134,749	121,269	126,626
Dilutive potential common shares:
Employee stock options and warrants	93	—	143	—

Diluted weighted average shares outstanding	121,376	134,749	121,412	126,626

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2005	2004	2005
Basic and diluted income (loss) from continuing operations per share	$0.16	$(0.03)	$0.14	$(0.46)
Basic and diluted income (loss) from discontinued operations of Humongous Entertainment per share	0.00	(0.01)	(0.02)	(0.04)

Basic and diluted net income (loss) per share	$0.16	$(0.04)	$0.12	$(0.50)

     The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months and nine months ended December 31, 2004 was 8,889,000 and 6,766,000, respectively, due to stock options and warrants in which the exercise price is greater than the average market price of the common shares during the period. For three months and nine months ended December 31, 2005, the number of antidilutive shares that were excluded from the diluted earnings per share calculation were 9,629,000 and 9,412,000, respectively, due to the net loss for each period presented.
NOTE 5 – BALANCE SHEET DETAILS
Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2005
Finished goods, net	$21,726	$25,533
Return inventory, net	3,379	3,114
Raw materials, net	104	251

	$25,209	$28,898

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2005	2005
Licenses short-term	$6,795	$4,979
Prepaid insurance	1,130	1,316
Royalties receivable	6,551	1,101
Atari name license	3,350	860
Income taxes receivable	1,533	80
Other prepaid expenses and current assets	3,170	2,690

	$22,529	$11,026

Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2005	2005
Accrued advertising	$1,810	$7,560
Accrued distribution services	3,332	4,320
Accrued salary and related costs	3,344	2,668
Accrued professional fees and other services	1,418	2,010
Accrued third-party development expenses	2,551	1,908
Restructuring reserve	1,885	960
Accrued freight and handling fees	1,141	852
Income taxes payable	500	85
Other	3,018	2,982

	$18,999	$23,345

NOTE 6 – INCOME TAXES
     As of December 31, 2005, we have combined net operating loss carryforwards of approximately $524.7 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2025. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
     During the three months ended December 31, 2005, we recorded a tax provision of $0.1 million pursuant to a state tax audit, which was offset in the current period by the reversal of a $0.2 million tax reserve at our UK subsidiary, pursuant to discussions with UK tax inspectors. During the nine months ended December 31, 2005, we also recorded an additional $0.3 million tax expense reduction with respect to the reversal of an income tax reserve pursuant to a successful IRS examination of the tax year ended June 30, 2003 completed in the current period. During the three months ended December 31, 2004, we recorded provisions for state and federal alternative minimum taxes of $0.4 million. For the nine months ended December 31, 2004, we also recorded a provision of $0.2 million for a potential tax expense at our UK subsidiary as well as additional provisions for state and federal alternative minimum taxes.
NOTE 7 – RELATED PARTY TRANSACTIONS
Relationship with IESA
     As of December 31, 2005, IESA, our majority stockholder, beneficially owns, directly and indirectly, approximately 51% of our stock. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops products which we distribute in the U.S., Canada, and Mexico, and for which we pay royalties to IESA. Both IESA and Atari Interactive, through the ownership of intellectual property or through the development of products, are material sources of products which we market in the United States and Canada. During fiscal 2005, Atari Interactive was the source of approximately 38% of our publishing net revenues and we generated approximately 5% of our net revenues from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions. For the nine months ended December 31, 2005, Atari Interactive was the source of approximately 29% of our publishing net revenues and we generated approximately 8% of our net revenues from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.
     Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. Although IESA has improved its financial stability, it has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is limited. As of the date of this report, we believe IESA has limited ability to fund us. If IESA is unable to address its liquidity problems, fund its working capital needs and provide financial support to us, the results of our operations and our financial position could be materially impaired and our operations could be significantly reduced.
     Additionally, although Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed a lease obligation of Atari Interactive), because IESA owns a majority of our stock, potential investors and current and potential business/trade partners may view IESA’s financial situation with its creditors as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues with its creditors, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital.
Summary of Related Party Transactions
     The following table provides a detailed break out of related party amounts within each line of our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
Income (expense)	2004	2005	2004	2005
Net revenues	$156,364	$100,784	$332,472	$163,385
Related party activity:
Royalty income (1)	722	8,965	17,015	12,636
License income	173	98	173	282
Sale of goods	533	531	1,567	793
Quality and assurance testing and other services	731	260	1,971	947

Total related party net revenues	2,159	9,854	20,726	14,658

Cost of goods sold	(89,518)	(60,669)	(181,596)	(104,114)
Related party activity:
Distribution fee for Humongous, Inc. products (Note 10)	—	(3,830)	—	(5,057)
Royalty expense (2)	(18,488)	(4,611)	(28,803)	(6,784)

Total related party cost of goods sold	(18,488)	(8,441)	(28,803)	(11,841)

Research and product development	(15,397)	(12,965)	(46,109)	(46,807)
Related party activity:
Development expenses (3)	(3,651)	(4,368)	(9,365)	(12,650)
Other miscellaneous development expenses	(34)	(12)	(61)	(83)

Total related party research and product development	(3,685)	(4,380)	(9,426)	(12,733)

Selling and distribution expenses	(19,177)	(19,629)	(50,929)	(34,486)
Related party activity:
Miscellaneous purchase of services	(17)	—	(45)	(8)

Total related party selling and distribution expenses	(17)	—	(45)	(8)

General and administrative expenses	(9,765)	(8,689)	(26,989)	(24,852)
Related party activity:
Management fee revenue	750	480	2,250	1,693
Management fee expense	(750)	(750)	(2,250)	(2,250)
Office rental and other services	(97)	65	(270)	34

Total related party general and administrative expenses	(97)	(205)	(270)	(523)

Interest income (expense), net	94	(244)	(608)	(589)
Related party activity:
Interest income	368	—	595	—

Total related party interest expense, net	368	—	595	—

Income (loss) from discontinued operations, net of tax	365	(270)	(2,541)	(4,004)
Related party activity:
Royalty income from discontinued operations	49	—	84	10

Total related party income from discontinued operations	49	—	84	10

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns.

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

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.
     The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,	December 31,
	2005	2005
Due from/(Due to)
IESA (1)	$—	$(2,165)
Atari Europe (2)	(1,431)	10,456
Atari UK (3)	(1,696)	—
Eden Studios (4)	—	(1,510)
Paradigm (4)	(154)	(718)
Atari Melbourne House (4)	—	(2,082)
Humongous, Inc. (5)	—	(3,216)
Atari Interactive (6)	(2,106)	(3,628)
Other miscellaneous net receivables	214	742

Net due to related parties	$(5,173)	$(2,121)

     These balances reconcile to the balance sheet as follows (in thousands):

	March 31,	December 31,
	2005	2005
Due from related parties	$248	$11,209
Due to related parties	(5,421)	(13,330)

Net due to related parties	$(5,173)	$(2,121)

(1)	Balances comprised primarily from the management fees charged to us by IESA and other recharges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Balance at March 31, 2005 represents a loan owed by our dormant UK subsidiary to another IESA subsidiary. This note was settled through the issuance of stock in September 2005 (see below).

(4)	Represents net payables related to related party development activities.

(5)	Represents distribution fees owed to Humongous, Inc., a related party. As of March 31, 2005, Humongous existed as a development studio within Atari, Inc. (see Note 9).

(6)	Comprised primarily of payables related to royalty expense from our distribution agreement with IESA relating to properties owned or licensed by Atari Interactive, offset by receivables related to management fee revenue earned from Atari Interactive.
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
     On September 15, 2005, we, IESA (and all of its subsidiaries) and Atari UK entered into the GT Interactive UK Settlement of Indebtedness Agreement (“Settlement of Indebtedness”) whereby we issued 1,263,518 shares of our common stock in payment of a $1.6 million loan owed by a dormant Atari subsidiary to an IESA subsidiary. The common stock issued to IESA was valued at $1.30 per share.
Related Party Transactions with Employees or Former Employees
     On August 31, 2005, pursuant to a Compromise Agreement executed on August 12, 2005 between us, Reflections Interactive Limited (“Reflections”), our wholly-owned subsidiary, and Martin Lee Edmondson, a former employee of Reflections, we issued 1,557,668 shares to Mr. Edmondson as part of the full and final settlement of a dismissal claim and any and all other claims that Mr. Edmondson had or may have had against us and Reflections, except for personal injury claims, accrued pension rights, non-waivable claims, claims to enforce rights under the Compromise Agreement, and claims for financial compensation for services rendered (if any) in connection with our game Driver: Parallel Lines. The share issuance was valued at $2.1 million and the issuance was recorded as a reduction of royalties payable. The Compromise Agreement also included a cash payment of $2.2 million paid in twelve equal installments beginning on September 1, 2005, as well as a one time payment of $0.4 million payable on September 1, 2005.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Litigation
     During the nine months ended December 31, 2005, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
     Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations.
Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC
     On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc. (“Games”), its CEO, Roger W. Ach, II (“Ach”), and Chicago West Pullman LLC (“Chicago West Pullman”) in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that Atari granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay Atari certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between Atari and Games dated December 31, 2003, as amended (the “Agreement”). The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from Atari to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to Atari, but that Games nevertheless continued to use plaintiffs’ intellectual property.
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
     On February 2, 2006, the Court of Appeals issued an order affirming the District Court’s judgment against Ach, Games, Inc., and Chicago West Pullman.
     Atari has made efforts to collect on the judgment it obtained in the District Court.
     On August 26, 2005, we filed a garnishment proceeding in Hamilton County Court of Common Pleas in Cincinnati, Ohio seeking to restrain assets of Games, Chicago West Pullman and Ach held at Fifth Third Bank. On September 21, 2005, Games, Chicago West Pullman and Ach filed a complaint and motion for temporary restraining order in the Court of Common Pleas, Hamilton County, Ohio against us, Atari Interactive, and Hasbro seeking to restrain them from executing upon the judgment in Ohio. On December 12, 2005, a hearing was held on the motion for a temporary restraining order. On December 16, 2005, the Court denied the temporary restraining order and dismissed Hasbro and Atari Interactive from the action. Atari filed an answer to the complaint filed by Games, Chicago West Pullman and Ach on January 23, 2006. Games, Chicago West Pullman and Ach filed an amended complaint on January 24, 2006. On February 7, 2006, Games Chicago West Pullman, and Ach voluntarily dismissed their claims against us, without prejudice.
     We are currently investigating further options with respect to our collection efforts. As of December 31, 2005, we have not recorded any amounts related to this matter.
American Video Graphics, L.P., v. Electronic Arts, Inc. et al.
     On August 23, 2004, American Video Graphics, L.P. filed a lawsuit against us, Electronic Arts, Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision Inc., THQ, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED), alleging infringement of US Patent No. 4,734,690 (method and apparatus for spherical panning) and seeking unspecified damages.
     On October 19, 2005, we and AVG executed a Patent License and Settlement Agreement pursuant to which we will pay $0.3 million in full settlement of the lawsuit, which has been accrued as of December 31, 2005, and will receive an irrevocable, nonexclusive, worldwide license to use, publish, sell, etc. products covered by the AVG patents.
iEntertainment Network, Inc. v. Epic Games, Inc., Atari, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.
     On December 22, 2004, we were served with a Complaint by iEntertainment, Inc. The Complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1)) and names the following defendants: us, Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The Complaint alleges infringement of US Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. On December 15, 2005, the parties entered into a settlement agreement pursuant to which in exchange for $175,000, iEntertainment released all parties (and their affiliates) from claims and granted Atari an irrevocable, fully paid-up, nonexclusive right and license under US Patent No. 6,042,477 and all other patents and patent applications currently owned by or enforceable by iEntertainment, with the right to sublicense to others, to make, have made, import, use, practice, offer for sale, sell or otherwise dispose of our products worldwide. Our portion of the settlement amount, $25,000, was paid in full as of December 31, 2005. A Stipulation of Dismissal was entered with the Court on December 22, 2005.
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
Bouchat v. Champion Products, et al. (Accolade)
     This suit involving Accolade, Inc. (a predecessor entity of Atari, Inc.) was filed in 1999 in the District Court of Maryland. The plaintiff originally sued the NFL claiming copyright infringement of a logo being used by the Baltimore Ravens that plaintiff allegedly designed. The plaintiff then also sued nearly 500 other defendants, licensees of the NFL, on the same basis. The NFL hired counsel to represent all the defendants. Plaintiff filed an amended complaint in 2002. In 2003, the District Court held that plaintiff was precluded from recovering actual damages, profits or statutory damages against the defendants, including Accolade. Plaintiff has appealed the District Court’s ruling to the Fourth Circuit Court of Appeals.

Indigo Moon Productions, LLC v. Hasbro, Inc., et al.
     On August 12, 2005, Indigo Moon Productions, LLC, or Indigo Moon, filed a lawsuit against us, Hasbro, Hasbro Interactive, Atari Interactive and Infogrames, Inc. (n/k/a Atari, Inc.) in the United States District Court in the Western District of Kentucky. Indigo Moon alleges that on or about June 28, 2000, Indigo Moon and Hasbro Interactive, Inc. (n/k/a Atari Interactive) entered into a Confidential Information Agreement for sharing information regarding the possibility of cooperating on the production or exploitation of interactive games. Indigo Moon alleges that it provided Atari Interactive with designs and concepts for a computerized version of Clue and that Atari Interactive represented that it would compensate Indigo Moon for its work, but did not. Indigo Moon further alleges that in October 2003 Hasbro, Atari Interactive and/or Infogrames, Inc. released a Clue FX Game and that in the Spring of 2005 Hasbro, Atari Interactive and/or Infogrames, Inc. released Clue Mysteries, each of which allegedly incorporates Indigo Moon’s work. Indigo Moon’s complaint alleges the following specific causes of action: breach of express contract, breach of implied contract, promissory estoppel, quasi-contract and unjust enrichment, breach of a confidential relationship and misappropriation of trade secret; and seeks unspecified damages.
Rafael Curulla v. SAS Atari Europe and Atari, Inc.
     On April 1, 2005, Mr. Curulla, a former employee of Atari Europe filed a Complaint against Atari Europe and Atari, Inc. Mr. Curulla was an employee of Atari Europe who had been assigned to work at Atari’s Santa Monica studio as of December 1, 2001. His assignment in the US was on a three year renewable basis. As of August 31, 2004, in connection with the closing of the Santa Monica studio, Mr. Curulla’s assignment in the US was terminated. Mr. Curulla’s Complaint was lodged before the Industrial Tribunal of Lyon, France (Conseil de Prud’hommes). A hearing took place on October 6, 2005 and a discovery period was established. Curulla is claiming that he is owed damages for dismissal without serious cause in the amount of 88,674 Euros, a bonus in the amount of 5,494 Euros, compensation for dismissal in the amount of 4,261 Euros, damages under Article 700 of the New Code of Civil Procedure in the amount of 2,000 Euros plus expenses. Discovery closed on January 5, 2006. The next hearing was scheduled to take place on February 16, 2006 at which time all parties were to have an opportunity to make their case. As of February 22, 2006, the February 16, 2006 hearing date has been postponed and a new date for the hearing has not yet been set. Atari Europe is representing Atari, Inc.
NOTE 9 – DEBT
Credit Facilities
     HSBC Loan and Security Agreement
     On May 13, 2005 (amended August 9, 2005), we obtained a one year $50.0 million revolving credit facility with HSBC, pursuant to a Loan and Security Agreement, to fund our working capital and general corporate needs. Loans under the revolving credit facility are determined based on percentages of our eligible receivables and eligible inventory for certain seasonal peak periods. The revolving credit facility bears interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We are required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million. The revolving credit facility contains certain financial covenants that require us to maintain enumerated EBITDA, tangible net worth, and working capital minimums. In addition, amounts outstanding under the revolving credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment and excluding certain non-U.S. assets. As of December 31, 2005, a balance of $4.4 million was outstanding under the revolving credit facility; a nominal amount of letters of credit were outstanding. Additionally, accrued interest of $0.1 million was included in accrued liabilities as of December 31, 2005.
     On January 18, 2006, HSBC notified us that as a result of our default of certain financial covenants for the quarter ended December 31, 2005, they will not extend further credit under our revolving credit facility. HSBC stated that, without waiving any rights, it may in its sole discretion agree to review revised business plans or projections and make or not make future advances under the facility, however, it would not do so on the basis of our current business plans. As of the date hereof, we had no balance or letters of credit outstanding under the credit facility.
NOTE 10 – DISCONTINUED OPERATIONS
     In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of Humongous. During the period ended December 31, 2005 selected Humongous assets were sold to our majority stockholder, IESA.

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
     Additionally, IESA advanced approximately $2.0 million, totaling 1,119,390 of their shares, for certain future costs related to platform royalty advances, manufacturing costs and milestone payments that we have subsequently paid on behalf of Humongous, Inc. In the aggregate, we received 5,840,161 shares of IESA (“IESA Shares”).
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
Balance Sheets
     At March 31, 2005 and December 31, 2005, the assets and liabilities of Humongous are presented separately on our Condensed Consolidated Balance Sheets. The components of the assets and liabilities of discontinued operations are as follows (in thousands):

	March 31, 2005	December 31, 2005
Assets:
Cash	$6	$3
Inventory, net	1,104	—
Prepaid expenses and other current assets	259	1
Property and equipment, net	452	168
Other non-current assets	1,734	48

Total assets	$3,555	$220

Liabilities:
Accounts payable	$31	$—
Accrued liabilities	2,078	71
Restructuring reserve	—	273
Royalty payable	386	—
Other non-current liabilities	190	62

Total liabilities	$2,685	$406

Restructuring
     As a result of management’s plan to divest of Humongous, during the first three quarters of fiscal 2006, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded severance and restructuring charges of approximately $1.5 million for the termination of Humongous employees and other miscellaneous items, included in the loss from discontinued operations for the nine months ended December 31, 2005, respectively, and the associated remaining liability for this charge of $0.3 million is included in liabilities of discontinued operations.
Results of Operations
     As Humongous represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Net revenues and income (loss) from discontinued operations, net of tax, for the three months and nine months ended December 31, 2004 and 2005, respectively, are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2005	2004	2005
Net revenues	$5,395	$—	$10,974	$580
Income (loss) from discontinued operations, net of tax	$365	$(270)	$(2,541)	$(4,004)
     Prior to its identification as a discontinued operation, Humongous’ results were reported as part of our publishing segment. Since the sale of Humongous and under the distribution agreement, Humongous, Inc. sales are now reported in our distribution segment (Note 12).
Results of Continuing Involvement with Humongous, Inc.
     The following table shows the results of continuing involvement with Humongous, Inc. for the three months and nine months ended December 31, 2004 and 2005 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2005	2004	2005
Net revenues	$—	$4,511	$—	$6,229
Cost of goods sold	—	(3,646)	—	(4,838)
Total	$—	$865	$—	$1,391
NOTE 11 – RESTRUCTURING
     During the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, management announced a restructuring plan to strengthen our competitive position in the marketplace as well as enhance shareholder value. During the three months and nine months ended December 31, 2005, we recorded restructuring expenses of $1.1 million and $4.8 million, respectively, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. Also included in this charge, in accordance with FASB Statement No. 146, is the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices. The charge for restructuring is comprised of the following (in thousands):

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
Severance and retention expenses	$111	$1,728
Lease related costs	272	1,044
Relocation	254	418
Modification of stock options	—	404
Consultants	358	358

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
Fixed asset write offs	—	297
Miscellaneous costs	149	596

Total	$1,144	$4,845

     We expect to incur an additional $1.0 million to $2.0 million in order to complete management’s restructuring plan. We will incur these costs through early fiscal 2007.
     The following is a reconciliation of our restructuring reserve from inception through December 31, 2005 (in thousands):

	Balance at				Balance at
	March 31, 2004	Accrued Amounts	Reclasses	Cash payments, net	March 31, 2005
Severance and retention	$—	$4,219	$—	$(2,414)	$1,805
Severance and retention – long term	—	52	—	—	52
Miscellaneous costs	—	117	—	(37)	80

Total	$—	$4,388	$—	$(2,451)	$1,937

	Balance at				Balance at
	March 31, 2005	Accrued Amounts	Reclasses	Cash payments, net	December 31, 2005
Severance and retention	$1,805	$1,728	$52	$(3,060)	$525
Severance and retention – long term	52	—	(52)	—	—
Lease related costs	—	1,044	—	(681)	363
Relocation	—	418	—	(418)	—
Consultants	—	358	—	(358)	—
Miscellaneous costs	80	596	—	(604)	72

Total	$1,937	$4,144	$—	$(5,121)	$960

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

     The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest income (expense) by reportable segment for the three months and nine months ended December 31, 2004 and 2005 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended December 31, 2004:
Net revenues	$137,859	$18,505	$—	$156,364
Operating income (loss)	26,618	2,579	(9,663)	19,534
Depreciation and amortization	(624)	—	(2,349)	(2,973)
Interest income, net	—	—	94	94
Three months ended December 31, 2005:
Net revenues	$82,426	$18,358	$—	$100,784
Operating income (loss) (1)	4,195	2,052	(9,491)	(3,244)
Depreciation and amortization	(403)	—	(1,673)	(2,076)
Interest expense, net	—	—	(244)	(244)
Nine months ended December 31, 2004:
Net revenues	$289,979	$42,493	$—	$332,472
Operating income (loss)	38,242	6,496	(26,083)	18,655
Depreciation and amortization	(2,317)	—	(5,877)	(8,194)
Interest expense, net	—	—	(608)	(608)
Nine months ended December 31, 2005:
Net revenues	$117,797	$45,588	$—	$163,385
Operating (loss) income (1)	(30,731)	4,604	(27,412)	(53,539)
Depreciation and amortization	(1,551)	—	(5,114)	(6,665)
Interest expense, net	—	—	(589)	(589)

(1)	Operating income (loss) for the Corporate segment for the three months and nine months ended December 31, 2005, excludes restructuring charges of $1.1 million and $4.8 million, respectively. Including restructuring charges, total operating loss for the three months and nine months ended December 31, 2005 is $4.4 million and $58.4 million, respectively.
NOTE 13 – RESTATEMENT OF CASH FLOWS
     Subsequent to the issuance of our condensed consolidated financial statements for the three and nine months ended December 31, 2004, management determined that secured promissory notes received by us from IESA and its subsidiaries in satisfaction of royalties due from IESA and its subsidiaries to us and in exchange for short-term notes receivable and other receivables due from related parties represented non-cash activities that should not have been included as cash transactions in our statements of cash flows. In our previously issued financial statements, the amounts associated with these transactions had been reported as cash provided by operating activities and cash used in investing activities. As a result, the accompanying condensed consolidated statement of cash flows for the nine months ended December 31, 2004 has been restated from the amounts previously reported.
     A summary of the significant effects of the restatement are as follows (in thousands):

Nine Months Ended December 31, 2004	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities:
Due from related parties	$3,181	$(16,226)	$(13,045)
Due to related parties	15,565	3,967	19,532

Net cash provided by continuing operations	19,657	(12,259)	7,398
Net cash (used in) discontinued operations	(762)	—	(762)

Net cash provided by operating activities	$18,895	$(12,259)	$6,636

Cash Flows From Investing Activities:

Repayment of short-term notes receivable from related party	$1,317	$(1,317)	$—
Transfer and assignment of short-term notes receivable from related party	7,254	(7,254)	—
Issuance of secured promissory note	(23,059)	23,059	—
Repayment of secured promissory note, net	2,229	(2,229)	—

Net cash (used in) continuing operations	(13,772)	12,259	(1,513)
Net cash (used in) discontinued operations	(90)	—	(90)

Net cash (used in) investing activities	$(13,862)	$12,259	$(1,603)

SUPPLEMENTAL DISCLOSURE OF NON-CASH			As Restated
OPERATING ACTIVITIES:
Offset of certain related party trade payables against short-term notes receivable from related parties			1,317
Offset and assignment of short-term notes receivable from related parties into a secured promissory note			7,254
Issuance of a secured promissory note in exchange for certain short-term notes receivable and certain related party trade receivables			(23,059)
Offset of certain related party trade payables against a secured promissory note			2,229

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some of the factors which could cause our results to differ materially include the following: the loss of key customers, such as Wal-Mart, Best Buy, Target, GameStop and Electronics Boutique; delays in product development and related product release schedules; inability to secure capital; loss of our credit facility; adapting to the rapidly changing industry technology, including new console technology; maintaining relationships with leading independent video game software developers; maintaining or acquiring licenses to intellectual property; fluctuations in the Company’s quarterly net revenues and results of operations based on the seasonality of our industry; and the termination or modification of our agreements with hardware manufacturers. Please see the “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2005, which we expect to amend for the effects of the restatement discussed in Note 13 to the condensed consolidated financial statements included in Item 1, or in our other filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, we disclaim any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Restatement of Cash Flows
     As discussed in Note 13 to the condensed consolidated financial statements included in Item 1, our condensed consolidated statement of cash flows for the nine months ended December 31, 2004 has been restated to eliminate the amounts associated with secured promissory notes received by us from IESA and its subsidiaries in satisfaction of royalties due from IESA and its subsidiaries to us and in exchange for short-term notes receivable and other receivables due from related parties, which represented non-cash activities that should not have been included as cash transactions in our statements of cash flows. We have also determined that short-term notes receivable previously received from IESA and its subsidiaries during the year ended March 31, 2004 in satisfaction of amounts set off by one of our customers against amounts due to the customer by IESA and its subsidiaries, and receivables associated with certain intellectual property of IESA and its subsidiaries represented non-cash transactions that should not have been included as cash transactions in our statements of cash flows for the years ended March 31, 2004 and 2005. As a result, we have determined that our previously issued statements of cash flows for the years ended March 31, 2004 and 2005, the six months ended September 30, 2004 and the nine months ended December 31, 2004 should be restated.
     A summary of the significant effects of the restatement on our consolidated statements of cash flows for the years ended March 31, 2004 and 2005, and the six months ended September 30, 2004 are as follows (in thousands):

Year Ended March 31, 2004	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities:
Due from related parties	$(793)	$(8,571)	$(9,364)

Net cash provided by continuing operations	13,667	(8,571)	5,096
Net cash (used in) discontinued operations	(1,799)	—	(1,799)

Net cash provided by operating activities	$11,868	$(8,571)	$3,297

Cash Flows From Investing Activities:

Issuance of related party notes receivable	$(8,571)	$8,571	$—

Net cash (used in) continuing operations	(27,977)	8,571	(19,406)
Net cash (used in) discontinued operations	(90)	—	(90)

Net cash (used in) investing activities	$(28,067)	$8,571	$(19,496)

SUPPLEMENTAL DISCLOSURE OF
NON-CASH OPERATING ACTIVITIES:
Issuance of related party notes receivable			(8,571)

Six Months Ended September 30, 2004	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities:
Due to related parties	$(1,016)	$1,317	$301

Net cash (used in) continuing operations	(6,734)	1,317	(5,417)
Net cash (used in) discontinued operations	(2,039)	—	(2,039)

Net cash (used in) operating activities	$(8,773)	$1,317	$(7,456)

Cash Flows From Investing Activities:
Repayment of short-term notes receivable to related parties	$1,317	$(1,317)	$—

Net cash provided by (used in) continuing operations	119	(1,317)	(1,198)
Net cash (used in) discontinued operations	(14)	—	(14)

Net cash provided by (used in) investing activities	$105	$(1,317)	$(1,212)

SUPPLEMENTAL DISCLOSURE OF NON-CASH
OPERATING ACTIVITIES:			As Restated
Offset of certain related party trade payables against short-term notes receivable from related parties			1,317

Year Ended March 31, 2005	As Previously Reported	Adjustment	As Restated
Cash Flows From Operating Activities:
Due from related parties	$3,934	$(16,226)	$(12,292)
Due to related parties	(1,333)	24,797	23,464

Net cash (used in) provided by continuing operations	(2,280)	8,571	6,291
Net cash (used in) discontinued operations	(3,364)	—	(3,364)

Net cash (used in) provided by operating activities	$(5,644)	$8,571	$2,927

Cash Flows From Investing Activities:

Repayment of related party notes receivable	$1,317	$(1,317)	$—
Transfer and assignment of related party notes receivable	7,254	(7,254)	—
Issuance of secured promissory note	(23,059)	23,059	—
Repayment of secured promissory note, net	23,059	(23,059)	—

Net cash provided by (used in) continuing operations	6,549	(8,571)	(2,022)
Net cash (used in) discontinued operations	(90)	—	(90)

Net cash provided by (used in) investing activities	$6,459	$(8,571)	$(2,112)

SUPPLEMENTAL DISCLOSURE OF
NON-CASH OPERATING ACTIVITIES:			As Restated
Transfer of certain related party trade payables against short-term notes receivable from related parties			1,317
Transfer and assignment of short-term notes receivable from related parties into a secured promissory note			7,254
Issuance of a secured promissory note in exchange for certain short-term notes receivable and certain related party trade receivables			(23,059)
Transfer of certain related party trade payables against a secured promissory note			23,059
     We intend to amend our Annual Report on Form 10-K for the year ended March 31, 2005 and Form 10-Q for the three months ended September 30, 2005 to include restated statements of cash flows as soon as practicable.
     The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 13.
  Going Concern
     A weak holiday season for the industry combined with underperformance from new product launches and product launch delays have contributed to third quarter results substantially below our expectations. For the three months and nine months ended December 31, 2005, we generated net losses of $4.8 million and $62.8 million, respectively, and are in default of certain financial covenants for the quarter ended December 31, 2005 on our credit facility with HSBC. We have been advised by our lender that it will not currently extend further credit under our revolving credit facility because of the default. HSBC also stated that it may agree to review revised business plans or projections and make or not make future advances under the facility, however, it would not do so on the basis of our current business plans. As of the date hereof, we had no balance or letters of credit outstanding under the credit facility. IESA currently plans to provide some financial support to us during our fiscal fourth quarter, however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
     The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a replacement of the credit facility, new arrangements to license intellectual property, the sale of selected intellectual property rights, sale of development studios and equity capital from external sources. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
  Goodwill and Other Intangible Assets
     As of March 31, 2005, our annual fair-value based assessment, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, did not result in any impairment of goodwill or intangibles. Subsequently, a portion of goodwill relating to our publishing business was allocated to Humongous as part of the sale transaction, which reduced the amount on the balance sheet by $3.8 million (Note 10).
     At December 31, 2005, the video game industry’s transition from current to next generation hardware was well underway. As consumers shift to next generation hardware, demand for games played on current generation hardware and unit prices of those games are expected to decline. The market uncertainties associated with this industry transition, coupled with our own weakened financial condition and product portfolio, could affect the carrying value of our goodwill and intangible assets and we are currently assessing the potential impact of these conditions. We believe our analysis will be completed prior to the filing of our March 31, 2006 annual report on Form 10-K.
Business and Operating Segments
     We are a global publisher and developer of video game software for gaming enthusiasts and the mass-market audience, and a distributor of video game software in North America. We publish and distribute games for all platforms, including Sony PlayStation and PlayStation 2; Nintendo Game Boy, Game Boy Advance, GameCube and DS; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet, and other evolving platforms. Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and driving. Our products are based on intellectual properties that we have either created internally and own or which have been licensed from third parties. We leverage both internal and external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors. Additionally, through our relationship with IESA, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. Through our distribution agreement with IESA, we have the rights to publish and sublicense certain intellectual properties either owned or licensed by IESA or its subsidiaries, including Atari Interactive. We also manage the development of product at studios owned by IESA that focus solely on game development.
     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by certain third-party publishers with whom we have contracts (“Distribution Business”). As a distributor of video game software throughout the U.S., we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as Electronics Boutique and GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, Target, Best Buy, and GameStop accounted for approximately 31.6%, 13.9%, 9.4%, and 8.5%, respectively, of net revenues for the nine months ended December 31, 2005.
Industry
      Generally, the video game software industry has experienced an increased rate of change and complexity in the technological innovations of video game hardware and software. As technological innovations become viable, next generation hardware is introduced to the market place (approximately every five years). As consumers shift to next generation hardware, demand for games played on current generation hardware and unit prices of those games are expected to decline. Currently, delivery of next generation hardware from Sony and Nintendo, expected this fall, is uncertain with respect to available quantities just as quantities of Microsoft’s newly launched Xbox 360 remain tight. The industry generally had a disappointing holiday season and we anticipate that such reduced sales trend will continue through the transition period.
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
Critical accounting policies
     Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition, sales returns, price protection, other customer related allowances and allowance for doubtful accounts
     Revenue is recognized when title and risk of loss transfer to the customer, provided that collection of the resulting receivable is deemed probable by management.
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
     For the three months ended December 31, 2004 and 2005, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $31.2 million and $20.2 million, respectively. For the nine months ended December 31, 2004 and 2005, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $70.4 million and $41.6 million, respectively. As of March 31, 2005 and December 31, 2005, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $24.3 million and $24.4 million, respectively.
Inventories
     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended December 31, 2004 and 2005, we recorded obsolescence expense of approximately $0.6 million and $1.6 million, respectively. For the nine months ended December 31, 2004 and 2005, we recorded obsolescence expense of approximately $1.7 million and $2.9 million, respectively. As of March 31, 2005 and December 31, 2005, the aggregate reserve against inventories was approximately $2.4 million and $3.3 million, respectively.
Research and Product Development Costs
     Research and product development costs relate to the design, development, and testing of new software products, whether internally or externally developed. Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing our research and product development costs including external developer royalty advances (milestone payments) as incurred. Generally, developers are paid an advance upon the signing of a contract with us. Subsequent payments are due as the specific contractual milestones are met by the developer and approved by us. The timing of when these contracts are entered into and when milestone payments are made could vary significantly from budgeted amounts and, because these payments are expensed as incurred, they could have a material impact on reported results in a given period. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
     Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization over each product’s life cycle. Such change may be implemented prospectively as early as our next fiscal year, beginning April 1, 2006. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.
Licenses
     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales to cost of goods sold. Management evaluates the carrying value of these capitalized licenses and records an impairment charge in the period management determines that such capitalized amounts are not expected to be realized. Such impairments are charged to cost of goods sold if the product has released or previously sold and if the product has never been released these impairments are charged to research and development.
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
     As of December 31, 2005, we have combined net operating loss carryforwards of approximately $524.7 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2025. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against the net deferred tax asset based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
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
Results of operations
     Three months ended December 31, 2005 versus the three months ended December 31, 2004
Condensed Consolidated Statement of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	December 31,	Revenues	December 31,	Revenues	(Unfavorable)/
	2004	2004	2005	2005	Favorable
Net revenues	$156,364	100.0%	$100,784	100.0%	$(55,580)
Costs and expenses:
Cost of goods sold	89,518	57.3%	60,669	60.2%	28,849
Research and product development	15,397	9.8%	12,965	12.9%	2,432
Selling and distribution expenses	19,177	12.3%	19,629	19.5%	(452)
General and administrative expenses	9,765	6.2%	8,689	8.6%	1,076
Restructuring expenses	—	0.0%	1,144	1.1%	(1,144)
Depreciation and amortization	2,973	1.9%	2,076	2.1%	897

Total costs and expenses	136,830	87.5%	105,172	104.4%	31,658

Operating income (loss)	19,534	12.5%	(4,388)	(4.4)%	(23,922)
Interest income (expense), net	94	0.0%	(244)	(0.2)%	(338)
Other (expense) income	(11)	0.0%	19	0.0%	30

Income (loss) before provision for (benefit from) income taxes	19,617	12.5%	(4,613)	(4.6)%	(24,230)
Provision for (benefit from) income taxes	376	0.2%	(122)	(0.1)%	498

Income (loss) from continuing operations	19,241	12.3%	(4,491)	(4.5)%	(23,732)
Income (loss) from discontinued operations of Humongous Entertainment, net of tax	365	0.2%	(270)	(0.2)%	(635)

Net income (loss)	$19,606	12.5%	$(4,761)	(4.7)%	$(24,367)

Net Revenues
Net Revenues by Segment (in thousands):

	Three Months
	Ended
	December 31,
	2004	2005	(Unfavorable)
Publishing	$137,859	$82,426	$(55,433)
Distribution	18,505	18,358	(147)

Total	$156,364	$100,784	$(55,580)

Publishing Sales Platform Mix

	Three Months
	Ended
	December 31,
	2004	2005
PlayStation 2	39.3%	49.5%
PC	29.4%	20.6%
Xbox	4.8%	10.9%
Plug and Play	9.9%	9.0%
Game Boy Advance	11.9%	6.0%
Nintendo DS	0.0%	3.5%
Game Cube	3.9%	0.5%
PlayStation	0.8%	0.0%

Total	100.0%	100.0%
Publishing net revenues decreased 40.2% due to lower sales from less successful new releases and fewer back catalogue reorders, offset by greater international royalty income in the current period.
•	Net product sales of new releases during the current quarter were approximately $51.1 million. This includes Dragon Ball Z: Budokai Tenkaichi (Playstation 2), Matrix: Path of Neo (Playstation 2, Xbox, and PC), Roller Coaster Tycoon 3: Gold (PC), and Dragon Ball Z: Super Sonic Warriors 2 (Nintendo DS).

Net product sales of new releases in the prior year’s comparable quarter were approximately $94.5 million and included Dragonball Z: Budokai 3 (PlayStation 2), Roller Coaster Tycoon 3 (PC), Godzilla: Save the Earth (PlayStation 2 and Xbox), Atari Anthology (PlayStation 2 and Xbox), Sid Meier’s Pirates! (PC), and Atari Flashback (plug and play).

•	Back catalogue reorder sales decreased by approximately 41.9% from the prior year. Net product sales of $6.1 million of Atari Flashback 2 (plug and play), released in the prior quarter, contributed to the current period total. The prior comparable period’s sales included strong reorders of DRIV3R, released in the first quarter of fiscal 2005.

•	Publishing net revenue during the current quarter includes $9.0 million of international royalties earned on IESA’s international sales of our titles, primarily for sales of Matrix: Path of Neo, shipped in October 2005. The three months ended December 31, 2004 includes international royalties of $0.7 million, earned on various catalog titles.

•	The overall average unit sales price (“ASP”) of the publishing business has increased from $20.18 in the prior comparable quarter to $23.61 in the current period. The increase ASP is due to the shift in the mix towards a greater percent of console product which carries a greater average sales price. This is offset by a decrease in the ASP for the plug and play product from $29.87 in the prior period to $21.29 in the current period.
Total distribution net revenues for the three months ended December 31, 2005 are in line with the comparable 2004 period. Current period distribution net revenues include product sales from a new related party distribution partner, Humongous, Inc., offset by decreased product sales of other third party publishers.
Cost of Goods Sold
     Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the three months ended December 31, 2005 decreased by $28.8 million; however as a percentage of net revenues, cost of goods sold increased slightly from 57.3% to 60.2% due to the following:
•	higher mix of international royalty income in the current period, with a lower associated expense,

•	a greater mix of higher cost console product sales in the publishing business,

•	increased license amortization due to sales of Dragon Ball Z titles, and

•	higher distribution net revenues (on which we incur higher costs) as a percentage of total net revenues, which increased from 11.8% for the three months ended December 31, 2004 to 18.2% for the three months ended December 31, 2005, offset by

•	higher average sales price for the current period as compared to the prior period (see above).

Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers and billings from related party developers on products that are currently in development. These expenses for the three months ended December 31, 2005 decreased approximately $2.4 million, or 15.8%, due primarily to:
•	decreased spending for projects in development with external developers due to timing of milestone completions, offfset by

•	increased spending for certain projects currently in development at our related party development studios.
For the three months ended December 31, 2004 and 2005, internal research and product development costs incurred to run our development studios represented 42.2% and 43.3%, respectively, of total research and product development costs.
Selling and Distribution Expenses
     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended December 31, 2005, selling and distribution expenses increased approximately $0.5 million, or 2.4%, due to:
•	increased spend on advertising ($14.7 million in the current period as compared to $12.1 million in the prior period) driven by a television media campaign for Matrix: Path of Neo, offset by

•	savings in salaries and related overhead costs due to reduced headcount resulting from management’s restructuring plan, and

•	lower variable distribution costs, including freight, shipping and handling, on lower sales.
General and Administrative Expenses
     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended December 31, 2005, general and administrative expenses decreased approximately $1.1 million, or 11.0%, due to:
•	a reduction in salary, rent, and other overhead costs due to reduced headcount and the closure of the Beverly and Santa Monica offices (expenses included in restructuring expense in the current period),

•	reduced bad debt expense due to lower sales, offset by

•	an increase of $0.5 million in professional and consulting fees, primarily due to outsourced legal services.
Restructuring Expenses
     In the fourth quarter of fiscal 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. The costs associated with these closures incurred in the three months ended December 31, 2005 were $1.1 million. The costs are comprised of $0.4 million of consultant expenses, $0.3 million of lease related costs, $0.2 million of relocation expenses, $0.1 million of severance and retention costs, and $0.1 million of miscellaneous expenses related to the transition. No such expenses were incurred in the comparable prior period.

Depreciation and Amortization
     Depreciation and amortization for three months ended December 31, 2005 decreased 30.2% due to prior year inclusion of depreciation expense for assets from the Beverly and Santa Monica studios which were written off in the current period as well as assets becoming fully depreciated during the year, partially offset by the commencement of depreciation for new assets placed into service.
Interest Income (Expense), net
     Interest income (expense), net, decreased by $0.3 million, due to interest income recorded in the prior period on related party notes receivable from Atari Interactive and Paradigm. No such interest income was recorded in the current period.
Provision for (Benefit from) Income Taxes
     The benefit of $0.1 million recorded in the three months ended December 31, 2005 resulted from the reversal of the prior period UK tax reserve of $0.2 million, pursuant to discussions with UK tax inspectors, offset by an additional state tax provision of $0.1 million recorded arising from a current New York State tax audit. The provision recorded in the quarter ended December 31, 2004 of $0.4 million included a potential tax expense of $0.2 million at our UK subsidiary as well as federal and state alternative minimum taxes.
Income (Loss) from Discontinued Operations of Humongous Entertainment, net of tax
     Income (loss) from discontinued operations of Humongous Entertainment, net of tax, decreased by $0.6 million. The decrease is due to the fact that we no longer generate revenues from this business; however we continue to incur lease and other miscellaneous costs for the Humongous Entertainment offices.
Nine months ended December 31, 2005 versus the nine months ended December 31, 2004
Condensed Consolidated Statement of Operations (dollars in thousands):

	Nine		Nine
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	December 31,	Revenues	December 31,	Revenues	(Unfavorable)/
	2004	2004	2005	2005	Favorable
Net revenues	$332,472	100.0%	$163,385	100.0%	$(169,087)
Costs and expenses:
Cost of goods sold	181,596	54.6%	104,114	63.7%	77,482
Research and product development	46,109	13.9%	46,807	28.7%	(698)
Selling and distribution expenses	50,929	15.3%	34,486	21.1%	16,443
General and administrative expenses	26,989	8.1%	24,852	15.1%	2,137
Restructuring expenses	—	0.0%	4,845	3.0%	(4,845)
Depreciation and amortization	8,194	2.5%	6,665	4.1%	1,529

Total costs and expenses	313,817	94.4%	221,769	135.7%	92,048

Operating income (loss)	18,655	5.6%	(58,384)	(35.7)%	(77,038)
Interest expense, net	(608)	(0.2)%	(589)	(0.4)%	18
Other income (expense)	23	0.0%	(217)	(0.1)%	(240)

Income (loss) before provision for (benefit from) income taxes	18,070	5.4%	(59,190)	(36.2)%	(77,260)
Provision for (benefit from) income taxes	758	0.2%	(405)	(0.2)%	1,163

Income (loss) from continuing operations	17,312	5.2%	(58,785)	(36.0)%	(76,097)
(Loss) from discontinued operations of Humongous Entertainment, net of tax	(2,541)	(0.8)%	(4,004)	(2.4)%	(1,463)

Net income (loss)	$14,771	4.4%	$(62,789)	(38.4)%	$(77,560)

Net Revenues
Net Revenues by Segment (in thousands):

	Nine Months
	Ended
	December 31,		(Unfavorable)/
	2004	2005	Favorable
Publishing	$289,979	$117,797	$(172,182)
Distribution	42,493	45,588	3,095

Total	$332,472	$163,385	$(169,087)

Publishing Sales Platform Mix

	Nine Months
	Ended
	December 31,
	2004	2005
PC	24.3%	28.9%
Plug and play	4.9%	11.1%
PlayStation 2	41.5%	38.2%
Game Boy Advance	12.9%	7.7%
Xbox	11.9%	9.6%
Game Cube	3.3%	1.9%
Nintendo DS	0.0%	2.5%
PlayStation	1.2%	0.1%

Total	100.0%	100.0%
Publishing net revenues decreased 59.4% due to fewer and less successful new releases and fewer back catalogue reorders, compounded by the highly successful release of DRIV3R in the prior comparable period.
•	Net product sales for all new releases during the current period were $73.0 million and include Dragon Ball Z: Budokai Tenkaichi (Playstation 2), Matrix: Path of Neo (Playstation 2 and Xbox), Atari Flashback 2 (Plug and Play), Indigo Prophecy (PC, PlayStation 2, and Xbox), and Dragon Ball Z: Transformations (Game Boy Advance).

Prior period publishing net product sales for new releases were $197.0 million led by DRIV3R which contributed approximately $38.6 million of publishing net product sales. Other new releases in the prior year included Dragonball Z: Budokai 3 (PlayStation 2), Roller Coaster Tycoon 3 (PC), Transformers (PlayStation 2), Duel Masters: Sempai Legends (PlayStation 2 and Game Boy Advance), Dragonball Z: Buu’s Fury (Game Boy Advance), Dragon Ball Z: Super Sonic Warriors (Game Boy Advance), Atari Anthology (PlayStation 2 and Xbox), and Atari Flashback, a plug and play classic game console.

•	Back catalogue reorder sales decreased by approximately 47.8% from the prior year. The prior comparable period’s sales included strong reorders of Unreal Tournament 2004, Dragon Ball Z: Budokai 2, and Enter the Matrix.

•	Publishing net revenues during the current period include $12.6 million of international royalties earned on IESA’s international sales of our titles, primarily for sales of Matrix: Path of Neo, which shipped in October 2005, and Indigo Prophecy, released in September 2005. Publishing net revenues during the nine months ended December 31, 2004 included international royalties of $16.9 million, which included $14.9 million from international sales of DRIV3R.

•	Publishing net revenues also decreased from the prior period due to lower license income as well as the recognition in the prior period of deferred revenue of approximately $4.0 million related to the release of DRIV3R on Xbox paid by Microsoft. No such revenues were recorded in the current period.

•	The overall ASP of the publishing business has remained consistent with the prior period at approximately $20.00. Trends include a mix shift toward lower priced PC product and plug and play console, offset by an increase in price for PlayStation 2 and Xbox product.
Total distribution net revenues for the nine months ended December 31, 2005 increased approximately $3.1 million or 7.3% due to the inclusion of sales from Humongous, Inc., a new related party distribution partner.
Cost of Goods Sold
     Cost of goods sold decreased by $77.5 million, primarily from decreased sales volume. Cost of goods sold as a percentage of net revenues increased from 54.6% for the nine months ended December 31, 2004 to 63.7% in the comparable 2005 period. The increase is due primarily to the following:
•	lower international royalty, license, and other income in the current period, which have a higher associated royalty expense as a percentage of income than in the prior period,

•	increased license amortization due to sales of Dragon Ball Z titles, and

•	higher distribution net revenues (on which we incur higher costs) as a percentage of total net revenues, which increased from 12.8% to 27.9% for the three months ended December 31, 2004 and 2005, respectively, offset by

•	higher mix of international royalty income in the current period, with a lower associated expense.
Research and Product Development Expenses
     Research and product development expenses increased approximately $0.7 million, or 15.1%, due to:
•	increased spending for certain projects currently in development at our related party development studios, offset by

•	decreased spending for current titles in development with external developers due to fewer titles in development and timing of milestone completions.
For the nine months ended December 31, 2004 and 2005, internal research and product development costs incurred to run our development studios represented 45.0% and 43.1%, respectively, of total research and product development costs.
Selling and Distribution Expenses
     Selling and distribution expenses during the nine months ended December 31, 2005 decreased approximately $16.4 million, or 32.3%, due to:
•	a significant savings in the current period on advertising ($20.9 million in the current period as compared to $30.5 million in the prior period) due to fewer new titles released,

•	savings in salaries and related overhead costs due to reduced headcount resulting from management’s restructuring plan, and

•	lower variable distribution costs, including freight, shipping and handling, on lower sales.
General and Administrative Expenses
     General and administrative expenses during the nine months ended December 31, 2005 decreased approximately $2.1 million, or 7.9%, due to:
•	a reduction in salary, rent, and other overhead costs due to reduced headcount and the closure of the Beverly and Santa Monica offices,

•	decreased bad debt expense on lower sales, offset by

•	an increase of $1.6 million in professional fees, including $0.2 million for a settlement with AVG as well as a general increase in legal expense due to outsourcing, and

•	the recognition of a $0.9 million translation gain from the liquidation of the dormant Australian subsidiary in the first quarter of the prior year.
Restructuring Expenses
     The costs associated with the closures of the Beverly and Santa Monica publishing studios incurred in the nine months ended December 31, 2005 were $4.8 million. The costs are comprised of $1.7 million of severance and retention costs, $1.0 million of lease related costs, $0.4 million of costs related to the modification of stock options for terminated executives, $0.4 million of consultant expenses, $0.4 million of relocation costs, $0.3 million of fixed asset write-offs, and $0.6 million of miscellaneous expenses related to the transition. No such expenses were incurred in the comparable prior period.
Depreciation and Amortization
     Depreciation and amortization for nine months ended December 31, 2005 decreased by $1.5 million, or 18.7%, due primarily to asset write-offs associated with the restructuring, compounded by assets becoming fully depreciated during the quarter, partially offset by the commencement of depreciation for new assets placed into service.
Interest Expense, net
     Interest expense, net, remained consistent with the prior year at $0.6 million. Trends include a decrease in credit facility interest expense due to decreased borrowings as well as lower negotiated interest rates under the HSBC revolving credit facility, offset by the prior year’s inclusion of interest income earned on related party notes receivable from Atari Interactive and Paradigm. No such income was recorded in the current period.
Other Income (Expense)
     Other income (expense) for the current period is due to a loss of $0.2 million realized on the sale of the IESA shares received in connection with the sale of Humongous. The previous period included a nominal amount of income from miscellaneous transactions with third parties.
Provision for (Benefit from) Income Taxes
     The benefit recorded in the nine months ended December 31, 2005 resulted from the reversal of a prior period tax reserve resulting from a successful IRS examination of the tax year ended June 30, 2003 completed in the current period, as well as the reversal of the $0.2 million UK tax reserve, pursuant to discussions with UK tax inspectors, offset by an additional state tax provision of $0.1 million recorded arising from a current New York State tax audit. During the period ended December 31, 2004, we recorded a provision of approximately $0.2 million for a potential tax expense at our UK subsidiary as well as federal and state alternative minimum taxes.
(Loss) from Discontinued Operations of Humongous Entertainment, net of tax
     Loss from discontinued operations of Humongous Entertainment, net of tax, increased by $1.5 million. The increase is due to the fact that we no longer generate revenues from this business; however we continue to incur lease and other miscellaneous costs for the Humongous Entertainment offices.
Liquidity and Capital Resources
Overview
     As consumers shift to next generation hardware, demand for games played on current generation hardware and unit prices of those games are expected to decline. Meanwhile, delivery of next generation hardware from Sony and Nintendo, expected this fall, is uncertain with respect to available quantities just as quantities of Microsoft’s newly launched Xbox 360 remain tight. Due to the risks and uncertainties associated with these and other significant changes in the marketplace, coupled with our fiscal quarter and year-to-date losses and default of certain financial covenants under our credit facility with HSBC, management is uncertain as to whether we will have sufficient capital resources to finance our operational requirements for the fourth quarter and through fiscal 2007.
     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a replacement of the credit facility, new arrangements to license intellectual property, the sale of selected intellectual property rights, sale of development studios and equity capital from external sources. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position. In February 2006, we completed the sale of certain intellectual property for approximately $2.2 million. A gain of $2.2 million will be recorded in the fourth quarter of fiscal 2006.
Cash Flows
(in thousands)

	March 31,	December 31,
	2005	2005
Cash	$10,433	$3,454
Working capital	$35,651	$1,366

	Nine Months Ended
	December 31,
	2004	2005
Cash provided by (used in) operating activities	$6,636	$(26,538)
Cash (used in) provided by investing activities	(1,603)	7,973
Cash provided by financing activities	15	11,652
Effect of exchange rates on cash	43	(66)

Net increase (decrease) in cash	$5,091	$(6,979)

     During the nine months ended December 31, 2005, our operations used cash of approximately $26.5 million due to the net loss of $62.8 million for the period, offset by collections of outstanding trade receivables, increased royalties payable accruals, and decreased prepaid expenses and other assets from the amortization of licenses due to sales of Dragon Ball Z titles.
     During the nine months ended December 31, 2005, investing activities provided cash of $8.0 million, primarily from the sale of IESA common stock that was acquired in the sale of Humongous Entertainment to Humongous Inc., a subsidiary of IESA. This cash was offset by $2.1 million in purchases of fixed assets. During the nine months ended December 31, 2004, cash used in investing activities was comprised primarily of purchases of property and equipment of approximately $1.5 million.
     During the nine months ended December 31, 2005, cash provided by financing activities of $11.7 million was driven by proceeds of $7.3 million from the issuance of shares of our common stock to third party investors in a private placement, compounded by current period borrowings of $4.4 million from the HSBC revolving credit facility. During the nine months ended December 31, 2004, our financing activities provided for a nominal amount of cash.
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

     Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our receivables as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” as noted in our Annual Report on Form 10-K for the year ended March 31, 2005, which we expect to amend for the effects of the restatement discussed in Note 13 to the condensed consolidated financial statements.
     We are also party to various litigation arising in the course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.
Credit Facilities
     HSBC Loan and Security Agreement
     On May 13, 2005 (amended August 9, 2005), we obtained a one year $50.0 million revolving credit facility with HSBC, pursuant to a Loan and Security Agreement, to fund our working capital and general corporate needs. On January 18, 2006, HSBC notified us that as a result of our default of certain financial covenants for the quarter ended December 31, 2005, they will not extend further credit under our revolving credit facility. HSBC stated that, without waiving any rights, it may in its sole discretion agree to review revised business plans or projections and make or not make future advances under the facility but would not do so on the basis of our current business plans.
     Loans under the revolving credit facility were determined based on percentages of our eligible receivables and eligible inventory for certain seasonal peak periods. The revolving credit facility bore interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We were required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million. The revolving credit facility contains certain financial covenants that require us to maintain enumerated EBITDA, tangible net worth, and working capital minimums. In addition, amounts outstanding under the revolving credit facility were secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment and excluding certain non-U.S. assets. As of December 31, 2005, a balance of $4.4 million was outstanding under the revolving credit facility; a nominal amount of letters of credit were outstanding. Additionally, accrued interest of $0.1 million was included in accrued liabilities as of December 31, 2005. As of February 9, 2006, we had no balance or letters of credit outstanding under the credit facility.
     We are currently looking for other borrowing alternatives as we currently anticipate our cash from operations will be insufficient to fund our cash requirements.
Contractual Obligations
     As of December 31, 2005, royalty and license advance obligations, milestone payments, and future minimum lease obligations under non-cancelable operating and capital leases are summarized as follows (in thousands):
Contractual Obligations
Payments Due by Period

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Royalty and license advances (1)	$2,264	$175	$—	$—	$2,439
Milestone payments (2)	10,107	15,771	—	—	25,878
Operating lease obligations (3)	4,618	3,223	1,167	—	9,008
Capital lease obligations (4)	212	126	—	—	338

Total	$17,201	$19,295	$1,167	$—	$37,663

(1)	We have committed to pay advance payments under certain royalty and license agreements. These payments are tied to significant obligations of performance and we accrue for these commitments once those performance obligations are met.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from fiscal 2006 through fiscal 2012. These are future minimum annual rental payments required under the leases, including a related party sub-lease with Atari Interactive.

(4)	We entered into several capital leases for computer equipment beginning in the third quarter of fiscal 2005. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”. This Statement requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2005, the adoption of this issue has had no material impact on our consolidated financial statements.
     In December 2004, the FASB issued Statement No. 123-R, “Share Based Payments”. Statement No. 123-R is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in Statement No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. Statement No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share-based payment transactions.
     We plan to adopt Statement No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of Statement No. 123-R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but early adoption is encouraged. As of December 31, 2005, management is currently reviewing the effect that the adoption of Statement No. 123-R will have on our consolidated financial statements.
     In June 2005, the EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. As of December 31, 2005, the adoption of this issue has had no material impact on our consolidated financial statements.
     In June 2005, the FASB issued FSP No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of December 31, 2005, the adoption of this issue has had no material impact on our consolidated financial statements.
     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). We are currently evaluating our available alternatives for the adoption of FSP 123(R)-3 and have until the earlier of November 2006 or one year from adoption to make our one-time election.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our carrying value of cash, trade accounts receivable, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $12.6 million of our revenue for the nine months ended December 31, 2005. We also pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of December 31, 2005, foreign subsidiaries represented 0.0% and 1.3% of consolidated net revenues and total assets, respectively. We also recorded approximately $7.8 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 contemplated by Rule 13a-15(b) under the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were not effective solely because of the material weakness described below.
     Changes in Internal Control Over Financial Reporting — Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     As described in Note 13, we have determined that the restatement of our consolidated statements of cash flows for the nine months ended December 31, 2004 was a result of a material weakness in internal controls over financial reporting. Specifically, there was an inadequate review process in place as it relates to the reporting of certain non-cash transactions in the statements of cash flows. We are currently implementing additional formal procedures in order to remediate this material weakness by March 31, 2006.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     During the nine months ended December 31, 2005, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
     Our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations.
Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II, and Chicago West Pullman LLC
     On May 17, 2004, we and Atari Interactive together with Hasbro filed a complaint against Games, its CEO Ach, and Chicago West Pullman in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs allege that an interim license that Atari granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay Atari certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between Atari and Games dated December 31, 2003, as amended. The plaintiffs allege that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from Atari to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further allege that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to Atari, but that Games nevertheless continued to use plaintiffs’ intellectual property.
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
     On February 2, 2006, the Court of Appeals issued an order affirming the District Court’s judgment against Ach, Games, Inc., and Chicago West Pullman.
     Atari has made efforts to collect on the judgment it obtained in the District Court.
     On August 26, 2005, we filed a garnishment proceeding in Hamilton County Court of Common Pleas in Cincinnati, Ohio seeking to restrain assets of Games, Chicago West Pullman and Ach held at Fifth Third Bank. On September 21, 2005, Games, Chicago West Pullman and Ach filed a complaint and motion for temporary restraining order in the Court of Common Pleas, Hamilton County, Ohio against us, Atari Interactive, and Hasbro seeking to restrain them from executing upon the judgment in Ohio. On December 12, 2005, a hearing was held on the motion for a temporary restraining order. On December 16, 2005, the Court denied the temporary restraining order and dismissed Hasbro and Atari Interactive from the action. Atari filed an answer to the complaint filed by Games, Chicago West Pullman and Ach on January 23, 2006. Games, Chicago West Pullman and Ach filed an amended complaint on January 24, 2006. On February 7, 2006, Games, Chicago West Pullman, and Ach voluntarily dismissed their claims against us, without prejudice.
     We are currently investigating further options with respect to our collection efforts. As of December 31, 2005, we have not recorded any amounts related to this matter.
American Video Graphics, L.P., v. Electronic Arts, Inc. et al.
     On August 23, 2004, American Video Graphics, L.P. filed a lawsuit against us, Electronic Arts, Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision Inc., THQ, Inc., Vivendi Universal Games, Inc., Sega of America, Inc.,

Square Enix, Inc., Tecmo, Inc., Lucasarts, a division of Lucas Films Entertainment Co., Ltd., and Namco Hometek, Inc. in the United States District Court for the Eastern District of Texas, Tyler Division (Case No. 6:04 CV-398-LED), alleging infringement of US Patent No. 4,734,690 (method and apparatus for spherical panning) and seeking unspecified damages.
     On October 19, 2005, we and AVG executed a Patent License and Settlement Agreement pursuant to which we will pay $0.3 million in full settlement of the lawsuit and receive an irrevocable, nonexclusive, worldwide license to use, publish, sell, etc. products covered by the AVG patents.
iEntertainment Network, Inc. v. Epic Games, Inc., Atari, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.
     On December 22, 2004, we were served with a Complaint by iEntertainment, Inc. The Complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1)) and names the following defendants: us, Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The Complaint alleges infringement of US Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. On December 15, 2005, the parties entered into a settlement agreement pursuant to which in exchange for $175,000, iEntertainment released all parties (and their affiliates) from claims and granted Atari an irrevocable, fully paid-up, nonexclusive right and license under US Patent No. 6,042,477 and all other patents and patent applications currently owned by or enforceable by iEntertainment, with the right to sublicense to others, to make, have made, import, use, practice, offer for sale, sell or otherwise dispose of our products worldwide. Our portion of the settlement amount $25,000, was paid in full as of December 31, 2005. A Stipulation of Dismissal was entered with the Court on December 22, 2005.
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
Bouchat v. Champion Products, et al. (Accolade)
     This suit involving Accolade, Inc. (a predecessor entity of Atari, Inc.) was filed in 1999 in the District Court of Maryland. The plaintiff originally sued the NFL claiming copyright infringement of a logo being used by the Baltimore Ravens that plaintiff allegedly designed. The plaintiff then also sued nearly 500 other defendants, licensees of the NFL, on the same basis. The NFL hired counsel to represent all the defendants. Plaintiff filed an amended complaint in 2002. In 2003, the District Court held that plaintiff was precluded from recovering actual damages, profits or statutory damages against the defendants, including Accolade. Plaintiff has appealed the District Court’s ruling to the Fourth Circuit Court of Appeals.
Indigo Moon Productions, LLC v. Hasbro, Inc., et al.
     On August 12, 2005, Indigo Moon Productions, LLC, or Indigo Moon, filed a lawsuit against us, Hasbro, Hasbro Interactive, Atari Interactive and Infogrames, Inc. (n/k/a Atari, Inc.) in the United States District Court in the Western District of Kentucky. Indigo Moon alleges that on or about June 28, 2000, Indigo Moon and Hasbro Interactive, Inc. (n/k/a Atari Interactive) entered into a Confidential Information Agreement for sharing information regarding the possibility of cooperating on the production or exploitation of interactive games. Indigo Moon alleges that it provided Atari Interactive with designs and concepts for a computerized version of Clue and that Atari Interactive represented that it would compensate Indigo Moon for its work, but did not. Indigo Moon further alleges that in October 2003 Hasbro, Atari Interactive and/or Infogrames, Inc. released a Clue FX Game and that in the Spring of 2005 Hasbro, Atari Interactive and/or Infogrames, Inc. released Clue Mysteries, each of which allegedly incorporates Indigo Moon’s work. Indigo Moon’s complaint alleges the following specific causes of action: breach of express contract, breach of implied contract, promissory estoppel, quasi-contract and unjust enrichment, breach of a confidential relationship and misappropriation of trade secret; and seeks unspecified damages.
Rafael Curulla v. SAS Atari Europe and Atari, Inc.
     On April 1, 2005, Mr. Curulla, a former employee of Atari Europe filed a Complaint against Atari Europe and Atari, Inc. Mr. Curulla was an employee of Atari Europe who had been assigned to work at Atari’s Santa Monica studio as of December 1, 2001. His assignment in the US was on a three year renewable basis. As of August 31, 2004, in connection with the closing of the Santa Monica studio, Mr. Curulla’s assignment in the US was terminated. Mr. Curulla’s Complaint was lodged before the Industrial Tribunal of Lyon, France (Conseil de Prud’hommes). A hearing took place on October 6, 2005 and a discovery period was established. Curulla is claiming that he is owed damages for dismissal without serious cause in the amount of 88,674 Euros, a bonus in the amount of 5,494 Euros, compensation for dismissal in the amount of 4,261 Euros, damages under Article 700 of the New Code of Civil Procedure in the amount of 2,000 Euros plus expenses. Discovery closed on January 5, 2006. The next hearing was scheduled to take place on February 16, 2006 at which time all parties were to have an opportunity to make their case. As of February 22, 2006, the February 16, 2006 hearing date has been postponed and a new date for the hearing has not yet been set. Atari Europe is representing Atari, Inc.

Item 6. Exhibits

(a)	Exhibits

10.1*	Amendment No. 1 to Employment Agreement, dated as of November 23, 2005, between the Company and Bruno Bonnell.

10.2*	Consulting Agreement, dated November 22, 2005, between the Company and Ann E. Kronen.

10.3*	Form of 2005 Stock Incentive Plan Option Award Agreement.

10.4*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement.

31.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.

By:	/s/ Bruno Bonnell

Bruno Bonnell
Chief Executive Officer, Chief Creative Officer, Acting Chief Financial Officer, and Chairman
(Principal Executive Officer and Duly Authorized Officer)
Date: February 22, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Amendment No. 1 to Employment Agreement, dated as of November 23, 2005, between the Company and Bruno Bonnell.

10.2*	Consulting Agreement, dated November 22, 2005, between the Company and Ann E. Kronen.

10.3*	Form of 2005 Stock Incentive Plan Option Award Agreement.

10.4*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement.

31.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement.