Form 10-K/A
period 2005-03-31
ATARI INC
filed 2006-03-07
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

417 Fifth Avenue, New York, NY 10016
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (212) 726-6500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

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

ATARI, INC. AND SUBSIDIARIES
MARCH 31, 2005 ANNUAL REPORT ON AMENDMENT NO. 3 ON FORM 10-K/A

EXPLANATORY PARAGRAPH
     This Amendment No. 3 on Form 10-K/A for the year ended March 31, 2005 is being filed to give effect to the restatement of our consolidated statements of cash flows for the years ended March 31, 2004 and 2005 as discussed in Note 25 to the consolidated financial statements. Management determined that secured promissory notes received by us from Infogrames Entertainment S.A., our majority stockholder (“IESA”), and its subsidiaries in satisfaction of royalties due from IESA and its subsidiaries to us and in exchange for short-term notes receivable and other receivables due from related parties represented non-cash activities that should not have been included as cash transactions in our statement of cash flows for the year ended March 31, 2005. We have also determined that short-term notes receivable previously received from IESA and its subsidiaries during the year ended March 31, 2004 in satisfaction of amounts set off by one of our customers against amounts due to the customer by IESA and its subsidiaries, and receivables associated with the sale of certain intellectual property to IESA and its subsidiaries represented non-cash transactions that should not have been included as cash transactions in our statement of cash flows for the year ended March 31, 2004. The restatement does not affect the net change in cash for each of the years ended March 31, 2004 and 2005, and has no impact on our consolidated balance sheets, statements of operations, or statements of stockholders’ equity. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in this Amendment No. 3 on Form 10-K/A. In connection with the restatement, management has revised its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, as discussed in Item 9A. Further, in connection with this Amendment No. 3 on Form 10-K/A, we added Note 26 (Subsequent Event) to the consolidated financial statements to include the going concern considerations that arose and were previously disclosed in our December 31, 2005 quarterly report on Form 10-Q. In addition, we have made immaterial revisions to this document. This Amendment No. 3 on Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing. Accordingly, this Amendment No. 3 on Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K.

This Annual Report contains statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this Report, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Amendment No. 3 on Form 10-K/A are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. These forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those anticipated by any forward-looking statements made by, or on behalf of, us. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. For a discussion of factors that could cause our operating results or other matters not to be as anticipated by forward-looking statements in this document, please see the section entitled “Risk Factors” on pages 13 to 21.

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

RELATIONSHIP WITH IESA

     As of March 31, 2005, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA renders management services to us (systems and administrative support) and through June 30, 2005, we rendered management services to Atari Interactive, a subsidiary of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. Atari Interactive is the source of approximately 38% of our net revenue and we generate approximately 5% of our net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.

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

     We are one of the largest distributors of video game software to mass merchants in the United States. Our strength in distribution ensures access to favorable shelf space for our products. We distribute our products to a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, Circuit City, and Toys ‘R’ Us; specialty stores such as Electronics Boutique and GameStop; rental chains such as Blockbuster and Hollywood Video; and warehouse clubs such as Sam’s Club and Costco. Wal-Mart and Target accounted for 25.7% and 12.3%, respectively, of our net revenues for the year ended March 31, 2005. Additionally, our games are made available through various on-line retail and “e-tail” companies (e.g. Amazon.com), and through the emerging digital distribution/electronic software download marketplace.

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

ITEM 3. LEGAL PROCEEDINGS

     The following material litigation matters are still pending during the fourth quarter of fiscal 2005. With respect to matters in which we are a defendant, we continue to believe that the underlying complaints are without merit and we intend to defend ourselves vigorously against these actions. No matter was terminated during the fourth quarter of fiscal 2005.

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

     On July 16, 2004, it came to plaintiffs’ attention that, in violation of the preliminary injunction, Games, Inc. had issued a press release on July 13, 2004, that erroneously stated that Games, Inc. owned the “games.com” web site and that it had an exclusive license to certain Atari and Hasbro games. Plaintiffs immediately brought the erroneous press release to the attention of Games, Inc.’s counsel. On that same day, Games, Inc. replaced the erroneous press release with a corrected press release, but refused to issue a corrective press release explaining that it in fact did not own either the web site or have any license to Atari and Hasbro games. On July 19, 2004, plaintiffs brought this to the attention of the Court, who ordered that a corrective press release be issued, but approved language submitted by Games, Inc.’s counsel.

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

     On October 4, 2004, it came to plaintiffs’ attention that Games, Inc. was in violation of the preliminary injunction because it represented in its Form 10-KSB filing dated October 1, 2004, that Games, Inc. owned the domain name “games.com” and that it had an exclusive license to certain Hasbro and Atari games. Plaintiffs immediately brought this to the attention of Games, Inc.’s counsel, who represented that certain, but not all, statements would be amended. But Games, Inc. did not amend its Form 10-KSB. Accordingly, plaintiffs sought permission to move for contempt for violation of the preliminary injunction.

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

     Ach filed a motion for reconsideration concerning the Court’s ruling that the judgment would run directly against Ach, and we requested that the Court issue a permanent injunction and clarify certain aspects of the judgment. On May 27, 2005, the Court issued an order denying Ach’s motion for reconsideration and confirming its earlier ruling that the judgment would run against Ach personally. The Court also clarified that after December 29, 2005, we are entitled to an additional $1.0 million, representing the cash redemption of the last 10,000 shares of Games Inc.’s stock. The Court also issued a permanent injunction barring Games Inc. from “selling or distributing any product that contains the intellectual property” that is the subject of the asset purchase agreement. The remaining elements of the original judgment remain. As of March 31, 2005, we have not recorded any amounts related to this matter.

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

     These tables should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Amendment No. 3 on Form 10-K/A. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years		Nine Months		Years
	Ended		Ended		Ended
	June 30,		March 31,		March 31,
	2001	2002	2002	2003	2003	2004	2005
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$266,928	$388,258	$263,824	$376,887	$501,321	$447,451	$395,165
Costs and expenses:
Cost of goods sold	127,534	207,361	148,714	197,552	256,200	251,142	211,313
Research and product development	39,141	57,729	39,867	54,020	71,882	68,591	60,134
Selling and distribution expenses	66,915	79,590	58,778	66,959	87,771	80,442	60,763
General and administrative expenses	65,148	37,469	28,925	32,256	40,800	33,031	36,887
In process research and development	—	7,400	—	—	7,400	—	—
Gain on sale of development project to a related party	—	—	—	—	—	(3,744)	—
Restructuring and other charges	3,539	—	—	—	—	—	4,932
Infogrames North America merger costs	1,700	—	—	—	—	—	—
Gain on sale of line of business	(5,501)	—	—	—	—	—	—
Depreciation and amortization(1)	19,296	5,044	3,227	5,580	7,397	8,804	10,602

Total costs and expenses	317,772	394,593	279,511	356,367	471,450	438,266	384,631

Operating (loss) income	(50,844)	(6,335)	(15,687)	20,520	29,871	9,185	10,534
Interest expense, net	(13,399)	(11,956)	(7,887)	(9,598)	(13,667)	(7,658)	(459)
Other income (expense)	1,358	(3,226)	287	644	(2,868)	(2,068)	42

(Loss) income from continuing operations before (benefit from) provision for income taxes	(62,885)	(21,517)	(23,287)	11,566	13,336	(541)	10,117
(Benefit from) provision for income taxes	(2,368)	(3,336)	(5,014)	405	2,083	(2,919)	184

(Loss) income from continuing operations	(60,517)	(18,181)	(18,273)	11,161	11,253	2,378	9,933
(Loss) income from discontinued operations of Humongous Entertainment	(151)	7,251	8,052	6,909	6,107	(1,612)	(4,241)

Net (loss) income	(60,668)	(10,930)	(10,221)	18,070	17,360	766	5,692
Dividend to parent	—	—	—	—	—	(39,351)	—

(Loss) income attributable to common stockholders	$(60,668)	$(10,930)	$(10,221)	$18,070	$17,360	$(38,585)	$5,692

Basic and diluted (loss) income per share from continuing operations	$(1.07)	$(0.26)	$(0.26)	$0.16	$0.16	$0.02	$0.08
Basic and diluted income (loss) per share from discontinued operations of Humongous Entertainment	0.00	0.10	0.11	0.10	0.09	(0.01)	(0.03)
Basic and diluted (loss) per share related to dividend to parent	—	—	—	—	—	(0.41)	—

Basic and diluted (loss) income per share attributable to common stockholders	$(1.07)	$(0.16)	$(0.15)	$0.26	$0.25	$(0.40)	$0.05

Basic weighted average shares outstanding	56,839	69,722	69,686	69,878	69,864	96,990	121,276

Diluted weighted average shares outstanding	56,839	69,722	69,686	70,055	70,058	96,990	121,587

(1)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective July 1, 2001. The adoption has eliminated the goodwill amortization prospectively from the effective date.

	June 30,		March 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$4,724	$5,392	$810	$9,607	$10,433
Working (deficit) capital	(56,636)	(90,958)	(90,910)	25,228	35,651
Total assets	145,084	241,863	232,082	193,956	190,039
Total debt	149,308	236,211	220,061	—	—
Stockholders’ (deficit) equity	(106,536)	(115,329)	(96,918)	115,063	120,667

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 25 to the consolidated financial statements.

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

     For the nine months ended March 31, 2002 and 2003, and the years ended March 31, 2003, 2004, and 2005, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $77.7 million, $76.4 million, $103.4 million, $102.7 million, and $85.7 million, respectively. As of March 31, 2004 and March 31, 2005, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $36.3 million and $24.3 million, respectively.

Inventories

     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the nine months ended March 31, 2002 and 2003, and the years ended March 31, 2003, 2004, and 2005, we recorded obsolescence expense of approximately $(0.8) million, $3.4 million, $5.0 million, $1.7 million, and $2.6 million, respectively. As of March 31, 2004 and March 31, 2005, the aggregate reserve against inventories was approximately $2.0 million and $2.4 million, respectively.

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

Licenses

     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation for performance remains with us or the third party. If significant obligations remain, the asset is to cost of goods sold capitalized when due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales to cost of goods sold. Management evaluates the carrying value of these capitalized licenses and records an impairment charge in the period management determines that such capitalized amounts are not expected to be realized. Such impairments are charged to cost of goods sold if the product has been released or previously sold and to research and product development expense if the product has not been released.

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

     In December 2004, the FASB issued Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. As we have no earnings to repatriate from our foreign subsidiaries, we have determined that the issuance of FSP 109-2 has no effect on our financial position and results of operations.

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

Results of Operations

Year ended March 31, 2005 versus year ended March 31, 2004

Consolidated Statement of Operations (dollars in thousands):

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)
	March 31,	Revenues	March 31,	Revenues	Increase
	2004		2005

Net revenues	$447,451	100.0%	$395,165	100.0%	$(52,286)
Costs and expenses:
Cost of goods sold	251,142	56.1%	211,313	53.5%	(39,829)
Research and product development	68,591	15.3%	60,134	15.2%	(8,457)
Selling and distribution expenses	80,442	18.0%	60,763	15.4%	(19,679)
General and administrative expenses	33,031	7.3%	36,887	9.3%	3,856

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)/
	March 31,	Revenues	March 31,	Revenues	Increase
	2004		2005

Restructuring expenses	—	0.0%	4,932	1.2%	4,932
Gain on sale of development project to a related party	(3,744)	(0.8)%	—	0.0%	(3,744)
Depreciation and amortization	8,804	2.0%	10,602	2.7%	1,798

Total costs and expenses	438,266	97.9%	384,631	97.3%	(53,635)

Operating income	9,185	2.1%	10,534	2.7%	1,349
Interest expense, net	(7,658)	(1.7)%	(459)	(0.1)%	(7,199)
Other (expense) income	(2,068)	(0.5)%	42	0.0%	2,110

(Loss) income from continuing operations before provision for (benefit from) income taxes	(541)	(0.1)%	10,117	2.6%	10,658
(Benefit from) provision for income taxes	(2,919)	(0.6)%	184	0.1%	3,103

Income from continuing operations	2,378	0.5%	9,933	2.5%	7,555
(Loss) from discontinued operations of Humongous Entertainment	(1,612)	(0.3)%	(4,241)	(1.1)%	2,629

Net income	$766	0.2%	$5,692	1.4%	$4,926

Dividend to parent	(39,351)	(8.8)%	—	0.0%	(39,351)

(Loss) income attributable to common stockholders	$(38,585)	(8.6)%	$5,692	1.4%	$44,277

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

Cost of Goods Sold

     Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products, and mix of licensed product. These expenses decreased to $211.3 million for the year ended March 31, 2005 from $251.1 million in the comparable 2004 period primarily from decreased sales volume. Cost of goods sold as a percentage of net revenues decreased from 56.1% in the 2004 period to 53.5% in the current period, reflecting:

•	lower average unit costs as a percentage of ASPs on the console products within the publishing business and

•	a higher mix of international royalty income on which we incur lower costs, as well as higher licensing and other revenue with lower associated royalty costs.

Research and Product Development Expenses

     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers on products that are currently in development and billings from related party developers. These expenses for the year ended March 31, 2005 decreased approximately $8.5 million, or 12.4%, to $60.1 million from $68.6 million in the comparable 2004 period due to:

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

     Internal research and product development expenses represent 47.8% of the total research and product development expenses for the year ended March 31, 2005 and 44.2% of the total research and product development expenses for the year ended March 31, 2004. Research and product development expenses, as a percentage of net revenues, remained consistent with the prior period at approximately 15.3%.

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

Year ended March 31, 2004 versus year ended March 31, 2003

Consolidated Statement of Operations (dollars in thousands):

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)/
	March 31,	Revenues	March 31,	Revenues	Increase
	2003		2004
Net revenues	$501,321	100.0%	$447,451	100.0%	$(53,870)
Costs and expenses:
Cost of goods sold	256,200	51.1%	251,142	56.1%	(5,058)
Research and product development	71,882	14.4%	68,591	15.3%	(3,291)
Selling and distribution expenses	87,771	17.5%	80,442	18.0%	(7,329)
General and administrative expenses	40,800	8.1%	33,031	7.2%	(7,769)
In-process research and development	7,400	1.5%	—	0.0%	(7,400)
Gain on sale of development project to a related party	—	0.0%	(3,744)	(0.8)%	(3,744)
Depreciation and amortization	7,397	1.4%	8,804	2.0%	1,407

Total costs and expenses	471,450	94.0%	438,266	97.9%	(33,184)

Operating income	29,871	6.0%	9,185	2.1%	(20,686)
Interest expense, net	(13,667)	(2.7)%	(7,658)	(1.7)%	(6,009)
Other expense	(2,868)	(0.6)%	(2,068)	(0.5)%	(800)

Income (loss) from continuing operations before provision for (benefit from) income taxes	13,336	2.7%	(541)	(0.1)%	13,877
Provision for (benefit from) income taxes	2,083	0.5%	(2,919)	(0.6)%	(5,002)

Income from continuing operations	11,253	2.2%	2,378	0.5%	$(8,875)
Income (loss) from discontinued operations of Humongous Entertainment	6,107	1.3%	(1,612)	(0.3)%	7,719

Net income	$17,360	3.5%	$766	0.2%	$(16,594)

Dividend to parent	—	0.0%	(39,351)	(8.8)%	39,351

Income (loss) attributable to common stockholders	$17,360	3.5%	$(38,585)	(8.6)%	$(55,945)

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

Cost of Goods Sold

     Cost of goods sold decreased to $251.1 million for the year ended March 31, 2004 from $256.2 million in the comparable 2003 period primarily from decreased sales volume while, as a percentage of net revenues, cost of goods sold increased from 51.1% to 56.1%. The increased percentage of net revenues is driven by the continuing sales mix shift within the publishing business toward the more costly console product and away from the less costly PC product, which is consistent with current industry trends, offset by a sales mix shift out of the higher cost distribution business and into the lower cost publishing business. Approximately 72.2% of the publishing business’ shipments consisted of console sales during the year ended March 31, 2004 versus 63.5% in the comparable 2003 period. For the year ended March 31, 2004, the distribution business accounted for 14.1% of our net revenues as compared to 19.2% for the comparable 2003 period.

Research and Product Development Expenses

     Research and product development expenses for the year ended March 31, 2004 decreased approximately $3.3 million, or 4.6%, to $68.6 million from $71.9 million in the comparable 2003 period, primarily from reductions in internal studio development costs due to the completion of certain titles early in the 2004 period, offset by increased external development costs due to the timing of milestone completions upon which this expense is based. Internal costs represented 44.2% of the total research and product development costs for the year ended March 31, 2004, while internal costs were 46.5% of total research and product development costs for the comparable 2003 period.

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

Nine months ended March 31, 2003 versus nine months ended March 31, 2002

Consolidated Statement of Operations (dollars in thousands):

	Nine Months	% of	Nine Months	% of
	Ended	Net	Ended	Net	Increase/
	March 31,	Revenues	March 31,	Revenues	(Decrease)
	2002		2003
Net revenues	$263,824	100.0%	$376,887	100.0%	$113,063
Costs and expenses:
Cost of goods sold	148,714	56.4%	197,552	52.4%	48,838
Research and product development	39,867	15.1%	54,020	14.3%	14,153
Selling and distribution expenses	58,778	22.3%	66,959	17.8%	8,181
General and administrative expenses	28,925	10.9%	32,256	8.6%	3,331
Depreciation and amortization	3,227	1.2%	5,580	1.5%	2,353

Total costs and expenses	279,511	(105.9)%	356,367	94.6%	76,856

Operating (loss) income	(15,687)	(5.9)%	20,520	5.4%	36,207
Interest expense, net	(7,887)	(3.0)%	(9,598)	(2.5)%	1,711
Other income	287	0.1%	644	0.2%	357

(Loss) income from continuing operations before (benefit from) provision for income taxes	(23,287)	(8.8)%	11,566	3.1%	34,853
(Benefit from) provision for income taxes	(5,014)	(1.9)%	405	0.1%	5,419

(Loss) income from continuing operations	(18,273)	(6.9)%	11,161	3.0%	29,434
Income from discontinued operations of Humongous Entertainment	8,052	3.0%	6,909	1.8%	(1,143)

Net (loss) income	$(10,221)	(3.9)%	$18,070	4.8%	$28,291

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

Cost of Goods Sold

     Cost of goods sold increased to $197.6 million for the nine months ended March 31, 2003 from $148.7 million in the comparable 2002 period due mainly to increased sales volume. Cost of goods sold as a percentage of net revenues decreased to 52.4% for the nine months ended March 31, 2003 from 56.4% in the comparable 2002 period. This decrease was the result of our product mix shift out of the higher cost distribution business and into the publishing business and a stronger publishing product offering, offset partially by a shift within the publishing business from lower cost PC product to console product. For the nine months ended March 31, 2003, the distribution business accounted for 19.8% of our net revenues as compared to 29.4% for the comparable period in 2002. Approximately 61.0% of the publishing business’s shipments were console sales during the nine months ended March 31, 2003 versus 33.4% in the comparable 2002 period.

Research and Product Development Expenses

     Research and product development expenses for the nine months ended March 31, 2003 increased approximately $14.1 million, or 35.3%, to $54.0 million from $39.9 million in the comparable 2002 period. The primary reason for the increase in research and product development expense was from increased spending by our internal development studios, which include Legend, Reflections and Shiny. Much of the increase related to the costs associated with the development of the Enter the Matrix video game on all platforms incurred by Shiny, which we acquired in April 2002. During the nine months ended March 31, 2003, our internal development studios incurred expenses of $26.3 million, an increase of $10.1 million or 62.3% from $16.2 million in the comparable 2002 period. In relation to total research and product development expenses, the internal costs represented 48.7% of the total research and product development costs for the nine months ended March 31, 2003, while internal costs were 40.6% of total research and product development costs for the comparable 2002 period. Research and product development expenses, as a percentage of net revenues, decreased to 14.3% for the nine months ended March 31, 2003 from 15.1% in the comparable 2002 period.

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

Cash Flows

(in thousands)

	March 31,	March 31,
	2004	2005
Cash	$9,607	$10,433

Working capital	$25,228	$35,651

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2004	2005
Cash provided by operating activities	$3,297	$2,927
Cash (used in) investing activities	(19,496)	(2,112)
Cash provided by (used in) financing activities	24,846	(17)
Effect of exchange rates on cash	150	28

Net increase in cash	$8,797	$826

     During the year ended March 31, 2005, cash of $2.9 million was provided by operating activities primarily due to our results of operations, offset by $2.5 million of payments made in the fourth quarter due to management’s restructuring plan and $3.4 million cash usage funding our discontinued operations.

     Investing activities for the year ended March 31, 2005 used approximately $2.1 million as compared to $19.5 million in the comparable prior period. This change in cash outflow is attributable to our decision to no longer make cash advances to related parties. The comparable 2004 period had cash usage of approximately $14.4 million from related party cash advances.

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

IESA Liquidity

     As of March 31, 2005, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is diminished. There can be no assurance that IESA will complete sufficient actions to assure its future financial stability.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123-R, “Share Based Payment”. Statement No. 123-R is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in Statement No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. Statement No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share-based payment transactions with employees.

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

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. The amendments made by Statement No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We have determined that adoption of Statement No. 151 will have no material effect on our financial position and results of operations.

     In December 2004, the FASB issued Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. As we have no earnings to repatriate from our foreign subsidiaries, we have determined that the issuance of FSP 109-2 has no effect on our financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements, and notes thereto, and our Financial Statement Schedule, are presented on pages F-1 through F-45 hereof as set forth below:

PAGE
ATARI, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 31, 2004 and March 31, 2005	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended March 31, 2002 (unaudited) and 2003, and the Years Ended March 31, 2003 (unaudited), 2004, and 2005	F-3
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 (unaudited) and 2003, and the Years Ended March 31, 2003 (unaudited), 2004 (as restated), and 2005 (as restated)	F-5
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Nine Months Ended March 31, 2003, and the Years Ended March 31, 2004 and 2005	F-8
Notes to the Consolidated Financial Statements	F-10 to F-43
FINANCIAL STATEMENT SCHEDULE
Nine Months Ended March 31, 2003, and Years Ended March 31, 2004 and 2005
Schedule II—Valuation and Qualifying Accounts	F-44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Evaluation of Disclosure Controls and Procedures— Previously, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, and found them to be effective, as of March 31, 2005 contemplated by Rule I3a-15(b) under the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the filing of this Amendment No. 3 to our Annual Report on Form 10-K/A, our Chief Executive Officer and Acting Chief Financial Officer have revised their conclusion and have determined that as of March 31, 2005, our disclosure controls and procedures were not effective solely because of the material weakness discussed below.
     Changes in Internal Control Over Financial Reporting — Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the year ended March 31, 2005. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the year ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     We have determined that the restatement of our consolidated statements of cash flows for the years ended March 31, 2004 and 2005 was a result of a material weakness in internal controls over financial reporting. Specifically there was an inadequate review process in place as it relates to the reporting of certain non-cash transactions in the statements of cash flows. We are currently implementing additional formal procedures in order to remediate this material weakness by March 31, 2006.

Management’s Annual Report on Internal Control Over Financial Reporting (as revised)

     Management of Atari is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 13, 2005, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2005. Subsequent to the issuance of the original Form 10-K, management identified a material weakness in the operation of our control relating to the review process of the treatment of certain non-cash transactions in our consolidated statements of cash flows for the years ended March 31, 2004 and 2005. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2005.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Atari, Inc.
June 13, 2005
(March 2, 2006, as to the effects of the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting (as revised))

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Atari, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (as revised) that Atari, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated June 13, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2004 and 2005 annual financial statements and 2005 interim financial statements, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: The Company’s review process of the treatment of certain non-cash transactions in their consolidated statements of cash flows did not operate effectively as of March 31, 2005. This material weakness resulted in the restatement of the Company’s previously issued annual financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2005 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended March 31, 2005 (as restated) of the Company and our report dated June 13, 2005 (March 2, 2006 as to Note 26 and the effects of the restatement discussed in Note 25 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs relating to uncertainties which raise substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 26 and the restatement of the consolidated statement of cash flows discussed in Note 25.

DELOITTE & TOUCHE LLP

New York, New York
June 13, 2005
(March 2, 2006 as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised))

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Election of Directors” and “Executive Officers”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by our previously filed Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Executive Compensation”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by our previously filed Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by our previously field Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Certain Relationships and Related Transactions”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by our previously filed Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, entitled “Principal Accountant Fees and Services”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by our previously filed Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

See Item 8 above.

(a)(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

3.2	Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.3	Amendment No. 1 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

4.1	Specimen form of stock certificate of Common Stock is incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-14441) initially filed with the SEC on October 20, 1995, and all amendments thereto.

4.2	Registration Rights Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Company is incorporated herein by reference to an exhibit filed as a part of the Company’s Registration Statement on Form S-1 filed October 20, 1995.

4.3	Second Amended and Restated Registration Rights Agreement, dated as of October 2, 2000, between California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.1	Distribution Agreement between Infogrames Entertainment SA, Infogrames Multimedia SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.2	Addendum to Distribution Agreement between Infogrames Entertainment SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 10.26a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.3	Amendment to Distribution Agreement between Infogrames Entertainment SA and the Company dated as of July 1, 2000, is incorporated by reference to Exhibit 10.24a to the Company’s Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.4	Distribution Agreement between Infogrames Entertainment SA and the Company, dated October 2, 2000, as supplemented on November 12, 2002 is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

10.5	Services Agreement, dated as of January 1, 2000, between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.41 to the Company’s Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.6	Services Agreement, dated as of January 26, 2001, between the Company and Infogrames Interactive, Inc. (now known as Atari Interactive, Inc.), is incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.7	Warehouse Services Contract, dated March 2, 1999, by and between the Company and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.8	Credit Agreement, dated as of November 12, 2002, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2002.***

10.9	First Amendment and Consent to the Credit Agreement, dated as of March 28, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57a to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.10	Second Amendment and Consent to the Credit Agreement, dated as of April 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57b to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.11	Third Amendment and Waiver to the Credit Agreement, dated as of July 11, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57c to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.12	Fourth Amendment and Consent to the Credit Agreement, dated as of September 12, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.13	Fifth Amendment to the Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.14	Sixth Amendment to the Credit Agreement, dated as of December 23, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.15	Seventh Amendment to the Credit Agreement, dated as of March 31, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.16	Eighth Amendment to the Credit Agreement, dated as of May 20, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.17	Consent to Credit Agreement, dated as of July 15, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agreement, Agent and Lender, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.18	Intercreditor and Subordination Agreement, dated as of November 12, 2002, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002.

10.19	First Amendment to Intercreditor and Subordination Agreement, dated as of December 23, 2003, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., Atari Interactive, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.20	Loan and Security Agreement, dated as of May 13, 2005, among the Company, as Borrower, and HSBC Business Credit (USA) Inc., as Lender is incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005

10.21*	Letter of Employment, dated as of April 23, 2002, between David Perry and the Company is incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.22*	The 1995 Stock Incentive Plan (as amended on October 31, 1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed December 6, 1996.

10.23*	The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.24*	The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.25*	The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Company’s proxy statement dated June 29, 2000.

10.26*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Company’s Information Statement dated November 27, 2000.

10.27*	Third Amendment to the Atari, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.28*	The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.29*	Description of Registrant’s Annual Incentive Plan for fiscal 2005 is incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.30*	Employment Agreement, dated June 1, 2002, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 6.1 to the Company’s Annual Report on Form 10-K for the quarter ended June 30, 2002.

10.31*	Employment Agreement with Bruno Bonnell, dated as of July 1, 2004 and effective as of April 1, 2004, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.32*‡	Termination and General Release Agreement, dated October 15, 2004, by and between the Company and Denis Guyennot is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.33*	Employment Agreement, dated November 26, 2004, by and between the Company and James Caparro is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.34*	Letter Agreement by and between the Company and Diane Price Baker, dated January 24, 2005 is incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.35*	Consultant Agreement between the Company and Ann Kronen, dated as of July 8, 2003 is incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.***

10.36	Agreement of Lease, dated as of December 12, 1996, by and between the Company and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.37	First Amendment of Lease dated July 1, 1997 by and between the Company and F.S. Realty Corporation is incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.38	Lease Agreement between the Company and Netbreeders Realty LLC, dated November 1, 1999, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.39	Sublease Agreement between the Company and SAVI Technology, Inc., dated May 30, 2001, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.40	Lease Agreement between the Company and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.41	Lease Agreement between the Company and MV 1997, L.L.C., dated November 24, 1997, is incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.42	Lease Agreement between Parabola Estates Limited and Reflections Interactive Limited dated September 10, 2001 is incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.43	Lease Agreement between Prima Development Corp. and the Company dated May 17, 2002 is incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.44‡	Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated January 19, 2003, is incorporated herein by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.45‡	PlayStation®2 Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated April 1, 2000, as amended is incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.46‡	Xbox® Publisher License Agreement between the Company and Microsoft Corporation, dated April 18, 2000, is incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.47	Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 27, 1999, is incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.48	Amendment One to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated April 20, 2002, is incorporated herein by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.49	Amendment Two to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated June 15, 2002, is incorporated herein by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.50	Amendment Three to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 15, 2002, is incorporated herein by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.51	Amendment Four to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated November 13, 2002, is incorporated herein by reference to Exhibit 10.68 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.52	Amendment Five to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated February 21, 2003, is incorporated herein by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.53	Amendment Six to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated August 11, 2003 as incorporated herein by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.54	Agreement Regarding Satisfaction of Debt and License Amendment among the Company, Infogrames Entertainment S.A. and California U.S. Holdings, Inc., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.55	Amended Trademark License Agreement between the Company and Infogrames Entertainment S.A., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.56	Obligation Assignment and Securing Agreement, dated as of November 3, 2004, by and among the Company, Infogrames Entertainment SA, Atari Interactive, Inc., Atari Europe SAS, and Paradigm Entertainment, Inc, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.57	Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable to the Company is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.58‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $5,122,625 payable to the Company as incorporated herein by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.59‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $2,620,280 payable to the Company as incorporated herein by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.60‡	Promissory Note of Paradigm Entertainment, Inc., in the aggregate amount of $828,870 payable to the Company as incorporated herein by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

21.1	List of Subsidiaries is incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

23.1	Consent of Deloitte & Touche LLP.**

31.1	Chief Executive Officer and Acting Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1‡	Licensed PSP Publisher Agreement by and between the Company and Sony Computer Entertainment America, Inc. dated March 23, 2005, for PlayStation® Portable is incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

99.2‡	Amendment to the Xbox® Publisher Licensing Agreement, dated March 1, 2005 is incorporated by reference to Amendment No. 2 to our Annual Report on Form 10-K/A.

99.3‡	Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and the Company effective March 29, 2002 is incorporated by reference to exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

99.4	License Agreement between the Company and FUNimation Productions, Ltd., dated December 31, 2004 is incorporated by reference to exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

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

A copy of any of the exhibits included in the Annual Report on Form 10-K as amended may be obtained by written request to Atari, Inc. upon payment of a fee of $0.10 per page to cover costs. Requests should be sent to Atari, Inc. at the address set forth on the front cover, attention Director, Investor Relations.

SIGNATURE

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ATARI, INC.
By:	/s/ Bruno Bonnell
	Name:	Bruno Bonnell
	Title:	Chief Executive Officer and Acting Chief Financial Officer

Date: March 2, 2006

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 and for the nine months ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have not audited any financial statements of the Company for any period subsequent to March 31, 2005. However, as discussed in Note 26 to the consolidated financial statements, at December 31, 2005, the Company was not in compliance with certain of its loan covenant requirements related to its line of credit and the lender has notified the Company that they will not extend credit under the credit agreement. In addition, the Company has experienced continuing operating losses. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 26. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 25, the accompanying consolidated statements of cash flows for the years March 31, 2005 and 2004 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2005 (March 2, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s Internal Control Over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

New York, New York
June 13, 2005
(March 2, 2006 as to Note 26 and the effects of the restatement discussed in Note 25)

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	March 31,
	2004	2005
ASSETS
Current assets:
Cash	$9,607	$10,433
Receivables, net	37,707	42,179
Inventories, net	25,643	25,209
Income taxes receivable	2,320	1,533
Due from related parties	4,175	248
Prepaid expenses and other current assets	12,449	20,996
Related party notes receivable	8,571	—
Assets of discontinued operations (Note 20)	2,677	3,555

Total current assets	103,149	104,153
Property and equipment, net	12,581	8,289
Goodwill	70,224	70,224
Other intangible assets, net of accumulated amortization of $1,294 and $1,969, at March 31, 2004 and March 31, 2005, respectively	1,406	731
Other assets	6,596	6,642

Total assets	$193,956	$190,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,780	$27,756
Accrued liabilities	15,665	16,537
Restructuring reserve	—	1,885
Royalties payable	14,195	13,641
Income taxes payable	450	500
Short-term deferred income	2,107	77
Due to related parties	6,704	5,421
Liabilities of discontinued operations (Note 20)	1,020	2,685

Total current liabilities	77,921	68,502
Deferred income	555	478
Long-term liabilities	417	392

Total liabilities	78,893	69,372

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,231 and 121,296 shares issued and outstanding at March 31, 2004 and March 31, 2005, respectively	1,212	1,213
Additional paid-in capital	735,964	736,790
Accumulated deficit	(625,436)	(619,744)
Accumulated other comprehensive income	3,323	2,408

Total stockholders’ equity	115,063	120,667

Total liabilities and stockholders’ equity	$193,956	$190,039

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Nine Months		Years
	Ended March 31,		Ended March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Net revenues	$263,824	$376,887	$501,321	$447,451	$395,165
Costs and expenses:
Cost of goods sold	148,714	197,552	256,200	251,142	211,313
Research and product development	39,867	54,020	71,882	68,591	60,134
Selling and distribution expenses	58,778	66,959	87,771	80,442	60,763
General and administrative expenses	28,925	32,256	40,800	33,031	36,887
Restructuring expenses	—	—	—	—	4,932
In-process research and development	—	—	7,400	—	—
Gain on sale of development project to a related party	—	—	—	(3,744)	—
Depreciation and amortization	3,227	5,580	7,397	8,804	10,602

Total costs and expenses	279,511	356,367	471,450	438,266	384,631

Operating (loss) income	(15,687)	20,520	29,871	9,185	10,534
Interest expense, net	(7,887)	(9,598)	(13,667)	(7,658)	(459)
Other income (expense)	287	644	(2,868)	(2,068)	42

(Loss) income from continuing operations before (benefit from) provision for income taxes	(23,287)	11,566	13,336	(541)	10,117
(Benefit from) provision for income taxes	(5,014)	405	2,083	(2,919)	184

(Loss) income from continuing operations	(18,273)	11,161	11,253	2,378	9,933

Income (loss) from discontinued operations of Humongous Entertainment (Note 20)	8,052	6,909	6,107	(1,612)	(4,241)

Net (loss) income	(10,221)	18,070	17,360	766	5,692

Dividend to parent	—	—	—	(39,351)	—

(Loss) income attributable to common stockholders	$(10,221)	$18,070	$17,360	$(38,585)	$5,692

Basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(0.26)	$0.16	$0.16	$0.02	$0.08
Income (loss) from discontinued operations of Humongous Entertainment	0.11	0.10	0.09	(0.01)	(0.03)

Dividend to parent	—	—	—	(0.41)	—

(Loss) income per share attributable to common stockholders	$(0.15)	$0.26	$0.25	$(0.40)	$0.05

Basic weighted average shares outstanding	69,686	69,878	69,864	96,990	121,276

	Nine Months		Years
	Ended March 31,		Ended March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Diluted weighted average shares outstanding	69,686	70,055	70,058	96,990	121,587

Net (loss) income	$(10,221)	$18,070	$17,360	$766	$5,692
Other comprehensive (loss) income:
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)
Foreign currency translation adjustments	489	46	334	142	(56)
Unrealized (loss) on securities	(57)	—	—	—	—
Reclassification adjustment for realized gains included in net loss	(388)	—	—	—	—

Comprehensive (loss) income	$(10,177)	$18,116	$17,694	$908	$4,777

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months		Years
	Ended		Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)	(as restated- see Note 25)	(as restated- see Note 25)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,221)	$18,070	$17,360	$766	$5,692
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,227	5,580	7,397	8,804	10,602
(Income) loss from discontinued operations	(8,052)	(6,909)	(6,107)	1,612	4,241
Modification of stock options	—	—	—	—	735
Recognition of cumulative translation adjustment from foreign subsidiary	—	—	—	—	(859)
Loss on sale of investment	—	—	—	1,750	—
Write-down of investment	—	—	3,622	—	—
Amortization of discount on related party debt	2,153	2,153	2,870	1,339	—
Accrued interest	2,911	5,295	6,141	1,903	23
Amortization of deferred financing fees	819	1,035	1,061	2,466	822
Recognition of deferred income	(1,750)	—	—	(3,577)	(2,107)
Write-off of property and equipment	52	358	832	38	198
In-process research and development related to acquisition of Shiny Entertainment, Inc.	—	—	7,400	—	—
Gain on sale of marketable securities	(388)	—	—	—	—
Changes in operating assets and liabilities:
Receivables, net	(3,067)	34,162	(6,479)	9,346	(4,472)
Inventories, net	(11,535)	7,446	4,551	9,893	434
Due from related parties	(1,691)	1,532	3,689	(9,364)	(12,292)
Due to related parties	(10,476)	2,830	4,652	(6,774)	23,464
Prepaid expenses and other current assets	(3,774)	(8,604)	(7,399)	6,207	(9,165)
Accounts payable	2,889	(19,492)	(1,234)	(1,606)	(10,046)
Accrued liabilities	(819)	(3,446)	4,321	(15,726)	631
Royalties payable	(5,661)	4,650	6,944	2,261	(554)
Restructuring reserve	(1,946)	(470)	(630)	(71)	1,938
Deferred income	2,121	631	2,438	30	—
Income taxes payable	—	507	1,503	(1,543)	45
Income taxes receivable	(3,973)	689	5,985	(1,909)	789
Other long-term liabilities	1,441	(269)	(259)	(461)	(264)
Other assets	3,094	(564)	2,174	(288)	(3,564)

Net cash (used in) provided by continuing operations	(44,646)	45,184	60,832	5,096	6,291
Net cash provided by (used in) discontinued operations	6,335	7,124	7,605	(1,799)	(3,364)

Net cash (used in) provided by operating activities	(38,311)	52,308	68,437	3,297	2,927

	Nine Months		Years
	Ended		Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)	(as restated- see Note 25)	(as restated- see Note 25)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(6,304)	(3,940)	(5,883)	(5,038)	(2,039)
Proceeds from sale of property and equipment	—	—	—	—	17
Proceeds from sale of marketable securities	497	—	—	—	—
Advances to related parties	—	(32,184)	(32,184)	(14,368)	—
Acquisition of Shiny Entertainment, Inc., net of cash acquired	—	—	(34,010)	—	—

Net cash (used in) continuing operations	(5,807)	(36,124)	(72,077)	(19,406)	(2,022)
Net cash (used in) discontinued operations	(185)	(128)	(201)	(90)	(90)

Net cash (used in) investing activities	(5,992)	(36,252)	(72,278)	(19,496)	(2,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) under related party credit facility, net	54,000	(16,632)	(18,258)	—	—
Borrowings from related party medium-term loan	—	8,896	48,277	—	—
Payments of BNP Paribus revolving credit facility	(10,000)	(15,000)	(25,000)	—	—
Borrowings (payments) under General Electric Capital Corporation Senior Credit Facility, net	—	10,651	10,651	(10,651)	—
Payments under short-term promissory notes	—	(8,833)	(16,058)	—	—
Proceeds from exercise of stock options	32	116	116	518	92
Payments under capitalized lease obligation	—	—	—	—	(109)
Net proceeds from public stock offering	—	—	—	34,875	—
Proceeds from employee stock purchase plan	127	125	199	104	—

Net cash provided by (used in) financing activities	44,159	(20,677)	(73)	24,846	(17)
Effect of exchange rates on cash	75	39	69	150	28

Net (decrease) increase in cash and cash equivalents	(69)	(4,582)	(3,845)	8,797	826
Cash and cash equivalents — beginning of fiscal year	4,724	5,392	4,655	810	9,607

Cash and cash equivalents — end of fiscal year	$4,655	$810	$810	$9,607	$10,433

	Nine Months		Years
	Ended		Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	2,344	3,599	4,114	5,984	450
Cash paid for taxes	—	450	450	739	—
Income tax refunds	1,066	1,157	6,952	18	764

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Issuance of related party notes receivable	—	—	—	(8,571)	—
Offset of certain related party trade payables against short-term notes receivable from related parties	—	—	—	—	1,317
Offset and assignment of short-term notes receivable from related parties into a secured promissory note	—	—	—	—	7,254
Issuance of a secured promissory note in exchange for certain short-term notes receivable and certain related party trade receivables	—	—	—	—	(23,059)
Offset of certain related party trade payables against a secured promissory note	—	—	—	—	23,059

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of Shiny Entertainment, Inc.:
Fair value of assets acquired	$—	$—	$50,776	$—	$—
Less: Short-term promissory notes issued to seller and others	—	—	(16,059)	—	—
Assumption of stock options	—	—	(672)	—	—
Other payments due seller	—	—	(31)	—	—
Cash acquired	—	—	(4)	—	—

Acquisition, net of cash acquired	$—	$—	$34,010	$—	$—

Acquisition of Atari license for 2,000 shares of common stock	—	—	—	8,500	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of treasury stock in lieu of partial royalty payment	855	—	—	—	—
Assumption of Shiny Entertainment, Inc. employee stock purchase plan	—	—	672	—	—
Issuance of warrants to external developer	—	54	54	—	—
Issuance of shares in lieu of partial royalty payment	41	—	—	1,199	—

Net debt exchanged for 39,030 shares of common stock:
Related party debt, revolving credit facility and related party medium-term loan prior to recapitalization of debt	$—	$—	$—	$212,429	$—
Less: Offset of advances to related parties against related party debt	—	—	—	(46,552)	—

Net debt exchanged for common stock	$—	$—	$—	$165,877	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND THE
YEARS ENDED MARCH 31, 2004 AND 2005
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

Principles of Consolidation

     The consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Change in Fiscal Year-end

     Effective March 28, 2003, we changed our fiscal year-end from June 30 to March 31. Accordingly, the fiscal period ended March 31, 2003, represents nine months of operations and the fiscal periods ended March 31, 2004 and March 31, 2005 represent twelve months of operations.

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

Reclassifications

     We have made certain reclassifications on our consolidated statements of operations in order to provide better insight into the results of operations and to align our presentation to certain industry competitors. We have moved license amortization and license impairments related to products released or previously sold from research and product development to cost of goods sold. Additionally, we have eliminated the gross profit line item and added a subtotal of total costs and expenses on our consolidated statements of operations.

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

Goodwill and Other Intangible Assets

     Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”, eliminated goodwill amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of our intent to do so. Intangible assets with finite lives are amortized over their useful lives. As of March 31, 2005, our annual assessment did not result in any impairment of goodwill or intangibles. However, future changes in the facts and circumstances relating to our goodwill and other intangible assets could result in an impairment of intangible assets in subsequent periods.

     Other intangible assets approximate $1.4 million and $0.7 million, net of accumulated amortization of $1.3 million and $2.0 million at March 31, 2004 and March 31, 2005, respectively.

Fair Values of Financial Instruments

     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, related party notes receivable, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties reflected in the consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.

Long-Lived Assets

     We review long-lived assets, such as fixed assets to be held, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated fair value of the asset is less than the carrying amount of the asset plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds its fair value, as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Licenses

     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales to cost of goods sold. Management evaluates the carrying value of these capitalized licenses and records an impairment charge in the period management determines that such capitalized amounts are not expected to be realized. Such impairments are charged to cost of goods sold if the product has been released or previously sold and to research and product development expense if the product has not been released.

Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expenses for the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 amounted to approximately $27.1 million, $40.6 million, $51.0 million, $49.2 million, and $34.1 million, respectively.

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

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
(Loss) income from continuing operations:
As reported	$(18,273)	$11,161	$11,253	$2,378	$9,933
Add: Stock-based employee compensation expense included in reported (loss) income from continuing operations, net of related tax effects	—	—	—	—	735
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(4,460)	(4,198)	(5,737)	(5,962)	(5,294)

Pro forma (loss) income from continuing operations	$(22,733)	$6,963	$5,516	$(3,584)	$5,374

Basic and diluted (loss) income from continuing operations per share as reported	$(0.26)	$0.16	$0.16	$0.02	$0.08
Pro forma basic and diluted (loss) income from continuing operations per share	$(0.33)	$0.10	$0.08	$(0.04)	$0.04

(Loss) income attributable to common stockholders:
As reported	$(10,221)	$18,070	$17,360	$(38,585)	$5,692

Pro forma (loss) income attributable to common stockholders	$(14,681)	$13,872	$11,623	$(44,547)	$1,133

Basic and diluted (loss) income per share attributable to common stockholders as reported	$(0.15)	$0.26	$0.25	$(0.40)	$0.05
Pro forma basic and diluted (loss) income per share attributable to common stockholders	$(0.21)	$0.20	$0.17	$(0.46)	$0.01

     The fair value of options granted under the stock option plans during the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 was $5.19, $1.93, $1.00, $3.33, and $1.52, respectively. Amounts were determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Nine Months
	Ended		Years Ended
	March 31,		March 31,
	2002	2003	2003	2004	2005
	(unaudited)		(unaudited)
Dividend yield	0%	0%	0%	0%	0%
Anticipated volatility	95%	116%	116%	120%	254%
Expected lives	4 years	4 years	4 years	4 years	3 years

     The weighted average risk-free interest rate for the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 was 4.51%, 2.60%, 2.60%, 2.44%, and 3.69%, respectively.

     Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement No. 123-R, “Share Based Payment”. Statement No. 123-R is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in Statement No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. Statement No. 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share-based payment transactions with employees.

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

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. The amendments made by Statement No. 151 require that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. Statement No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We have determined that adoption of Statement No. 151 will have no material effect on our financial position and results of operations.

     In December 2004, the FASB issued Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”)”. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. As we have no earnings to repatriate from our foreign subsidiaries, we have determined that the issuance of FSP 109-2 has no effect on our financial position and results of operations.

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

     Atari License

     In connection with the Recapitalization Agreement, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair value of the shares issued, which is being amortized at the rate of approximately $0.3 million per month. The monthly amortization is based on the total estimated cost to be incurred by us over the ten-year license period. At March 31, 2005, $3.4 million of this deferred charge remains outstanding and is included in Prepaid Expenses and Other Current Assets. As part of the secured promissory note due from Atari Interactive entered into in November 2004 (Note 13, Related Party Notes Receivable), the 2,000,000 shares were pledged as collateral should Atari Interactive default on payment of the secured promissory note. As of March 31, 2005, the secured promissory note was paid in full (Note 13, Related Party Notes Receivable).

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

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

     The following unaudited consolidated pro forma results of our operations for the nine months ended March 31, 2002 give effect to the Shiny acquisition as if it had occurred on July 1, 2001. (in thousands, except per share data):

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

     On December 1, 2000, we entered into a contract to sell all of our property in and rights to the Duke Nukem line of business to an outside party. We received consideration in the form of common stock of the purchaser valued at $5.5 million, which was recognized during fiscal 2001, and subsequently sold the stock for approximately $6.2 million. Additionally, we received $6.0 million in future royalty advances in the form of a promissory note, which was payable upon completion of certain requirements by an independent developer. Due to the uncertainty of the completion of requirements by the independent developer, we did not record any amounts related to this promissory note during fiscal 2001. On March 31, 2005, we entered into a settlement agreement with the outside party receiving a $4.3 million promissory note (included in royalties receivable above), payable in May 2005, in lieu of the original promissory note. The $4.3 million settlement has been recognized as royalty income as of March 31, 2005 and the note was subsequently paid in full in May 2005. As part of this settlement, we also received an additional $0.5 million secondary promissory note, which will be recognized if certain milestones are achieved by the outside party by December 2005. If these milestones are not met by December 2005, the secondary promissory note will expire.

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

     As part of the transaction, we amended our existing Microsoft/Oddworld License Agreement, which, among other things, provided that we retain, without any ongoing obligations, $3.5 million of non-refundable publishing royalties previously advanced by Microsoft. The foregoing transactions resulted in the recognition of $3.5 million of royalties which were previously deferred and an impairment charge on the disposition of our preferred stock investment in Oddworld of $1.7 million. The charge was included in Other (Expense) Income and the royalty was included in net revenues in the accompanying Consolidated Statement of Operations for the year ended March 31, 2004.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our net deferred tax asset are as follows (in thousands):

	March 31,	March 31,
	2004	2005
Deferred tax asset:
Inventory valuation	$879	$1,094
Deferred income	874	54
Tax loss carryforwards	175,825	179,098
Restructuring reserve	—	774
Alternative minimum tax carryforward credit	330	263
Allowances for bad debts, returns, price protection and other customer promotional programs	7,569	1,520
In process research and development	2,630	2,428
Research and development credit carryforwards	6,056	6,056
Other	1,542	1,285

	195,705	192,572

Deferred tax liability:
Depreciation	(1,174)	(1,583)
Duke Nukem promissory note	—	(1,742)

	(1,174)	(3,325)

Subtotal	194,531	189,247
Less: valuation allowance	(194,531)	(189,247)

Net deferred tax asset	$—	$—

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

     In September 2003, we entered into a Recapitalization Agreement resulting in the exchange of all of our net related party debt with IESA and certain of its subsidiaries, totaling $165.9 million into 39,029,887 shares of our common stock. Additionally, on September 24, 2003, we offered to the public 9,820,588 new shares of our common stock at an offering price of $4.25 per share. The net proceeds after all costs were $34.9 million. In connection with the Recapitalization, we issued 2,000,000 shares of our common stock to Atari Interactive in order to extend the term of the license under which we use the Atari name to ten years expiring on December 31, 2013 (Note 2, Recapitalization and Offering).

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

     As of March 31, 2005, IESA beneficially owns, directly and indirectly, approximately 52% of our stock. IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to, among other things, fund its subsidiaries’ operations is diminished. There can be no assurance that IESA will complete such actions to assure its future financial stability.

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

Transactions with Atari Europe SAS (formerly known as Infogrames Multimedia, S.A. and Infogrames Europe SAS), a wholly-owned subsidiary of IESA

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

(3) We, IESA, and Atari Europe entered into a distribution agreement, which provides for the distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA, Atari Europe, or any of their subsidiaries as applicable either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold. We have also entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries as applicable will pay us 30.0% of the gross margin on such products or

130.0% of the royalty rate due to the developer, whichever is greater. We recognize this as royalty income as part of net revenues.

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

     As of September 30, 2004, royalty payments past due to us by IESA under our existing distribution agreement for the period then ended amounted to approximately $15.7 million, which were converted to a secured promissory note.

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

Note 16 – Legal Proceedings

Litigation

     During the year ended March 31, 2005, no significant claims were asserted against or by us that, in management’s opinion, the likely resolution would have a material adverse affect on our liquidity, financial condition or results of operations, although we are involved in various claims and legal actions arising in the ordinary course of business. The following is a summary of pending material litigation matters. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

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

     On July 16, 2004, it came to plaintiffs’ attention that, in violation of the preliminary injunction, Games had issued a press release on July 13, 2004, that erroneously stated that Games owned the “games.com” web site and that it had an exclusive license to certain Atari and Hasbro games. Plaintiffs immediately brought the erroneous press release to the attention of Games’ counsel. On that same day, Games replaced the erroneous press release with a corrected press release, but refused to issue a corrective press release explaining that it in fact did not own either the web site or have any license to Atari and Hasbro games. On July 19, 2004, plaintiffs brought this to the attention of the Court, who ordered that a corrective press release be issued, but approved language submitted by Games’ counsel.

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

     On October 4, 2004, it came to plaintiffs’ attention that Games was in violation of the preliminary injunction because it represented in its Form 10-KSB filing dated October 1, 2004, that Games owned the domain name “games.com” and that it had an exclusive license to certain Hasbro and Atari games. Plaintiffs immediately brought this to the attention of Games’ counsel, who represented that certain, but not all, statements would be amended. But Games did not amend its Form 10-KSB. Accordingly, plaintiffs sought permission to move for contempt for violation of the preliminary injunction.

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

     Ach filed a motion for reconsideration concerning the Court’s ruling that the judgment would run directly against Ach, and we requested that the Court issue a permanent injunction and clarify certain aspects of the judgment. On May 27, 2005, the Court issued an order denying Ach’s motion for reconsideration and confirming its earlier ruling that the judgment would run against Ach personally. The Court also clarified that after December 29, 2005, we are entitled to an additional $1.0 million, representing the cash redemption of the last 10,000 shares of Games Inc.’s stock. The Court also issued a permanent injunction barring Games Inc. from “selling or distributing any product that contains the intellectual property” that is the subject of the asset purchase agreement. The remaining elements of the original judgment remain. As of March 31, 2005, we have not recorded any amounts related to this matter.

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

$2,593

Note 19 – Concentration of Credit Risk

     We extend credit to various companies in the retail and mass merchandising industry for the purchase of merchandise which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and reserves for potential losses are maintained.

     The percentage of net revenues earned from sales of our top two customers for the fiscal periods then ended are as follows:

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

     Information about our operations in the United States and other geographic locations (revenue based on location product is shipped from) for the nine months ended March 31, 2002 (unaudited) and 2003, and the years ended March 31, 2003 (unaudited), 2004, and 2005 are presented below (in thousands):

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

Note 25 – Restatement of Cash Flows
     Subsequent to the issuance of our consolidated financial statements for the year ended March 31, 2005, management determined that secured promissory notes received by us from IESA and its subsidiaries in satisfaction of royalties due from IESA and its subsidiaries to us and in exchange for short-term notes receivable and other receivables due from related parties represented non-cash activities that should not have been included as cash transactions in our statements of cash flows for the year ended March 31, 2005. We have also determined that short-term notes receivable previously received from IESA and its subsidiaries during the year ended March 31, 2004 in satisfaction of amounts set off by one of our customers against amounts due to the customer by IESA and its subsidiaries, and receivables associated with the sale of certain intellectual property to IESA and its subsidiaries represented non-cash transactions that should not have been included as cash transactions in our statement of cash flows for the year ended March 31, 2004. As a result, the accompanying consolidated statements of cash flows for the years ended March 31, 2004 and 2005 have been restated from the amounts previously reported.
     A summary of the significant effects of the restatement on our consolidated statements of cash flows for the years ended March 31, 2004 and 2005 is as follows (in thousands):

	As Previously
Year Ended March 31, 2004	Reported	Adjustment	As Restated
Cash Flows From Operating Activities:

Due from related parties	$(793)	$(8,571)	$(9,364)

Net cash provided by continuing operations	13,667	(8,571)	5,096
Net cash (used in) discontinued operations	(1,799)	—	(1,799)

Net cash provided by operating activities	$11,868	$(8,571)	$3,297

Cash Flows From Investing Activities:

Issuance of related party notes receivable	$(8,571)	$8,571	$—

Net cash (used in) continuing operations	(27,977)	8,571	(19,406)
Net cash (used in) discontinued operations	(90)	—	(90)

Net cash (used in) investing activities	$(28,067)	$8,571	$(19,496)

SUPPLEMENTAL DISCLOSURE OF
NON-CASH OPERATING ACTIVITIES:	As Restated
Issuance of related party notes receivable	(8,571)

	As Previously
Year Ended March 31, 2005	Reported	Adjustment	As Restated
Cash Flows From Operating Activities:

Due from related parties	$3,934	$(16,226)	$(12,292)
Due to related parties	(1,333)	24,797	23,464

Net cash (used in) provided by continuing operations	(2,280)	8,571	6,291
Net cash (used in) discontinued operations	(3,364)	—	(3,364)

Net cash (used in) provided by operating activities	$(5,644)	$8,571	$2,927

Cash Flows From Investing Activities:

Repayment of related party notes receivable	$1,317	$(1,317)	$—
Transfer and assignment of related party notes receivable	7,254	(7,254)	—
Issuance of a secured promissory note	(23,059)	23,059	—
Repayment of secured promissory note, net	23,059	(23,059)	—

Net cash provided by (used in) continuing operations	6,549	(8,571)	(2,022)
Net cash (used in) discontinued operations	(90)	—	(90)

Net cash provided by (used in) investing activities	$6,459	$(8,571)	$(2,112)

SUPPLEMENTAL DISCLOSURE OF
NON-CASH OPERATING ACTIVITIES:	As Restated
Offset of certain related party trade payables against short-term notes receivable from related parties	1,317
Offset and assignment of short-term notes receivable from related parties into a secured promissory note	7,254
Issuance of a secured promissory note in exchange for certain short-term notes receivable and certain related party trade receivables	(23,059)
Offset of certain related party trade payables against a secured promissory note	23,059

Note 26 – Subsequent Event

     Going Concern

     During fiscal 2006, a weak holiday season for the industry combined with underperformance from new product launches and product launch delays have contributed to operating results substantially below our expectations. For the nine months ended December 31, 2005, we generated significant losses and are in default of certain financial covenants for the quarter ended December 31, 2005 on our credit facility with HSBC. We have been advised by our lender that it will not currently extend further credit under our revolving credit facility because of the default. HSBC also stated that it may agree to review revised business plans or projections and make or not make future advances under the facility, however, it would not do so on the basis of our current business plans. As of February 22, 2006, we had no balance or letters of credit outstanding under the credit facility.

     The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a replacement of the credit facility, new arrangements to license intellectual property, the sale of selected intellectual property rights and sale of development studios. To reduce working capital requirements and further conserve cash we are taking actions that include personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee that such actions will generate sufficient resources to fully address the uncertainties of our financial position.

ATARI, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Net	Operating		End
Description	of Period	Revenues	Expenses	Deductions	of Period
Allowance for bad debts, returns, price protection and other customer promotional programs:
Year ended March 31, 2005	$36,279	$82,098	$3,622	$(97,714)	$24,285

Year ended March 31, 2004	$40,319	$98,320	$4,422	$(106,782)	$36,279

Nine months ended March 31, 2003	$50,451	$72,556	$3,814	$(86,502)	$40,319

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Cost of	Operating		End
Description	of Period	Goods Sold	Expenses	Deductions	of Period
Reserve for obsolescence:
Year ended March 31, 2005	$1,973	$2,645	$—	$(2,196)	$2,422

Year ended March 31, 2004	$4,756	$1,713	$—	$(4,496)	$1,973

Nine months ended March 31, 2003	$7,695	$3,416	$—	$(6,182)	$4,756

EXHIBIT INDEX

Exhibits

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

3.2	Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.3	Amendment No. 1 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

4.1	Specimen form of stock certificate of Common Stock is incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-14441) initially filed with the SEC on October 20, 1995, and all amendments thereto.

4.2	Registration Rights Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and the Company is incorporated herein by reference to an exhibit filed as a part of the Company’s Registration Statement on Form S-1 filed October 20, 1995.

4.3	Second Amended and Restated Registration Rights Agreement, dated as of October 2, 2000, between California U.S. Holdings, Inc. and the Company is incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.1	Distribution Agreement between Infogrames Entertainment SA, Infogrames Multimedia SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.2	Addendum to Distribution Agreement between Infogrames Entertainment SA and the Company, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 10.26a to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.3	Amendment to Distribution Agreement between Infogrames Entertainment SA and the Company dated as of July 1, 2000, is incorporated by reference to Exhibit 10.24a to the Company’s Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.4	Distribution Agreement between Infogrames Entertainment SA and the Company, dated October 2, 2000, as supplemented on November 12, 2002 is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

10.5	Services Agreement, dated as of January 1, 2000, between Infogrames Entertainment SA and the Company is incorporated herein by reference to Exhibit 10.41 to the Company’s Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.6	Services Agreement, dated as of January 26, 2001, between the Company and Infogrames Interactive, Inc. (now known as Atari Interactive, Inc.), is incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.7	Warehouse Services Contract, dated March 2, 1999, by and between the Company and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.8	Credit Agreement, dated as of November 12, 2002, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2002.***

10.9	First Amendment and Consent to the Credit Agreement, dated as of March 28, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57a to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.10	Second Amendment and Consent to the Credit Agreement, dated as of April 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57b to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.11	Third Amendment and Waiver to the Credit Agreement, dated as of July 11, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57c to the Company’s Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.12	Fourth Amendment and Consent to the Credit Agreement, dated as of September 12, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.13	Fifth Amendment to the Credit Agreement, dated as of October 15, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.14	Sixth Amendment to the Credit Agreement, dated as of December 23, 2003, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.15	Seventh Amendment to the Credit Agreement, dated as of March 31, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.16	Eighth Amendment to the Credit Agreement, dated as of May 20, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.17	Consent to Credit Agreement, dated as of July 15, 2004, among the Company, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agreement, Agent and Lender, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.18	Intercreditor and Subordination Agreement, dated as of November 12, 2002, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002.

10.19	First Amendment to Intercreditor and Subordination Agreement, dated as of December 23, 2003, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., Atari Interactive, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.20	Loan and Security Agreement, dated as of May 13, 2005, among the Company, as Borrower, and HSBC Business Credit (USA) Inc., as Lender is incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.21*	Letter of Employment, dated as of April 23, 2002, between David Perry and the Company is incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.22*	The 1995 Stock Incentive Plan (as amended on October 31, 1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed December 6, 1996.

10.23*	The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.24*	The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.25*	The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Company’s proxy statement dated June 29, 2000.

10.26*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit A to the Company’s Information Statement dated November 27, 2000.

10.27*	Third Amendment to the Atari, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.28*	The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.29*	Description of Registrant’s Annual Incentive Plan for fiscal 2005 is incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.30*	Employment Agreement, dated June 1, 2002, between the Company and Harry M. Rubin is incorporated herein by reference to Exhibit 6.1 to the Company’s Annual Report on Form 10-K for the quarter ended June 30, 2002.

10.31*	Employment Agreement with Bruno Bonnell, dated as of July 1, 2004 and effective as of April 1, 2004, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.32*‡	Termination and General Release Agreement, dated October 15, 2004, by and between the Company and Denis Guyennot is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.33*	Employment Agreement, dated November 26, 2004, by and between the Company and James Caparro is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.34*	Letter Agreement by and between the Company and Diane Price Baker, dated January 24, 2005 is incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.35*	Consultant Agreement between the Company and Ann Kronen, dated as of July 8, 2003 is incorporated herein by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.***

10.36	Agreement of Lease, dated as of December 12, 1996, by and between the Company and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended march 31,2005.

10.37	First Amendment of Lease dated July 1, 1997 by and between the Company and F.S. Realty Corporation is incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.38	Lease Agreement between the Company and Netbreeders Realty LLC, dated November 1, 1999, is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.39	Sublease Agreement between the Company and SAVI Technology, Inc., dated May 30, 2001, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.40	Lease Agreement between the Company and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.41	Lease Agreement between the Company and MV 1997, L.L.C., dated November 24, 1997, is incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.42	Lease Agreement between Parabola Estates Limited and Reflections Interactive Limited dated September 10, 2001 is incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.43	Lease Agreement between Prima Development Corp. and the Company dated May 17, 2002 is incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.44‡	Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated January 19, 2003, is incorporated herein by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.45‡	PlayStation®2 Licensed Publisher Agreement between the Company and Sony Computer Entertainment America, Inc., dated April 1, 2000, as amended is incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.46‡	Xbox® Publisher License Agreement between the Company and Microsoft Corporation, dated April 18, 2000, is incorporated herein by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.47	Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 27, 1999, is incorporated herein by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.48	Amendment One to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated April 20, 2002, is incorporated herein by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.49	Amendment Two to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated June 15, 2002, is incorporated herein by reference to Exhibit 10.66 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.50	Amendment Three to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated October 15, 2002, is incorporated herein by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.51	Amendment Four to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated November 13, 2002, is incorporated herein by reference to Exhibit 10.68 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.52	Amendment Five to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated February 21, 2003, is incorporated herein by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.53	Amendment Six to the Sublicense Agreement between the Company and Funimation Productions, Ltd., dated August 11, 2003 as incorporated herein by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.54	Agreement Regarding Satisfaction of Debt and License Amendment among the Company, Infogrames Entertainment S.A. and California U.S. Holdings, Inc., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.55	Amended Trademark License Agreement between the Company and Infogrames Entertainment S.A., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.56	Obligation Assignment and Securing Agreement, dated as of November 3, 2004, by and among the Company, Infogrames Entertainment SA, Atari Interactive, Inc., Atari Europe SAS, and Paradigm Entertainment, Inc, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.57	Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable to the Company is incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.58‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $5,122,625 payable to the Company as incorporated herein by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.59‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $2,620,280 payable to the Company as incorporated herein by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.60‡	Promissory Note of Paradigm Entertainment, Inc., in the aggregate amount of $828,870 payable to the Company as incorporated herein by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

21.1	List of Subsidiaries is incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

23.1	Consent of Deloitte & Touche LLP.**

31.1	Chief Executive Officer and Acting Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1‡	Licensed PSP Publisher Agreement by and between the Company and Sony Computer Entertainment America, Inc. dated March 23, 2005, for PlayStation® Portable is incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

99.2‡	Amendment to the Xbox® Publisher Licensing Agreement, dated March 1, 2005 is incorporated by reference to Amendment No. 2 to our Annual Report on Form 10-K/A.

99.3‡	Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and the Company effective March 29, 2002 is incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

99.4	License Agreement between the Company and FUNimation Productions, Ltd., dated December 31, 2004 is incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

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

A copy of any of the exhibits included in the Annual Report on Form 10-K as amended may be obtained by written request to Atari, Inc. upon payment of a fee of $0.10 per page to cover costs. Requests should be sent to Atari, Inc. at the address set forth on the front cover, attention Director, Investor Relations.