Form 10-Q/A
period 2005-09-30
ATARI INC
filed 2006-03-07
CIK 1002607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

ATARI, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2005 QUARTERLY REPORT ON AMENDMENT NO. 1 ON FORM 10-Q/A
EXPLANATORY PARAGRAPH
     This Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2005 is being filed to give effect to the restatement of our condensed consolidated statement of cash flows for the six months ended September 30, 2004 as discussed in Note 13 to the condensed consolidated financial statements. Management has determined that the offset of certain related party trade payables against short-term notes receivable from related parties of $1.3 million during the three months ended September 30, 2004, represented non-cash activities that should not have been included as cash transactions in our statement of cash flows. This restatement does not affect the net change in cash for the six months ended September 30, 2004 and has no impact on our condensed consolidated balance sheet, statements of operations, or statement of stockholders’ equity. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in this Amendment No. 1 on Form 10-Q/A. In connection with the restatement, management has revised its assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2005, as discussed in Item 4. In addition, we have made immaterial revisions to this document. This Amendment No. 1 on Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	September 30,
	2005	2005
ASSETS
Current assets:
Cash	$10,433	$2,457
Receivables, net	42,179	16,014
Inventories, net	25,209	34,171
Income taxes receivable	1,533	78
Due from related parties (Note 7)	248	4,019
Prepaid expenses and other current assets	20,996	17,762
Assets of discontinued operations (Note 10)	3,555	176

Total current assets	104,153	74,677
Property and equipment, net	8,289	7,306
Goodwill	70,224	66,398
Other intangible assets, net of accumulated amortization of $1,969 and $2,306, at March 31, 2005 and September 30, 2005, respectively	731	394
Other assets	6,642	5,889

Total assets	$190,039	$154,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,756	$34,749
Accrued liabilities	16,614	18,787
Restructuring reserve	1,885	1,550
Royalties payable	13,641	7,205
Income taxes payable	500	204
Due to related parties (Note 7)	5,421	6,652
Liabilities of discontinued operations (Note 10)	2,685	761

Total current liabilities	68,502	69,908
Deferred income	478	440
Long-term liabilities	392	266

Total liabilities	69,372	70,614

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized, 121,296 and 134,749 shares issued and outstanding at March 31, 2005 and September 30, 2005, respectively	1,213	1,347
Additional paid-in capital	736,790	758,048
Accumulated deficit	(619,744)	(677,772)
Accumulated other comprehensive income	2,408	2,427

Total stockholders’ equity	120,667	84,050

Total liabilities and stockholders’ equity	$190,039	$154,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$67,984	$38,402	$176,108	$62,601
Costs and expenses:
Cost of goods sold	40,889	24,970	92,077	43,446
Research and product development	15,526	17,113	30,714	33,840
Selling and distribution expenses	15,046	7,855	31,752	14,857
General and administrative expenses	9,708	8,221	17,224	16,164
Restructuring expenses	—	1,524	—	3,701
Depreciation and amortization	2,533	2,259	5,220	4,589

Total costs and expenses	83,702	61,942	176,987	116,597

Operating (loss)	(15,718)	(23,540)	(879)	(53,996)
Interest expense, net	(527)	(297)	(701)	(345)
Other income (expense)	14	(245)	33	(236)

(Loss) before (benefit from) provision for income taxes	(16,231)	(24,082)	(1,547)	(54,577)
(Benefit from) provision for income taxes	(228)	(283)	382	(283)

(Loss) from continuing operations	(16,003)	(23,799)	(1,929)	(54,294)
(Loss) from discontinued operations of Humongous Entertainment (Note 10)	(888)	(1,412)	(2,906)	(3,734)

Net (loss)	$(16,891)	$(25,211)	$(4,835)	$(58,028)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(0.13)	$(0.19)	$(0.02)	$(0.44)
(Loss) from discontinued operations	(0.01)	(0.01)	(0.02)	(0.03)

Net (loss)	$(0.14)	$(0.20)	$(0.04)	$(0.47)

Basic and diluted weighted average shares outstanding	121,277	123,773	121,263	122,543

Net (loss)	$(16,891)	$(25,211)	$(4,835)	$(58,028)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(10)	(47)	(6)	19
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	(859)	—

Comprehensive (loss)	$(16,901)	$(25,258)	$(5,700)	$(58,009)

See Note 7 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended
	September 30,
	2004	2005
	(as restated– see Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,835)	$(58,028)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss from discontinued operations of Humongous Entertainment	2,906	3,734
Non-cash restructuring charges	—	701
Loss on sale of IESA shares	—	239
Depreciation and amortization	5,220	4,589
Recognition of deferred income	(2,068)	(38)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	(859)	—
Accrued interest	334	32
Amortization of deferred financing fees	411	282
Write-off of property and equipment	200	11
Changes in operating assets and liabilities:
Receivables, net	(6,142)	26,157
Inventories, net	5,276	(8,745)
Due from related parties	(12,573)	(3,445)
Due to related parties	301	9,014
Prepaid expenses and other current assets	333	1,305
Accounts payable	1,131	7,040
Accrued liabilities	4,237	(226)
Royalties payable	(791)	(4,710)
Restructuring reserve	—	(388)
Income taxes payable	150	(284)
Income taxes receivable	908	1,453
Short-term and long-term deferred income	—	68
Other long-term liabilities	(79)	(13)
Other assets	523	724

Net cash used in continuing operations	(5,417)	(20,528)
Net cash used in discontinued operations	(2,039)	(2,997)

Net cash used in operating activities	(7,456)	(23,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of IESA shares	—	10,051
Purchases of property and equipment	(1,219)	(1,753)
Proceeds from sale of property and equipment	21	—

Net cash (used in) provided by continuing operations	(1,198)	8,298
Net cash (used in) discontinued operations	(14)	(5)

Net cash (used in) provided by investing activities	(1,212)	8,293

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	7,268
Proceeds from exercise of stock options	54	115
(Payments) under capitalized lease obligation	—	(90)

Net cash provided by financing activities	54	7,293
Effect of exchange rates on cash	(8)	(37)

Net decrease in cash	(8,622)	(7,976)
Cash — beginning of fiscal period	9,607	10,433

Cash — end of fiscal period	$985	$2,457

	Six Months
	Ended
	September 30,
	2004	2005
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	279	125
Income tax refunds	731	1,403

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Receipt of IESA stock for prepayment of Humongous, Inc. inventory and other costs	—	1,972
Issuance of 1,557,668 shares of common stock in lieu of partial royalty payment	—	2,113
Offset of certain related party trade payables against short-term notes receivable from related parties	1,317	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Sale of Humongous Entertainment in exchange for shares of IESA stock	—	8,318

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 6,145,051 shares of common stock in lieu of payment of net related party payables	—	7,988
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2005	121,296	$1,213	$736,790	$(619,744)	$2,408	$120,667
Net (loss)	—	—	—	(58,028)	—	(58,028)
Foreign currency translation adjustment	—	—	—	—	19	19
Exercise of stock options	47	—	116	—	—	116
Modification of stock options	—	—	404	—	—	404
Issuance of common stock in lieu of partial royalty payment	1,558	16	2,097	—	—	2,113
Sale of Humongous Entertainment	—	—	3,503	—	—	3,503
Issuance of common stock in lieu of payment of net related party payables (Note 7)	6,145	61	7,927	—	—	7,988
Issuance of common stock	5,703	57	7,211	—	—	7,268

Balance, September 30, 2005	134,749	$1,347	$758,048	$(677,772)	$2,427	$84,050

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
     Basis of Presentation
          Our accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period in accordance with instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Amendment No. 3 on Form 10-K/A for the year ended March 31, 2005.
     Principles of Consolidation
          The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
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
     Reclassifications
          We have made certain reclassifications on our condensed consolidated statements of operations in order to provide better insight into the results of operations and to align our presentation to certain industry competitors. We have moved license amortization and license impairments related to products released or previously sold from research and product development to cost of goods sold. Additionally, we have eliminated the gross profit line item and added a subtotal of total costs and expenses on our condensed consolidated statements of operations.
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
     Fair Values of Financial Instruments
          FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, restructuring reserve, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties reflected in the condensed consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.
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

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
(Loss) from continuing operations:
As reported	$(16,003)	$(23,799)	$(1,929)	$(54,294)
Add: Stock-based employee compensation expense, included in reported (loss) from continuing operations, net of related tax effects	—	137	—	404
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(1,552)	(649)	(2,809)	(1,205)

Pro forma (loss) from continuing operations	$(17,555)	$(24,311)	$(4,738)	$(55,095)

(Loss) from continuing operations per share:
Basic and diluted – as reported	$(0.13)	$(0.19)	$(0.02)	$(0.44)
Basic and diluted – pro forma	$(0.15)	$(0.20)	$(0.04)	$(0.45)

Net (loss):
As reported	$(16,891)	$(25,211)	$(4,835)	$(58,028)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Add: Stock-based employee compensation expense, included in net (loss), net of related tax effects	—	137	—	404
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(1,552)	(649)	(2,809)	(1,205)

Pro forma net (loss)	$(18,443)	$(25,723)	$(7,644)	$(58,829)

Net (loss) per share:
Basic and diluted – as reported	$(0.14)	$(0.20)	$(0.04)	$(0.47)
Basic and diluted – pro forma	$(0.15)	$(0.21)	$(0.06)	$(0.48)
          The fair value of options granted under stock option plans during the three months ended September 30, 2004 and 2005 was $1.61 and $1.77, respectively, and during the six months ended September 30, 2004 and 2005 was $1.61 and $1.81, respectively. Amounts were determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Dividend yield	0%	0%	0%	0%
Anticipated volatility	108%	97%	108%	97%
Expected lives	4 years	4 years	4 years	4 years
The weighted average risk-free interest rate for the three months ended September 30, 2004 and 2005 was 3.00% and 4.00%, respectively, and for the six months ended September 30, 2004 and 2005 was 3.00% and 4.00%, respectively.
     Recent Accounting Pronouncements
          In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”. This Statement requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on our results of operations.
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

As of September 30, 2005, we had two customers that aggregated 42% of our accounts receivable. These two customers accounted for approximately 57% of our net revenues for the six months ended September 30, 2005. These same two customers accounted for approximately 35% of our net revenues for the six months ended September 30, 2004.
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
NOTE 7 – RELATED PARTY TRANSACTIONS
     The following table provides a detailed break out of related party amounts within each line of our Condensed Consolidated Statements of Operations (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
Income (expense)	2004	2005	2004	2005
Net revenues	$67,984	$38,402	$176,108	$62,601
Related party activity:
Royalty income	1,492	3,671	16,293	3,671
Sale of goods	577	160	1,034	262
Quality and assurance testing and other services	878	321	1,240	687

Total related party net revenues	2,947	4,152	18,567	4,620

Cost of goods sold	(40,889)	(24,970)	(92,077)	(43,446)
Related party activity:
Distribution fee for Humongous, Inc. products (Note 10)	—	(1,227)	—	(1,227)
Royalty expense	(4,493)	(1,557)	(10,315)	(2,173)

Total related party cost of goods sold	(4,493)	(2,784)	(10,315)	(3,400)

Research and product development	(15,526)	(17,113)	(30,714)	(33,840)
Related party activity:
Development expenses	(2,316)	(4,239)	(5,714)	(8,283)
Other miscellaneous development expenses	—	(48)	(27)	(70)

Total related party research and product development	(2,316)	(4,287)	(5,741)	(8,353)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
Income (expense)	2004	2005	2004	2005
Selling and distribution expenses	(15,046)	(7,855)	(31,752)	(14,857)
Related party activity:
Miscellaneous purchase of services	(15)	—	(29)	(8)

Total related party selling and distribution expenses	(15)	—	(29)	(8)

General and administrative expenses	(9,708)	(8,221)	(17,224)	(16,164)
Related party activity:
Management fee revenue	750	463	1,500	1,213
Management fee expense	(750)	(750)	(1,500)	(1,500)
Office rental and other services	(76)	62	(173)	(31)

Total related party general and administrative expenses	(76)	(225)	(173)	(318)

Interest expense, net	(527)	(297)	(701)	(345)
Related party activity:
Interest income	113	—	226	—

Total related party interest income, net	113	—	226	—

Loss from discontinued operations	(888)	(1,412)	(2,906)	(3,734)
Related party activity:
Royalty income from discontinued operations	4	—	35	10

Total related party income from discontinued operations	4	—	35	10
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
Royalty agreement
     Royalty transactions are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
Income (expense)	2004	2005	2004	2005
Royalty income (1)	$1,492	$3,671	$16,293	$3,671
Royalty expense (2)	(4,493)	(1,557)	(10,315)	(2,173)

Net royalty income (expense)	$(3,001)	$2,114	$5,978	$1,498

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns.

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for the distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.
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
Related Party Transactions with Employees or Former Employees
     On August 31, 2005, pursuant to a Compromise Agreement executed on August 12, 2005 between us, Reflections Interactive Limited (“Reflections”), our wholly-owned subsidiary, and Martin Lee Edmondson, a former employee of Reflections, we issued 1,557,668 shares to Mr. Edmondson as part of the full and final settlement of a dismissal claim and any and all other claims that Mr. Edmondson had or may have had against us and Reflections, except for personal injury claims, accrued pension rights, non-waivable claims, claims to enforce rights under the Compromise Agreement, and claims for financial compensation for services rendered (if any) in connection with our game Driver 4. The share issuance was valued at $2.1 million and the issuance was recorded as a reduction of royalties payable. The Compromise Agreement also included a cash payment of $2.2 million payable in twelve equal installments beginning on September 1, 2005, as well as a one time payment of $0.4 million payable on September 1, 2005.

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
     As of September 30, 2005, IESA beneficially owns, directly and indirectly, approximately 51% of our stock. Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. However, IESA has taken steps which have improved its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. Although IESA has improved its financial stability, it has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is limited.
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

Restructuring
     As a result of management’s plan to divest of Humongous, during the first two quarters of fiscal 2006, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded a severance charge of approximately $0.6 million and $1.1 million for the termination of Humongous employees, included in the loss from discontinued operations for the three months and six months ended September 30, 2005, respectively, and the associated remaining liability for this charge of $0.7 million is included in liabilities of discontinued operations as of September 30, 2005.
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
Results of Continuing Involvement with Humongous, Inc.
     The following table shows the results of continuing involvement with Humongous, Inc. for the three months and six months ended September 30, 2005 (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$—	$1,718	$—	$1,718
Cost of goods sold	—	(1,192)	—	(1,192)

Total	$—	$526	$—	$526

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
     The results of operations for Humongous through August 2005 are not included in our segment reporting below as they are classified as discontinued operations in our Condensed Consolidated Financial Statements. After August 2005, all sales of Humongous, Inc. products are included as part of the distribution segment (Note 10).
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
     The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest expense by reportable segment for the three months and six months ended September 30, 2004 and 2005 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended September 30, 2004:
Net revenues	$54,629	$13,355	$—	$67,984
Operating (loss) income	(8,285)	2,070	(9,503)	(15,718)
Depreciation and amortization	(824)	—	(1,709)	(2,533)
Interest expense, net	—	—	(527)	(527)
Three months ended September 30, 2005:
Net revenues	$22,612	$15,790	$—	$38,402
Operating (loss) income	(15,367)	2,639	(10,812)	(23,540)
Depreciation and amortization	(553)	—	(1,706)	(2,259)
Interest expense, net	—	—	(297)	(297)
Six months ended September 30, 2004:
Net revenues	$152,120	$23,988	$—	$176,108
Operating income (loss)	11,648	3,893	(16,420)	(879)
Depreciation and amortization	(1,692)	—	(3,528)	(5,220)
Interest expense, net	—	—	(701)	(701)
Six months ended September 30, 2005:
Net revenues	$35,371	$27,230	$—	$62,601
Operating (loss) income	(34,320)	1,945	(21,621)	(53,996)
Depreciation and amortization	(1,148)	—	(3,441)	(4,589)
Interest expense, net	—	—	(345)	(345)
NOTE 13 — RESTATEMENT OF CASH FLOWS
     Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended September 30, 2004, management determined that the offset of certain related party trade payables against short-term notes receivable from related parties of $1.3 million during the three months ended September 30, 2004 represented non-cash activities that should not have been included as cash transactions in our statement of cash flows. In our previously issued financial statements, the amounts associated with these transactions had been reported as cash used in operating activities and cash provided by investing activities. As a result, the accompanying condensed consolidated statement of cash flows for the six months ended September 30, 2004 has been restated from the amounts previously reported.
     A summary of the significant effects of the restatement is as follows (in thousands):

	As Previously
Six Months Ended September 30, 2004	Reported	Adjustment	As Restated
Cash Flows From Operating Activities:

Due to related parties	$(1,016)	$1,317	$301

Net cash (used in) continuing operations	(6,734)	1,317	(5,417)
Net cash (used in) discontinued operations	(2,039)	—	(2,039)

Net cash (used in) operating activities	$(8,773)	$1,317	$(7,456)

Cash Flows From Investing Activities:

Repayment of short-term notes receivable to related parties	$1,317	$(1,317)	$—

Net cash provided by (used in) continuing operations	119	(1,317)	(1,198)
Net cash (used in) discontinued operations	(14)	—	(14)

Net cash provided by (used in) investing activities	$105	$(1,317)	$(1,212)

SUPPLEMENTAL DISCLOSURE OF NON-CASH

OPERATING ACTIVITIES:	As Restated

Offset of certain related party trade payables against short-term notes receivable from related parties	1,317

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Amendment No. 1 on Form 10-Q/A are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some of the factors which could cause our results to differ materially include the following: the loss of key customers, such as Wal-Mart, Best Buy, Target, GameStop and Electronics Boutique; delays in product development and related product release schedules; inability to secure capital; loss of our credit facility; adapting to the rapidly changing industry technology, including new console technology; maintaining relationships with leading independent video game software developers; maintaining or acquiring licenses to intellectual property; fluctuations in the Company’s quarterly net revenues and results of operations based on the seasonality of our industry; and the termination or modification of our agreements with hardware manufacturers. Please see the “Risk Factors” in our Annual Report on Amendment No. 3 on Form 10-K/A for the year ended March 31, 2005 or in our other filings with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, we disclaim any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 13 to the condensed consolidated financial statements.
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
     The assets and liabilities of Humongous are presented separately on our Condensed Consolidated Balance Sheets; additionally, its results of operations for the periods presented are disclosed as discontinued operations on the face of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A summary of the net revenues and loss from discontinued operations of Humongous Entertainment for the periods presented is as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$3,408	$318	$5,579	$580
Loss from discontinued operations	$(888)	$(1,412)	$(2,906)	$(3,734)
The following table shows the results of continuing involvement with Humongous, Inc. for the three months and six months ended September 30, 2005 (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenues	$—	$1,718	$—	$1,718
Cost of goods sold	—	(1,192)	—	(1,192)

Total	$—	$526	$—	$526

Critical accounting policies
     Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
Income Taxes
     As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.
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
Related Party Transactions
     We are involved in numerous related party transactions with IESA and its subsidiaries. These related party transactions include, but are not limited to, the purchase and sale of product, game development, administrative and support services and distribution agreements. See Note 7 and the Notes to the Condensed Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2005 for details.
Results of operations
     Three months ended September 30, 2005 versus the three months ended September 30, 2004
Condensed Consolidated Statement of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	September 30,	Revenues	September 30,	Revenues	(Unfavorable)/
	2004	2004	2005	2005	Favorable

Net revenues	$67,984	100.0%	$38,402	100.0%	$(29,582)
Costs and expenses:
Cost of goods sold	40,889	60.2%	24,970	65.0%	15,919
Research and product development	15,526	22.8%	17,113	44.6%	(1,587)
Selling and distribution expenses	15,046	22.1%	7,855	20.5%	7,191
General and administrative expenses	9,708	14.3%	8,221	21.4%	1,487
Restructuring expenses	—	0.0%	1,524	3.9%	(1,524)
Depreciation and amortization	2,533	3.7%	2,259	5.9%	274

Total costs and expenses	83,702	123.1%	61,942	161.3%	21,760

Operating (loss)	(15,718)	(23.1)%	(23,540)	(61.3)%	(7,822)
Interest expense, net	(527)	(0.8)%	(297)	(0.8)%	230
Other income (expense)	14	0.0%	(245)	(0.6)%	(259)

(Loss) before (benefit from) income taxes	(16,231)	(23.9)%	(24,082)	(62.7)%	(7,851)
(Benefit from) income taxes	(228)	(0.4)%	(283)	(0.7)%	55

(Loss) from continuing operations	(16,003)	(23.5)%	(23,799)	(62.0)%	(7,796)
(Loss) from discontinued operations of Humongous Entertainment	(888)	(1.3)%	(1,412)	(3.7)%	(524)

Net (loss)	$(16,891)	(24.8)%	$(25,211)	(65.7)%	$(8,320)

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
Cost of Goods Sold
     Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the three months ended September 30, 2005 decreased by $15.9 million; however as a percentage of net revenues, cost of goods sold increased slightly from 60.2% to 65.0% due to the following:
•	higher distribution net revenues (on which we incur higher costs) as a percentage of total net revenues, which increased from 19.6% for the three months ended September 30, 2004 to 41.1% for the three months ended September 30, 2005, offset by

•	higher international royalty income in the current period, which has a lower associated royalty expense.
Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers on products that are currently in development and billings from related party developers. These expenses for the three months ended September 30, 2005 increased approximately $1.6 million, or 10.3%, to $17.1 million (44.6% of net revenues) from $15.5 million (22.8% of net revenues) in the comparable 2004 period due primarily to:

•	increased spending for certain projects currently in development at our related party development studios while spending for projects in development with external developers has remained consistent with the comparable prior period.
For the three months ended September 30, 2004, internal research and product development costs represented 49.3% of total research and product development costs. For the three months ended September 30, 2005, internal research and product development costs represented 48.3% of total research and product development costs.
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
Six months ended September 30, 2005 versus the six months ended September 30, 2004
Condensed Consolidated Statement of Operations (dollars in thousands):

	Six		Six
	Months	% of	Months	% of
	Ended	Net	Ended	Net
	September 30,	Revenues	September 30,	Revenues	(Unfavorable)/
	2004	2004	2005	2005	Favorable

Net revenues	$176,108	100.0%	$62,601	100.0%	$(113,507)
Costs and expenses:
Cost of goods sold	92,077	52.3%	43,446	69.4%	48,631
Research and product development	30,714	17.4%	33,840	54.1%	(3,126)
Selling and distribution expenses	31,752	18.0%	14,857	23.7%	16,895
General and administrative expenses	17,224	9.8%	16,164	25.9%	1,060
Restructuring expenses	—	0.0%	3,701	5.9%	(3,701)
Depreciation and amortization	5,220	3.0%	4,589	7.3%	631

Total costs and expenses	176,987	100.5%	116,597	186.3%	60,390

Operating (loss)	(879)	(0.5)%	(53,996)	(86.3)%	(53,117)
Interest expense, net	(701)	(0.4)%	(345)	(0.5)%	356
Other income (expense)	33	0.0%	(236)	(0.4)%	(269)

(Loss) before (benefit from) income taxes	(1,547)	(0.9)%	(54,577)	(87.2)%	(53,030)
Provision for (benefit from) income taxes	382	0.2%	(283)	(0.5)%	665

(Loss) from continuing operations	(1,929)	(1.1)%	(54,294)	(86.7)%	(52,365)
(Loss) from discontinued operations of Humongous Entertainment	(2,906)	(1.6)%	(3,734)	(6.0)%	(828)

Net (loss)	$(4,835)	(2.7)%	$(58,028)	(92.7)%	$(53,193)

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

Cost of Goods Sold
     Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the six months ended September 30, 2005 decreased by $48.6 million; however as a percentage of net revenues, cost of goods sold increased from 52.3% to 69.4% due to the following:
•	higher distribution net revenues (on which we incur higher costs) as a percentage of total net revenues, which increased from 13.6% for the three months ended September 30, 2004 to 43.5% for the three months ended September 30, 2005, offset by

•	higher international royalty income in the prior period, which has a lower associated royalty expense.
Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers on products that are currently in development and billings from related party developers. These expenses for the six months ended September 30, 2005 increased approximately $3.1 million, or 10.1%, to $33.8 million (54.1% of net revenues) from $30.7 million (17.4% of net revenues) in the comparable 2004 period due to:
•	increased spending for certain projects currently in development at our related party development studios, compounded by

•	higher costs for current titles in development with external developers.
For the six months ended September 30, 2004, internal research and product development costs represented 49.3% of total research and product development costs. For the six months ended September 30, 2005, internal research and product development costs represented 46.1% of total research and product development costs.
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

General and Administrative Expenses
     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the six months ended September 30, 2005, general and administrative expenses decreased approximately $1.0 million, or 5.8%, to $16.2 million (25.9% of net revenues) from $17.2 million (9.8% of net revenues) in the comparable 2004 period due to:
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
Cash Flows
(in thousands)

	March 31,	September 30,
	2005	2005
Cash	$10,433	$2,457
Working capital	$35,651	$4,769

	Six Months Ended
	September 30,
	2004	2005
Cash (used in) operating activities	$(7,456)	$(23,525)
Cash (used in) provided by investing activities	(1,212)	8,293
Cash provided by financing activities	54	7,293
Effect of exchange rates on cash	(8)	(37)

Net decrease in cash	$(8,622)	$(7,976)

     During the six months ended September 30, 2005, the net loss of $58.0 million was offset by collections of outstanding trade receivables from releases in late fiscal 2005. This activity resulted in cash usage from continuing operations of $20.5 million. This usage was increased by $3.0 million from funding of our discontinued operations.
     During the six months ended September 30, 2005, investing activities provided cash of $8.3 million, primarily from the sale of IESA common stock that were acquired in the sale of Humongous Entertainment to Humongous Inc., a subsidiary of IESA. This cash was offset by $1.8 million of purchases of fixed assets. During the six months ended September 30, 2004, cash used in investing activities of $1.2 million consisted primarily of purchases of fixed assets.

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
     Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our receivables as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” as noted in Amendment No. 3 of our Annual Report on Form 10-K/A for the year ended March 31, 2005.
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
     As of September 30, 2005, IESA beneficially owns, directly and indirectly, approximately 51% of our stock. Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. However, IESA has taken steps which have improved its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling (through CUSH) 11,000,000 of its shares in Atari, pursuant to a registration statement, (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, (v) selling assets, such as its rights in the Civilization franchise and certain of its rights under its previous license with Hasbro, and (vi) entering into production fund agreements to finance certain game development projects. Although IESA has improved its financial stability, it has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is limited.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”. This Statement requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As of September 30, 2005, the adoption of this issue has had no material impact on our results of operations.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures — Previously, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, and found them to be effective, as of September 30, 2005 contemplated by Rule 13a-15(b) under the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the filing of this Amendment No. 1 on Form 10-Q/A, our Chief Executive Officer and Acting Chief Financial Officer have revised their conclusion and have determined that as of September 30, 2005, our disclosure controls and procedures were not effective solely because of the material weakness discussed below.
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
     As described in Note 13, we have determined that the restatement of our condensed consolidated statement of cash flows for the six months ended September 30, 2004 was a result of a material weakness in internal controls over financial reporting. Specifically there was an inadequate review process in place as it relates to the reporting of certain non-cash transactions in the statement of cash flows. We are currently implementing additional formal procedures in order to remediate this material weakness by March 31, 2006.

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
Item 6. Exhibits ++
(a)	Exhibits

10.1	First Amendment to Loan and Security Agreement, dated as of June 30, 2005, between the Company and HSBC Business Credit (USA) Inc. is incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.2	Agreement for Purchase and Sale of Assets, dated August 22, 2005, between the Company and Humongous, Inc. is incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.3	Stock Transfer Agreement, dated August 22, 2005, between the Company and Infogrames Entertainment, S.A. and Atari Interactive, Inc. (English Translation) is incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.4	Liquidity Agreement, dated August 22, 2005, between the Company and Infogrames Entertainment, S.A. is incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.5	Distribution Agreement, dated August 22, 2005, between the Company and Humongous, Inc. is incorporated by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.6	Amendment No. 1 Trademark License Agreement, dated August 22, 2005, among the Company, Atari Interactive, Inc., and Infogrames Entertainment, S.A. is incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.7	Agreement Regarding Issuance of Shares, dated September 15, 2005, between the Company and Infogrames Entertainment, S.A. is incorporated by reference to exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.8	GT Interactive UK Settlement of Indebtedness Agreement, dated as of September 15, 2005, among the Company and Atari UK, Infogrames Entertainment, S.A. and all of its subsidiaries is incorporated by reference to exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.9	Form of Securities Purchase Agreement, dated September 15, 2005, between the Company and the listed investors is incorporated by reference to exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.10*	Atari, Inc. 2005 Stock Incentive Plan is incorporated by reference to exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
31.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment to Confidential License Agreement for Nintendo GameCube, effective March 29, 2005, between the Company and Nintendo of America Inc. is incorporated by reference to exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement.

++	Certain schedules and exhibits to the documents listed in this index are not being filed because we believe that the information contained therein is not material. Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.
By:	/s/ Bruno Bonnell
Bruno Bonnell
Chief Executive Officer and Acting Chief Financial Officer
Date: March 2, 2006

INDEX TO EXHIBITS++

Exhibit No.	Description
10.1	First Amendment to Loan and Security Agreement, dated as of June 30, 2005, between the Company and HSBC Business Credit (USA) Inc. is incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.2	Agreement for Purchase and Sale of Assets, dated August 22, 2005, between the Company and Humongous, Inc. is incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.3	Stock Transfer Agreement, dated August 22, 2005, between the Company and Infogrames Entertainment, S.A. and Atari Interactive, Inc. (English Translation) is incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.4	Liquidity Agreement, dated August 22, 2005, between the Company and Infogrames Entertainment, S.A. is incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.5	Distribution Agreement, dated August 22, 2005, between the Company and Humongous, Inc. is incorporated by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.6	Amendment No. 1 Trademark License Agreement, dated August 22, 2005, among the Company, Atari Interactive, Inc., and Infogrames Entertainment, S.A. is incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.7	Agreement Regarding Issuance of Shares, dated September 15, 2005, between the Company and Infogrames Entertainment, S.A. is incorporated by reference to exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.8	GT Interactive UK Settlement of Indebtedness Agreement, dated as of September 15, 2005, among the Company and Atari UK, Infogrames Entertainment, S.A. and all of its subsidiaries is incorporated by reference to exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.9	Form of Securities Purchase Agreement, dated September 15, 2005, between the Company and the listed investors is incorporated by reference to exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.10*	Atari, Inc. 2005 Stock Incentive Plan is incorporated by reference to exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
31.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amendment to Confidential License Agreement for Nintendo GameCube, effective March 29, 2005, between the Company and Nintendo of America Inc. is incorporated by reference to exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*	Exhibit indicated with an * symbol is a management or compensatory plan arrangement.

++	Certain schedules and exhibits to the documents listed in this index are not being filed because we believe that the information contained therein is not material. Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.