Form 10-K
period 2006-03-31
ATARI INC
filed 2006-06-30
CIK 1002607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File No.: 0-27338
ATARI, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3689915 (I.R.S. Employer Identification No.)
417 Fifth Avenue, New York, NY 10016
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (212) 726-6500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑
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
Yes ☐ No ☑
     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based on the $1.44 closing sale price of the Common Stock on September 30, 2005 as reported on the NASDAQ National Market, was approximately $93,870,626. As of June 27, 2006, there were 134,765,510 shares of the registrant’s Common Stock outstanding.
Documents Incorporated by Reference
     Portions of Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held in 2006 are incorporated by reference into Part III hereof.

ATARI, INC. AND SUBSIDIARIES
MARCH 31, 2006 ANNUAL REPORT ON FORM 10-K

This Annual Report contains statements that may constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this Report, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and expected future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. These forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those anticipated by any forward-looking statements made by, or on behalf of, us. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. For a discussion of some factors that could cause our operating results or other matters not to be as anticipated by forward-looking statements in this document, please see Item 1A entitled “Risk Factors” on pages 13 to 20.

PART I
ITEM 1. BUSINESS
OVERVIEW
     We are a global publisher and developer of video game software for gaming enthusiasts and the mass-market audience, and a distributor of video game software in North America. We develop, publish, and distribute games for all platforms, including Sony PlayStation, PlayStation 2, PlayStation 3, and PSP; Nintendo Game Boy Advance, GameCube, Wii, and DS; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet, and other evolving platforms, an area to which we expect to devote increasing attention. Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and racing. Our products are based on intellectual properties that we have either created internally and own or which have been licensed from third parties or related parties. Our fiscal 2006 product portfolio included products such as Matrix: Path of Neo, several Dragon Ball Z titles, and Atari Flashback 2.0.
     Our publishing activities include the management of business development, strategic alliances, product development, marketing, packaging, and sales of video game software. In addition to our publishing and development activities, we also distribute video game software in the United States, Canada and Mexico, handling both our own products and titles developed by third-party publishers with whom we have contracts. As a distributor of video game software throughout North America, we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. Additionally, through our relationship with our majority stockholder, Infogrames Entertainment S.A., or IESA, a French corporation listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. See our risk factor regarding our relationship with IESA. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements.
     Our extensive library of licensed properties, which constitutes an important component of our product strategy, includes some of the most recognizable names in popular entertainment, a factor which we believe reduces product risk. A number of our licensed properties have come from the television and motion picture industries. Further, through our distribution agreement with IESA, we have the rights to publish and sublicense certain intellectual properties either owned or licensed by IESA or its subsidiaries, including Atari Interactive, Inc., or Atari Interactive. Our extensive library includes the US and/or world-wide rights to the following key properties:

▪	Dragon Ball Z (FUNimation);

▪	Alone in the Dark (IESA);

▪	Asteroids, PONG, Missile Command and Centipede (Atari Interactive);

▪	Dungeons & Dragons (Hasbro and Atari Interactive);

▪	Earthworm Jim (Interplay);

▪	RollerCoaster Tycoon (Chris Sawyer and Atari Interactive); and

▪	Godzilla (Sony Pictures).
     During fiscal 2006, we closed two operations, sold a studio and the rights that had been used in connection with the games developed at that studio, and sold the rights to two other game franchises. We also reduced the amount we invested in development of new games. We did this partly in implementation of a strategy to focus our resources primarily on intellectual properties that management believes have the greatest potential to deliver substantial returns on our investment, partly to reduce costs and restructure operations, and partly to obtain funds we needed to meet our operating expenses.
     Specifically:
•	In fiscal 2006, we completed the closure of our operations in Beverly, Massachusetts and Santa Monica, California and either discontinued the activities we had been conducting at those locations, or transferred them to our main office in New York City.

•	In August 2005, we sold shares of IESA stock (acquired in connection with the sale of the Humongous studio) into the market for approximately $10.1 million.

•	As of June 2006, we sold the rights to Timeshift and Stuntman and certain other game rights for approximately $15.2 million, of which $6.2 million was recorded in fiscal 2006.

•	In February 2006, we terminated the employment of approximately 20% of the employees in our New York City office, with an overall worldwide workforce reduction of approximately 25%.

•	We reduced our payments to external developers by $7.1 million compared with the prior year by reducing the number of titles we were developing (although we increased spending on products we were developing internally by $4.7 million).
     Due to product launch delays throughout fiscal 2006 and a weak holiday season for the industry combined with the underperformance of new product launches, our fiscal year results were substantially below our expectations. For the year ended March 31, 2006, our net revenues were only $218.7 million, compared with $407.8 million in the prior year, and we had an operating loss of $68.6 million in fiscal 2006, compared with an operating profit of $6.3 million the prior year. Further, our scheduled releases in fiscal 2007 are significantly fewer than had been the case in prior years. For the third and fourth quarters of fiscal 2006, we were not in compliance with certain financial covenants of our credit facility with HSBC Business Credit (USA) Inc. (“HSBC”), which has expired as of the date hereof. Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them. The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     In an effort to improve our sales performance, profitability, and competitive position, during fiscal 2006, we began to make certain structural, financial and creative changes. Leading our structural changes has been an almost complete transformation of our senior management team, other than our Chief Executive and Creative Officer. We have new senior executives in finance, marketing, business and legal affairs, and corporate communications.
     Creatively, we have initiated a redirection of the focus of our product portfolio, applying our resources primarily to those intellectual properties that – based on market trends, consumer base growth, and emerging technologies – management believes have the greatest potential to deliver the most substantial returns on investment. As a result, we began to divest of certain non-core assets that are not consistent with our revised product focus, including the sale of rights to certain of our intellectual properties. We will continue to examine our intellectual property portfolio and will further divest ourselves of items considered non-core or not part of our long-term strategy throughout fiscal 2007. We are currently negotiating for the sale of our Reflections studio and the related Driver franchise.
     We have also implemented more rigorous financial and design controls that we expect will better enable us to deliver quality products to the market on time, on budget, and supported by appropriate marketing initiatives. Furthermore, we are putting a greater focus on casual online gaming as well as the expansion of the retail marketplace through digital distribution.
     Also in May 2006, we announced an aggressive pricing program. The program includes a new price point of $19.95 on all existing console titles sold prior to March 31, 2006 for PlayStation 2, Xbox, GameCube, and Game Boy Advance, as well as all PC titles (excluding Dungeons & Dragons Online, released in the fourth quarter of fiscal 2006). Additionally, all PC titles included in the program will be available for immediate download at Valve and Direct2Drive, two video game download websites, also for $19.95. Titles include several of our most successful releases of fiscal 2006: Dragon Ball Z: Budokai Tenkaichi, Driver: Parallel Lines, Getting Up: Contents Under Pressure, and Indigo Prophecy.
     Regardless of the above initiatives, we still need to raise significant additional capital and further improve our financial position. We are still exploring various alternatives to improve our financial position and secure other sources of financing which could include a new credit facility, new arrangements to license intellectual property, additional sales of selected intellectual property rights and the sale of internal development studios. We continue to examine the reduction of working capital requirements to further conserve cash and may need to take additional actions in the near-term, which may include additional personnel reductions and suspension of certain development projects during fiscal 2007. Further, as we are contemplating various alternatives, we have reconstituted the special committee of our board of directors, consisting of our independent board members, James Ackerly, Ronald Bernard, and Michael Corrigan, who are authorized to review significant and special transactions.
     The above actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.

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
INDUSTRY OVERVIEW
     The video game software industry primarily comprises software for dedicated game consoles or platforms (such as PlayStation 2, PlayStation 3, Xbox, Xbox 360, Wii, and GameCube), handhelds (such as Game Boy Advance, Nintendo DS and Sony PSP) and PCs. Publishers of video game software include the console manufacturers, or “first-party publishers”, and third-party publishers, such as ourselves, whose primary role is the development, publishing and distribution of video game software. Additionally, the use of wireless devices (such as mobile phones and personal digital assistants) as a gaming platform, known as “mobile gaming”, is growing rapidly. According to International Data Group (IDG), an independent technology, media, research, and event company, sales of PC, console, and handheld games (excluding wireless) in North America and Europe in 2005 reached $14.0 billion. We anticipate an expanding market for interactive entertainment software over the next several years as a result of the introduction of the next generation console platforms. We believe that greater online functionality and the expanded artificial intelligence capabilities of the new platforms will improve game play and help our industry grow. In addition, according to DFC Intelligence and Montgomery & Co., new revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow from $1 billion in 2005 to $5 billion in 2009.
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

     Sony was the first manufacturer to introduce the last generation of console hardware with the introduction of the PlayStation 2 platform in 2000. Nintendo introduced its current generation platforms a year later, launching the GameCube and Game Boy Advance in 2001. This generation also saw the entrance of Microsoft into the industry with the introduction of the Xbox console.
     In 2005, Microsoft initiated a new generation of console hardware when it introduced Xbox 360. Sony is expected to launch PlayStation 3 in November 2006, and Nintendo announced that its new generation system, Wii, will launch in November 2006 as well. These systems will represent a significant advance in gaming technology, with the potential eventually to reach broader audiences. However, shortage of Xbox 360 units after it was introduced, and delays in releasing PlayStation 3 and Wii led to a severe transition period slowdown in sales of video games that affected almost all publishers.
     In addition to these technological innovations, there has been greater competition for shelf space and creative talent as well as increased buyer selectivity. As a result, the video game industry has become increasingly hit-driven, which has led to higher per game production budgets, longer and more complex development processes, and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development process, have increased the need for disciplined product development processes that control cost and overruns. This in turn has increased the importance of leveraging the technologies, characters or storylines of existing hit titles into additional video game software franchises in order to spread development costs among multiple products.
     Innovation also continues in the handheld market with manufacturers offering more sophisticated units, such as Sony’s PSP and Nintendo’s DS, each of which offer multiple features and capabilities in addition to game play functionality and wi-fi connectivity.
Personal Computers
     Advances in personal computer technology outpace advances in console and handheld technology. Advances in microprocessors, graphics chips, hard-drive capacity, operating systems and memory capacity have greatly enhanced the ability of the PC to serve as a video game platform. These technological advances have enabled developers to introduce video games for PCs with enhanced game play technology and superior graphics. The PC market has typically not been subject to video game industry cycles and, coupled with the fact that publishers are not required to pay hardware royalties and high manufacturing costs for PC products, this is an attractive market for video game publishers. Though retailers have been allocating diminished shelf space to PC products, this trend may be offset by demand for Massively Multiplayer Online Games, or MMOG. Additionally, the advancements in high-speed connectivity have increased the casual online gaming community. Coupled with dramatically lower development costs, casual gaming is a very attractive market for us to compete in in the future.
ESRB Ratings and Litigation
     The Entertainment Software Ratings Board (“ESRB”), through its ratings system, requires game publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles. Consumer advocacy groups have opposed sales of interactive entertainment software containing such content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Various governmental bodies have proposed regulation aimed at our industry which would prohibit the sale of software containing such material to minors. Additionally, retailers may decline to sell interactive entertainment products that contain graphic violence or sexually explicit material to the extent that they deem it inappropriate for their businesses. If retailers decline to sell our “M” rated (age 17 and over) products or if our “M” rated products are re-rated “AO” (age 18 and over), we might be required to significantly change or discontinue particular titles.
Consolidation
     We and other publishers have used acquisitions to obtain creative talent as well as independently developed intellectual properties. We believe economies of scale will be increasingly important as the complexity and costs associated with video game development continue to increase. In addition, the acquisition of proven intellectual properties has become increasingly important as publishers seek to diversify and expand their product portfolios, while limiting exposure to unsuccessful product development efforts. Acquisitions have also been used as a means of vertically integrating functions that are key to the business process. Given these facts, coupled with the fact that financial performance within the industry indicates that the more successful companies are those that are the most vertically integrated, we expect consolidation within the video game software industry to continue.
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

          The following identifies games and franchises that generated the most significant portion of our publishing net product revenues during the years ended March 31, 2004, 2005, and 2006.
•	Fiscal 2004 — the Dragon Ball Z franchise generated 23.7% of our publishing net product revenues, driven by Dragon Ball Z: Budokai 2 (PlayStation 2). Additionally, Enter the Matrix (PC, PlayStation 2, Xbox, and GameCube) generated 25.0% of our publishing net revenues.

•	Fiscal 2005 — the Dragon Ball Z franchise generated 28.3% of our publishing net product revenues, driven by Dragon Ball Z: Budokai 3 (PlayStation 2) and Dragon Ball Z: Sagas (PlayStation 2, Xbox, and GameCube). Additionally, the Driver franchise (which we are currently negotiating the sale of) generated 14.0% of our publishing net revenues, lead by the release of DRIV3R (PlayStation 2 and Xbox).

•	Fiscal 2006 — the Dragon Ball Z franchise generated 28.6% of our publishing net product revenues, driven by the October 2005 release of Dragon Ball Z: Budokai Tenkaichi (PlayStation 2). Additionally, the Matrix franchise generated 14.4% of our publishing net revenues, lead by the November 2005 release of Matrix: Path of Neo (PlayStation 2, Xbox, and PC). Other new releases in the current period include Atari Flashback 2.0 (Retro plug and play), Getting Up: Contents Under Pressure (PC, PlayStation 2, and Xbox), Dungeons & Dragons Online: Stormreach (PC), Driver: Parallel Lines (PlayStation 2, and Xbox), and Indigo Prophecy (PC, PlayStation 2, and Xbox).
PUBLISHING
          Our publishing activities include the management of business development, strategic alliances, product development, marketing, packaging and sales of video game software for all platforms, including Sony PlayStation, PlayStation 2, PlayStation 3, and PSP; Nintendo DS, Game Boy Advance, Wii, and GameCube; Microsoft Xbox and Xbox 360; and PC.
          During the year ended March 31, 2006, we centralized our publishing operations at our New York headquarters in order to capitalize on managerial and cost efficiencies.
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
DEVELOPMENT
Internal and Related-Party Development
          We leverage both internal and external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors. However, recent evaluations of our development activities have led us to place stronger emphasis on external development. We believe that through the use of independent developers it will be more cost efficient to publish certain of our games. As a result, we have announced an initiative to sell certain of our internal studios.
          In addition to our publishing operations described above, we currently own studios and manage the development of product at studios owned by IESA that focus solely on game development. Titles from these locations range in genre and are published for various audiences on the full array of gaming platforms.
          Development studios owned by us include:
•	Shiny Entertainment—Newport Beach, California—We acquired Shiny in April 2002, along with the rights to develop console and PC games based on The Matrix film trilogy. Shiny developed Enter the Matrix, which was released simultaneously with The Matrix Reloaded, the second film in The Matrix trilogy, in May 2003 and has sold in excess of 6 million units worldwide to date. In fiscal 2006, Shiny developed the next installment of The Matrix franchise, Matrix: Path of Neo, which was released in November 2005. Currently, Shiny is working on Earthworm Jim on the PSP platform.

•	Reflections—Newcastle, England—Reflections is responsible for the creation and development of our Driver franchise, which has sold more than 15 million units worldwide to date. During fiscal 2006, Reflections developed the latest installment of the Driver franchise, Driver: Parallel Lines, which was released in March 2006. As of the first quarter of fiscal 2007, we have formally adopted a plan to divest ourselves of this asset.
          In addition to the studios we own, we also manage or will manage development of product at several studios owned by IESA:
•	Eden Studios SAS—Lyon, France—Eden Studios SAS, or Eden, developed the successful V-Rally series, which, to date, has sold more than 3.8 million units worldwide, and Kya, which was released for the 2003 holiday season. Eden is currently developing Test Drive Unlimited for Xbox 360 and PC, and Alone in the Dark for Xbox 360, PlayStation 3, and PC, both expected to be released in fiscal 2007.

•	Atari Melbourne House Pty Ltd—Melbourne, Australia—Atari Melbourne House Pty Ltd is the studio behind TRANSFORMERS, released in May 2004. Previously, the studio had developed Grand Prix Challenge, and is currently developing Test Drive Unlimited for PlayStation 2 and PSP, expected to be released in fiscal 2007.

•	Paradigm Entertainment, Inc.—Dallas, Texas—Paradigm Entertainment, Inc., or Paradigm, is the studio behind the successful Pilot Wings game, and also developed Mission Impossible: Operation Surma and Terminator 3: The Redemption. Currently, Paradigm is developing Battlezone for the PSP platform. In May 2006, a third party publisher exercised an option to acquire the studio from IESA.
External Development
          In addition to developing products ourselves or through IESA wholly-owned subsidiaries, we publish or have contracts to publish in North America video game software developed by some of the industry’s most highly regarded independent external developers. These developers include, among others:
•	Frontier Development — Chris Sawyer (RollerCoaster Tycoon series);

•	Obsidian (Neverwinter Nights);

•	Quantic Dream (Indigo Prophecy);

•	The Collective (Marc Ecko’s Getting Up: Contents Under Pressure);

•	Webfoot Technologies (Dragon Ball Z: The Legacy of Goku);

•	Eugen Systems (Act of War);

•	ZSlide (Hot PXL);

•	Spike (Dragon Ball Z: Budokai Tenkaichi 2);

•	Crafts & Master (Super Dragon Ball Z);

•	Mistic Software (Totally Spies, Arthur and the Minimoys);

•	Etranges Libellules (Arthur and the Minimoys);

•	Spellbound (Desperados);

•	Kuju Entertainment (Dungeons & Dragons Tactics).
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
SALES AND MARKETING
          Our sales and marketing programs emphasize a number of key areas:
•	Managing the life cycle of an extensive catalog of new and existing products;

•	Researching industry trends and customer needs to inform the production process, advertising generation, forecasting, retail distribution, and pricing;

•	Working with physical retail partners to maximize sales;

•	Establishing online sales distribution systems for both boxed products and digitally distributed products;

•	Fostering media and online community interest in products and properties;

•	Leveraging and strengthening the Atari brand; and

•	Exploiting the marketability of our intellectual property and products through licensing arrangements that expand application into other gaming platforms and consumer product categories and bring in new revenue streams such as advertising and product placement.
To achieve maximum benefit from our sales and marketing programs, we employ a wide range of marketing techniques, including:
•	Understanding our consumers through professional qualitative and quantitative research;

•	Promoting product publicity via enthusiast and mass market outlets, including broadcast television, internet, newspapers, specialty magazines, radio, and theater;

•	Retail marketing and in-store promotions and displays;

•	On-line marketing and two way online “conversations” with gamers;

•	“Underground” marketing techniques, in which marketing materials are placed in physical and online locations which are frequented by targeted groups of consumers;

•	Strategic partnerships and cross-promotions with other consumer product companies and third-parties; and

•	Working with “first-party” console manufacturers to exploit their marketing opportunities, including presence on their websites, retail exposure and public relations events.
               Our marketing approach uses a product management system to evaluate, position, and try to improve our brands based on analyses of market trends, consumers, competition, core competencies, retail and “first-party” partner support, and other key factors. This system is combined with entertainment marketing approaches and techniques to create consumer and trade anticipation, and demand for our products.
     We monitor and measure the effectiveness of our marketing strategies throughout the life cycle of each product. To maximize our marketing efforts, we may deploy an integrated marketing program for a product more than a year in advance of its release. Historically, we have expended a substantial portion of the marketing resources we will devote to a game prior to the game’s retail availability, and we intend to do so in the future.
     The Internet is an integral element of our marketing efforts. We use it, in part, to generate awareness of and “buzz” about titles months prior to their market debut. We incorporate the Internet into our marketing programs via video, screenshot, and podcast distribution; product-dedicated mini-sites; and on-line promotions. We also use the Internet to establish ongoing communication with gamers to translate their commitment and interest in our products into word of mouth sales.
     In the months leading up to the release of a new product, we provide extensive editorial material to publications that reach the product’s expected audience as a part of executing customized public relations programs designed to create awareness of our products with all relevant audiences, including core gamers and mass entertainment consumers. These public relations efforts have resulted in coverage in key computer and video gaming publications and websites, as well as major consumer sites, newspapers, magazines and broadcast outlets.
     In order to improve efficiency, our sales efforts have recently evolved into a two-tiered sales operation model that is common in the industry. We have an internal sales and licensing organization of 12 people that manage several of our key accounts, such as Wal-mart and GameStop/Electronics Boutique, and we have partnered with a leading sales broker to maintain the day-to-day relationships for other accounts, including Target and Best Buy. Importantly, we continue to lead and own all accounts that are maintained by our broker partner. The two-tiered approach allows us to operate at a lower cost structure while maintaining high quality relationships and accountability with our retail partners.
INTELLECTUAL PROPERTY
Licenses
Licensed properties
     Our strategy includes the creation of games based on licensed properties that have attained a high level of consumer recognition or acceptance. We have entered into licensing agreements with a number of licensors, including Warner Bros., Viacom/Nickelodeon, Sony Pictures, and FUNimation.
     We pay royalties at various rates based on our net sales of the corresponding title. We frequently make advance payments against minimum guaranteed royalties over the license term. License fees tend to be higher for properties with proven popularity and less perceived risk of commercial failure. Licenses are of various durations and may in some instances be renewable upon payment of minimum royalties or the attainment of specified sales levels. Other licenses are not renewable upon expiration, and we cannot be sure that we will reach agreement with the licensor to extend the term of any particular license. Our property licenses usually grant us exclusive use of the property for the specified titles on specified platforms, worldwide or within a defined territory, during the license term. Licensors typically retain the right to exploit the property for all other purposes and to license to other developers with regard to other properties.
Hardware licenses
     We currently develop software for use with PlayStation, PlayStation 2, PlayStation 3, and PSP; GameCube, Game Boy Advance, Wii, and DS; and Xbox and Xbox 360, pursuant to licensing agreements with each of the respective hardware developers. Each license allows us to create one or more products for the applicable system, subject to certain approval rights, which are reserved by each hardware licensor. Each license also requires us to pay the hardware licensor a per-unit license fee for the product produced.
     The following table sets forth information with respect to our platform licenses:

Manufacturer	Platform	Agreement	Territory*	Expiration Date
Microsoft	Xbox	Publisher License Agreement, dated April 18, 2000	Determined on a title-by-title basis	November 15, 2007

Microsoft	Xbox 360	Publisher License Agreement, dated February 17, 2006	Determined on a title-by-title basis	November 21, 2008

Nintendo	DS	License Agreement, dated October 14, 2005	Western Hemisphere	February 16, 2008

Nintendo	Game Boy Advance	License Agreement, dated September 24, 2001	Western Hemisphere	September 23, 2007

Nintendo	GameCube	License Agreement dated March 29, 2002	Western Hemisphere	March 29, 2008

Sony	PlayStation	Licensed Publisher Agreement, dated January 19, 2003	US, Canada, Mexico, Latin America	January 18, 2007

Sony	PlayStation 2	Licensed Publisher Agreement, dated June 6, 2000	US and Canada	March 31, 2007, with automatic 1 year renewals

Sony	PlayStation Portable	Licensed Publisher Agreement, dated March 23, 2005	US and Canada	March 31, 2007, with automatic 1 year renewals
     * IESA, our majority stockholder and the distributor of our products in Europe, has entered into similar agreements with each of the manufacturers for applicable European territories.
     We expect to negotiate agreements for platform licenses for Nintendo Wii and Sony PlayStation 3 prior to the hardware releases.
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
     We are a distributor of video game software to mass merchants in the United States. Our strength in distribution enhances access to favorable shelf space for our products. We distribute our products to a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy, Circuit City, and Toys ‘R’ Us; specialty stores such as GameStop/Electronics Boutique; rental chains such as Blockbuster and Hollywood Video; and warehouse clubs such as Sam’s Club and Costco. Wal-Mart, GameStop/Electronics Boutique, and Target accounted for 31.1%, 13.0%, and 12.8%, respectively, of our net revenues for the year ended March 31, 2006. Additionally, our games are made available through various on-line retail and “e-tail” companies (e.g. Amazon.com), and through the emerging digital distribution/electronic software download marketplace. We believe that during the coming years, there will be a significant increase in digitally distributed titles and we are positioning ourselves to exploit this expansion of the marketplace.
     Based on the strength of our distribution operations, we have successfully attracted other publishers to utilize our distribution capabilities. Other publishers’ products are generally acquired by us and distributed under the name of the publisher of such products. Our agreements with these publishers typically grant us retail distribution rights in designated territories for specific periods of time, which are typically renewable. Under such agreements, the third party publisher is typically responsible for the publishing, packaging, marketing and customer support of such products. In August 2005, we entered into a distribution agreement with Humongous, Inc., a wholly-owned subsidiary of IESA and developer of the Backyard Sports game series for children, for the distribution of their product in North America. In the fourth quarter of fiscal 2006, this distribution agreement was extended through March 2007.
     We outsource our warehouse operations in the United States to Arnold Logistics, which is located in Lancaster, Pennsylvania. The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers.
Europe, Asia and Other Regions
     IESA distributes our products in Europe, Asia, and elsewhere outside of North America pursuant to a distribution agreement we entered into with IESA. We believe that IESA’s strong presence in Europe, Asia and certain other regions provides effective distribution in these regions of our titles while allowing us to focus our efforts in the United States, Canada and Mexico. IESA distributes our products to several major retailers in Europe, Asia and certain other regions; these retailers include Auchan, Carrefour, Mediamarket and Tesco. IESA has extensive access to retail outlets in these regions. See our risk factor regarding our dependence upon IESA. Under our distribution agreement with IESA, we are entitled to receive 30.0% of the gross margin of the products distributed by IESA, or 130.0% of the royalty rate due to the developer or licensor, whichever is greater.

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
     Sony, Nintendo and Microsoft, either directly or through an authorized third party, control the manufacture of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us, either directly or through third party vendors, for distribution. Sony PlayStation and PlayStation 2, Nintendo GameCube and Microsoft Xbox products consist of proprietary format CD-ROMs and are typically delivered to us within a relatively short lead time (approximately 3-4 weeks). Manufacturers of other Nintendo products, which use a cartridge format, typically deliver these products to us within 45 to 60 days after receipt of a purchase order. It is not expected that the delivery time for products for the next generation consoles will differ greatly from the last generation. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of products we distribute. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.
EMPLOYEES
     As of the end of fiscal 2006, we had 232 employees domestically, with 111 in product development, 37 in administration (i.e., senior management, human resources, legal, IT and facilities), 41 in finance, 27 in sales and operations and 16 in marketing. During the fiscal year, we had operations in New York, New York; Beverly, Massachusetts (closed in June 2005); Bothell, Washington (closed in August 2005); Sunnyvale, California; Santa Monica, California (closed in August 2005); and Newport Beach, California. We also have operations internationally at our Reflections studio (which we are currently negotiating the sale of) located in Newcastle, England, which had 97 employees as of March 31, 2006.
     In February 2005, we announced the closing of our operations in Beverly, Massachusetts and Santa Monica, California. As a result, by August 2005 all of the employees located in those offices ceased employment with us and we re-staffed most of the functions handled by such employees to our New York headquarters. Additionally, in August 2005, we completed the sale of our Humongous development studio (located in Bothell, Washington) to our majority stockholder, IESA, and subsequently terminated most Humongous employees. Further, in February 2006, we terminated approximately 20% of the employees at our New York headquarters due to general downsizing of the organization.
RELATIONSHIP WITH IESA
     As of March 31, 2006, IESA beneficially owned, directly and indirectly, approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. Atari Interactive was the source of approximately 31% of our fiscal 2006 net publishing product revenue and we generated approximately 8% of our fiscal 2006 net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.
     IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including, (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling assets (such as the Games.com URL), (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, and (v) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is diminished. There can be no assurance that IESA will complete sufficient actions to assure its future financial stability.
     If IESA is unable to complete its action plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries’ video game development operations, including those of Atari Interactive. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows.
     Additionally, although we are a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns the majority of our common stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital.
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
     Atari Interactive has granted us a license to use the name “Atari” until 2013 for software video games in the United States, Canada, and Mexico. We believe that the Atari brand, which has a heritage deeply rooted in innovation and is largely credited with launching the video game industry, continues to carry a level of recognition that can provide a competitive advantage. Unlike many of our competitors, our Atari brand can be seen as three separate entities—a pop icon, a classic gaming original and a modern interactive entertainment company. This enhances our opportunities to attract partnerships, talent and other vehicles, providing a distinct advantage against our competitors.
     We believe that a number of additional factors provide us with competitive opportunities in the industry, including our extensive catalogue of multi-platform products, strength in the mass-market, and strong sales forces in the United States, Canada and Mexico and, through IESA, in Europe, Asia and other regions. We believe that popular franchises such as Test Drive and RollerCoaster Tycoon, along with the catalog of classic Atari Games, as well as attractive licenses, such as The Matrix, Dragon Ball Z and Dungeons & Dragons, provide us with a solid competitive position in the marketing of our products.
     In our distribution business, we compete with both large national distributors and smaller regional distributors. We also compete with the major entertainment software companies that distribute over the internet or directly to retailers. Most of our competitors have greater financial and other resources than we do, and are able to carry larger inventories and provide more comprehensive product selection than we can.
SEASONALITY
     Our business is highly seasonal with sales typically significantly higher during the calendar year-end holiday season.
SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
     We operate in three reportable segments: publishing, distribution and corporate. Please see the discussion regarding segment reporting in Note 18 of the Notes to Consolidated Financial Statements, included in Items 7 and 8 of this Report.

     Please see Note 18 of the Notes to Consolidated Financial Statements, included in Items 7 and 8 of this Report, for geographic information with respect to our revenues from external customers and our long-lived assets.
ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS
Our business has contracted significantly.
     Due primarily to our limited funds, during the past two years we have reduced substantially our expenditures on product development and sold the intellectual property related to some game franchises that have generated substantial revenues for us in the past. This has both materially reduced our revenues and made distribution, which carries lower margins, a larger percentage of our business. Because of the reduction in available product, as well as unusually difficult market conditions, in fiscal 2006, our net revenues were only $218.7 million compared with net revenues of $407.8 million in the prior year and $468.9 million in the year before that. Primarily because of this, we had an operating loss of $68.6 million for the year ended March 31, 2006, compared with operating profits of $6.3 million and $7.6 million for the 2005 and 2004 fiscal years, respectively. Further, we have fewer titles available for release in fiscal 2007 than has historically been the case. We are reviewing our operating strategy, and it is likely that we will increasingly focus on publishing products developed by others as a source of revenue. However, we cannot be sure that any revised operating strategy will be successful in returning us to profitability.
Our revenues will decline and our competitive position will be adversely affected if we are unable to introduce successful new products on a timely basis.
     Our performance in the video game software publishing business depends on the timely introduction of successful new products, sequels or enhancements of existing products to replace declining revenues from older products. Our inability to introduce compelling new products, sequels or enhancements, or significant delays in their release, could materially and adversely affect the ultimate success of our products and, in turn, our business, results of operations and financial condition. Our product development activities over the last fiscal year and in the coming fiscal year have been and will be less robust than our historical product development, resulting in fewer product releases. The process of introducing new products, sequels or product enhancements is extremely complex, time consuming and expensive, and will become more complex as new platforms and technologies emerge. Competitive factors in our industry demand that we create increasingly sophisticated products, which in turn makes it difficult to produce and release compelling products on a predictable schedule. If we introduce a relatively limited number of products in any period, the failure of such products to achieve strong market acceptance adversely affects our results of operations.
The loss of Wal-Mart, GameStop/Electronics Boutique, Target, or Best Buy as key customers could negatively affect our business.
     Our sales to Wal-Mart, GameStop/Electronics Boutique, Target, and Best Buy accounted for approximately 31.1%, 13.0%, 12.8%, and 9.1%, respectively, of net revenues for the year ended March 31, 2006. Our gross accounts receivable from these retailers were approximately $6.2 million, $11.1 million, $6.4 million, and $4.8 million, respectively, as of March 31, 2006. Our business, results of operations and financial condition would be adversely affected if:
•	we lost any of these retailers as a customer;

•	any of these retailers purchased significantly fewer products from us;

•	we were unable to collect receivables from any of these retailers on a timely basis or at all; or

•	we experienced any other adverse change in our relationship with any of these retailers.
     We cannot assure you that Wal-Mart, GameStop/Electronics Boutique, Target, and Best Buy will continue to use us as a major supplier of video game software, or at all. We have experienced difficulties in collecting on certain accounts. We cannot guarantee that we will not continue to have such difficulties and, while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient.

Our results of operations and competitive position may be adversely affected if we are unable to anticipate and adapt to rapidly changing technology, including new console technology.
     The video game software industry is characterized by rapidly changing technology. The introduction of new technologies, including new console technology, software media formats, and delivery channels could render our previously released products obsolete or unmarketable. We are continuing to devote significant development resources to products for PlayStation 2. If consumer demand for titles for this platform declines as a result of the next generation of console games systems, or generally, we may experience lower than expected sales from products designed for this platform.
     We must continually anticipate the emergence of, and adapt our products to, new technologies and systems. In addition, the development cycle for products designed to operate on new systems has been defined by an increased rate of change and complexity in the technological innovations of video game hardware and software. When we choose to publish or develop a product for a new system, we may need to make a substantial development investment one or two years in advance of when we actually ship products for that system. If we develop products for a new system that is ultimately unpopular, our net revenues from that product may be less than expected and we may not be able to recoup our investment as quickly as anticipated, if at all. Conversely, if we choose not to publish products for a new system that is ultimately popular, our competitive position may be adversely affected.
     A number of our competitors have developed or are developing online games. Increased consumer acceptance and increased availability of online games may result in a decline in platform-based software and negatively impact sales of our products. Direct sales of software over the Internet by competitors could materially adversely affect our distribution business.
We need to raise additional capital.
     In recent years, our profits have been minimal compared to the profits reported by our industry competitors, and in the past year we have generated significant losses. We do not currently have a credit facility. Based on current assessments, we will need to raise capital in order to support our product development efforts and other operational needs. In order to complete the redirection of our product portfolio and to increase our slate of titles in fiscal 2007 and 2008, we will need to make a significant investment in product development. This investment is critical in order to maintain and grow our business, keep current with changing technology (including new hardware platforms), attract premier development partners, and secure profitable intellectual properties. We may raise capital in any number of ways, including through the issuance of debt or equity, or through other financing. If we borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders will suffer significant dilution in their percentage ownership of common stock. Additionally, due to the relative size of Atari, our majority ownership by a financially challenged foreign entity and our history of significant losses, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available. Specifically, if we are not successful in raising capital, we will have to take various actions that may include, but not be limited to, a reduction in our expenditures for internal and external new product development, further reduction in overhead expenses, and further sales of intellectual property. These actions, should they become necessary, will probably result in further reduction in our size of operations. Such capital raising needs are discussed with our majority stockholder with respect to appropriate timing and structure of such funding.
We may be unable to develop and publish new products if we are unable to secure or maintain relationships with leading independent video game software developers.
     We are even more dependent than in prior years upon leading independent software developers, as we have scaled back our internal development capabilities. Consequently, our success depends in part on our continued ability to obtain or renew product development agreements with leading independent video game software developers. Particularly in view of our financial situation, we may not be able to obtain or renew product development agreements on favorable terms, or at all, including obtaining the rights to sequels of successful products which were originally developed for us by leading independent video game software developers. Many of our competitors have greater financial resources and access to capital than we do, which puts us at a competitive disadvantage when bidding to attract leading independent video game software developers to enter into publishing agreements with us. We may be unable to secure or maintain relationships with leading independent video game software developers if our competitors can offer them better shelf access, better marketing support, more development funding, higher royalty rates, or other advantages. Usually, our agreements with independent software developers are easily terminable, often without notice, if either party declares bankruptcy, becomes insolvent, ceases operations or materially breaches its agreement and fails to cure that breach within a designated time frame. In addition, many leading independent video game software developers have limited financial resources. Many are small companies with a few key individuals without whom a project may be difficult or impossible to complete. Consequently, we are exposed to the risk that these developers will go out of business before completing a project, or simply cease work on a project for which we have hired them.
If we are unable to maintain or acquire licenses to intellectual property, our operating results will be adversely impacted.
     Many of our products are based on or incorporate intellectual property owned by others. For example, some of our titles are based on key film licenses. We expect that many of the products we publish in the future will also be based on intellectual property owned by others. The rights we enjoy to licensed intellectual property may vary based on the agreement we have with the licensor. Competition for these licenses is intense and many of our competitors have greater resources to take advantage of opportunities for such licenses. If we are unable to maintain our current licenses and obtain additional licenses with significant commercial value, we believe our sales will decline. In addition, obtaining licenses for popular franchises owned by others could require us to expend significant resources and the licenses may require us to pay relatively high royalty rates. If these titles are ultimately unpopular, we may not recoup our investment made to obtain such licenses. Furthermore, in many instances we do not have exclusive licenses for intellectual property owned by others. In these cases, we may face direct competition from other publishers holding a similar license. Additionally, many of the products we distribute are products that are published by IESA or its subsidiaries, such as certain Hasbro games. In fiscal 2006, IESA sold several properties that we distributed, including selling back to Hasbro the rights to certain properties previously under the Hasbro license. If IESA continues to dispose of such properties, we will continue to lose revenue.
Termination or modification of our agreements with hardware manufacturers will adversely affect our business.
     We are required to obtain a license to develop and distribute software for each of the video game consoles. We currently have licenses from Sony to develop products for PlayStation, PlayStation 2, and PSP, from Nintendo to develop products for Game Boy Advance, GameCube, and DS and from Microsoft to develop products for Xbox and Xbox 360. We expect to obtain licenses for Nintendo Wii and Sony PlayStation 3 during fiscal 2007. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for such platforms or we may be required to do so on less attractive terms. In addition, our contracts with these manufacturers often grant them approval rights over new products and control over the manufacturing of our products. In some circumstances, this could adversely affect our business, results of operations or financial condition by:
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
     Our future success will depend to a significant degree upon the performance and contribution of our senior management team and upon our ability to attract, motivate and retain highly qualified employees with technical, management, marketing, sales, product development, creative and other skills. In the video game software industry, competition for highly skilled and creative employees is intense and costly. We expect this competition to continue for the foreseeable future, and we may experience increased costs in order to attract and retain skilled employees. We cannot provide any assurance that that we will be successful in attracting and retaining skilled personnel. Our business, operating results and financial condition could be materially and adversely affected if we lost the services of senior management or key technical or creative employees or if we failed to attract additional highly qualified employees.

If returns and other concessions given to our customers exceed our reserves, our business may be negatively affected.
     To cover returns and other concessions, we establish reserves at the time we ship our products. We estimate the potential for future returns and other concessions based on, among other factors, management’s evaluation of historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. While we are able to recover the majority of our costs when third-party products we distribute are returned, we bear the full financial risk when our own products are returned. In addition, the license fees we pay Sony, Microsoft and Nintendo are non-refundable and we cannot recover these fees when our products are returned. Although we believe we maintain adequate reserves with respect to product returns and other concessions, we cannot be certain that actual returns and other concessions will not exceed our reserves, which could adversely affect our business, results of operations and financial condition.
Significant competition in our industry could adversely affect our business.
     The video game software market is highly competitive and relatively few products achieve significant market acceptance. Currently, we compete primarily with other publishers of video game software for both video game consoles and PCs. Our competitors include Activision, Inc., Electronic Arts, Inc., Midway Games, Inc., Take Two Interactive, Inc., and THQ, Inc., among others. In addition, console manufacturers including Microsoft, Nintendo, and Sony publish products for their respective platforms. Media companies and film studios, such as Warner Bros., are increasing their focus on the video game software market and may become significant competitors and/or may increase the price of their outbound licenses. Current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:
•	respond more quickly than we can to new or emerging technologies or changes in customer preferences;
•	carry larger inventories than we do;
•	undertake more extensive marketing campaigns than we do;
•	adopt more aggressive pricing policies than we can; and
•	make higher offers or guarantees to software developers and licensors than we can.
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
     Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers and distributors are in a stronger position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. We cannot be certain that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.
Revenues from our distribution business may decline as competition increases and Internet technology improves.
     During the years ended March 31, 2005 and March 31, 2006, net revenues from our distribution business were approximately 13.3% and 24.3%, respectively, of our total net revenues. This increase as a percentage of net revenues is primarily a result of a decline in our development and publishing activities, which makes us increasingly dependent on our distribution activities. New video game systems and electronic delivery systems may also be introduced into the software market and potential new competitors may enter the software development and distribution market, resulting in greater competition. Revenues from our distribution business may be adversely affected as Internet technology is improved to enable consumers to purchase and download full-version software products or order products directly from publishers or from unauthorized or illegal sources over the Internet.
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
     Our business is heavily dependent upon our confidential and proprietary intellectual property. We sell a significant portion of our published software under licenses from independent software developers, and, in these cases, we do not acquire the copyrights for the underlying work. We rely primarily on a combination of confidentiality and non-disclosure agreements, patent, copyright, trademark and trade secret laws, as well as other proprietary rights laws and legal methods, to protect our proprietary rights and the intellectual property rights of our developers. However, current U.S. and international laws afford us only limited protection and amendments to such laws or newly enacted laws may weaken existing protections. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our products or franchises, or obtain and use information that we regard as proprietary. Software piracy is also a persistent problem in the video game software industry. Policing unauthorized use of our products is extremely difficult because video game software can be easily duplicated and disseminated. Furthermore, the laws of some foreign countries may not protect our proprietary rights to as great an extent as U.S. law. Our business, results of operations and financial condition could be adversely affected if a significant amount of unauthorized copying of our products were to occur or if other parties develop products substantially similar to our products. We cannot assure you that our attempts to protect our proprietary rights will be adequate or that our competitors will not independently develop similar or competitive products.
We may face intellectual property infringement claims which would be costly to resolve.
     As the number of available video game software products increases, and their functionality overlaps, software developers and publishers may increasingly become subject to infringement claims. We are not aware that any of our products infringe on the proprietary rights of third parties. However, we cannot provide any assurance that third parties will not assert infringement claims against us in the future with respect to past, current or future products. There has been substantial litigation in the industry regarding copyright, trademark and other intellectual property rights. We have sometimes initiated litigation to assert our intellectual property rights. Whether brought by or against us, these claims can be time consuming, result in costly litigation and divert management’s attention from our day-to-day operations, which can have a material adverse effect on our business, operating results and financial condition.
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
     In addition to such regulations, certain retailers have in the past declined to stock some of our and our competitors’ video game products because they believed that the content of the packaging artwork or the products would be offensive to the retailer’s customer base. Although to date these actions have not impacted our business, we cannot assure you that similar actions by our distributors or retailers in the future would not cause material harm to our business.
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
     IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling assets (such as the Games.com URL), (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, and (v) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is diminished. There can be no assurance that IESA will complete sufficient actions to assure its future financial stability.
     IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA (through its subsidiaries) also develops products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we market in the United States, Canada and Mexico. Atari Interactive was the source of approximately 31% of our fiscal 2006 net publishing product revenue and we generated approximately 8% of our fiscal 2006 net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.
     If IESA is unable to complete its action plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries’ video game development operations, including those of Atari Interactive. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows.
     Additionally, although we are a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns the majority of our common stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital.
IESA controls us and could prevent a transaction favorable to our other stockholders.
     IESA beneficially owns approximately 51% of our common stock, which gives it sufficient voting power to prevent any transaction that it finds unfavorable, including an acquisition, consolidation or sale of assets that might be desirable to our other stockholders. Additionally, IESA could unilaterally approve certain transactions as a result of its majority position. IESA also has sufficient voting power to elect all of the members of our Board of Directors. Currently, four of the eight members of our Board of Directors are directors, employees or former employees (within three years) of IESA or its affiliates. One of the remaining four directors is currently affiliated with us. Therefore, only three of the eight directors are considered independent. This concentration of control could be disadvantageous to other stockholders whose interests differ from those of IESA.
Our affiliates retain considerable control over the Atari trademarks, and their oversight or exploitation of such trademarks could affect our business.
     Atari Interactive, a wholly owned subsidiary of IESA, has granted us the right to use the Atari name for software video games in the United States, Canada and Mexico. However, in addition to an initial upfront payment, we must pay a royalty equal to 1% of our net revenues during each of 2009 through 2013. We are subject to quality control oversight for our use of the Atari name. Any disputes over our performance under the trademark license agreement could materially affect our business. Furthermore, Atari Interactive’s use of the Atari mark (either itself or through its affiliates or third parties) to exploit products could affect the reputation or value associated with the Atari mark, and therefore materially affect our business. Therefore, we are dependent upon the cooperation and business actions of IESA and its affiliates with regard to the Atari trademark.
Our restructuring efforts will create short term costs that may not be offset by increased efficiencies.
     We are incurring substantial costs in connection with our restructuring efforts, including severance obligations, relocation expenses, advisor fees, and lease obligations for unused property. Though we anticipate that the restructuring will ultimately result in reduced general and administrative expenses and more efficient corporate operations, we can give no assurance that we will be successful in redefining our cost and operational structures in the near term. If we are not successful, we may not see cost savings that justify these measures, which may negatively impact our results of operations.
We have no revolving credit facility.
     On May 31, 2006 our $50.0 million revolving credit facility with HSBC expired. However, in January 2006, HSBC suspended our right to borrow under the revolving credit facility because we were not in compliance with certain financial covenants in the Revolving Credit Agreement. Therefore, in effect, we have not had a revolving credit facility, or any other source of working capital financing since January 2006. We have had discussions with possible providers of working capital financing, and believe that we could arrange working capital financing secured by our accounts receivable and inventory. However, the financing would likely be expensive at our current levels of accounts receivable, and inventory would likely not provide adequate financing capacity to justify the cost.

RISKS RELATED TO OUR COMMON STOCK
The price of our common stock is very low.
     At June 27, 2006, the last reported sale price of our common stock was $0.52 per share. This represents a sharp decline from the price at which it once traded one, two, and three years earlier. The last reported sale prices on June 27, 2005, 2004, and 2003 were $2.76, $2.53, and $4.69, respectively. Because of that, a sale of stock, convertible debt, or other forms of stock-based securities in order to raise even a relatively moderate amount of funds would significantly dilute the percentage ownership of our existing stockholders.
IESA is in a position to prevent us from selling stock.
     It is likely that anyone who purchases our common stock will insist on receiving a discount even from the current very low market price of the stock. Under the rules of the NASDAQ National Market, a sale of stock for less than its market price (or its book value) must be approved by our stockholders. As the owner of the majority of our common stock, we will not be able to obtain stockholder approval of a sale of 20% or more of our common stock unless IESA approves it. IESA has historically desired to maintain its ownership of a majority of our outstanding stock. Because IESA currently owns only a little more than 50% of our common stock, unless IESA changes that position, we will not be able to sell stock or securities that are convertible into our common stock unless we simultaneously sell shares to IESA or otherwise enter into a transaction in which we issue shares to IESA.
We are not in compliance with the NASDAQ continued listing requirements.
     We have been notified by the NASDAQ National Market that, because the price of our common stock traded below $1.00 per share for thirty consecutive days, and continues to do so, we are not in compliance with one of the NASDAQ National Market’s continued listing requirements. If our common stock does not, by August 30, 2006, trade at or above $1.00 per share for at least 10 consecutive trading days, we will be notified that our common stock will be delisted. We have the right to appeal a decision to delist our common stock, but that appeal will probably have to be based on a plan that will present substantial assurance that our common stock will trade at prices above $1.00. A plan of that type might involve a reverse stock split, although it is not uncommon for stocks that are the subject of reverse stock splits to decline rapidly to prices near those before the reverse stock splits. Another possibility if our common stock were delisted from the NASDAQ National Market System would be to attempt to list it on the NASDAQ Capital Market. Ultimately, however, if the price of our common stock were to continue to trade at its current level, it would probably no longer be eligible to be quoted on any NASDAQ electronic trading market.
AVAILABLE INFORMATION
     We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available to the public free of charge over the Internet at our website at http://www.atari.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The following table contains the detail of the square footage of our properties by geographic location for the year ended March 31, 2006:

	North America	Europe	Total
New York	90,000	—	90,000
California	17,400	—	17,400
Washington	65,500	—	65,500
Minnesota	14,291	—	14,291
Massachusetts	53,184	—	53,184
Other	25,000	—	25,000
Newcastle, UK	—	23,285	23,285

Total	265,375	23,285	288,660
     New York. In fiscal 2006, our principal offices were located in approximately 90,000 square feet of office space at 417 Fifth Avenue in New York City under a lease (the “Existing Lease”) which commenced in December 1996 and was to expire in December 2006. We subleased 10,000 square feet of such space for a period beginning in May 2003 and ending in December 2006 (or upon the earlier expiration of the Existing Lease). On June 21, 2006, we entered into a new lease (the “New Lease”) with Fifth and 38th LLC (“Landlord”) for approximately 70,000 square feet of office space and 2,500 of storage space at 417 Fifth Avenue in New York City for our principal offices. The term of this New Lease commences on July 1, 2006 and is to expire June 30, 2021. Pursuant to the terms of this New Lease, the Existing Lease of 90,000 square feet of office space in the same building (described above) was terminated as of June 30, 2006, and our obligations under the sublease (described above) of 10,000 square feet of such leased space were assigned to and assumed by the Landlord effective July 1, 2006. We also lease several corporate residences in the greater New York City area for use by our executive officers, directors, consultants and relocating executives.
     California. During fiscal 2006, we leased approximately 17,400 square feet of office space in Santa Monica, California, under a lease which expired in May 2006. We also lease approximately 16,460 square feet of office space in Newport Beach, California for long-term use by Shiny, an internal development studio. This lease expires in August 2007. We have a lease for approximately 15,000 square feet of office space in Sunnyvale, California, which expires in December 2006.
     Washington. We lease approximately 65,500 square feet of office space in Bothell, Washington, under a lease which expires in May 2008. This office space was occupied by our Humongous studio, which was sold in August 2005. We now sublease parking lot space and the majority of the office space under six subleases, one of which expires in April 2008 and five of which expire in May 2008.
     Minnesota. During fiscal 2006, we leased 14,291 square feet of office space in Plymouth, Minnesota, under a lease which expired in March 2006. This office space was occupied by the Minneapolis studio which ceased operations in fiscal 2004.
     Massachusetts. In Beverly, Massachusetts, we sublease a portion of the 53,184 square feet of the office space leased by Atari Interactive. Our lease expires in June 2007. In February 2005, we announced that we were ceasing operations at this location and we were looking to sublease this space. As of June 2006, no sublease has been entered into.
     Other States in the U.S. In Scottsdale, Arizona, we leased 25,000 square feet of office space under a lease which expired in March 2006.
     Europe. For our internal Reflections studio, we maintain a lease for approximately 23,285 square feet of office space in Newcastle upon Tyne, United Kingdom. This lease expires in August 2011. As part of management’s formal plan to divest of Reflections, it is our intention for any prospective purchaser to assume our lease obligations.
ITEM 3. LEGAL PROCEEDINGS
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

Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC
     On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc. (“Games”), its CEO, Roger W. Ach, II (“Ach”), and Chicago West Pullman LLC (“Chicago West Pullman”) in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs alleged that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended (the “Agreement”). The plaintiffs also alleged that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further alleged that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games nevertheless continued to use plaintiffs’ intellectual property.
     On May 4, 2005, the Court issued a memorandum order granting us damages in the following amount: (1) immediate payment of $3,104,108, plus interest at an annual rate of nine percent from April 30, 2004; (2) immediate redemption of 10,250 shares of Games, Inc. stock for $1.025 million, plus interest at an annual rate of nine percent from April 30, 2004; (3) immediate redemption of 10,000 additional shares of Games, Inc. stock for $1 million; (4) redemption of the remaining 10,000 share at any time after December 29, 2005. The order provided that the “judgment runs directly against Games but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach.”
     On June 30, 2005, defendants filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. On July 6, 2005, defendants filed a motion for a stay of enforcement of the amended judgment pending resolution of the appeal. On July 13, 2005, the Court of Appeals granted a temporary stay of execution, but on August 3, 2005, the Court of Appeals denied defendants’ motion for a stay, holding that defendants had not shown a substantial likelihood of success on appeal or that they would suffer irreparable injury if a stay was not issued. On February 2, 2006, the Court of Appeals issued an order affirming the judgment against Ach, Games, and Chicago West Pullman.
     On April 19, 2006, we, Atari Interactive, Hasbro, Games, Chicago West Pullman and Ach executed a Settlement Agreement pursuant to which Games paid us (for the benefit of ourselves and our affiliates) $1.2 million in full settlement of the lawsuit. Our portion will be recorded in fiscal 2007.
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
     On October 19, 2005, we and AVG executed a Patent License and Settlement Agreement pursuant to which we made a settlement payment and received an irrevocable, nonexclusive, worldwide license to use, publish, sell, etc. products covered by the AVG patents.
iEntertainment Network, Inc. v. Epic Games, Inc., Atari, Inc. Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.
     On December 22, 2004, we were served with a Complaint by iEntertainment, Inc. The Complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1)) and names the following defendants: us, Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan,

Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The Complaint alleges infringement of US Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. We answered the Complaint on or about March 28, 2005. The parties reached an agreement in principle for settling the claim. In exchange for a settlement amount, iEntertainment will release all parties (and their affiliates) from claims and will grant to Atari an irrevocable, fully paid-up, nonexclusive right and license under US Patent No. 6,042,477 and all other patents and patent applications currently owned by or enforceable by iEntertainment, with the right to sublicense to others, to make, have made, import, use, practice, offer for sale, sell or otherwise dispose of our products worldwide. We paid our portion of the settlement amount. The Settlement Agreement was signed as of December 22, 2005 and a Stipulation of Dismissal was entered with the Court.
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
Indigo Moon Productions, LLC v. Hasbro, Inc., et al.
     On August 12, 2005, Indigo Moon Productions, LLC, or Indigo Moon, filed a lawsuit against Hasbro, Inc., Hasbro Interactive, Atari Interactive, us and Infogrames, Inc. in the United States District Court in the Western District of Kentucky. Indigo Moon alleges that on or about June 28, 2000, Indigo Moon and Hasbro Interactive, Inc. (n/k/a Atari Interactive) entered into a Confidential Information Agreement for sharing information regarding the possibility of cooperating on the production or exploitation of interactive games. Indigo Moon alleges that it provided Atari Interactive with designs and concepts for a computerized version of Clue and that Atari Interactive represented that it would compensate Indigo Moon for its work, but did not. Indigo Moon further alleges that in October 2003 Hasbro, Atari Interactive and/or Infogrames, Inc. (n/k/a Atari) released a Clue FX Game and that in the Spring of 2005 Hasbro, Atari Interactive and/or Infogrames, Inc. released Clue Mysteries, each of which allegedly incorporates Indigo Moon’s work. Indigo Moon’s complaint alleges the following specific causes of action: breach of express contract, breach of implied contract, promissory estoppel, quasi-contract and unjust enrichment, breach of a confidential relationship and misappropriation of trade secret; and seeks unspecified damages.
Rafael Curulla v. SAS Atari Europe and Atari, Inc.
     On April 1, 2005, Mr. Curulla, a former employee of Atari Europe filed a Complaint against Atari Europe and Atari, Inc. Mr. Curulla was an employee of Atari Europe who had been assigned to work at Atari’s Santa Monica studio as of December 1, 2001. His assignment in the US was on a three year renewable basis. As of August 31, 2004, Mr. Curulla’s assignment in the US was terminated. Mr. Curulla’s Complaint was lodged before the Industrial Tribunal of Lyon, France (Conseil de Prud’hommes). A hearing took place on October 6, 2005 and a discovery period was established. Curulla is claiming that he is owed damages for dismissal without serious cause in the amount of 88,674 Euros, a bonus in the amount of 5,494 Euros, compensation for dismissal in the amount of 4,261 Euros, damages under Article 700 of the New Code of Civil Procedure in the amount of 2,000 Euros plus expenses. Discovery closed on January 5, 2006. The next hearing was scheduled to take place on February 16, 2006 at which time all parties were to have an opportunity to make their case. The parties were not prepared to move forward as of February 16, 2006 and the matter has been adjourned until November 2006. Atari Europe has secured representation on behalf of itself and us.
Thomas Licensing, LLC v. Atari Interactive, Inc. and Atari, Inc.
     On May 15, 2006, we were served with a lawsuit by Thomas Licensing, LLC (“Thomas Licensing”). The complaint was filed in Supreme Court in the County of New York. Under a licensing agreement between Thomas Licensing and Atari Interactive, Atari Interactive was granted a license to design, develop, manufacture, distribute, promote and sell interactive computer games on CD-ROM and 3D key-top playsets (“License Agreement”). In return, Atari Interactive was obligated to make certain payments to Thomas Licensing. Pursuant to intercompany services agreements, we provided services to Atari Interactive in connection with Atari Interactive’s performance under the License Agreement. These services included administering royalty calculations and payments, subject to the review and approval of Atari Interactive. Thomas Licensing alleges that we controlled Atari Interactive and caused Atari Interactive to not make required payments under the License Agreement. Therefore, Thomas Licensing claims that we are equally liable along with Atari Interactive for liabilities to Thomas Licensing. These liabilities include failures to: (i) make certain guaranteed payments, (ii) rectify inconsistencies and mistakes in royalty statements, and (iii) make full payments from the sale and distribution of the licensed products. In total, Thomas Licensing demands a judgment of just over $2 million dollars.
     Pursuant to the intercompany services agreement, Atari Interactive is fully indemnifying us for all damages (including legal fees) that are incurred in this matter. An answer to the complaint was due by June 5, 2006. However, Atari Interactive sought an extension of time to answer for itself and on behalf of us.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          There were no matters submitted to a vote of our security holders during the quarter ended March 31, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our Common Stock is quoted on the NASDAQ National Market under the symbol “ATAR”. The high and low sale prices for our Common Stock as reported by the NASDAQ National Market for the fiscal years ended March 31, 2005 and March 31, 2006 are summarized below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal 2005
First Quarter	$3.66	$2.10
Second Quarter	$2.51	$1.35
Third Quarter	$2.94	$1.10
Fourth Quarter	$3.40	$2.10

Fiscal 2006
First Quarter	$3.18	$2.30
Second Quarter	$2.94	$1.15
Third Quarter	$1.46	$0.98
Fourth Quarter	$1.12	$0.56
          On June 27, 2006, the last reported sale price of our Common Stock on the NASDAQ National Market was $0.52. As of June 27, 2006, there were approximately 333 record owners of our Common Stock.
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
Recent Sales of Unregistered Securities
          None.

Purchase of Equity Securities by the Issuer and Affiliated Purchases.
     None.
ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth selected consolidated financial information which, for the year ended June 30, 2002, the nine months ended March 31, 2003, and the years ended March 31, 2004, 2005, and 2006, is derived from our audited consolidated financial statements. Effective March 28, 2003, we changed our fiscal year-end from June 30 to March 31.
     As previously reported in our Amendment No. 3 to Form 10-K/A for the year ended March 31, 2004, and our Form 10-Qs for the quarters of the year ended March 31, 2006, the results of the sale of our Humongous studio were presented as discontinued operations. However, during the first quarter of fiscal 2007, we determined that, while Humongous is expected to be sold, the potential buyer has requested us to continue to distribute Humongous, Inc.’s products beyond the assessment period ending August 22, 2006, and therefore will not eliminate our significant continuing involvement. Therefore, we have reclassified its results back to continuing operations.
     These tables should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

		Nine
	Year	Months	Years
	Ended	Ended	Ended
	June 30,	March 31,	March 31,
	2002	2003	2004	2005 (1)	2006 (1)
		(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$419,045	$404,645	$468,944	$407,813	$218,661
Operating income (loss)	916	27,429	7,573	6,293	(68,588)
Net (loss) income	(10,930)	18,070	766	5,692	(68,986)
Dividend to parent	—	—	(39,351)	—	—
(Loss) income attributable to common stockholders	$(10,930)	$18,070	$(38,585)	$5,692	$(68,986)

Basic and diluted net (loss) income per share	$(0.16)	$0.26	$0.01	$0.05	$(0.54)
Basic and diluted (loss) per share related to dividend to parent	—	—	(0.41)	—	—

Basic and diluted (loss) income per share attributable to common stockholders	$(0.16)	$0.26	$(0.40)	$0.05	$(0.54)

Basic weighted average shares outstanding	69,722	69,878	96,990	121,276	128,631
Diluted weighted average shares outstanding	69,722	70,055	96,990	121,587	128,631

(1)	During fiscal 2005 and fiscal 2006, we recorded restructuring expenses of $4.9 million and $8.9 million, respectively.

	June 30,	March 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash	$5,403	$815	$9,621	$10,438	$15,386
Working (deficit) capital	(51,547)	(91,648)	24,914	33,655	(3,711)
Total assets	241,863	232,082	193,956	190,039	143,670
Total debt	236,211	220,061	—	—	—
Stockholders’ (deficit) equity	(115,329)	(96,918)	115,063	120,667	73,212
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Going Concern
     A weak holiday season for the industry combined with underperformance from new product launches and product launch delays have contributed to fiscal year results substantially below our expectations. For the year ended March 31,

2006, we generated net losses of $69.0 million, and, for the third and fourth quarters of fiscal 2006, were not in compliance with certain financial covenants on our credit facility with HSBC, which has expired as of the date hereof. Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
     The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a replacement of the credit facility, new arrangements to license intellectual property, the sale of selected intellectual property rights and sale of development studios. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include further personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
     As of the date of this filing, we have raised approximately $15.2 million, of which $6.2 million was recorded in the fourth quarter of fiscal 2006, through sales of certain intellectual properties; however, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
Business and Operating Segments
     We are a global publisher and developer of video game software for gaming enthusiasts and the mass-market audience, and a distributor of video game software in North America. We develop, publish, and distribute games for all platforms, including Sony PlayStation, PlayStation 2, PlayStation 3, and PSP; Nintendo Game Boy Advance, GameCube, DS, and Wii; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet, and other evolving platforms, an area to which we expect to devote increasing attention. Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and racing. Our products are based on intellectual properties that we have created internally and own or that have been licensed to us by third parties. We leverage both internal and external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors. Additionally, through our relationship with IESA, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. Through our distribution agreement with IESA, we have the rights to publish and sublicense in North America certain intellectual properties either owned or licensed by IESA or its subsidiaries, including Atari Interactive. We also manage the development of product at studios owned by IESA that focus solely on game development.
     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by third-party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as GameStop/Electronics Boutique. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, GameStop/Electronics Boutique, Target, and Best Buy accounted for approximately 31.1%, 13.0%, 12.8%, and 9.1%, respectively, of net revenues for the year ended March 31, 2006.
Humongous Discontinued Operations Treatment
     In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of Humongous. During the second quarter of fiscal 2006, selected Humongous assets were sold to our majority stockholder, IESA in exchange for 4,720,771 of their shares valued at $8.3 million. Humongous’ book value approximated $4.7 million and consisted primarily of intellectual property, existing inventory, license rights, and an allocation of goodwill of $3.8 million. The difference of approximately $3.6 million between the sale price and the Humongous’ book value was recorded to additional paid-in capital, as no gain can be recorded on sales of businesses with entities under common control.

     Immediately following the sale, we entered into a Distribution Agreement, dated as of August 22, 2005, (the “Humongous Distribution Agreement”), with Humongous, Inc. (formerly Humongous), a newly formed wholly-owned subsidiary of IESA, under which were to be the sole distributor in the US, Canada, and Mexico of products developed by Humongous, Inc. This agreement had a term through March 31, 2006, with an option to extend through March 31, 2007, at the discretion of Humongous Inc. Although this distribution agreement was expected to generate continuing cash flows from the distribution of their product, it was expected that IESA would have sold Humongous, Inc. to a third party within twelve months from the disposal date of August 22, 2005. As of June 2006, we have determined that, while Humongous is expected to be sold, the potential buyer has requested us to continue to distribute Humongous, Inc.’s products beyond the assessment period ending August 22, 2006, and therefore will not eliminate our significant continuing involvement. Therefore under guidance established under FASB Statement No. 144, we no longer qualify to consider Humongous a discontinued operation and have reclassified its results back to continuing operations and its assets and liabilities as held and used for all periods presented.
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
     Due primarily to our limited funds, we have during the past two years reduced substantially our expenditures on product development and sold the intellectual property related to some game franchises that had generated substantial revenues for us. This has both materially reduced our revenues and made distribution a larger percentage of our business. We are reviewing our operating strategy, and it is likely that we will increasingly focus on distribution in various forms of products developed by others as a source of revenue.
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
     We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of our customers were to deteriorate, resulting in an inability to make required payments, additional allowances may be required.
     For the years ended March 31, 2004, 2005, and 2006, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $108.5 million, $88.9 million, and $60.3 million, respectively. As of March 31, 2005 and March 31, 2006, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $24.3 million and $30.9 million, respectively.
Inventories
     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the years ended March 31, 2004, 2005, and 2006, we recorded obsolescence expense of approximately $1.7 million, $2.6 million, and $3.7 million, respectively. As of March 31, 2005 and March 31, 2006, the aggregate reserve against inventories was approximately $2.7 million and $2.6 million, respectively.
Research and product development costs
     Research and product development costs related to the design, development, and testing of new software products, whether internally or externally developed, are charged to expense as incurred. Research and product development costs also include payments for royalty advances (milestone payments) to third-party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
     Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and product development expenses. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization, when appropriate over each product’s life cycle. Such change may be implemented prospectively as early as our next fiscal year. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.
Licenses
     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales to cost of goods sold. Management evaluates the carrying value of these capitalized licenses and records an impairment charge in the period management determines that such capitalized amounts are not expected to be realized. Such impairments are charged to cost of goods sold if the product has released or previously sold, and if the product has never released, these impairments are charged to research and product development.
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

     As of March 31, 2006, we have combined net operating loss carryforwards of approximately $532.6 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2027. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). We are considering transactions that might subject additional loss carryforwards to an annual limitation. A full valuation allowance has been recorded against our net deferred tax asset of $232.8 million, based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
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
Results of Operations
Year ended March 31, 2005 versus year ended March 31, 2006
Consolidated Statement of Operations (dollars in thousands):

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)/
	March 31,	Revenues	March 31,	Revenues	Increase
	2005		2006		$	%

Net revenues	$407,813	100.0%	$218,661	100.0%	(189,152)	(46.4)%
Costs and expenses:
Cost of goods sold	217,065	53.2%	137,582	62.9%	(79,483)	(36.6)%
Research and product development	68,592	16.8%	63,263	29.0%	(5,329)	(7.8)%
Selling and distribution expenses	64,221	15.7%	44,846	20.5%	(19,375)	(30.2)%
General and administrative expenses	35,792	8.9%	30,385	13.9%	(5,407)	(15.1)%
Restructuring expenses	4,932	1.2%	8,867	4.1%	3,935	79.8%
Gain on sale of intellectual property	—	0.0%	(6,224)	(2.9)%	6,224	100.0%
Depreciation and amortization	10,918	2.7%	8,530	3.9%	(2,388)	(21.9)%

Total costs and expenses	401,520	98.5%	287,249	131.4%	(114,271)	(28.5)%

Operating income (loss)	6,293	1.5%	(68,588)	(31.4)%	(74,881)	(1,189.9)%
Interest expense, net	(459)	(0.1)%	(595)	(0.2)%	136	29.6%
Other income (expense)	42	0.0%	(208)	(0.1)%	(250)	(595.2)%

Income (loss) before provision for (benefit from) income taxes	5,876	1.4%	(69,391)	(31.7)%	(75,267)	(1,280.9)%
Provision for (benefit from) income taxes	184	0.0%	(405)	(0.2)%	(589)	(320.1)%

Net income (loss)	$5,692	1.4%	$(68,986)	(31.5)%	$(74,678)	(1,312.0)%

Net Revenues
     Net revenues by segment for the years ended March 31, 2005 and 2006 are as follows (in thousands):

	Years
	Ended
	March 31,		(Decrease)
	2005	2006
Publishing	$353,612	$165,463	$(188,149)
Distribution	54,201	53,198	(1,003)

Total	$407,813	$218,661	$(189,152)

The platform mix for the years ended March 31, 2005 and 2006 for publishing net revenues is as follows:

	Publishing Platform Mix
	2005	2006
PlayStation 2	39.4%	36.6%
PC	25.9%	31.2%
Xbox	11.9%	10.9%
Plug and Play	4.8%	8.7%
Game Boy Advance	12.0%	7.0%
Nintendo DS	0.7%	2.0%
PlayStation Portable	0.0%	1.9%
Game Cube	4.3%	1.7%
PlayStation	1.0%	0.0%

Total	100.0%	100.0%
Net revenues for the year ended March 31, 2006 decreased approximately 46.4%, largely due to underperformance from new product launches, product launch delays, and a weak holiday season, compounded by the transition to next generation consoles.
•	The current period net publishing revenues of $165.5 million include net product sales of $59.3 million for the top sellers of fiscal 2006: Dragon Ball Z: Budokai Tenkaichi (PlayStation 2), Matrix: Path of Neo (PC, PlayStation 2, and Xbox), Atari Flashback 2.0 (Plug and Play), and Getting Up: Contents Under Pressure (PC, PlayStation 2, and Xbox). Other new releases in the current year included Dungeons and Dragons: Stormreach (PC), Driver: Parallel Lines (PlayStation 2 and Xbox), Indigo Prophecy (PC, PlayStation 2, and Xbox), and Dragon Ball Z: Transformations (Game Boy Advance). In the prior year, net publishing revenues of $353.6 million were driven by the successful launch of DRIV3R in June 2004, which generated approximately $41.8 million in net product sales, and the Dragon Ball Z franchise, which generated full year net product sales of $85.9 million, led by Budokai 3 (PlayStation 2), Sagas (PlayStation 2, Xbox and GameCube), Buu’s Fury (Game Boy Advance), and Super Sonic Warriors (Game Boy Advance).

•	During the year ended March 31, 2006, back catalogue sales were 22% of our net product revenues, compared with 19% of our net product revenues during the prior year.

•	Publishing net revenues include international royalty income earned on IESA’s international sales of our titles. International royalty income decreased slightly by $0.4 million from $18.7 million in the year ended March 31, 2005 to $18.3 million in the current year. The current year income was driven by international sales of Matrix: Path of Neo, Getting Up: Contents Under Pressure, and Indigo Prophecy, while the prior year’s income included $16.0 million from DRIV3R. The current balance includes an unfavorable exchange rate impact of approximately $1.0 million from the strengthening U.S. dollar against the euro.

•	Domestic licensing and other income, included in publishing net revenues, decreased approximately 49.4% to $13.0 million from $25.7 million in the prior year. The decrease was driven by:
°	domestic licensing income of $9.2 million in the current year, compared with $17.4 million in the prior year, driven by the prior year’s recognition of the Duke Nukem Royalty Advance Promissory Note of $4.3 million, and

°	the prior year’s recognition of $4.0 million in fees paid by Microsoft to develop DRIV3R for the Xbox platform, as well as $1.2 million in in-game advertising revenues, offset by

°	the current year recognition of production services revenue of $2.0 million from Atari Interactive pursuant to an agreement signed in March 2006.
•	The overall average sales price (“ASP”) of the publishing business increased from $19.71 in the prior year, to $20.71 in the current year. Trends include:
°	slight increase in the ASP for PC titles from $14.06 to $14.65, and

°	current year inclusion of PlayStation Portable, with an ASP of $26.08, increasing the overall console ASP from $22.94 in the prior year to $25.49 in the current year, offset by

°	a decrease in the ASP of the Atari Flashback plug-and-play games from $29.87 in the prior year to $19.90.

•	Platform mix has shifted away from console product toward lower priced PC and plug-and-play product. The current year to date mix consisted of 60.1% console product, 31.2% PC product, and 8.7% Atari Flashback product, compared with the prior year mix of 69.3% console product, 25.9% PC product, and 4.8% Atari Flashback product.

•	Total distribution net revenues decreased $1.0 million due to increased competition; however, the current period includes net revenues of Humongous, Inc. as a distributed party since August 2005.

•	In the fourth quarter of fiscal 2006, we recorded additional price protection allowances of $4.2 million in connection with our aggressive pricing program which reduces existing console and certain PC titles sold prior to March 31, 2006 to a retail price of $19.95.
Cost of Goods Sold
          Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and mix of licensed product. These expenses decreased by $79.5 million primarily from decreased sales volume. Cost of goods sold as a percentage of net revenues increased from 53.2% to 62.9%, reflecting:
•	a higher mix of higher cost third-party distributed product sales as a percentage of net revenues (24.3% in the current year compared with 13.3% in the prior year),

•	lower licensing and other income, on which we incur lower costs, and

•	higher license expense in the current period due to higher mix of licensed product sales, primarily Dragon Ball Z sales.
Research and Product Development Expenses
          Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers on products that are currently in development and billings from related party developers. These expenses for the year ended March 31, 2006 decreased approximately $5.3 million due to:
•	a decrease in expense incurred with external developers of $7.1 million due to fewer titles in development,

•	a decrease in salary and other related expenses of $3.0 million due to office closures in Santa Monica and Beverly, offset by

•	increased spending of $4.7 million for certain projects currently in development at our internal studios.
          Internal research and product development expenses represented 53.7% and 53.5% of the total research and product development expenses for the years ended March 31, 2005 and 2006, respectively. Research and product development expenses, as a percentage of net revenues, increased from 16.8% in the prior year to 29.0% in the current year due to a general shortfall in sales.
Selling and Distribution Expenses
          Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the year ended March 31, 2006, selling and distribution expenses decreased approximately $19.4 million due to:
•	significant savings in the current period on advertising ($26.8 million in the current period as compared to $37.1 million in the prior period) due to fewer new titles released,

•	lower variable distribution costs, including freight, shipping and handling, on lower sales, and

•	savings in salaries and related overhead costs from the closure of the Santa Monica and Beverly studios, as well as personnel reduction at our New York headquarters.

General and Administrative Expenses
          General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the year ended March 31, 2006, general and administrative expenses decreased approximately $5.4 million due to:
•	reduction in salary and related costs due to reduced headcount,

•	reduction in rent and other overhead costs due to the closure of Beverly and Santa Monica studios (included in restructuring expense), offset by

•	increased professional fees primarily due to increased use of outside legal and other consulting services, and

•	prior year inclusion of a $0.9 million translation gain from the liquidation of the dormant Australian subsidiary.
Restructuring Expenses
          In February 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. In fiscal 2006, restructuring activities continued with headcount reduction in our corporate headquarters in New York, as well as other locations, and terminations at our Humongous studio which was sold in August 2005. These costs increased by $3.9 million due to:
•	current period recognition of the present value of all future lease payments for offices closed as part of the restructuring plan, as well as other lease related expenses, of $1.6 million,

•	current period severance costs of $2.0 million related to headcount reductions in our New York office in February 2006,

•	relocation expenses of $0.4 million recorded in fiscal 2006, and

•	fixed asset write offs of $0.4 million recorded in the current year.
Gain on Sale of Intellectual Property
          In the fourth quarter of fiscal 2006, we sold certain of our intellectual properties to a third party for approximately $6.2 million. The amount is primarily driven by the sale of our Timeshift property.
Depreciation and Amortization
          Depreciation and amortization for year ended March 31, 2006 decreased by $2.4 million due to:
•	decrease in amortization expense of $0.3 million related to the Atari name license based on revised expectations of future earnings, and

•	asset write offs associated with the restructuring as well as assets becoming fully depreciated during the year, offset by

•	new assets placed into service during the current period.
Interest Expense, net
          Interest expense, net, increased by $0.1 million as a result of:
•	prior year recognition of interest income of $0.9 million earned on the various related party notes receivable outstanding during the period, offset by

•	lower credit facility interest of $0.7 million in the current period due to lower outstanding borrowings, and

•	interest income of $0.1 million earned on a prior period income tax refund.
Other Income (Expense)
          In the current year, we recorded a loss of $0.2 million on the sale of IESA common shares received in connection with the sale of the Humongous studio. No significant items were recorded in the prior year.
Provision for (Benefit from) Income Taxes
          During the year ended March 31, 2005, we recorded approximately $0.2 million for foreign tax liabilities at our dormant UK subsidiary. In the current period, the benefit from income taxes resulted from the reversal of a prior period tax reserve resulting from the successful conclusion of an IRS examination of the tax year ended June 30, 2003 which was completed in the current year, as well as the reversal of the $0.2 million UK tax reserve recorded in the prior year, pursuant to discussions with UK tax inspectors, offset by an additional state tax provision of $0.1 million recorded arising from a current New York State tax audit.
Year ended March 31, 2004 versus year ended March 31, 2005
Consolidated Statement of Operations (dollars in thousands):

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)/
	March 31,	Revenues	March 31,	Revenues	Increase
	2004		2005

Net revenues	$468,944	100.0%	$407,813	100.0%	$(61,131)	(13.0)%
Costs and expenses:
Cost of goods sold	260,072	55.5%	217,065	53.2%	(43,007)	(16.5)%
Research and product development	78,179	16.7%	68,592	16.8%	(9,587)	(12.3)%
Selling and distribution expenses	85,606	18.3%	64,221	15.7%	(21,385)	(25.0)%
General and administrative expenses	32,103	6.7%	35,792	8.9%	3,689	11.5%
Restructuring expenses	—	0.0%	4,932	1.2%	4,932	100.0%
Gain on sale of development project to a related party	(3,744)	(0.8)%	—	0.0%	(3,744)	(100.0)%
Depreciation and amortization	9,155	2.0%	10,918	2.7%	1,763	19.3%

Total costs and expenses	461,371	98.4%	401,520	98.5%	(59,851)	(13.0)%

Operating income	7,573	1.6%	6,293	1.5%	(1,280)	(16.9)%
Interest expense, net	(7,658)	(1.6)%	(459)	(0.1)%	(7,199)	(94.0)%
Other (expense) income	(2,068)	(0.5)%	42	0.0%	(2,110)	(102.0)%

(Loss) income before (benefit from) provision for income taxes	(2,153)	(0.5)%	5,876	1.4%	(8,029)	(372.9)%
(Benefit from) provision for income taxes	(2,919)	(0.7)%	184	0.0%	(3,103)	(106.3)%

Net income	766	0.2%	5,692	1.4%	4,926	643.1%

Dividend to parent	(39,351)	(8.4)%	—	0.0%	(39,351)	(100.0)%

(Loss) income attributable to common stockholders	$(38,585)	(8.2)%	$5,692	1.4%	$(44,277)	(114.8)%

Net Revenues
Net revenues by segment for the years ended March 31, 2004 and 2005 are as follows (in thousands):

	Years
	Ended
	March 31,		(Decrease)
	2004	2005
Publishing	$405,983	$353,612	$(52,371)
Distribution	62,961	54,201	(8,760)

Total	$468,944	$407,813	$(61,131)

The platform mix for the years ended March 31, 2004 and 2005 for publishing net revenues is as follows:

	Publishing Platform Mix
	2004	2005
PlayStation 2	35.2%	39.4%
PC	29.2%	25.9%
Xbox	13.5%	11.9%
Game Boy Advance	12.1%	12.0%
Plug and Play	0.0%	4.8%
Game Cube	7.1%	4.3%
PlayStation	2.7%	1.0%
Nintendo DS	0.0%	0.7%
Game Boy Color	0.2%	0.0%

Total	100.0%	100.0%
Net revenues for the year ended March 31, 2005 decreased approximately 13.0%, largely a function of that year’s highly competitive holiday season, compounded by our hugely successful launch in the first quarter of the 2004 fiscal year of Enter the Matrix versus fiscal 2005’s best seller of DRIV3R.
•	The successful launch of DRIV3R in June 2004 and the continued success of our Dragon Ball Z franchise have contributed to the generation of $353.6 million of net publishing revenues for the year ended March 31, 2005. Full year domestic net revenues on DRIV3R were approximately $41.8 million compared with full year domestic net revenues of Enter the Matrix in the prior year of approximately $87.4 million. The Dragon Ball Z franchise which generated fiscal 2005 net revenues of $85.9 million was led by Budokai 3 (PlayStation 2), Sagas (PlayStation 2, Xbox and GameCube), Buu’s Fury (Game Boy Advance), and Super Sonic Warriors (Game Boy Advance). The Dragon Ball Z franchise generated $85.0 million in the prior year primarily from sales of Budokai 2 (PlayStation 2). Other new releases in fiscal 2005 included RollerCoaster Tycoon 3 (PC), TRANSFORMERS (PlayStation 2), Duel Masters: Sempai Legends (PlayStation 2 and Game Boy Advance), Atari Anthology (PlayStation 2 and Xbox), and Atari Flashback, a plug and play classic game console.

•	Publishing net revenues include international royalty income earned on IESA’s international sales of our titles. International royalty income decreased by $10.2 million from $28.9 million in the year ended March 31, 2004 to $18.7 million in fiscal 2005, due to higher international royalty income from Enter the Matrix, Unreal Tournament 2004, Mission Impossible 2, and Terminator 3: Rise of the Machines, totaling $26.7 million in the prior year compared with income from DRIV3R of $16.0 million in the 2005 fiscal year. The decrease included a favorable exchange rate impact in the 2005 fiscal year of approximately $1.8 million from the weakening U.S. dollar against the euro.

•	Domestic licensing and other income, included in publishing net revenues, increased approximately $8.7 million or 51.2% to $25.7 million in fiscal 2005 from $17.0 million in the prior year. We recognized $17.4 million in domestic licensing income, an increase of $2.7 million or 18.4%, primarily from the recognition of the Duke Nukem Royalty Advance Promissory Note of $4.3 million. Additionally, we recognized $4.0 million in fees paid by Microsoft to develop DRIV3R for the Xbox platform; $1.2 million in in-game advertising revenue; and $2.4 million in sales of quality and assurance services to Atari Interactive. In fiscal 2004, we recognized $3.5 million of previously deferred revenue in sublicensing income as a result of the termination of our sublicensing arrangement with Microsoft and the retention of a previously collected nonrefundable advance.

•	The overall ASP of the publishing business increased in fiscal 2005 by 10.0% over the prior year from $17.92 to $19.71 due to:
°	sales of Atari Flashback, which had an average sales price of approximately $30.00 per unit, and

°	an improvement in the ASP of PC titles from $11.85 to $14.06,

°	a relatively flat console ASP (approximately $23.00), and

°	a relatively consistent platform mix. The 2005 year mix consisted of 69.3% console product, 25.9% PC product, and 4.8% Atari Flashback product. The prior year’s mix consisted of 70.8% console product and 29.2% PC product.

•	Total distribution net revenues decreased $8.8 million due to increased competition.
Cost of Goods Sold
          Cost of goods sold decreased by $43.0 million primarily from decreased sales volume. Cost of goods sold as a percentage of net revenues decreased from 55.5% to 53.2%, reflecting:
•	lower average unit costs as a percentage of ASPs on the console products within the publishing business and

•	a higher mix of international royalty income on which we incur lower costs, as well as higher licensing and other revenue with lower associated royalty costs.
Research and Product Development Expenses
          Research and product development expenses for the year ended March 31, 2005 decreased approximately $9.6 million due to:
•	a planned reduction in the number of titles in development with external developers,

•	bonus expense of $0.6 million in the fiscal 2005 period versus prior year’s expense of $3.0 million (including a $1.5 million completion bonus related to Enter the Matrix), and

•	savings over the prior year from the closure of the Legend and Minnesota studios in fiscal 2004, partially offset by

•	increased spending for certain projects in development at our internal studios.
          Internal research and product development expenses represented 49.7% and 53.7% of the total research and product development expenses for the years ended March 31, 2004 and 2005, respectively. Research and product development expenses, as a percentage of net revenues, remained consistent with the prior period at approximately 16.7%.
Selling and Distribution Expenses
          Selling and distribution expenses decreased approximately $21.4 million due to:
•	significant savings in fiscal 2005 on advertising ($37.1 million as compared to $53.6 million in the prior year) due to stricter rationalization of advertising funds and fewer new titles released,

•	lower variable distribution costs, including freight, shipping and handling, on lower sales,

•	reduced inventory warehousing costs due to increased inventory turn (5.4 in 2004 versus 6.7 in 2005) and a reduced number of active titles,

•	bonus expense of $0.2 million in the current period versus $1.2 million in the prior period, and

•	savings in salaries and related overhead costs from the closure of the Minnesota studio in fiscal 2004.
General and Administrative Expenses
          General and administrative expenses increased approximately $3.7 million due to:
•	bonus expense of $0.3 million in the current period compared with a reversal of $1.6 million in the 2004 year,

•	increased external spending of approximately $1.1 million for Sarbanes-Oxley compliance work,

•	increased professional and legal fees of approximately $0.7 million,

•	general salary increases and the addition of fully salaried senior executives, offset by

•	the recognition of a $0.9 million translation gain from the liquidation of the dormant Australian subsidiary in the first quarter of the 2005 year.
Restructuring Expenses
          The costs associated with the closures of the Beverly and Santa Monica studios incurred in the year ended March 31, 2005 were $4.9 million. The costs were comprised of $4.2 million of severance and retention costs, $0.6 million of costs related to the modification of stock options for terminated executives, and $0.1 million of miscellaneous expenses related to the transition. We expected to incur an additional $5.0 million to $8.0 million over the next twelve month period in order to complete management’s plan.
Gain on Sale of Development Project
          During the third quarter of the prior year, we sold a development project to Atari Interactive for $3.7 million resulting in a gain of that amount. The sales price to Atari Interactive was equal to the development costs incurred by us, which were expensed during the period of development. The sale was initiated as a result of concerns expressed by the original third party licensor relating to our development efforts. No similar gain was recorded in the current period.
Depreciation and Amortization
          Depreciation and amortization for year ended March 31, 2005 increased by $1.8 million due to $1.6 million in amortization expense on our amended license with Atari Interactive for the rights to the Atari name. The license was amended late in September 2003.
Interest Expense, net
          Interest expense, net, decreased by $7.2 million as a result of:
•	our September 2003 recapitalization whereby all outstanding related party debt was converted to equity (savings of $6.8 million in interest expense over the prior year), and

•	interest income of $0.9 million earned on the various related party notes receivable outstanding during the period.
     Since the recapitalization, interest and financing fees consisted of expenses incurred under our credit facility arrangement with GECC, which expired in the first quarter of fiscal 2006.
Other (Expense) Income
          In the prior year, we recorded a $1.7 million write down of an investment in an independent developer as part of the termination of a publishing agreement with Microsoft. No significant similar items were recorded in the 2005 period.
(Benefit from) Provision for Income Taxes
          During the year ended March 31, 2005, we recorded approximately $0.2 million for foreign tax liabilities at our dormant UK subsidiary. For the year ended March 31, 2004, we recorded a tax benefit of approximately $2.9 million, which resulted primarily from a June 30, 2001 amended federal tax return that enabled us to recover taxes paid in 1996 and refunds of estimated state tax payments made during the tax year ended June 30, 2003.
Dividend to Parent
          In connection with a recapitalization agreement entered into in fiscal 2004, we issued stock in satisfaction of a 5% subordinated note held by IESA at a rate that was more favorable to the holder than the conversion rate under the note. The incremental value of the additional stock issued was reported as a dividend to IESA of $39.4 million, which had no impact on total stockholders’ equity but has been reported as a charge in computing (loss) income attributable to common stockholders.

Liquidity and Capital Resources
Overview
     As consumers shift to next generation hardware, demand for games played on current generation hardware and unit prices of those games are expected to decline. Meanwhile, delivery of next generation hardware from Sony and Nintendo, expected this fall, is uncertain with respect to available quantities just as quantities of Microsoft’s newly launched Xbox 360 remain tight. Due to the risks and uncertainties associated with these and other significant changes in the marketplace, coupled with our fiscal year-to-date losses and the termination of our credit facility with HSBC, management is uncertain as to whether we will have sufficient capital resources to finance our operational requirements through fiscal 2007.
     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a replacement of the credit facility, new arrangements to license intellectual property, further sales of selected intellectual property rights and development studios, and equity capital from external sources. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include additional personnel reductions and suspension of additional development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position. As of the date of this filing we have raised approximately $15.2 million, of which $6.2 million was recorded in fiscal 2006, through sales of certain intellectual properties; however, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
Cash Flows
(in thousands)

	March 31,	March 31,
	2005	2006
Cash	$10,438	$15,386
Working capital (deficit)	$33,655	$(3,711)

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2005	2006
Cash provided by (used in) operating activities	$2,918	$(15,982)
Cash (used in) provided by investing activities	(2,112)	13,774
Cash (used in) provided by financing activities	(17)	7,211
Effect of exchange rates on cash	28	(55)

Net increase in cash	$817	$4,948

     During the year ended March 31, 2006, cash of $16.0 million was used in operating activities, driven by our net loss offset by a decrease of $30.1 million in accounts receivable in the current year, as well as current period price protection allowances recorded in connection with our previously announced aggressive pricing program.
     Investing activities for the year ended March 31, 2006 provided approximately $13.8 million as compared to a usage of $2.1 million in the comparable prior period, due to the proceeds of $10.1 million received from the sale of the IESA shares obtained in connection with the sale of the Humongous studio in August 2005, as well as $6.2 million in proceeds received from the sale of two of our intellectual properties.
     During the year ended March 31, 2006, our financing activities provided net cash of $7.2 million, driven by proceeds from the issuance of our common stock, while financing activities during the 2005 period used a nominal amount of cash.
     Our revolving credit facility was suspended in January 2006 because we could not meet certain financial covenants, and it expired on May 31, 2006. We do not currently have a short term borrowing facility and are currently seeking a replacement credit facility and/or other sources of short term borrowings.

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
Selected Balance Sheet Accounts
     Receivables, net
     Receivables, net, decreased by $30.1 million from $42.2 million at March 31, 2005 to $12.1 million at March 31, 2006. The decrease is primarily due to the high level of accounts receivable at March 31, 2005 associated with the successful release of Dragon Ball Z: Sagas in March 2005, compared with higher collections of accounts receivable in March 2006 from new releases Getting Up: Contents Under Pressure and Driver: Parallel Lines, compounded by additional allowances for price protection recorded in March 2006 of $4.2 million.
     Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets decreased by $10.2 million from $22.8 million at March 31, 2005 to $12.6 million at March 31, 2006. The decrease is driven by a decrease in royalties receivable of $4.4 million due to collection of a Duke Nukem promissory note of $4.3 million. Additionally, we collected an income tax refund of $1.5 million and amortized $3.0 million of the Atari name license.
     Due from Related Parties/Due to Related Parties
     Due from related parties increased by $4.4 million and due to related parties increased by $4.8 million from March 31, 2005 to March 31, 2006. The increases are driven by increased royalty and development activity between related parties. Due from and due to related parties fluctuate based on the timing of nettings and/or payments between parties. Prior to March 31, 2005, a large netting was completed, decreasing the balances.
Sale of Studio
     In the first quarter of fiscal 2007, we adopted a formal plan to sell the Reflections studio, and its related IP Driver, as part of management’s plan to dispose of certain non-core assets of the company.
Credit Facilities
     HSBC Loan and Security Agreement
     Until May 31, 2006, we had a one year $50.0 million revolving credit facility (“Revolving Credit Facility”) with HSBC to fund our working capital and general corporate needs. On January 18, 2006, HSBC notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. The revolving credit facility expired on May 31, 2006 and has not been replaced. We are, however, holding discussions with possible short term lenders.
     Availability under the Revolving Credit Facility was determined based on percentages of our eligible receivables and eligible inventory for certain seasonal peak periods. The Revolving Credit Facility bore interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We were required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million.
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
Contractual Obligations
     As of March 31, 2006, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital leases are summarized as follows (in thousands):

		Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Fiscal Year	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

2007	$2,132	$16,305	$3,947	$351	$22,735
2008	100	4,911	1,509	199	6,719
2009	75	4,630	720	13	5,438
2010	75	—	700	—	775
2011	—	—	700	—	700
Thereafter	—	—	292	—	292

Total	$2,382	$25,846	$7,868	$563	$36,659

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from fiscal 2007 through fiscal 2012. These are future minimum annual rental payments required under the leases, inclding a related party sub-lease with Atari Interactive, net of $2.1 million of sublease income to be received from fiscal 2007 through fiscal 2009.

As of June 2006, we entered into a new lease at our current headquarters in New York. The lease commencement date will be July 1, 2006, and the term of the lease is 15 years. Upon entering into the new lease, our existing lease, originally set to expire in December 2006, was terminated. See Note 21 for further details.

(4)	We have entered into several capital leases for computer equipment. Per Financial Accounting Standards Board, or FASB, Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2005, the net book value of the assets, included within property and equipment on the balance sheet, was $0.3 million, net of accumulated depreciation of $0.1 million. As of March 31, 2006, the net book value of the assets was $0.5 million, net of accumulated depreciation of $0.3 million.
Effect of Relationship with IESA on Liquidity
     Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. See Item 1 for a discussion of our relationship with IESA, as well as our risk factors on page 13.

Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”. This Statement requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As of March 31, 2006, the adoption of this issue has had no material impact on our consolidated financial statements.
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
     We plan to adopt Statement No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of Statement No. 123-R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but early adoption is encouraged. As of March 31, 2006, management is currently reviewing the effect that the adoption of Statement No. 123-R will have on our consolidated financial statements.
     In June 2005, the EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. As of March 31, 2006, the adoption of this issue has had no material impact on our consolidated financial statements.
     In June 2005, the FASB issued FSP No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of March 31, 2006, the adoption of this issue has had no material impact on our consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our carrying value of cash, accounts receivable, accounts payable, accrued liabilities, royalties payable, and amounts due to and from related parties are a reasonable approximation of their fair value.
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $18.3 million of our revenue for the year ended March 31, 2006. We also purchase certain of our inventories from foreign developers and pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of March 31, 2006, foreign subsidiaries represented 0.0% and 1.6% of consolidated net revenues and total assets, respectively. We also recorded approximately $11.5 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements, and notes thereto, and our Financial Statement Schedule, are presented on pages F-1 through F-45 hereof as set forth below:
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As described below under Management’s Report on Internal Control over Financial Reporting, we identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2006. As a result of the existence of these material weaknesses, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2006.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).
A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2006:

•	During February 2006 prior to the filing of our December 31, 2005 Form 10-Q, we determined that we needed to restate our consolidated statement of cash flows for the nine months ended December 31, 2004 as a result of a material weakness in internal controls over financial reporting. Specifically, the controls in place as they relate to the financial close and reporting review process failed to detect certain accounting errors. Further, during the fourth quarter of March 31, 2006, the financial close and reporting review process failed to detect an accounting error related to license amortization expense. Accordingly, management has determined that this control deficiency constitutes a material weakness.
•	Certain of our internal controls were dependent upon computer-generated information but were not designed to ensure the integrity of that information prior to its use. As a result, we were not able to provide reasonable assurance that only valid orders are recorded and processed and that credit notes and adjustments to revenue, accounts receivable and cost of sales are accurately calculated and recorded. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	Certain of our internal controls were dependent upon computer-generated information but were not designed to ensure the integrity of that information prior to its use. As a result, we were not able to provide reasonable assurance that payments had been properly approved and disbursed to the appropriate suppliers, nor that they were recorded in the appropriate period. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	We did not maintain adequate controls over payroll records and related reconciliations at one of our development studios. Specifically, the studio did not effectively maintain required employee records. Further, the development studio did not effectively perform formal monthly reconciliations related to its payroll accounts and related bank statements. Accordingly, when aggregated, management has determined that these control deficiencies constitute a material weakness.

•	We did not maintain adequate controls over income tax accounts and related disclosures. Specifically, these controls failed to ensure the proper calculations and presentation of our required income tax footnote disclosures. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Management has concluded that, as a result of these material weaknesses, the Company did not maintain effective internal control over financial reporting as of March 31, 2006, based on the criteria in Internal Control-Integrated Framework issued by COSO.
Management is currently evaluating various forms of remediation and expects to have these material weaknesses corrected prior to the end of fiscal 2007.
Management’s assessment of the effectiveness of the Company’ internal control over financial reporting as of March 31, 2006 has been audited by Deloitte & touche LLP, an independent registered public accounting firm, as stated in their report, which is included on page 43 of this Annual Report on Form 10-K.
Atari, Inc.
June 29, 2006
Changes in Internal Control over Financial Reporting
     During the fourth quarter of fiscal 2006, the Company outsourced certain information technology processes to a third party relating to the management of its servers, which changed the design and operations of certain related security control processes. As of March 31, 2006, the design and operation of certain of these controls were not effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Atari, Inc.
New York, New York
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Atari, Inc. and subsidiaries (the “Company”), did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
Financial Closing and Reporting Process
The Company did not have an adequate process over the review of financial information produced during the financial closing and reporting process, nor sufficient resources to effectively perform such reviews. During the fourth quarter ended March 31, 2006, the Chief Financial Officer left the Company and the position was temporarily filled by the Chief Executive Officer as Acting Chief Financial Officer. This inadequate review process and the lack of sufficient resources constitute design deficiencies in the Company’s controls over the financial closing and reporting process. Errors in the financial information were identified in the current year including an accounting error that resulted in a restatement to the consolidated statement of cash flows for the nine months ended December 31, 2004 and an error in the fourth quarter ended March 31, 2006 relating to the recording of license amortization expense. Due to (1) the significance of the financial closing process to the preparation of reliable financial statement; (2) the significance of the identified misstatements and the potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that, in the aggregate, these control deficiencies result in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.
Revenue, Cost of Sales and Accounts Receivable Process
Certain of the Company’s internal controls were dependent upon computer-generated information but were not designed to ensure the integrity of that information prior to its use. As a result, the Company was not able to provide reasonable assurance that only valid orders are recorded and processed and that credit notes and adjustments to revenue, accounts receivable and cost of sales are accurately calculated and recorded. Due to (1) the significance of the potential misstatement that could have resulted due to the deficient controls and (2) the absence of sufficient other mitigating controls, we determined that, in the aggregate, these control deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Accounts Payable Process
Certain of the Company’s internal controls were dependent upon computer-generated information but were not designed to ensure the integrity of that information prior to its use. As a result the Company was not able to provide reasonable assurance that payments had been properly approved and disbursed to the appropriate suppliers, nor that they were recorded in the appropriate period. Due to (1) the significance of the potential misstatement that could have resulted due to the deficient controls and (2) the absence of sufficient other mitigating controls, we determined that these control deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Payroll Controls – Reflections Development Studio
Certain of the Company’s payroll-related controls at the Reflections development studio location relating to the maintenance of employee records were not operating effectively. Further, the Company had deficiencies in the design of controls related to reconciliations of payroll accounts and related bank statements. As a result of these deficiencies, the Company's controls do not provide reasonable assurance as to the accuracy of the payroll accounts at the Reflections development studio. The potential error related to this design deficiency and control ineffectiveness would be limited to the payroll expense at that studio. Due to (1) the significance of the potential misstatement that could have resulted due to the deficient controls and (2) the absence of sufficient other mitigating controls, we determined that these control deficiencies, when aggregated, result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Accounting for Income Taxes
There were design deficiencies in the Company’s controls related to the computation of the income tax accounts and related analyses. In addition there were operational deficiencies in the review process of the accounting for income taxes and related analyses. As a result of these deficiencies, the Company's controls do not provide reasonable assurance as to the accuracy of the income tax accounts. Due to (1) the significance of the potential misstatement that could have resulted due to the deficient controls and (2) the absence of sufficient other mitigating controls, we determined that, in the aggregate, these control deficiencies result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006, of the Company and our report dated June 29, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to uncertainties which raise substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 1.
DELOITTE & TOUCHE LLP
New York, NY
June 29, 2006

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Election of Directors” and “Executive Officers”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Executive Compensation”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Certain Relationships and Related Transactions”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2006, entitled “Principal Accountant Fees and Services”, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(i)	Financial Statements. See Index to Financial Statements at Item 8 of this Report.

(ii)	Financial Statement Schedule. See Index to Financial Statements at Item 8 of this Report.

(iii)	Exhibits
3.1	Restated Certificate of Incorporation. **

3.2	Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.3	Amendment No. 1 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.4	Amendment No. 2 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 28, 2005.

4.1	Specimen form of stock certificate of Common Stock is incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-14441) initially filed with the SEC on October 20, 1995, and all amendments thereto.

4.2	Registration Rights Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and us is incorporated herein by reference to an exhibit filed as a part of our Registration Statement on Form S-1 filed October 20, 1995.

4.3	Second Amended and Restated Registration Rights Agreement, dated as of October 2, 2000, between California U.S. Holdings, Inc. and us is incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.1	Distribution Agreement between Infogrames Entertainment SA, Infogrames Multimedia SA and us, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.2	Addendum to Distribution Agreement between Infogrames Entertainment SA and us, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 10.26a to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.3	Amendment to Distribution Agreement between Infogrames Entertainment SA and us dated as of July 1, 2000, is incorporated by reference to Exhibit 10.24a to our Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.4	Distribution Agreement between Infogrames Entertainment SA and us, dated October 2, 2000, as supplemented on November 12, 2002 is incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

10.5	Agreement for Purchase and Sale of Assets, dated August 22, 2005, between us and Humongous, Inc. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.6	Stock Transfer Agreement, dated August 22, 2005, among us, Infogrames Entertainment S.A. and Atari Interactive, Inc. (English Translation) is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.7	Liquidity Agreement, dated August 22, 2005, between us and Infogrames Entertainment S.A. by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.7	Distribution Agreement, dated August 22, 2005, between us and Humongous, Inc. by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9	Management and Services Agreement, dated as of March 31, 2006, between Infogrames Entertainment S.A. and us. **

10.10	Services Agreement, dated as of March 31, 2006, between us and Infogrames Entertainment S.A. and its subsidiaries. **

10.11	Production Services Agreement, dated as of March 31, 2006, between us and Infogrames Entertainment S.A. and its subsidiaries. **

10.12	Warehouse Services Contract, dated March 2, 1999, by and between us and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.13	Credit Agreement, dated as of November 12, 2002, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2002. ***

10.14	First Amendment and Consent to the Credit Agreement, dated as of March 28, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57a to our Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.15	Second Amendment and Consent to the Credit Agreement, dated as of April 15, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57b to our Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.16	Third Amendment and Waiver to the Credit Agreement, dated as of July 11, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57c to our Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.17	Fourth Amendment and Consent to the Credit Agreement, dated as of September 12, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.18	Fifth Amendment to the Credit Agreement, dated as of October 15, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.19	Sixth Amendment to the Credit Agreement, dated as of December 23, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.20	Seventh Amendment to the Credit Agreement, dated as of March 31, 2004, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.21	Eighth Amendment to the Credit Agreement, dated as of May 20, 2004, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.22	Consent to Credit Agreement, dated as of July 15, 2004, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agreement, Agent and Lender, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.23	Intercreditor and Subordination Agreement, dated as of November 12, 2002, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 14, 2003.

10.24	First Amendment to Intercreditor and Subordination Agreement, dated as of December 23, 2003, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., Atari Interactive, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.25	Loan and Security Agreement, dated as of May 13, 2005, among us, as Borrower, and HSBC Business Credit (USA) Inc., as Lender is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.26	First Amendment to Loan and Security Agreement, dated as of June 30, 2005, between us and HSBC Business Credit (USA) Inc. is incorporated herein by reference Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.27*	Letter of Employment, dated as of April 23, 2002, between David Perry and us is incorporated herein by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.28*	The 1995 Stock Incentive Plan (as amended on October 31, 1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1, filed December 6, 1996.

10.29*	The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.30*	The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.31*	The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to our proxy statement dated June 29, 2000.

10.32*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit A to our Information Statement dated November 27, 2000.

10.33*	Third Amendment to the Atari, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.34*	Atari, Inc. 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.35*	Form Of 2005 Stock Incentive Plan Option Award Agreement is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.36*	Form Of 2005 Stock Incentive Plan Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.37*	The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.38*	Description of Registrant’s Annual Incentive Plan for fiscal 2006. **

10.39*	Employment Agreement with Bruno Bonnell, dated as of July 1, 2004 and effective as of April 1, 2004, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.40	Amendment No. 1 to Employment Agreement, dated as of November 23, 2005, between us and Bruno Bonnell is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.41*‡	Termination and General Release Agreement, dated October 15, 2004, by and between us and Denis Guyennot is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.42*	Employment Agreement, dated November 26, 2004, by and between us and James Caparro is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.43*	Letter Agreement by and between us and Diane Price Baker, dated January 24, 2005 is incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.44*	Consulting Agreement between us and Ann Kronen, dated as of November 22, 2005, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.45	Compromise Agreement, dated August 12, 2005, by and among us, Reflections Interactive Limited and Martin Lee Edmondson is incorporated herein by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129099).

10.46	Agreement of Lease, dated as of December 12, 1996, by and between us and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.47	First Amendment of Lease dated July 1, 1997 by and between us and F.S. Realty Corporation is incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.48	Lease Agreement between us and Netbreeders Realty LLC, dated November 1, 1999, is incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.49	Sublease Agreement between us and SAVI Technology, Inc., dated May 30, 2001, is incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.50	Lease Agreement between us and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001, is incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.51	Lease Agreement between us and MV 1997, L.L.C., dated November 24, 1997, is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.52	Lease Agreement between Parabola Estates Limited and Reflections Interactive Limited dated September 10, 2001 is incorporated herein by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.53	Lease Agreement between Prima Development Corp. and us dated May 17, 2002 is incorporated herein by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.54‡	Licensed Publisher Agreement between us and Sony Computer Entertainment America, Inc., dated January 19, 2003, is incorporated herein by reference to Exhibit 10.62 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.55‡	PlayStation® 2 Licensed Publisher Agreement between us and Sony Computer Entertainment America, Inc., dated April 1, 2000, as amended is incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.56‡	Xbox® Publisher License Agreement between us and Microsoft Corporation, dated April 18, 2000, is incorporated herein by reference to Exhibit 10.63 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.57	Sublicense Agreement between us and Funimation Productions, Ltd., dated October 27, 1999, is incorporated herein by reference to Exhibit 10.64 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.58	Amendment One to the Sublicense Agreement between us and Funimation Productions, Ltd., dated April 20, 2002, is incorporated herein by reference to Exhibit 10.65 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.59	Amendment Two to the Sublicense Agreement between us and Funimation Productions, Ltd., dated June 15, 2002, is incorporated herein by reference to Exhibit 10.66 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.60	Amendment Three to the Sublicense Agreement between us and Funimation Productions, Ltd., dated October 15, 2002, is incorporated herein by reference to Exhibit 10.67 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.61	Amendment Four to the Sublicense Agreement between us and Funimation Productions, Ltd., dated November 13, 2002, is incorporated herein by reference to Exhibit 10.68 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.62	Amendment Five to the Sublicense Agreement between us and Funimation Productions, Ltd., dated February 21, 2003, is incorporated herein by reference to Exhibit 10.69 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.63	Amendment Six to the Sublicense Agreement between us and Funimation Productions, Ltd., dated August 11, 2003, is incorporated herein by reference to Exhibit 10.83 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.64	Agreement Regarding Satisfaction of Debt and License Amendment among us, Infogrames Entertainment S.A. and California U.S. Holdings, Inc., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.70 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.65	Amended Trademark License Agreement between us and Infogrames Entertainment S.A., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.71 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.66	Amendment No. 1 Trademark License Agreement between us, Atari Interactive, Inc. and Infogrames Entertainment S.A. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.67	Obligation Assignment and Securing Agreement, dated as of November 3, 2004, by and among us, Infogrames Entertainment SA, Atari Interactive, Inc., Atari Europe SAS, and Paradigm Entertainment, Inc. is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.68	Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable us is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.69‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $5,122,625 payable to us, is incorporated herein by reference to Exhibit 10.86 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.70‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $2,620,280 payable to us, is incorporated herein by reference to Exhibit 10.87 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.71‡	Promissory Note of Paradigm Entertainment, Inc., in the aggregate amount of $828,870 payable to us, is incorporated herein by reference to Exhibit 10.88 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.72	Agreement Regarding Issuance of Shares, dated September 15, 2005, between us and Infogrames Entertainment S.A. is incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.73	GT Interactive UK Settlement of Indebtedness Agreement, dated as of September 15, 2005, between us and Atari UK, Infogrames Entertainment S.A. and all of its subsidiaries is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.74	Securities Purchase Agreement, dated September 15, 2005, between us and CCM Master Qualified Fund, Ltd. is incorporated herein by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129098) filed on November 18, 2005.

10.75	Securities Purchase Agreement, dated September 15, 2005, between us and Sark Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129098) filed on November 18, 2005.

21.1	List of Subsidiaries. **

23.1	Consent of Deloitte & Touche LLP. **

31.1	Chief Executive Officer and Acting Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡‡

99.1‡	Licensed PSP Publisher Agreement by and between us and Sony Computer Entertainment America, Inc., dated March 23, 2005, for PlayStation® Portable is incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the year ended March 31, 2005.

99.2‡	Amendment to the Xbox® Publisher Licensing Agreement, dated March 1, 2005 is incorporated by reference to Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended March 31, 2005.

99.3‡	Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and us effective March 29, 2002 is incorporated by reference to Exhibit 99.3 to our Annual Report on Form 10-K for the year ended March 31, 2005.

99.4	First Amendment to Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and us effective March 29, 2002 is incorporated herein by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

99.5‡	Xbox® 360 Publisher License Agreement between us and Microsoft Licensing GP, effective February 17, 2006. **

99.6‡	Confidential License Agreement for Nintendo DS (Western Hemisphere), by and between Nintendo of America, Inc. and us effective October 14, 2005. **
Exhibit indicated with an * symbol is a management contract or compensatory plan or arrangement.
Exhibit indicated with an ** symbol is filed herewith.

*** All immaterial amendments/extensions to this agreement were filed as an exhibit 99 in our Quarterly Report for the respective period.
‡ Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.
Exhibit indicated with a ‡‡ is furnished herewith
A copy of any of the exhibits included in the Annual Report on Form 10-K as amended, may be obtained by written request to Atari, Inc. upon payment of a fee of $0.10 per page to cover costs. Requests should be sent to Atari, Inc. at the address set forth on the front cover, attention Director, Investor Relations.

SIGNATURE
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATARI, INC.
By:	/s/ Bruno Bonnell
	Name:	Bruno Bonnell
	Title:	Chief Executive Officer and Acting Chief Financial Officer
	Date:	June 29, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Bruno Bonnell Bruno Bonnell	Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (principal financial officer), and Director	June 26, 2006
/s/ Arturo Rodriguez Arturo Rodriguez	Vice President and Controller (principal accounting officer)	June 29, 2006
/s/ James Ackerly James Ackerly	Director	June 26, 2006
/s/ Ronald Bernard Ronald Bernard	Director	June 27, 2006
/s/ Michael Corrigan Michael Corrigan	Director	June 26, 2006
/s/ Evence Charles Coppee Evence Charles Coppee	Director	June 28, 2006
/s/ Denis Guyennot Denis Guyennot	Director	June 27, 2006
/s/ Ann E. Kronen Ann E. Kronen	Director	June 26, 2006
/s/ Thomas Schmider Thomas Schmider	Director	June 28, 2006

ATARI, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Atari, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Atari, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss) and cash flows for the three years in the period ended March 31, 2006. Our audits also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2006 and 2005, and the results of its operations and its cash flows for the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant operating losses and its line of credit facility has expired. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses.
DELOITTE & TOUCHE LLP
New York, New York
June 29, 2006

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash	$10,438	$15,386
Receivables, net of allowances of $24,285 and $30,918, at March 31, 2005 and March 31, 2006, respectively	42,179	12,072
Inventories, net	26,313	21,361
Due from related parties (Note 12)	248	4,692
Prepaid expenses and other current assets	22,789	12,567

Total current assets	101,967	66,078
Property and equipment, net	8,741	6,364
Goodwill	70,224	66,398
Other assets	9,107	4,830

Total assets	$190,039	$143,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,787	$24,809
Accrued liabilities	21,077	19,836
Royalties payable	14,027	14,881
Due to related parties (Note 12)	5,421	10,263

Total current liabilities	68,312	69,789
Long-term liabilities	1,060	669

Total liabilities	69,372	70,458

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 121,296,092 and 134,765,510 shares issued and outstanding at March 31, 2005 and March 31, 2006, respectively	1,213	1,348
Additional paid-in capital	736,790	758,165
Accumulated deficit	(619,744)	(688,730)
Accumulated other comprehensive income	2,408	2,429

Total stockholders’ equity	120,667	73,212

Total liabilities and stockholders’ equity	$190,039	$143,670

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years
	Ended March 31,
	2004	2005	2006
Net revenues	$468,944	$407,813	$218,661
Costs and expenses:
Cost of goods sold	260,072	217,065	137,582
Research and product development	78,179	68,592	63,263
Selling and distribution expenses	85,606	64,221	44,846
General and administrative expenses	32,103	35,792	30,385
Restructuring expenses	—	4,932	8,867
Gain on sale of intellectual property	—	—	(6,224)
Gain on sale of development project to a related party	(3,744)	—	—
Depreciation and amortization	9,155	10,918	8,530

Total costs and expenses	461,371	401,520	287,249

Operating income (loss)	7,573	6,293	(68,588)
Interest expense, net	(7,658)	(459)	(595)
Other (expense) income	(2,068)	42	(208)

(Loss) income before (benefit from) provision for income taxes	(2,153)	5,876	(69,391)
(Benefit from) provision for income taxes	(2,919)	184	(405)

Net income (loss)	766	5,692	(68,986)

Dividend to parent	(39,351)	—	—

(Loss) income attributable to common stockholders	$(38,585)	$5,692	$(68,986)

Basic and diluted (loss) income per share:
Net income (loss)	$0.01	$0.05	$(0.54)
Dividend to parent	(0.41)	—	—

(Loss) income attributable to common stockholders	$(0.40)	$0.05	$(0.54)

Basic weighted average shares outstanding	96,990	121,276	128,631

Diluted weighted average shares outstanding	96,990	121,587	128,631

See Note 12 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years
	Ended
	March 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$766	$5,692	$(68,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,155	10,918	8,530
Gain on sale of intellectual property	—	—	(6,224)
Modification of stock options	—	139	—
Non-cash restructuring charges	—	596	834
Loss on sale of IESA shares	—	—	239
Recognition of cumulative translation adjustment from foreign subsidiary	—	(859)	—
Loss on sale of investment	1,750	—	—
Amortization of discount on related party debt	1,339	—	—
Accrued interest	1,903	23	20
Amortization of deferred financing fees	2,466	822	514
Recognition of deferred income	(3,577)	(2,107)	(77)
Write-off of property and equipment	38	206	24
Changes in operating assets and liabilities:
Receivables, net	9,346	(4,472)	30,094
Inventories, net	10,307	1,207	4,061
Due from related parties	(9,364)	(12,292)	(4,120)
Due to related parties	(6,774)	23,464	12,662
Prepaid expenses and other current assets	4,320	(8,619)	6,460
Accounts payable	(1,840)	(10,072)	(2,875)
Accrued liabilities	(17,972)	4,471	(1,778)
Royalties payable	2,027	(454)	2,962
Long-term liabilities	(298)	(529)	(15)
Other assets	(286)	(5,216)	1,693

Net cash provided by (used in) operating activities	3,306	2,918	(15,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of IESA shares	—	—	10,051
Proceeds from sale of intellectual property	—	—	6,224
Purchases of property and equipment	(5,128)	(2,129)	(2,529)
Proceeds from sale of property and equipment	—	17	28
Advances to related parties	(14,368)	—	—

Net cash (used in) provided by investing activities	(19,496)	(2,112)	13,774
(continued)

	Years
	Ended
	March 31,
	2004	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	7,264
Payments under General Electric Capital Corporation Senior Credit Facility, net	(10,651)	—	—
Proceeds from exercise of stock options	518	92	132
Payments under capitalized lease obligation	—	(109)	(185)
Net proceeds from public stock offering	34,875	—	—
Proceeds from employee stock purchase plan	104	—	—

Net cash provided by (used in) financing activities	24,846	(17)	7,211
Effect of exchange rates on cash	150	28	(55)

Net increase in cash	8,806	817	4,948
Cash — beginning of fiscal year	815	9,621	10,438

Cash — end of fiscal year	$9,621	$10,438	$15,386

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	5,984	450	319
Cash paid for taxes	739	—	—
Income tax refunds	18	764	1,473

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES:
Receipt of IESA stock for prepayment of Humongous, Inc. inventory and other costs	—	—	1,972
Issuance of shares of common stock in lieu of partial royalty payment	1,199	—	2,109
Sale of Humongous Entertainment in exchange for shares of IESA stock	—	—	8,318
Issuance of 6,145,051 shares of common stock in lieu of payment of net related party payables	—	—	7,988
Capital lease obligation for computer equipment	—	452	337
Issuance of related party notes receivable	(8,571)	—	—
Offset of certain related party trade payables against short-term notes receivable from related parties	—	1,317	—
Offset and assignment of short-term notes receivable from related parties into a secured promissory note	—	7,254	—
Issuance of a secured promissory note in exchange for certain short-term notes receivable and certain related party trade receivables	—	(23,059)	—
Offset of certain related party trade payables against a secured promissory note	—	23,059	—
Acquisition of Atari license for 2,000 shares of common stock	8,500	—	—
Net debt exchanged for 39,030 shares of common stock:
Related party debt, revolving credit facility and related party medium-term loan prior to recapitalization of debt	$212,429	$—	$—
Less: Offset of advances to related parties against related party debt	(46,552)	—	—

Net debt exchanged for common stock	$165,877	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2004, 2005, AND 2006
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2003	69,920	$699	$486,053	$(586,851)	$3,181	$(96,918)
Issuance of common stock pursuant to employee stock purchase plan	47	1	103	—	—	104
Exercise of stock options	120	1	517	—	—	518
Comprehensive income:
Net income	—	—	—	766	—	766
Foreign currency translation adjustment	—	—	—	—	142	142

Total comprehensive income						908

Cashless exercise of warrants	13	—	—	—	—	—
Issuance of common stock in lieu of partial royalty payment	280	3	1,196	—	—	1,199
Issuance of 39,030 common shares as part of the Company’s recapitalization in exchange for cancellation of related party debt, related party credit facility and related party medium-term loan	39,030	390	165,487	—	—	165,877
Dividend to parent as part of the recapitalization of related party debt to common shares	—	—	39,351	(39,351)	—	—
Issuance of 2,000 common shares for license of the Atari name	2,000	20	8,480	—	—	8,500
Issuance of 9,821 common shares in secondary offering, net of expenses	9,821	98	34,777	—	—	34,875

Balance, March 31, 2004	121,231	1,212	735,964	(625,436)	3,323	115,063
Comprehensive income:
Net income	—	—	—	5,692	—	5,692
Foreign currency translation adjustment	—	—	—	—	(56)	(56)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)	(859)

Total comprehensive income						4,777

Cashless exercise of warrants	44	1	(1)	—	—	—
Exercise of stock options	21	—	44	—	—	44
Issuance of stock options to related party	—	—	48	—	—	48
Modification of stock options	—	—	735	—	—	735

Balance, March 31, 2005	121,296	1,213	736,790	(619,744)	2,408	120,667
Comprehensive loss:
Net loss	—	—	—	(68,986)	—	(68,986)
Foreign currency translation adjustment	—	—	—	—	21	21

Total comprehensive loss						(68,965)

Exercise of stock options	63	1	131	—	—	132
Modification of stock options	—	—	404	—	—	404
Issuance of common stock in lieu of partial royalty payment	1,558	16	2,093	—	—	2,109
Sale of Humongous Entertainment	—	—	3,613	—	—	3,613
Issuance of common stock in lieu of payment of net related party payables (Note 12)	6,145	61	7,927	—	—	7,988
Issuance of common stock (Note 2)	5,703	57	7,207	—	—	7,264

Balance, March 31, 2006	134,765	$1,348	$758,165	$(688,730)	$2,429	$73,212

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Operations and Summary of Significant Accounting Policies
 Nature of Business
     We are a global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience, as well as a distributor of video game software in North America. We develop, publish, and distribute games for all platforms, including Sony PlayStation, PlayStation 2, PlayStation 3, and PSP; Nintendo Game Boy Advance, GameCube, DS, and Wii; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet, and other evolving platforms, an area to which we expect to devote increasing attention. Our diverse portfolio of products extends across every major video game genre, including action, adventure, strategy, role-playing, and racing.
     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At March 31, 2006, IESA owns approximately 51% of us, both directly and through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”) and its majority-owned subsidiary Atari Interactive, Inc. (“Atari Interactive”).
 Going Concern
     A weak holiday season for the industry combined with underperformance from new product launches and product launch delays have contributed to fiscal year results substantially below our expectations. For the year ended March 31, 2006, we generated net losses of $69.0 million, and, for the third and fourth quarters of fiscal 2006, were in default of certain financial covenants on our credit facility with HSBC Business Credit (USA) Inc. (“HSBC”) which has expired as of the date hereof. Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
     The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a new credit facility, new arrangements to license intellectual property, the sale of selected intellectual property rights and sale of development studios. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
     As of the date of this filing, we have raised approximately $15.2 million, of which $6.2 million was recorded in fiscal 2006, through sales of certain intellectual properties; however, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
 Principles of Consolidation
     The consolidated financial statements include the accounts of Atari, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of our customers were to deteriorate, resulting in an inability to make required payments, additional allowances may be required.
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
 Cash
     Cash consists of cash in banks. As of March 31, 2005 and March 31, 2006, we have no cash equivalents.
 Inventories
     Inventories are stated at the lower of cost (average cost method) or market. Allowances are established to reduce the recorded cost of obsolete inventory and slow moving inventory to its net realizable value.
 Property and Equipment
     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Useful Lives
Computer equipment	3 years
Capitalized computer software	3-5 years
Furniture and fixtures	7 years
Machinery and equipment	5 years
     Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets.
 Fair Values of Financial Instruments
     Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, accounts payable, accrued liabilities, royalties payable, and amounts due to and from related parties reflected in the consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.
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
 Research and Product Development Costs
     Research and product development costs related to the design, development, and testing of new software products, whether internally or externally developed, are charged to expense as incurred. Research and product development costs also include payments for royalty advances (milestone payments) to third-party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
     Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and product development expenses. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization, when appropriate over each product’s life cycle. Such change may be implemented prospectively as early as our next fiscal year. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.
 Licenses
     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales to cost of goods sold. Management evaluates the carrying value of these capitalized licenses and records an impairment charge in the period management determines that such capitalized amounts are not expected to be realized. Such impairments are charged to cost of goods sold if the product has released or previously sold, and if the product has never released, these impairments are charged to research and product development.

 Atari Name License
     In connection with a recapitalization completed in fiscal 2004, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair value of the shares issued, which is being amortized monthly. The monthly amortization is based on the total estimated cost to be incurred by us over the ten-year license period.
 Advertising Expenses
     Advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2004, 2005, and 2006 amounted to approximately $53.6 million, $37.1 million, and $26.8 million, respectively.
 Goodwill and Other Intangible Assets
     Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets consist of a license related to certain intellectual property used by us. Intangible assets are amortized via a calculation that is based on future sales. Goodwill is not amortized.
     As of March 31, 2005 and 2006, our annual fair-value based assessments, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, did not result in any impairment of goodwill or intangibles. During the years ended March 31, 2004, 2005, and 2006, we did not record any goodwill impairment.
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
 Foreign Currency Translation and Foreign Exchange Gains (Losses)
     Assets and liabilities of foreign subsidiaries have been translated at year-end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Cumulative translation adjustments have been reported as a component of accumulated other comprehensive income.
     Foreign exchange gains or losses arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency. For the years ended March 31, 2004 and 2005, foreign exchange losses were $0.3 million in each period. For the year ended March 31, 2006, we recorded a foreign exchange gain of $0.1 million.
 Shipping, Handling and Warehousing Costs
     Shipping, handling and warehousing costs incurred to move product to the customer are charged to selling and distribution expense. For the years ended March 31, 2004, 2005, and 2006, these charges were approximately $14.0 million, $11.5 million, and $7.6 million, respectively.
 Stock-Based Compensation
     We account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Any equity instruments issued, other than to employees, for acquiring goods and services are accounted for using fair value at the date of grant. We have also adopted the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based

Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123”.
     At March 31, 2006, we had three stock option plans, which are described more fully in Note 11. All options granted under those plans generally have an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no compensation cost is recognized. The following table illustrates the effect on the net income (loss) per share and (loss) income per share attributable to common stockholders if we had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

		Years Ended
		March 31,
	2004	2005	2006
Net income (loss) — as reported	$766	$5,692	$(68,986)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	735	404
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(5,962)	(5,294)	(1,731)

Pro forma net (loss) income	$(5,196)	$1,133	$(70,313)

Dividend to parent	(39,351)	—	—

Pro forma (loss) income attributable to common stockholders	$(44,547)	$1,133	$(70,313)

Basic and diluted net income (loss) per share — as reported	$0.01	$0.05	$(0.54)
Pro forma basic and diluted net (loss) income per share	$(0.05)	$0.01	$(0.55)

Basic and diluted (loss) income per share attributable to common stockholders — as reported	$(0.40)	$0.05	$(0.54)
Pro forma basic and diluted (loss) income per share attributable to common stockholders	$(0.46)	$0.01	$(0.55)
     The fair value of options granted under the stock option plans during the years ended March 31, 2004, 2005, and 2006 was $3.33, $1.52, and $1.78, respectively. Amounts were determined using the Black-Scholes option pricing model utilizing the following assumptions:

		Years Ended
		March 31,
	2004	2005	2006
Dividend yield	0%	0%	0%
Anticipated volatility	120%	95%	92%
Expected lives	4 years	4 years	4 years
The weighted average risk-free interest rate for the years ended March 31, 2004, 2005, and 2006 was 2.44%, 3.69%, and 4.83%, respectively.
(Loss) Income Per Share Attributable to Common Stockholders
     Basic (loss) income per share attributable to common stockholders is computed by dividing (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share attributable to common stockholders reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options and warrants using the treasury stock method. The following is a reconciliation of basic and diluted (loss) income per share attributable to common stockholders (in thousands, except per share data):

		Years Ended
		March 31,
	2004	2005	2006
Basic and diluted earnings per share calculation:
Net income (loss)	$766	$5,692	$(68,986)
Dividend to parent	(39,351)	—	—

(Loss) income attributable to common stockholders	$(38,585)	$5,692	$(69,986)

Basic weighted average shares outstanding	96,990	121,276	128,631
Dilutive effect of stock options and warrants	—	311	—

Diluted weighted average shares outstanding	96,990	121,587	128,631

Basic and diluted net income (loss) per share	$0.01	$0.05	$(0.54)
Basic and diluted (loss) per share — dividend to parent	(0.41)	—	—

Basic and diluted (loss) income per share attributable to common Stockholders	$(0.40)	$0.05	$(0.54)

     The number of anti-dilutive shares that was excluded from the diluted earnings per share calculation for the years ended March 31, 2004, 2005, and 2006 was approximately 11,200,000, 6,500,000, and 7,588,000, respectively. For the year ended March 31, 2004 and March 31, 2006, the shares were antidilutive due to the loss attributable to common stockholders for the period. For the year ended March 31, 2005, the antidilutive shares are due to options and warrants in which the exercise price is greater than the average market price of the common shares during the period.
 Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets”. This Statement requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As of March 31, 2006, the adoption of this issue has had no material impact on our consolidated financial statements.
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
     We plan to adopt Statement No. 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of Statement No. 123-R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, but early adoption is encouraged. As of March 31, 2006, management is currently reviewing the effect that the adoption of Statement No. 123-R will have on our consolidated financial statements.
     In June 2005, the EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. Issue No. 05-6 states that leasehold improvements that are placed in service significantly after the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. As of March 31, 2006, the adoption of this issue has had no material impact on our consolidated financial statements.
     In June 2005, the FASB issued FSP No. FAS 150-5. This FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. This FSP is effective for the first reporting period beginning after June 30, 2005. As of March 31, 2006, the adoption of this issue has had no material impact on our consolidated financial statements.
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
Note 2 — Stockholders’ Equity
     Sale of common stock to third-party investors
     On September 15, 2005, we entered into a Securities Purchase Agreement, with each of Sark Master Fund Ltd (“SARK Fund”) and CCM Master Qualified Fund, Ltd., a current shareholder (“CCM Fund”), to issue them an aggregate of 5,702,590 shares of our common stock in private placement transactions. The shares were sold for cash at $1.30 per share for an aggregate offering price of $7.4 million. In connection with the sale, we paid a placement agent fee of approximately $0.1 million.
     Sale of Humongous Entertainment
     On August 22, 2005, we sold the Humongous Business (“Humongous”) to IESA in exchange for 4,720,771 of their shares valued at $8.3 million. See Note 16 for further details.
     Issuance of common stock as settlement of certain net related party balances
     In September 2005, we entered into two transactions with our majority stockholder, IESA, to settle certain outstanding net related party balances totaling $8.0 million through the issuance of an aggregate of 6,145,051 shares of our common stock. See Note 12 for further details.
     Other equity matters
     As of March 31, 2006, we had warrants, excluding warrants related to our purchase by IESA, outstanding to purchase an aggregate of approximately 192,499 shares of our common stock. The warrants have expiration dates ranging from May 2006 to November 2012. The exercise price of the warrants ranges from $2.42 to $100.
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
     For the year ended March 31, 2005 and 2006, we recorded $0.7 million and $0.4 million, respectively, of expense related to the modification of stock option agreements for certain executives terminated during the respective years and in connection with management’s restructuring plan (Note 17).
Note 3 — Concentration of Credit Risk
     As of March 31, 2005, we had three customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2005	2005
	% of Accounts Receivable	% of Net Revenues

Customer 1	23%	26%
Customer 2	21%	14%
Customer 3	10%	12%

	54%	52%

     As of March 31, 2006, we had four customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2006	2006
	% of Accounts Receivable	% of Net Revenues

Customer 1	25%	13%
Customer 2	15%	13%
Customer 3	14%	31%
Customer 4	11%	9%

	65%	66%

     With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable balance.
Note 4 — Goodwill and Intangibles
     The change in goodwill for the years ended March 31, 2005 and March 31, 2006 is as follows:

	March 31,
	2005	2006
Beginning balance	$70,224	$70,224
Sale of Humongous Entertainment studio (1)	—	(3,826)

Ending balance	$70,224	$66,398

(1)	As part of the sale transaction, $3.8 million of the goodwill associated with our publishing business was allocated to Humongous, Inc., a related party (see Note 16).
     Other intangible assets, included in other assets on our consolidated balance sheet, consist of a license for the use of certain intellectual property. The intangible is amortized over the expected revenue stream associated with the use of the intellectual property, which was determined upon acquisition to be four years. As of March 31, 2005, other intangible assets approximated $0.7 million, net of accumulated amortization of $2.0 million. As of March 31, 2006, the intangible has been fully amortized. Amortization expense for the years ended March 31, 2004, 2005, and 2006 is $0.7 million in each period. As the balance has been fully amortized, there will be no amortization expense recorded in future periods.
Note 5 — Inventories, net
     Inventories consist of the following (in thousands):

	March 31,	March 31,
	2005	2006
Finished goods	$22,830	$19,182
Return inventory	3,379	2,106
Raw materials	104	73

	$26,313	$21,361

Note 6 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	March 31,
	2005	2006
Licenses short-term	$6,905	$5,954
Royalties receivable	6,551	2,118
Prepaid insurance	1,130	872
Atari name license	3,350	305
Prepaid broker fee	102	81
Deferred financing fees	131	33
Income taxes receivable	1,533	23
Other prepaid expenses and current assets	3,087	3,181

	$22,789	$12,567

     On December 1, 2000, we entered into a contract to sell all of our property in and rights to the Duke Nukem line of business to an outside party. We received consideration in the form of common stock of the purchaser valued at $5.5 million, which was recognized during fiscal 2001, and subsequently sold the stock for approximately $6.2 million. Additionally, we received $6.0 million in future royalty advances in the form of a promissory note, which was payable upon completion of certain requirements by an independent developer. Due to the uncertainty of the completion of requirements by the independent developer, we did not record any amounts related to this promissory note during fiscal 2001. On March 31, 2005, we entered into a settlement agreement with the outside party receiving a $4.3 million promissory note (included in royalties receivable as of March 31, 2005 above), payable in May 2005, in lieu of the original promissory note. The $4.3 million settlement was recognized as royalty income as of March 31, 2005 and the note was subsequently paid in full in May 2005. As part of this settlement, we also received an additional $0.5 million secondary promissory note, which was to be recognized if certain milestones were achieved by the outside party by December 2005. We did not record this promissory note due to substantial doubt about collectibility. These milestones were not met by December 2005 and the secondary promissory note expired.
Note 7 — Oddworld Inhabitants, Inc.
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
Note 8 — Property and Equipment, net
     Property and equipment consists of the following (in thousands):

	March 31,	March 31,
	2005	2006
Capitalized computer software	$16,355	$17,741
Computer equipment	20,793	14,206
Leasehold improvements	7,402	6,418
Furniture and fixtures	4,417	2,362
Machinery and equipment	309	245

	49,276	40,972
Less: accumulated depreciation	(40,535)	(34,608)

	$8,741	$6,364

     Depreciation expense for the years ended March 31, 2004, 2005, and 2006 amounted to approximately $6.7 million, $6.9 million, and $4.7 million, respectively.
Note 9 — Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	March 31,	March 31,
	2005	2006
Accrued advertising	$1,810	$3,772
Accrued distribution services	3,332	3,713
Restructuring reserve (Note 17)	1,885	2,163
Accrued salary and related costs	3,505	1,943
Accrued third-party development expenses	4,366	1,808
Accrued professional fees and other services	1,418	1,701
Accrued freight and handling fees	1,141	1,029
Deferred income	77	381
Income taxes payable	500	85
Other	3,043	3,241

	$21,077	$19,836

Note 10 — Income Taxes
     (Loss) income before (benefit from) provision for income taxes consisted of (in thousands):

		Years Ended
		March 31,
	2004	2005	2006
United States	$6,745	$16,271	$(58,127)
Foreign	(8,898)	(10,395)	(11,264)

(Loss) income before (benefit from) provision for income taxes	$(2,153)	$5,876	$(69,391)

     The components of the (benefit from) provision for income taxes are as follows (in thousands):

		Years Ended
		March 31,
	2004	2005	2006
Current:
Federal	$(2,074)	$100	$(284)
State and Local	(422)	(134)	76
Foreign	(423)	218	(197)

Total	(2,919)	184	(405)
Deferred	—	—	—

(Benefit from) provision for income taxes	$(2,919)	$184	$(405)

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
     During the year ended March 31, 2006, we recorded a tax benefit of approximately $0.4 million, primarily from the favorable outcome of a federal income tax examination and a reduction in certain tax exposures related to our dormant UK subsidiary.
     A reconciliation of the (benefit from) provision for income taxes from continuing operations computed at the Federal statutory rate to the reported (benefit from) provision for income taxes is as follows (in thousands):

		Years Ended
		March 31,
	2004	2005	2006
(Benefit from) provision for income taxes computed at the federal statutory rate	$(754)	$2,056	$(24,286)
Expense (benefit) from income taxes resulting from:
State and local taxes, net of federal tax effect	(422)	(134)	76
Difference between U.S. and foreign income tax rates	(3,537)	3,420	3,744
Other, net	(55)	99	37
(Decrease) increase to deferred tax asset valuation allowance	1,849	(5,257)	20,024

(Benefit from) provision for income taxes	$(2,919)	$184	$(405)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our net deferred tax asset are as follows (in thousands):

	March 31,	March 31,
	2005	2006
Deferred tax asset:
Inventory valuation	$1,886	$1,333
Deferred income	—	121
Tax loss carryforwards	197,580	213,034
Restructuring reserve	787	888
Allowances for bad debts, returns, price protection and other customer promotional programs	8,210	11,309
In process research and development	294	(792)
Depreciation	266	676
Research and development credit carryforwards	6,319	6,410
Other	574	(12)

	215,916	232,967

Deferred tax liability:
Atari name license	(1,369)	(122)
Duke Nukem promissory note	(1,726)	—

	(3,095)	(122)

Subtotal	212,821	232,845
Less: valuation allowance	(212,821)	(232,845)

Net deferred tax asset	$—	$—

     As of March 31, 2006, we have combined net operating loss carryforwards of approximately $532.6 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2027. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million).
     As of March 31, 2006, we have combined research and development credits of approximately $6.0 million for federal and state tax purposes. These credits will expire beginning in 2011. We have $0.2 million in alternative minimum tax credits that will carry forward indefinitely, and approximately $0.2 million in state investment tax credits that will expire beginning in 2009.
     A full valuation allowance has been recorded against our net deferred tax asset of $232.8 million, based on historical information that such an asset will not be realized; however management reviews the asset quarterly to ensure the valuation allowance is proper. As of March 31, 2006, there were no undistributed earnings for our 100% owned foreign subsidiaries.
Note 11 — Stock Options and Employee Stock Purchase Plan
     We have three stock option plans which began in 1995, 1997 and 2000 (the “Plans”). We account for these Plans under the provisions of Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Additionally, a fourth stock option plan will be implemented in 2006. No options have been granted under this plan as of March 31, 2006.
     Generally, under the Plans, options are granted to employees and directors to purchase shares of our common stock at no less than the fair market value at the date of the grant, vest over a period of four or five years and are exercisable for a period of ten years from the grant date.
     An aggregate summary of the status of our Plans and changes during the periods at March 31, 2004, March 31, 2005, and March 31, 2006 are as follows:

	March 31, 2004		March 31, 2005		March 31, 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Outstanding at beginning of the fiscal year	6,350	$11.88	6,878	$10.62	11,313	$6.94
Granted	1,332	4.22	4,925	2.11	791	2.57
Exercised	(120)	0.61	(21)	0.46	(64)	1.33
Cancelled	(684)	11.54	(469)	10.07	(4,522)	4.80

Outstanding at end of fiscal year	6,878	$10.62	11,313	$6.94	7,518	$7.80

The following table summarizes information concerning currently outstanding and exercisable options (shares in thousands):

		Weighted	Weighted		Weighted
Range of		Average	Average	Number	Average
Exercise Price	Number Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.34-2.24	2,501	8.3	$2.14	1,178	$2.11
$2.27-5.19	1,988	6.7	$4.19	1,382	$4.61
$5.44-7.80	1,757	4.9	$6.84	1,757	$6.84
$13.75-82.50	1,272	2.8	$25.87	1,272	$25.87

	7,518			5,589

Note 12 — Related Party Transactions
Relationship with IESA
     As of March 31, 2006, IESA beneficially owned, directly and indirectly, approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. Atari Interactive was the source of approximately 31% of our fiscal 2006 net publishing product revenue and we generated approximately 8% of our fiscal 2006 net revenue from royalties on IESA’s distribution of our products in Europe, Asia, and certain other regions.
     IESA has incurred significant continuing operating losses and is highly leveraged. IESA has taken steps to improve its financial situation, including, (i) restructuring its outstanding debt obligations such that the debt amount is reduced and the debt maturity schedule is more favorable, (ii) reducing operating expenses, (iii) raising capital by selling assets (such as the Games.com URL), (iv) entering into banking arrangements to fund operations and position itself for the new hardware cycle, and (v) entering into production fund agreements to finance certain game development projects. However, IESA has not yet completed all of the actions it plans to take in order to improve its operations and reduce its debt. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is diminished. There can be no assurance that IESA will complete sufficient actions to assure its future financial stability.
     If IESA is unable to complete its action plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries’ video game development operations, including those of Atari Interactive. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows
     Additionally, although Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns the majority of our common stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA is unable to address its financial issues, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital.
Summary of Related Party Transactions
     The following table provides a detailed break out of related party amounts within each line of our Consolidated Statements of Operations (in thousands):

		Years Ended
		March 31,
Income (expense)	2004	2005	2006
Net revenues	$468,944	$407,813	$218,661
Related party activity:
Royalty income (1)	28,850	18,686	18,272
License income	—	31	437
Sale of goods	1,509	1,745	1,120
Production, quality and assurance testing and other services	1,234	2,438	3,313

Total related party net revenues	31,593	22,900	23,142

Cost of goods sold	(260,072)	(217,065)	(137,582)
Related party activity:
Distribution fee for Humongous, Inc. products (Note 16)	—	—	(6,264)
Royalty expense (2)	(24,988)	(30,339)	(14,401)

Total related party cost of goods sold	(24,988)	(30,339)	(20,665)

Research and product development	(78,179)	(68,592)	(63,263)
Related party activity:
Development expenses (3)	(11,122)	(12,578)	(17,321)
Other miscellaneous development expenses	(164)	(61)	(248)

Total related party research and product development	(11,286)	(12,639)	(17,569)

Selling and distribution expenses	(85,606)	(64,221)	(44,846)
Related party activity:
Miscellaneous purchase of services	(58)	(73)	(87)

Total related party selling and distribution expenses	(58)	(73)	(87)

General and administrative expenses	(32,103)	(35,792)	(30,385)
Related party activity:
Management fee revenue	3,000	3,000	3,073
Management fee expense	(3,000)	(3,000)	(3,000)
Office rental and other services (4)	(422)	(366)	99

Total related party general and administrative expenses	(422)	(366)	172

Restructuring expenses	—	(4,932)	(8,867)
Related party activity:
Office rental (4)	—	—	(639)

Total related party restructuring expenses	—	—	(639)

Gain on sale of development project to a related party	3,744	—	—
Related party activity:
Gain on sale (5)	3,744	—	—

Total related party gain on sale, net	3,744	—	—

Interest (expense), net	(7,658)	(459)	(595)
Related party activity:
Interest (expense) income (6)	(4,063)	887	—

Total related party interest (expense) income, net	(4,063)	887	—

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns.

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay

IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns. Additionally, we pass back to Atari Europe worldwide licensing income received by us, on which Atari Europe will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize the income passback as a reduction of third party licensing income.
(3) We engage certain related party development studios to provide services such as product development, design, and testing.
(4) In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. Beginning in fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guaranty.
We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third-party broker’s commission, was recognized during fiscal 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the years ended March 31, 2004, 2005, and 2006, approximately $0.1 million of income was recognized in each period. As of March 31, 2005 and March 31, 2006, the remaining balances of approximately $0.6 million and $0.5 million, respectively, are deferred and are being recognized over the life of the sub-lease. Although the Beverly studio was closed as part of management’s restructuring plan (Note 17), the space has not been sublet to date.
Additionally, we provide management information systems services to Atari Australia and Atari Asia Pacific for which we are reimbursed. The charge is calculated as a percentage of our costs, based on usage, which is agreed upon by the parties.
(5) During the third quarter of fiscal 2004, we sold a development project to Atari Interactive for $3.7 million resulting in a gain of an equal amount. The project involved a license owned by Atari Interactive for which development rights were transferred to us in the fourth quarter of fiscal 2003 at no cost to us. Management believes that the value of the development rights was minimal at the time of the transfer. The sales price to Atari Interactive was equal to the development costs incurred by us which were expensed during the period of development, principally in the first six months of fiscal 2004. The sale was initiated as a result of concerns expressed by the original third party licensor relating to our development efforts (see Related Party Notes Receivable below).
(6) Prior to the Recapitalization (see below) in fiscal 2004, IESA charged us interest on our outstanding related party credit facilities and other debt. Additionally, we were allowed to make advances to related parties and charge interest on the outstanding balances. During fiscal 2005, we charged interest on related party notes receivable (see below). Interest expense and income were as follows (in thousands):

	Years Ended
	March 31,
	2004	2005	2006
Interest expense and facility fees on credit facilities and medium term loan	$(2,143)	$—	$—
Interest expense on 5% subordinated convertible note	(1,680)	—	—
Interest expense on non-interest bearing subordinated convertible notes	(1,339)	—	—
Interest income on related party advances	1,099	—	—
Interest income on related party notes receivable	—	887	—

Total related party interest (expense) income	$(4,063)	$887	$—

Balance Sheet
     The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,	March 31,
	2005	2006
Due from/(Due to)
IESA (1)	$—	$(743)
Atari Europe (2)	(1,431)	4,054
Atari UK (3)	(1,696)	—
Eden Studios (4)	—	(2,235)
Paradigm (4)	(154)	(721)
Atari Melbourne House (4)	—	(434)
Humongous, Inc. (5)	—	(2,341)
Atari Interactive (6)	(2,106)	(3,704)
Other miscellaneous net receivables	214	553

Net due to related parties	$(5,173)	$(5,571)

     These balances reconcile to the balance sheet as follows (in thousands):

	March 31,	March 31,
	2005	2006
Due from related parties	$248	$4,692
Due to related parties	(5,421)	(10,263)

Net due to related parties	$(5,173)	$(5,571)

(1)	Balances comprised primarily from the management fees charged to us by IESA and other recharges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Balance at March 31, 2005 represents a loan owed by our dormant UK subsidiary to another IESA subsidiary. This note was settled through the issuance of stock in September 2005 (see below).

(4)	Represents net payables related to related party development activities.

(5)	Represents primarily distribution fees owed to Humongous, Inc., a related party, related to sale of their product. As of March 31, 2005, Humongous existed as a development studio within Atari, Inc. (see Note 16).

(6)	Comprised primarily of payables related to royalty expense from our distribution agreement with IESA relating to properties owned or licensed by Atari Interactive, offset primarily by receivables related to management fee revenue earned from Atari Interactive.
Recapitalization
          In September 2003, we, IESA, and CUSH entered into an agreement (“Recapitalization Agreement”) resulting in the exchange of all of our net related party debt with IESA and certain of its wholly-owned subsidiaries totaling $165.9 million into 39,029,877 shares of our common stock. The debt consisted of the following:
•	Credit Agreement — we maintained a Credit Agreement which provided for an aggregate commitment of $75.0 million which bore interest at LIBOR plus 2.5%. This agreement required that we comply with certain financial covenants and, among other items, restricted capital expenditures.

•	Medium-Term Loan — in connection with the acquisition of Shiny Entertainment, Inc. in 2002, we obtained a $50.0 million medium-term loan from IESA. Interest was based on the three month LIBOR rate plus 2.75% and payable on a quarterly basis, in arrears. An unused commitment fee of 0.50% per annum was based on the aggregate amount of the facility less outstanding loans.

•	0% Notes — in conjunction with the 1999 purchase of us by IESA, we issued to General Atlantic Partners LLC (“GAP”) the 0% Notes in exchange for 600,000 shares of Series A Preferred Stock and $20.0 million of subordinated notes of us. In fiscal 2002, IESA assumed the 0% Notes from GAP in exchange for shares of IESA common stock. IESA did not change any of the terms of the 0% Notes as they related to us.

•	5% Notes — in conjunction with the 1999 purchase of us by IESA, we issued to CUSH, 5% subordinated convertible notes in exchange for $25.0 million in cash and $35.6 million in debt and accrued interest.
Related Party Notes Receivable
Related party notes receivable consisted of the following:
•	Development rights and advances (Atari Interactive) — this note was payable at the earlier of the release of certain development projects to the public or December 31, 2004. One project was released to the public on September 14, 2004. In September 2004, we offset royalties due to Atari Interactive against the portion of the principal that was past due. The outstanding balance was converted to a secured promissory note from Atari Interactive on November 3, 2004.

•	Customer deductions (Atari Interactive) and loans (Paradigm) — these notes were payable on September 30, 2004. The Atari Interactive note of $2.6 million was converted to a secured promissory note, and the Paradigm note of $0.8 million was assigned to Atari Interactive and transferred to a secured promissory note from Atari Interactive on November 3, 2004.

•	Secured promissory note — on November 3, 2004, we entered into an agreement with IESA and several of its subsidiaries under which we transferred the amounts due to us from IESA and Paradigm to Atari Interactive in exchange for a secured promissory note (the “Secured Note”) from Atari Interactive that also included the sums past due to us from Atari Interactive and a note payment that would have been due from Atari Interactive on December 31, 2004, and interest on those amounts. Specifically, the Secured Note had a principal amount of approximately $23.1 million, a maturity date of March 31, 2005, bore annual interest at the prime rate plus 3.25%, and was secured by 2,000,000 shares of our common stock owned and pledged as collateral by Atari Interactive and by the rights, as owner, to the “Atari” trademark and the “Fuji” logo in North America. The Secured Note allowed for the netting of sums currently due to us with IESA and several of its subsidiaries. During fiscal 2005, the entire balance of the Secured Note was offset against certain related party trade payables. As of March 31, 2005 and 2006, no balance remained on the Secured Note and all rights to the collateral have been released.
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

          On September 15, 2005, we, IESA (and all of its subsidiaries) and Atari UK entered into the GT Interactive UK Settlement of Indebtedness Agreement (“Settlement of Indebtedness”) whereby we issued 1,263,518 shares of our common stock in payment of a $1.6 million loan owed by a dormant Atari subsidiary to an IESA subsidiary. The common stock issued to IESA was valued at $1.30 per share (market price at the date of the agreement).
Related Party Transactions with Employees or Former Employees
•	Compromise Agreement with Martin Lee Edmondson
          On August 31, 2005, pursuant to a Compromise Agreement executed on August 12, 2005 between us, Reflections Interactive Limited (“Reflections”), our wholly-owned subsidiary, and Martin Lee Edmondson, a former employee of Reflections, we issued 1,557,668 shares to Mr. Edmondson as part of the full and final settlement of a dismissal claim and any and all other claims that Mr. Edmondson had or may have had against us and Reflections, except for personal injury claims, accrued pension rights, non-waivable claims, claims to enforce rights under the Compromise Agreement, and claims for financial compensation for services rendered (if any) in connection with our game Driver: Parallel Lines. The share issuance was valued at $2.1 million and the issuance was recorded as a reduction of royalties payable. The Compromise Agreement also included a cash payment of $2.2 million paid in twelve equal installments beginning on September 1, 2005, as well as a one time payment of $0.4 million payable on September 1, 2005. The expense related to this settlement was fully recorded during fiscal 2005. As of March 31, 2006, the remaining liability due to Mr. Edmondson is $0.9 million and is included in royalties payable.
•	Consultation Agreement with Ann Kronen
          On November 22, 2005, we entered into a consulting agreement with Ann E. Kronen, a member of our Board of Directors (the “Kronen Agreement”). The term of the Kronen Agreement began on August 1, 2005 and ends on July 31, 2006. Pursuant to the Kronen Agreement, Ms. Kronen will provide business development and relationship management services for which she will receive a monthly fee and reimbursement for any reasonable and pre-approved expenses incurred in connection with such services. In addition, Ms. Kronen will receive a fee of $25,000 for services previously provided in connection with the sale of our Humongous studio (Note 16). Including payments made for Ms. Kronen’s previous consulting agreement which expired July 31, 2005, Ms. Kronen was compensated $0.1 million for services rendered in fiscal 2006.
•	Purchase of iFone by Glu Mobile
          During fiscal 2006, we recorded license income from two parties, iFone and Glu Mobile. A member of our Board of Directors, Denis Guyennot, is a consultant for iFone, and therefore iFone is treated as a related party, with license income included in net revenues and royalties receivable included in due from related parties (see above). In April 2006, iFone was purchased by Glu Mobile. As iFone is a related party, Glu Mobile will receive treatment as a related party beginning in fiscal 2007. During the year ended March 31, 2006, license income recorded from iFone and Glu Mobile was $0.4 million and $1.1 million, respectively. As of March 31, 2006, royalties receivable from iFone and Glu Mobile were $0.4 million (included in due from related parties) and $0.5 million (included in prepaid expenses and other current assets), respectively.
Note 13 — Debt
Credit Facilities
          HSBC Loan and Security Agreement
          On May 13, 2005, we obtained a one year $50.0 million revolving credit facility (“Revolving Credit Facility”) with HSBC, pursuant to a Loan and Security Agreement, to fund our working capital and general corporate needs. Loans under the Revolving Credit Facility were determined based on percentages of our eligible receivables and eligible inventory for certain peak seasonal periods. The Revolving Credit Facility bore interest at prime for daily borrowings or LIBOR plus 1.75% for borrowings with a maturity of 30 days or greater. We were required to pay a commitment fee of 0.25% on the average unused portion of the facility quarterly in arrears and closing costs of approximately $0.1 million. The Revolving Credit Facility contained certain financial covenants that required us to maintain enumerated EBITDA, tangible net worth, and working capital minimums. In addition, amounts outstanding under the

           Revolving Credit Facility were secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment and excluding certain non-U.S. assets.
          On January 18, 2006, HSBC notified us that as a result of our default of certain financial covenants for the quarter ended December 31, 2005, they will not extend further credit under our revolving credit facility. HSBC stated that, without waiving any rights, it may in its sole discretion agree to review revised business plans or projections and make or not make future advances under the facility, however, it would not do so on the basis of our current business plans. As of March 31, 2006, and as of the date hereof, we had no balance or letters of credit outstanding under the credit facility. As of March 31, 2006, a nominal amount of interest payable is included in accrued liabilities.
          On May 31, 2006, the revolving credit facility with HSBC expired. As of such date, we had no obligations outstanding under the credit facility.
          GECC Senior Credit Facility
          On November 12, 2002, we obtained a 30-month $50.0 million secured revolving credit facility (“Senior Credit Facility”) with General Electric Capital Corporation (“GECC”) to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm. Loans under the senior credit facility were based on a borrowing base comprised of the value of our accounts receivable and short-term marketable securities. The senior credit facility bore interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and we paid $0.6 million as an initial commitment fee at closing. The senior credit facility contained certain financial covenants and originally named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the senior credit facility were secured by our assets. As of March 31, 2005, no borrowings were outstanding and $0.1 million of letters of credit are outstanding under the senior credit facility; a nominal amount of accrued interest is included in accrued liabilities. The senior credit facility expired on May 12, 2005.
Note 14 — Commitments and Contingencies
Contractual Obligations
          As of March 31, 2006, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations are summarized as follows (in thousands):

		Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Fiscal Year	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

2007	$2,132	$16,305	$3,947	$351	$22,735
2008	100	4,911	1,509	199	6,719
2009	75	4,630	720	13	5,438
2010	75	—	700	—	775
2011	—	—	700	—	700
Thereafter	—	—	292	—	292

Total	$2,382	$25,846	$7,868	$563	$36,659

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our leases as operating leases, with expiration dates ranging from fiscal 2007 through fiscal 2012. These are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $2.1 million of sublease income to be received from fiscal 2007 through fiscal 2009. Rent expense and sublease income for the years ended March 31, 2004, 2005, and 2006 is as follows (in thousands):

	Year ended
	March 31,
	2004	2005	2006
Rent expense	$7,266	$6,558	$4,951
Sublease income	(742)	(708)	(520)

Total	$6,524	$5,850	$4,431

As of June 2006, we entered into a new lease at our current headquarters in New York. The lease commencement date will be July 1, 2006 and the term of the lease is 15 years. Upon entering into the new lease, our existing lease, originally set to expire in December 2006, was terminated. See Note 21 for further details.

(4)	We have entered into several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2005, the net book value of the assets, included within property and equipment on the balance sheet, was $0.3 million, net of accumulated depreciation of $0.1 million. As of March 31, 2006, the net book value of the assets was $0.5 million, net of accumulated depreciation of $0.3 million.
Litigation
          As of March 31, 2006, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC
          On May 17, 2004, we and Atari Interactive together with Hasbro, Inc. (“Hasbro”) filed a complaint against Games, Inc. (“Games”), its CEO, Roger W. Ach, II (“Ach”), and Chicago West Pullman LLC (“Chicago West Pullman”) in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs alleged that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended (the “Agreement”). The plaintiffs also alleged that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further alleged that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games nevertheless continued to use plaintiffs’ intellectual property.
          On May 4, 2005, the Court issued a memorandum order granting us damages in the following amount: (1) immediate payment of $3,104,108, plus interest at an annual rate of nine percent from April 30, 2004; (2) immediate redemption of 10,250 shares of Games, Inc. stock for $1.025 million, plus interest at an annual rate of nine percent from April 30, 2004; (3) immediate redemption of 10,000 additional shares of Games, Inc. stock for $1 million; (4) redemption of the remaining 10,000 share at any time after December 29, 2005. The order provided that the “judgment runs directly against Games but in the event Games fails to satisfy it, it runs secondarily against Chicago West Pullman and Ach.”
          On June 30, 2005, defendants filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. On July 6, 2005, defendants filed a motion for a stay of enforcement of the amended judgment pending resolution of the appeal. On July 13, 2005, the Court of Appeals granted a temporary stay of execution, but on August 3, 2005, the Court of Appeals denied defendants’ motion for a stay, holding that defendants had not shown a substantial likelihood of success on appeal or that they would suffer irreparable injury if a stay was not issued. On February 2, 2006, the Court of Appeals issued an order affirming the judgment against Ach, Games, and Chicago West Pullman.
          On April 19, 2006, we, Atari Interactive, Hasbro, Games, Chicago West Pullman and Ach executed a Settlement Agreement pursuant to which Games paid us (for the benefit of ourselves and our affiliates) $1.2 million in full settlement of the lawsuit. Our portion will be recorded in fiscal 2007.
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
          On October 19, 2005, we and AVG executed a Patent License and Settlement Agreement pursuant to which we made a settlement payment and received an irrevocable, nonexclusive, worldwide license to use, publish, sell, etc. products covered by the AVG patents.
iEntertainment Network, Inc. v. Epic Games, Inc., Atari, Inc. Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc.
          On December 22, 2004, we were served with a Complaint by iEntertainment, Inc. The Complaint has been filed in the United States District Court of the Eastern District of North Carolina Western Division (5:04-CV-647-BD(1)) and names the following defendants: us, Epic Games, Inc., Valve Corporation, Sierra Entertainment, Inc., Sony Corporation of Japan, Sony Corporation of America, Sony Computer Entertainment America, Inc. and Sony Online Entertainment, Inc. The Complaint alleges infringement of US Patent No. 6,042,477 (method of and system for minimizing the effects of time latency in multiplayer electronic games played on interconnected computers) and seeks unspecified damages. We answered the Complaint on or about March 28, 2005. The parties reached an agreement in principle for settling the claim. In exchange for a settlement amount, iEntertainment will release all parties (and their affiliates) from claims and will grant to Atari an irrevocable, fully paid-up, nonexclusive right and license under US Patent No. 6,042,477 and all other patents and patent applications currently owned by or enforceable by iEntertainment, with the right to sublicense to others, to make, have made, import, use, practice, offer for sale, sell or otherwise dispose of our products worldwide. We paid our portion of the settlement amount. The Settlement Agreement was signed as of December 22, 2005 and a Stipulation of Dismissal was entered with the Court.
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
Indigo Moon Productions, LLC v. Hasbro, Inc., et al.

     On August 12, 2005, Indigo Moon Productions, LLC, or Indigo Moon, filed a lawsuit against Hasbro, Inc., Hasbro Interactive, Atari Interactive, us and Infogrames, Inc. in the United States District Court in the Western District of Kentucky. Indigo Moon alleges that on or about June 28, 2000, Indigo Moon and Hasbro Interactive, Inc. (n/k/a Atari Interactive) entered into a Confidential Information Agreement for sharing information regarding the possibility of cooperating on the production or exploitation of interactive games. Indigo Moon alleges that it provided Atari Interactive with designs and concepts for a computerized version of Clue and that Atari Interactive represented that it would compensate Indigo Moon for its work, but did not. Indigo Moon further alleges that in October 2003 Hasbro, Atari Interactive and/or Infogrames, Inc. (n/k/a Atari) released a Clue FX Game and that in the Spring of 2005 Hasbro, Atari Interactive and/or Infogrames, Inc. released Clue Mysteries, each of which allegedly incorporates Indigo Moon’s work. Indigo Moon’s complaint alleges the following specific causes of action: breach of express contract, breach of implied contract, promissory estoppel, quasi-contract and unjust enrichment, breach of a confidential relationship and misappropriation of trade secret; and seeks unspecified damages.
Rafael Curulla v. SAS Atari Europe and Atari, Inc.
     On April 1, 2005, Mr. Curulla, a former employee of Atari Europe filed a Complaint against Atari Europe and Atari, Inc. Mr. Curulla was an employee of Atari Europe who had been assigned to work at Atari’s Santa Monica studio as of December 1, 2001. His assignment in the US was on a three year renewable basis. As of August 31, 2004, Mr. Curulla’s assignment in the US was terminated. Mr. Curulla’s Complaint was lodged before the Industrial Tribunal of Lyon, France (Conseil de Prud’hommes). A hearing took place on October 6, 2005 and a discovery period was established. Curulla is claiming that he is owed damages for dismissal without serious cause in the amount of 88,674 Euros, a bonus in the amount of 5,494 Euros, compensation for dismissal in the amount of 4,261 Euros, damages under Article 700 of the New Code of Civil Procedure in the amount of 2,000 Euros plus expenses. Discovery closed on January 5, 2006. The next hearing was scheduled to take place on February 16, 2006 at which time all parties were to have an opportunity to make their case. The parties were not prepared to move forward as of February 16, 2006 and the matter has been adjourned until November 2006. Atari Europe has secured representation on behalf of itself and us.
Thomas Licensing, LLC v. Atari Interactive, Inc. and Atari, Inc.
     On May 15, 2006, we were served with a lawsuit by Thomas Licensing, LLC (“Thomas Licensing”). The complaint was filed in Supreme Court in the County of New York. Under a licensing agreement between Thomas Licensing and Atari Interactive, Atari Interactive was granted a license to design, develop, manufacture, distribute, promote and sell interactive computer games on CD-ROM and 3D key-top playsets (“License Agreement”). In return, Atari Interactive was obligated to make certain payments to Thomas Licensing. Pursuant to intercompany services agreements, we provided services to Atari Interactive in connection with Atari Interactive’s performance under the License Agreement. These services included administering royalty calculations and payments, subject to the review and approval of Atari Interactive. Thomas Licensing alleges that we controlled Atari Interactive and caused Atari Interactive to not make required payments under the License Agreement. Therefore, Thomas Licensing claims that we are equally liable along with Atari Interactive for liabilities to Thomas Licensing. These liabilities include failures to: (i) make certain guaranteed payments, (ii) rectify inconsistencies and mistakes in royalty statements, and (iii) make full payments from the sale and distribution of the licensed products. In total, Thomas Licensing demands a judgment of just over $2 million dollars.
     Pursuant to the intercompany services agreement, Atari Interactive is fully indemnifying us for all damages (including legal fees) that are incurred in this matter. An answer to the complaint was due by June 5, 2006. However, Atari Interactive sought an extension of time to answer for itself and on behalf of us.
Note 15 — Employee Savings Plan
          We maintain an Employee Savings Plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all United States employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service with matching of 100% of the first 3% and 50% of the next 6% of the employee’s contribution provided by us. Generally, the Plan’s assets in a participant’s account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by us. Generally, we do not provide our employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $1.4 million, $1.1 million, and $0.6 million, for the years ended March 31, 2004, 2005, and 2006, respectively.

Note 16 — Sale of Humongous Studio
          In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of Humongous. During the second quarter of fiscal 2006, selected Humongous assets were sold to our majority stockholder, IESA in exchange for 4,720,771 of their shares valued at $8.3 million. Humongous’ book value approximated $4.7 million and consisted primarily of intellectual property, existing inventory, license rights, and an allocation of goodwill of $3.8 million. The difference of approximately $3.6 million between the sale price and the Humongous’ book value was recorded to additional paid-in capital, as no gain can be recorded on sales of businesses with entities under common control.
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
          Immediately following the sale, we entered into a Distribution Agreement, dated as of August 22, 2005, (the “Humongous Distribution Agreement”), with Humongous, Inc. (formerly Humongous), a newly formed wholly-owned subsidiary of IESA, under which were to be the sole distributor in the US, Canada, and Mexico of products developed by Humongous, Inc. This agreement had a term through March 31, 2006, with an option to extend for through March 31, 2007, at the discretion of Humongous Inc. Although this distribution agreement was expected to generate continuing cash flows from the distribution of their product, it was expected that IESA would have sold Humongous, Inc. to a third party within twelve months from the disposal date of August 22, 2005. As of June 2006, we have determined that, while Humongous is expected to be sold, the potential buyer has requested us to continue to distribute Humongous, Inc.’s products beyond the assessment period ending August 22, 2006, and therefore will not eliminate our significant continuing involvement. Therefore under guidance established under FASB Statement No. 144, we no longer qualify to consider Humongous a discontinued operation and have reclassified its results back to continuing operations and its assets and liabilities as held and used for all periods presented.
Note 17 — Restructuring
          During the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, management announced a restructuring plan to strengthen our competitive position in the marketplace as well as enhance shareholder value. During the years ended March 31, 2005 and 2006, we recorded restructuring expenses of $4.9 million and $8.9 million, respectively, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. Also included in this charge, in accordance with FASB Statement No. 146, is the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices, as well as costs related to employee terminations at our New York headquarters that took place in the fourth quarter of fiscal 2006. The charge for restructuring is comprised of the following (in thousands):

	Years Ended
	March 31,
	2005	2006
Severance and retention expenses	$4,219	$4,907
Lease related costs	—	1,615
Relocation	—	447
Fixed asset write offs	—	434
Modification of stock options	596	404
Consultants	—	358
Miscellaneous costs	117	702

Total	$4,932	$8,867

          We expect to incur a nominal amount of costs in fiscal 2007 related to management’s restructuring plan.
          The following is a reconciliation of our restructuring reserve from inception through March 31, 2006 (in thousands):

	Balance at			Cash payments,	Balance at
	March 31, 2005	Accrued Amounts	Reclasses	net	March 31, 2005
Short term
Severance and retention	$—	$4,167	$—	$(2,362)	$1,805
Miscellaneous costs	—	117	—	(37)	80

Total	—	4,284	—	(2,399)	1,885

Long term
Severance and retention	—	52	—	—	52

Total	—	52	—	—	52

Total	$—	$4,336	$—	$(2,399)	$1,937

	Balance at			Cash payments,	Balance at
	March 31, 2005	Accrued Amounts	Reclasses	net	March 31, 2006
Short term
Severance and retention	$1,805	$4,907	$52	$(4,878)	$1,886
Lease related costs	—	1,615	(56)	(1,314)	245
Relocation	—	447	—	(447)	—
Consultants	—	358	—	(358)	—
Miscellaneous costs	80	702	—	(750)	32

Total	1,885	8,029	(4)	(7,747)	2,163

Long term
Severance and retention	52	—	(52)	—	—
Lease related costs	—	—	56	—	56

Total	52	—	4	—	56

Total	$1,937	$8,029	$—	$(7,747)	$2,219

          During the years ended March 31, 2005 and 2006, the charges of $0.6 million and $0.4 million, respectively, for the modification of stock options were recorded as part of the termination agreement with certain employees as an increase to additional paid-in capital, and during the year ended March 31, 2006, the charge of $0.4 million for fixed asset write offs was recorded as a decrease to property and equipment, net.
Note 18 — Operations by Reportable Segments and Geographic Areas
          We have three reportable segments: publishing, distribution and corporate. During the current fiscal year, publishing was comprised of two studios located in Santa Monica, California, and Beverly, Massachusetts (a third studio in Minneapolis, Minnesota, was closed in March 2004). As part of our restructuring plan, the Beverly studio was closed in the first quarter of fiscal 2006 and the Santa Monica studio was closed in the second quarter of fiscal 2006; all publishing operations have been transferred to the New York office. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, we do not separately track or maintain records, other than those for goodwill (all attributable to the publishing segment) and a nominal amount of fixed assets, which identify assets by segment and, accordingly, such information is not available.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating results of these segments. There are no intersegment revenues.
          Our reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, and where appropriate, merchandising and marketing strategies.
          The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest income (expense) by reportable segment for the years ended March 31, 2004, 2005, and 2006 (in thousands):

	Publishing	Distribution	Corporate	Total
Year ended March 31, 2004:
Net revenues	$405,983	$62,961	$—	$468,944
Operating income (loss)	24,670	10,856	(27,953)	7,573
Depreciation and amortization	(3,611)	(191)	(5,353)	(9,155)
Interest income (expense)	—	22	(7,680)	(7,658)

Year ended March 31, 2005:
Net revenues	$353,612	$54,201	$—	$407,813
Operating income (loss) (1)	36,775	13,531	(39,081)	11,225
Depreciation and amortization	(3,256)	—	(7,662)	(10,918)
Interest expense	—	—	(459)	(459)

Year ended March 31, 2006:
Net revenues	$165,463	$53,198	$—	$218,661
Operating (loss) income (1)	(27,807)	2,195	(34,109)	(59,721)
Depreciation and amortization	(2,136)	—	(6,394)	(8,530)
Interest expense	—	—	(595)	(595)

(1)	Operating (loss) for the Corporate segment for the years ended March 31, 2005 and 2006, excludes restructuring charges of $4.9 million and $8.9 million, respectively. Including restructuring charges, total operating income (loss) for the years ended March 31, 2005 and 2006 is $6.3 million income and $68.6 million loss, respectively.
Net revenues by product are as follows (in thousands):

	March 31,
	2004	2005	2006
Publishing net product revenues:
Console
PlayStation 2	$126,772	$121,833	$49,109
Xbox	48,620	36,797	14,626
Plug and play	—	14,843	11,674
Game Cube	25,570	13,297	2,281
PlayStation	9,724	3,092	—

Total console	210,686	189,862	77,690

Handheld
Game Boy Advance	43,578	37,107	9,393
Nintendo DS	—	2,165	2,684
PlayStation Portable	—	—	2,549
Game Boy Color	720	—	—

Total handheld	44,298	39,272	14,626

PC	105,163	80,088	41,864

	March 31,
	2004	2005	2006
Total publishing net product revenues	360,147	309,222	134,180

International royalty income	28,850	18,686	18,272
Licensing and other income	16,986	25,704	13,011

Total publishing net revenues	405,983	353,612	165,463

Distribution net revenues	62,961	54,201	53,198

Total net revenues	$468,944	$407,813	$218,661

          Information about our operations in the United States and other geographic locations (revenue based on location product is shipped from) for the years ended March 31, 2004, 2005, and 2006 are presented below (in thousands):

			Other
	United		Geographic
	States	Europe	Locations	Total
Year ended March 31, 2004:
Net revenues	$468,944	$—	$—	$468,944
Operating income (loss)	16,524	(8,808)	(143)	7,573
Capital expenditures	4,776	352	—	5,128
Total assets	190,607	3,318	31	193,956
Year ended March 31, 2005:
Net revenues	$407,813	$—	$—	$407,813
Operating income (loss)	16,690	(10,397)	—	6,293
Capital expenditures	1,861	268	—	2,129
Total assets	187,370	2,669	—	190,039
Year ended March 31, 2006:
Net revenues	$218,661	—	—	$218,661
Operating (loss)	(57,324)	(11,264)	—	(68,588)
Capital expenditures	2,305	224	—	2,529
Total assets	141,361	2,309	—	143,670
          United States net revenues include royalties on sales of our product sold internationally. For the years ended March 31, 2004, 2005, and 2006 the royalties were $28.9 million, $18.7 million, and $18.3 million, respectively.
Note 19 — Quarterly Financial Data (unaudited)
          Summarized quarterly financial data for the fiscal year ended March 31, 2005 is as follows (in thousands, except per share amounts):

	June 30,	September 30,	December 31,	March 31,
Net revenues	$110,295	$71,391	$161,759	$64,368
Operating income (loss)	12,821	(16,606)	19,899	(9,821)
Net income (loss)	12,056	(16,891)	19,606	(9,079)

Basic and diluted net income (loss) per share	0.10	(0.14)	0.16	(0.07)

Weighted average shares outstanding — basic	121,249	121,277	121,283	121,295
Weighted average shares outstanding — diluted	121,334	121,277	121,376	121,295
          During the fourth quarter of the year ended March 31, 2005, we recorded $4.9 million of restructuring expenses. Furthermore, in the fourth quarter of fiscal 2005, we recorded a reduction of revenue in the amount of $2.5 million for amounts owed to Atari Europe related to worldwide licensing rights for royalty income received by us from third parties (Note 12).

          Summarized quarterly financial data for the fiscal year ended March 31, 2006 is as follows (in thousands, except per share amounts):

	June 30,	September 30,	December 31,	March 31,
Net revenues	$24,461	$38,720	$100,784	$54,696
Operating (loss)	(32,778)	(24,952)	(4,658)	(6,200)
Net (loss)	(32,817)	(25,211)	(4,761)	(6,197)

Basic and diluted net (loss) per share	(0.27)	(0.20)	(0.04)	(0.05)

Weighted average shares outstanding — basic and diluted	121,299	123,773	134,749	134,756
          During the fourth quarter of fiscal 2006, we sold certain of our intellectual properties to a third party for a total of $6.2 million, which was recorded as a gain on sale (Note 20). Additionally, we recorded additional price protection allowances of $4.2 million in connection with an aggressive pricing plan implemented in the first quarter of fiscal 2007.
          The per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts.
          In the fourth quarter of fiscal 2006, it was determined that the results of operations for Humongous studio, previously recorded as results of discontinued operations, should be included in the results from continuing operations. The following is a reconciliation of the quarterly data reported in the Form 10-Q filings for each quarter of fiscal 2005 and 2006 to the information stated above (in thousands):

	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005
Net revenues — as reported	$108,124	$67,984	$156,364	$62,693
Add back: net revenues of Humongous studio	2,171	3,407	5,395	1,675

Net revenues — adjusted	$110,295	$71,391	$161,759	$64,368

Operating income (loss) — as reported	$14,839	$(15,718)	$19,534	$(8,121)
Add back: (loss) income from discontinued operations of Humongous studio	(2,018)	(888)	365	(1,700)

Operating income (loss)	$12,821	$(16,606)	$19,899	$(9,821)

Income (loss) from continuing operations — as reported	$14,074	$(16,003)	$19,241	$(7,379)
Add back: (loss) income from discontinued operations of Humongous studio	(2,018)	(888)	365	(1,700)

Net income (loss) — adjusted	$12,056	$(16,891)	$19,606	$(9,079)

	June 30,	September 30,	December 31,
	2005	2005	2005

Net revenues — as reported	$24,199	$38,402	$100,784
Add back: net revenues of Humongous studio	262	318	—

Net revenues — adjusted	$24,461	$38,720	$100,784

Operating (loss) — as reported	$(30,456)	$(23,540)	$(4,388)
Add back: (loss) from discontinued operations of Humongous studio	(2,322)	(1,412)	(270)

Operating (loss)	$(32,778)	$(24,952)	$(4,658)

Income (loss) from continuing operations — as reported	$(30,495)	$(23,799)	$(4,491)
Add back: (loss) from discontinued operations of Humongous studio	(2,322)	(1,412)	(270)

Net (loss) — adjusted	$(32,817)	$(25,211)	$(4,761)

Note 20 — Sale of Intellectual Property
          In the fourth quarter of fiscal 2006, we entered into two separate Purchase and Sale Agreements with a third party to sell and assign all rights, title, and interest in the Timeshift franchise and other development projects in progress, along with the development agreements with the current external developers for the creation of these games. The third party paid us a total of $6.2 million as consideration for the sales. The amount was recorded as a gain on sale of intellectual property for the year ended March 31, 2006.
Note 21 — Subsequent Events
Sale of Studio
          In the first quarter of fiscal 2007, we adopted a formal plan to sell the Reflections studio, and its related IP Driver, as part of management’s plan to dispose of certain non-core assets of the company.
          The carrying amounts of the assets and liabilities of the Reflections studio as of March 31, 2005 and 2006 are as follows (in thousands):

	March 31,	March 31,
	2005	2006
Assets
Current assets:
Cash	$451	$438
Inventories, net	954	574
Due from related parties	7	—
Prepaid expenses and other current assets	906	1,222

Total current assets	2,318	2,234
Property and equipment, net	311	251
Other assets	502	464

Total assets	$3,131	$2,949

Liabilities
Accounts payable	$342	$874
Accrued liabilities	276	731
Royalties payable	5,913	1,412
Due to related parties	153	—

Total liabilities	$6,684	$3,017

Renewal of New York Lease
          On June 21, 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commences on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expired in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises. We provided landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized.

ATARI, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Net	Operating		End
Description	of Period	Revenues	Expenses	Deductions	of Period
Allowance for bad debts, returns, price protection and other customer promotional programs:
Year ended March 31, 2006	$24,285	$58,549	$1,919	$(53,835)	$30,918

Year ended March 31, 2005	$36,279	$85,282	$3,622	$(100,898)	$24,285

Year ended March 31, 2004	$40,319	$104,051	$4,422	$(112,513)	$36,279

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Cost of	Operating		End
Description	of Period	Goods Sold	Expenses	Deductions	of Period
Reserve for obsolescence:
Year ended March 31, 2006	$2,671	$3,678	$—	$(3,736)	$2,613

Year ended March 31, 2005	$2,145	$2,645	$—	$(2,119)	$2,671

Year ended March 31, 2004	$4,903	$1,713	$—	$(4,471)	$2,145

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation.**

3.2	Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.3	Amendment No. 1 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.4	Amendment No. 2 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 28, 2005.

4.1	Specimen form of stock certificate of Common Stock is incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-14441) initially filed with the SEC on October 20, 1995, and all amendments thereto.

4.2	Registration Rights Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and us is incorporated herein by reference to an exhibit filed as a part of our Registration Statement on Form S-1 filed October 20, 1995.

4.3	Second Amended and Restated Registration Rights Agreement, dated as of October 2, 2000, between California U.S. Holdings, Inc. and us is incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.1	Distribution Agreement between Infogrames Entertainment SA, Infogrames Multimedia SA and us, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.2	Addendum to Distribution Agreement between Infogrames Entertainment SA and us, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 10.26a to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.3	Amendment to Distribution Agreement between Infogrames Entertainment SA and us dated as of July 1, 2000, is incorporated by reference to Exhibit 10.24a to our Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.4	Distribution Agreement between Infogrames Entertainment SA and us, dated October 2, 2000, as supplemented on November 12, 2002 is incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

10.5	Agreement for Purchase and Sale of Assets, dated August 22, 2005, between us and Humongous, Inc. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.6	Stock Transfer Agreement, dated August 22, 2005, among us, Infogrames Entertainment S.A. and Atari Interactive, Inc. (English Translation) is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.7	Liquidity Agreement, dated August 22, 2005, between us and Infogrames Entertainment S.A. by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.7	Distribution Agreement, dated August 22, 2005, between us and Humongous, Inc. by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9	Management and Services Agreement, dated as of March 31, 2006, between Infogrames Entertainment S.A. and us.**

10.10	Services Agreement, dated as of March 31, 2006, between us and Infogrames Entertainment S.A. and its subsidiaries.**

10.11	Production Services Agreement, dated as of March 31, 2006, between us and Infogrames Entertainment S.A. and its subsidiaries.**

10.12	Warehouse Services Contract, dated March 2, 1999, by and between us and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.13	Credit Agreement, dated as of November 12, 2002, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, and GECC Capital Markets Group, Inc., as Lead Arranger, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2002.***

10.14	First Amendment and Consent to the Credit Agreement, dated as of March 28, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57a to our Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.15	Second Amendment and Consent to the Credit Agreement, dated as of April 15, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57b to our Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.16	Third Amendment and Waiver to the Credit Agreement, dated as of July 11, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.57c to our Transition Report on Form 10-K for the fiscal year ended March 31, 2003.

10.17	Fourth Amendment and Consent to the Credit Agreement, dated as of September 12, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.18	Fifth Amendment to the Credit Agreement, dated as of October 15, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

10.19	Sixth Amendment to the Credit Agreement, dated as of December 23, 2003, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.20	Seventh Amendment to the Credit Agreement, dated as of March 31, 2004, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.21	Eighth Amendment to the Credit Agreement, dated as of May 20, 2004, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as Administrative Agent, Agent and Lender, is incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.22	Consent to Credit Agreement, dated as of July 15, 2004, among us, as Borrower, the other credit parties signatory thereto, the lenders signatory thereto from time to time, and General Electric Capital Corporation, as Administrative Agreement, Agent and Lender, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.23	Intercreditor and Subordination Agreement, dated as of November 12, 2002, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 14, 2003.

10.24	First Amendment to Intercreditor and Subordination Agreement, dated as of December 23, 2003, among Infogrames Entertainment S.A, California U.S. Holdings, Inc., Atari Interactive, Inc., General Electric Capital Corporation and the Credit Parties signatory thereto is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

10.25	Loan and Security Agreement, dated as of May 13, 2005, among us, as Borrower, and HSBC Business Credit (USA) Inc., as Lender is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.26	First Amendment to Loan and Security Agreement, dated as of June 30, 2005, between us and HSBC Business Credit (USA) Inc. is incorporated herein by reference Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.27*	Letter of Employment, dated as of April 23, 2002, between David Perry and us is incorporated herein by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.28*	The 1995 Stock Incentive Plan (as amended on October 31, 1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1, filed December 6, 1996.

10.29*	The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.30*	The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.31*	The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to our proxy statement dated June 29, 2000.

10.32*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit A to our Information Statement dated November 27, 2000.

10.33*	Third Amendment to the Atari, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.34*	Atari, Inc. 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.35*	Form Of 2005 Stock Incentive Plan Option Award Agreement is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.36*	Form Of 2005 Stock Incentive Plan Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.37*	The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.38*	Description of Registrant’s Annual Incentive Plan for fiscal 2006.**

10.39*	Employment Agreement with Bruno Bonnell, dated as of July 1, 2004 and effective as of April 1, 2004, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.40	Amendment No. 1 to Employment Agreement, dated as of November 23, 2005, between us and Bruno Bonnell is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.41*‡	Termination and General Release Agreement, dated October 15, 2004, by and between us and Denis Guyennot is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.42*	Employment Agreement, dated November 26, 2004, by and between us and James Caparro is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.43*	Letter Agreement by and between us and Diane Price Baker, dated January 24, 2005 is incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.44*	Consulting Agreement between us and Ann Kronen, dated as of November 22, 2005, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.45	Compromise Agreement, dated August 12, 2005, by and among us, Reflections Interactive Limited and Martin Lee Edmondson is incorporated herein by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129099).

10.46	Agreement of Lease, dated as of December 12, 1996, by and between us and F.S. Realty Corp is incorporated herein by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 1996.

10.47	First Amendment of Lease dated July 1, 1997 by and between us and F.S. Realty Corporation is incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.48	Lease Agreement between us and Netbreeders Realty LLC, dated November 1, 1999, is incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.49	Sublease Agreement between us and SAVI Technology, Inc., dated May 30, 2001, is incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.50	Lease Agreement between us and Edward Silver, Co-Trustee of the Silver Trust and Paul Weinstein, Co-Trustee of the Weinstein Trust (dba PTL Realty), dated May 7, 2001, is incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.51	Lease Agreement between us and MV 1997, L.L.C., dated November 24, 1997, is incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.52	Lease Agreement between Parabola Estates Limited and Reflections Interactive Limited dated September 10, 2001 is incorporated herein by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.53	Lease Agreement between Prima Development Corp. and us dated May 17, 2002 is incorporated herein by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.54‡	Licensed Publisher Agreement between us and Sony Computer Entertainment America, Inc., dated January 19, 2003, is incorporated herein by reference to Exhibit 10.62 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.55‡	PlayStation® 2 Licensed Publisher Agreement between us and Sony Computer Entertainment America, Inc., dated April 1, 2000, as amended is incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.56‡	Xbox® Publisher License Agreement between us and Microsoft Corporation, dated April 18, 2000, is incorporated herein by reference to Exhibit 10.63 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.57	Sublicense Agreement between us and Funimation Productions, Ltd., dated October 27, 1999, is incorporated herein by reference to Exhibit 10.64 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.58	Amendment One to the Sublicense Agreement between us and Funimation Productions, Ltd., dated April 20, 2002, is incorporated herein by reference to Exhibit 10.65 to our Registration

Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.59	Amendment Two to the Sublicense Agreement between us and Funimation Productions, Ltd., dated June 15, 2002, is incorporated herein by reference to Exhibit 10.66 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.60	Amendment Three to the Sublicense Agreement between us and Funimation Productions, Ltd., dated October 15, 2002, is incorporated herein by reference to Exhibit 10.67 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.61	Amendment Four to the Sublicense Agreement between us and Funimation Productions, Ltd., dated November 13, 2002, is incorporated herein by reference to Exhibit 10.68 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.62	Amendment Five to the Sublicense Agreement between us and Funimation Productions, Ltd., dated February 21, 2003, is incorporated herein by reference to Exhibit 10.69 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.63	Amendment Six to the Sublicense Agreement between us and Funimation Productions, Ltd., dated August 11, 2003, is incorporated herein by reference to Exhibit 10.83 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.64	Agreement Regarding Satisfaction of Debt and License Amendment among us, Infogrames Entertainment S.A. and California U.S. Holdings, Inc., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.70 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.65	Amended Trademark License Agreement between us and Infogrames Entertainment S.A., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.71 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.66	Amendment No. 1 Trademark License Agreement between us, Atari Interactive, Inc. and Infogrames Entertainment S.A. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.67	Obligation Assignment and Securing Agreement, dated as of November 3, 2004, by and among us, Infogrames Entertainment SA, Atari Interactive, Inc., Atari Europe SAS, and Paradigm Entertainment, Inc. is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.68	Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable us is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.69‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $5,122,625 payable to us, is incorporated herein by reference to Exhibit 10.86 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.70‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $2,620,280 payable to us, is incorporated herein by reference to Exhibit 10.87 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.71‡	Promissory Note of Paradigm Entertainment, Inc., in the aggregate amount of $828,870 payable to us, is incorporated herein by reference to Exhibit 10.88 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.72	Agreement Regarding Issuance of Shares, dated September 15, 2005, between us and Infogrames Entertainment S.A. is incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.73	GT Interactive UK Settlement of Indebtedness Agreement, dated as of September 15, 2005, between us and Atari UK, Infogrames Entertainment S.A. and all of its subsidiaries is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.74	Securities Purchase Agreement, dated September 15, 2005, between us and CCM Master Qualified Fund, Ltd. is incorporated herein by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129098) filed on November 18, 2005.

10.75	Securities Purchase Agreement, dated September 15, 2005, between us and Sark Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129098) filed on November 18, 2005.

21.1	List of Subsidiaries.**

23.1	Consent of Deloitte & Touche LLP.**

31.1	Chief Executive Officer and Acting Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ‡‡

99.1‡	Licensed PSP Publisher Agreement by and between us and Sony Computer Entertainment America, Inc., dated March 23, 2005, for PlayStation® Portable is incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the year ended March 31, 2005.

99.2‡	Amendment to the Xbox® Publisher Licensing Agreement, dated March 1, 2005 is incorporated by reference to Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended March 31, 2005.

99.3‡	Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and us effective March 29, 2002 is incorporated by reference to Exhibit 99.3 to our Annual Report on Form 10-K for the year ended March 31, 2005.

99.4	First Amendment to Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and us effective March 29, 2002 is incorporated herein by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

99.5‡	Xbox® 360 Publisher License Agreement between us and Microsoft Licensing GP, effective February 17, 2006.**

99.6‡	Confidential License Agreement for Nintendo DS (Western Hemisphere), by and between Nintendo of America, Inc. and us effective October 14, 2005.**
Exhibit indicated with an * symbol is a management contract or compensatory plan or arrangement.
Exhibit indicated with an ** symbol is filed herewith.

*** All immaterial amendments/extensions to this agreement were filed as an exhibit 99 in our Quarterly Report for the respective period.
‡ Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.
Exhibit indicated with a ‡‡ is furnished herewith
A copy of any of the exhibits included in the Annual Report on Form 10-K as amended, may be obtained by written request to Atari, Inc. upon payment of a fee of $0.10 per page to cover costs. Requests should be sent to Atari, Inc. at the address set forth on the front cover, attention Director, Investor Relations.