Form 10-Q
period 2006-06-30
ATARI INC
filed 2006-08-09
CIK 1002607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2006, there were 134,765,510 shares of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash	$14,948	$6,687
Receivables, net of allowances of $30,918 and $9,323, at March 31, 2006 and June 30, 2006, respectively	12,072	3,899
Inventories, net	20,787	17,959
Due from related parties (Note 7)	4,692	1,076
Prepaid expenses and other current assets	11,345	14,313
Assets of discontinued operations (Note 10)	2,949	2,436

Total current assets	66,793	46,370
Property and equipment, net	6,113	5,244
Goodwill	66,398	66,398
Other assets	4,366	5,356

Total assets	$143,670	$123,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,935	$16,087
Accrued liabilities	19,105	21,671
Royalties payable	13,468	8,087
Due to related parties (Note 7)	10,263	8,586
Liabilities of discontinued operations (Note 10)	3,018	1,720

Total current liabilities	69,789	56,151
Long-term liabilities	669	786

Total liabilities	70,458	56,937

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 134,765,510 shares issued and outstanding at March 31, 2006 and June 30, 2006	1,348	1,348
Additional paid-in capital	758,165	758,506
Accumulated deficit	(688,730)	(695,844)
Accumulated other comprehensive income	2,429	2,421

Total stockholders’ equity	73,212	66,431

Total liabilities and stockholders’ equity	$143,670	$123,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended
	June 30,
	2005	2006
Net revenues	$23,877	$19,474
Costs and expenses:
Cost of goods sold	18,389	13,927
Research and product development	15,675	7,146
Selling and distribution expenses	7,034	5,101
General and administrative expenses	7,943	5,435
Restructuring expenses	2,703	130
Gain on sale of intellectual property	—	(9,000)
Depreciation and amortization	2,232	1,448

Total costs and expenses	53,976	24,187

Operating (loss)	(30,099)	(4,713)
Interest (expense) income, net	(48)	117
Other income	9	19

(Loss) before provision for income taxes	(30,138)	(4,577)
Provision for income taxes	—	—

(Loss) from continuing operations	(30,138)	(4,577)
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(2,679)	(2,537)

Net (loss)	$(32,817)	$(7,114)

Basic and diluted net (loss) per share:
(Loss) from continuing operations	$(0.25)	$(0.03)
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(0.02)	(0.02)

Net (loss)	$(0.27)	$(0.05)

Basic and diluted weighted average shares outstanding	121,299	134,765

See Note 7 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended
	June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(32,817)	$(7,114)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	2,679	2,537
Stock-based compensation expense	—	341
Non-cash restructuring charges	267	—
Depreciation and amortization	2,232	1,448
Gain on sale of intellectual property	—	(9,000)
Recognition of deferred income	(19)	(19)
Amortization of deferred financing fees	190	115
Other miscellaneous adjustments to net (loss)	28	—
Changes in operating assets and liabilities:
Receivables, net	27,094	8,167
Inventories, net	5,943	2,822
Due from related parties	(846)	3,615
Due to related parties	428	(1,678)
Prepaid expenses and other current assets	4,669	(393)
Accounts payable	(8,639)	(7,852)
Accrued liabilities	(1,270)	2,556
Royalties payable	(189)	(5,382)
Long-term liabilities	(71)	(55)
Other assets	119	768

Net cash (used in) continuing operations	(202)	(9,124)
Net cash (used in) discontinued operations	(3,331)	(3,263)

Net cash (used in) operating activities	(3,533)	(12,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	—	6,000
Increase in restricted cash collateralizing letter of credit	—	(1,764)
Purchases of property and equipment	(679)	(24)
Proceeds from sale of property and equipment	6	—

Net cash (used in) provided by continuing operations	(673)	4,212
Net cash (used in) discontinued operations	(166)	(7)

Net cash (used in) provided by investing activities	(839)	4,205

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	30	—
Payments under capitalized lease obligation	(40)	(88)

Net cash (used in) financing activities	(10)	(88)

Effect of exchange rates on cash	(21)	9

Net (decrease) in cash	(4,403)	(8,261)
Cash — beginning of fiscal period	9,988	14,948

Cash — end of fiscal period	$5,585	$6,687

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	52	43
Income tax refunds	1,403	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
INVESTING, AND FINANCING ACTIVITIES
Receivable recorded from sale of intellectual property	—	3,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2006	134,765	$1,348	$758,165	$(688,730)	$2,429	$73,212
Comprehensive loss:
Net (loss)	—	—	—	(7,114)	—	(7,114)
Foreign currency translation adjustment	—	—	—	—	(8)	(8)

Total comprehensive loss						(7,122)

Stock-based compensation expense	—	—	341	—	—	341

Balance, June 30, 2006	134,765	$1,348	$758,506	$(695,844)	$2,421	$66,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
 Nature of Business
     We are a global publisher and developer of video game software for both gaming enthusiasts and the mass-market audience, as well as a distributor of video game software in North America. We develop, publish and distribute games for all platforms, including Sony PlayStation, PlayStation 2, PlayStation 3, and PlayStation Portable (“PSP”); Nintendo Game Boy Advance, GameCube, DS, and Wii; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet, and other evolving platforms, an area to which we expect to devote increasing attention. Our diverse portfolio of products extends across every major video game genre, including action, adventure, strategy, role-playing, and racing.
     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At June 30, 2006, IESA owns approximately 51% of us through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”).
 Going Concern
     The lack of new products released in the current quarter combined with soft sales on our catalogue product resulted in a net loss of $7.1 million for the three months ended June 30, 2006. Further, on May 31, 2006, our credit facility with HSBC Business Credit (USA) Inc. expired and no alternative method of short-term financing has been established. Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
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
     Since April 2006, we raised approximately $9.0 million through sales of a certain intellectual property (Note 12), and subsequent to June 30, 2006, we sold the Driver intellectual property, as well as certain assets of our wholly-owned studio, Reflections Interactive Ltd, to a third party for approximately $24.0 million (Note 10). However, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
 Basis of Presentation
     Our accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented in accordance with the instructions for Form 10-Q. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

 Principles of Consolidation
     The condensed consolidated financial statements include the accounts of Atari, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
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
 Research and Product Development Costs
     Research and product development costs related to the design, development and testing of new software products, whether internally or externally developed, are charged to expense as incurred. Research and product development costs also include payments for royalty advances (milestone payments) to third party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
     Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and product development expenses. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization, when appropriate, over each product’s life cycle. Such change may be implemented prospectively later in fiscal 2007. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.
 Licenses
     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales to cost of goods sold. Management evaluates the carrying value of these capitalized licenses and records an impairment charge in the period management determines that such capitalized amounts are not expected to be realized. Such impairments are charged to cost of goods sold if the product has released or previously sold and if the product has never released these impairments are charged to research and product development.
 Fair Values of Financial Instruments
     Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures About Fair Value of Financial Instruments”, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties reflected in the condensed consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.
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
     As of March 31, 2006, our annual fair value-based assessment, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, did not result in any impairment of goodwill. As of June 30, 2006, there are no indications of any impairment of goodwill.
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
 Recent Accounting Pronouncements
     Effective April 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payments”, issued in December 2004. FASB Statement No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. See Note 2 for further information regarding this adoption.
     In October 2005, the FASB issued FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”. The FASB provides companies with a “practical accommodation” when determining the grant date of an award subject to FASB Statement No. 123(R). If (1) the award is a unilateral grant, that is, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period, and (3) as long as all other criteria in the grant date definition have been met, then a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved.
     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). We are currently evaluating our available alternatives for the adoption of FSP 123(R)-3 and have until November 2006 to make our one-time election.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” FASB Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. We have implemented this Statement in fiscal 2007 and currently it has not had an effect on our condensed consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning fiscal 2008. We have not yet evaluated the impact of this implementation on our condensed consolidated financial statements.
NOTE 2 – STOCK-BASED COMPENSATION
     Effective April 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment”, which requires the measurement and recognition of compensation expense at fair value for employee stock awards. Through March 31, 2006, we accounted for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Any equity instruments issued, other than to employees, for acquiring goods and services were accounted for using fair value at the date of grant. We also previously adopted the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”, which required us to disclose pro forma information as if we had applied fair value recognition provisions.
     We have adopted FASB Statement No. 123(R) using the modified prospective method in which we are recognizing compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under this transition method, the measurement as well as our method of amortization of costs for share-based payments granted prior to, but not vested as of, April 1, 2006 would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our FASB Statement No. 123 pro forma disclosure. Prior period results have not been restated, as provided for under the modified prospective method.
     At June 30, 2006, we had one stock incentive plan, under which we could issue a total of 6,000,000 shares of common stock as stock options or restricted stock; all were still available for grant as of June 30, 2006. Upon approval of this plan, our previous stock option plan was terminated, and we were no longer able to issue options under this plan or any previous plan; however, options originally issued under the previous plans continue to be outstanding. All options granted under our previous plans have an exercise price equal to the market value of the underlying common stock on the date of grant; options vest over four years and expire in ten years.
     The recognition of stock-based compensation expense increased our loss from continuing operations, our loss before provision for income taxes, and our net loss by $0.3 million, and had no effect on our basic or diluted earnings per share amount. There were no excess tax benefits from stock-based payment arrangements as there were no grants for the period, therefore having no effect on our cash flow from operating and financing activities.
     The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statement of operations (in thousands):

Three Month
Ended
June 30, 2006

Research and product development	$39
Selling and distribution expenses	40
General and administrative expenses	262

Total stock-based compensation expense	$341

     The weighted average fair value of options granted during the three months ended June 30, 2005 was $1.85. There were no options granted during the three months ended June 30, 2006. The fair value of our options is estimated using the Black-Scholes option pricing model. This model requires assumptions regarding subjective variables that impact the estimate of fair value. Our policy for attributing the value of graded vest share-based payment is a single option straight-line approach. The following table summarizes the assumptions used to compute the weighted average fair value of option grants:

	Three Months Ended
	June 30,
	2005	2006
Weighted average risk-free interest rate	3.75%	n/a
Anticipated volatility	92%	n/a
Dividend yield	0%	n/a
Remaining life in years	4	n/a
     FASB Statement No. 123(R) requires that we recognize stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, the expense recognized must be reduced for estimated forfeitures prior to vesting, based on a historical annual forfeiture rate, which is 11.6%. Estimated forfeitures shall be assessed at each balance sheet date and may change based on new facts and circumstances. Prior to the adoption of FASB Statement No. 123(R), forfeitures were accounted for as they occurred when included in required pro forma stock compensation disclosures.
     The following table illustrates the effect on (loss) from continuing operations and net (loss) for the three months ended June 30, 2005 if we had applied the fair value recognition provisions of the FASB Statement No. 123(R) to stock-based employee compensation (in thousands, except per share data):

Three Months
Ended
June 30,
2005
(Loss) from continuing operations:
Basic and diluted — as reported	$(30,138)
Add: Stock-based employee compensation expense included in reported (loss) from continuing operations, net of related tax effects	267
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(450)

Basic and diluted — pro forma (loss) from continuing operations	$(30,321)

(Loss) from continuing operations per share:
Basic and diluted – as reported	$(0.25)
Basic and diluted – pro forma	$(0.25)

Three Months
Ended
June 30,
2005
Net (loss):
Basic and diluted — as reported	$(32,817)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	267
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(450)

Basic and diluted — pro forma net (loss)	$(33,000)

Net (loss) per share:
Basic and diluted – as reported	$(0.27)
Basic and diluted – pro forma	$(0.27)
     The following table summarizes our option activity under our stock-based compensation plans:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Term
	(in thousands)		(years)
Options outstanding at March 31, 2006	7,518	$7.80
Granted	—	0.00
Exercised	—	0.00
Forfeited	(90)	2.39
Expired	(730)	18.40

Options outstanding at June 30, 2006	6,698	$6.71	6.1

Options exercisable at June 30, 2006	5,057	$8.09	5.5

     As of June 30, 2006, the aggregate intrinsic value related to options outstanding and exercisable was nominal. There were no exercises during the period and therefore no cash received. As of June 30, 2006, the total future unrecognized compensation cost related to outstanding unvested options is $2.4 million, which will be recognized as compensation expense over the remaining weighted average vesting period of 1.2 years.
NOTE 3 – NET (LOSS) PER SHARE
     Basic net (loss) per share is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans, including stock options and warrants, using the treasury stock method. The following is a reconciliation of basic and diluted (loss) from continuing operations and net (loss) per share (in thousands, except per share data):

	Three Months
	Ended
	June 30,
	2005	2006
Basic and diluted earnings per share calculation:
(Loss) from continuing operations	$(30,138)	$(4,577)
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(2,679)	(2,537)

Net (loss)	$(32,817)	$(7,114)

Basic and diluted weighted average shares outstanding	121,299	134,765

Basic and diluted (loss) from continuing operation per share	$(0.25)	$(0.03)
Basic and diluted (loss) from discontinued operations of Reflections Interactive Ltd, net of tax, per share	(0.02)	(0.02)

Basic and diluted net (loss) per share	$(0.27)	$(0.05)

     The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months ended June 30, 2005 and 2006 was 9,372,000 and 6,836,000, respectively, due to the net loss for each period presented.
NOTE 4 – CONCENTRATION OF CREDIT RISK
     As of March 31, 2006, we had four customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2006	2006
	% of Accounts Receivable	% of Net Revenues
Customer 1	25%	13%
Customer 2	15%	13%
Customer 3	14%	31%
Customer 4	11%	9%

	65%	66%

     As of June 30, 2006, we had two customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the three months ended
	June 30,	June 30,
	2006	2006
	% of Accounts Receivable	% of Net Revenues
Customer 1	61%	8%
Customer 2	31%	16%

	92%	24%

     Due to the timing of an aggressive pricing program which took effect for customers on June 1, 2006, combined with the timing of cash receipts and lower sales in the quarter, certain customers were in net credit balance positions within our accounts receivable. As a result, $7.9 million (net of $10.3 million of gross receivables) was reclassified to accrued liabilities to properly state our assets and liabilities.
     With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable balance.
NOTE 5 – BALANCE SHEET DETAILS
Inventories
     Inventories consist of the following (in thousands):

	March 31,	June 30,
	2006	2006
Finished goods, net	$18,608	$15,784
Return inventory, net	2,106	2,145
Raw materials, net	73	30

	$20,787	$17,959

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	June 30,
	2006	2006
Licenses short-term	$5,683	$6,760
Short-term receivable for proceeds from sale of intellectual property	—	3,000
Royalties receivable	2,118	1,531
Prepaid insurance	872	680
Atari name license	305	—
Other prepaid expenses and current assets	2,367	2,342

	$11,345	$14,313

Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2006	2006
Accounts receivable credit balances (Note 4)	$31	$7,895
Accrued distribution services	3,713	3,632
Accrued salary and related costs	1,943	2,117
Accrued professional fees and other services	1,665	1,783
Accrued third party development expenses	1,411	1,225
Restructuring reserve (Note 11)	2,163	1,008
Accrued advertising	3,772	932

	March 31,	June 30,
	2006	2006
Accrued freight and handling fees	1,029	392
Deferred income	381	331
Other	2,997	2,356

	$19,105	$21,671

NOTE 6 – INCOME TAXES
     As of June 30, 2006, we have combined net operating loss carryforwards of approximately $560.3 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2027. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against our net deferred tax asset of $234.7 million based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
     During the three months ended June 30, 2005 and 2006, no net tax provisions were recorded due to the taxable loss recorded for the respective quarters.
NOTE 7 – RELATED PARTY TRANSACTIONS
Relationship with IESA
     As of June 30, 2006, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive, Inc. (“Atari Interactive”) and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. During the three months ended June 30, 2005 and 2006, Atari Interactive was the source of approximately 37% and 33%, respectively, of our net publishing product revenue.
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

Summary of Related Party Transactions
     The following table provides a detailed break out of related party amounts within each line of our condensed consolidated statements of operations (in thousands):

	Three Months
	Ended
	June 30,
Income (expense)	2005	2006
Net revenues	$23,877	$19,474
Related party activity:
Royalty income and license income (1)	328	124
Sale of goods	111	203
Quality and assurance testing and other services	375	832

Total related party net revenues	814	1,159

Cost of goods sold	(18,389)	(13,927)
Related party activity:
Distribution fee for Humongous, Inc. product	—	(1,213)
Royalty expense (2)	(617)	(1,377)

Total related party cost of goods sold	(617)	(2,590)

Research and product development	(15,675)	(7,146)
Related party activity:
Development expenses (3)	(4,043)	(3,297)
Other miscellaneous development services	(22)	5

Total related party research and product development	(4,065)	(3,292)

Selling and distribution expenses	(7,034)	(5,101)
Related party activity:
Miscellaneous purchase of services	(8)	—

Total related party selling and distribution expenses	(8)	—

General and administrative expenses	(7,943)	(5,435)
Related party activity:
Management fee revenue	750	780
Management fee expense	(750)	(750)
Office rental and other services (4)	(93)	46

Total related party general and administrative expenses	(93)	76

Restructuring expenses	(2,703)	(130)
Related party activity:
Related party rent expense (4)	(293)	(116)

Total related party restructuring expenses	(293)	(116)

Loss from discontinued operations of Reflections Interactive Ltd, net of tax	(2,679)	(2,537)
Related party activity:
Royalty income	215	(392)

Total related party loss from discontinued operations	215	(392)

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns. Additionally, we earn license income from related parties iFone and Glu Mobile (see below).

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns. Additionally, we pass back to Atari Europe worldwide licensing income received by us, on which Atari Europe will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize the income pass back as a reduction of third party licensing income.

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.

(4)	In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. During fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guaranty.
We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third party broker’s commission, was recognized during fiscal 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the three months ended June 30, 2005 and 2006, a nominal amount of income was recognized in each period. As of June 30, 2006, the remaining balance of approximately $0.4 million is deferred and is being recognized over the life of the sub-lease. Although the Beverly studio was closed as part of management’s restructuring plan (Note 11), the space has not been sublet to date.
Additionally, we provide management information systems services to Atari Australia and Atari Asia Pacific for which we are reimbursed. The charge is calculated as a percentage of our costs, based on usage, which is agreed upon by the parties.
The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,	June 30,
	2006	2006
Due from/(Due to) — current
IESA (1)	$(743)	$(744)
Atari Europe (2)	4,054	(3,483)
Eden Studios (3)	(2,235)	(2,227)
Paradigm (3)	(721)	(44)
Atari Melbourne House (3)	(434)	(1,330)
Humongous, Inc. (4)	(2,341)	(718)
Atari Interactive (5)	(3,704)	861
Other miscellaneous net receivables	553	175

Net due to related parties — current	(5,571)	(7,510)

Due from/(Due to) — long-term
Atari Interactive (see Atari License below)	—	(248)

Net due to related parties	$(5,571)	$(7,758)

     The current balances reconcile to the balance sheet as follows (in thousands):

	March 31,	June 30,
	2006	2006
Due from related parties	$4,692	$1,076
Due to related parties	(10,263)	(8,586)

Net due to related parties — current	$(5,571)	$(7,510)

(1)	Balances comprised primarily of the management fees charged to us by IESA and other charges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Represents net payables for related party development activities.

(4)	Represents primarily distribution fees owed to Humongous, Inc., a related party, related to sale of their product.

(5)	Comprised primarily of payables related to royalty expense from our distribution agreement with IESA relating to properties owned or licensed by Atari Interactive, offset primarily by receivables related to management fee revenue earned from Atari Interactive.
Atari Name License
     In May 2003, we changed our name to Atari, Inc. upon obtaining rights to use the Atari name through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). In connection with a debt recapitalization in September 2003, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which was being amortized monthly and which became fully amortized during the current quarter. The monthly amortization was based on the total estimated cost to be incurred by us over the ten-year license period. Upon full amortization of the deferred charge, we began recording a long-term liability at $0.2 million per month, to be paid to Atari Interactive beginning in year six of the term of the license. During the quarter ended June 30, 2006, we recorded expense of $0.5 million related to the license, and as of June 30, 2006, $0.2 million relating to this obligation is included in long-term liabilities.
Related Party Transactions with Employees or Former Employees
•	Compromise Agreement with Martin Lee Edmondson
     On August 31, 2005, pursuant to a Compromise Agreement executed on August 12, 2005 between us, Reflections, our wholly-owned subsidiary, and Martin Lee Edmondson, a former employee of Reflections, we issued 1,557,668 shares to Mr. Edmondson as part of the full and final settlement of a dismissal claim and any and all other claims that Mr. Edmondson had or may have had against us and Reflections, except for personal injury claims, accrued pension rights, non-waivable claims, claims to enforce rights under the Compromise Agreement, and claims for financial compensation for services rendered (if any) in connection with our game Driver: Parallel Lines. The share issuance was valued at $2.1 million and the issuance was recorded as a reduction of royalties payable. The Compromise Agreement also included a cash payment of $2.2 million paid in twelve equal installments beginning on September 1, 2005, as well as a one time payment of $0.4 million payable on September 1, 2005. The expense related to this settlement was fully recorded during fiscal 2005. As of June 30, 2006, the remaining liability due to Mr. Edmondson is $0.2 million and is included in liabilities of discontinued operations.
•	Purchase of iFone by Glu Mobile
     During fiscal 2006, we recorded license income from two parties, iFone and Glu Mobile. A member of our Board of Directors, Denis Guyennot, was a consultant for iFone, and a former member of our Board, David Ward, is the Chairman of the Board of iFone; therefore iFone was treated as a related party, with license income included in net revenues and royalties receivable included in due from related parties (see above). In April 2006, iFone was purchased by Glu Mobile, and additionally, Mr. Guyennot is now the Chief Executive Officer of Glu Mobile’s activities in Europe, the Middle East, and Africa. Therefore, Glu Mobile began to receive treatment as a related party in fiscal 2007. During the three months ended June 30, 2005, license income recorded from iFone was $0.1 million. During the three months ended June 30, 2006, license income recorded from iFone/Glu Mobile was $1.0 million. As of March 31, 2006, royalties receivable from iFone and Glu Mobile were $0.4 million (included in due from related parties) and $0.5 million (included in prepaid expenses and other current assets), respectively. As of June 30, 2006, there were no receivables from iFone/Glu Mobile.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Contractual Obligations
     As of June 30, 2006, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations are summarized as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Through	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

June 30, 2007	$1,052	$6,448	$2,411	$327	$10,238
June 30, 2008	100	730	3,560	142	4,532
June 30, 2009	75	—	3,080	3	3,158
June 30, 2010	75	—	3,080	—	3,155
June 30, 2011	—	—	3,080	—	3,080
Thereafter	—	—	28,117	—	28,117

Total	$1,302	$7,178	$43,328	$472	$52,280

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2007 through fiscal 2022. These are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $1.7 million of sublease income to be received from fiscal 2007 through fiscal 2009. Rent expense and sublease income for the three months ended June 30, 2005 and 2006 is as follows (in thousands):

	Three months ended
	June 30,
	2005	2006
Rent expense	$1,308	$750
Sublease income	(129)	(116)

Total	$1,179	$634

•	Renewal of New York lease

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises. We provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in other assets on our condensed consolidated balance sheet.

(4)	We have entered into several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases”, we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2006, the net book value of the assets, included within property and equipment on the balance sheet, was $0.5 million, net of accumulated depreciation of $0.3 million. As of June 30, 2006, the net book value of the assets was $0.4 million, net of accumulated depreciation of $0.4 million.

Litigation
     As of June 30, 2006, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
     On April 19, 2006, we, Atari Interactive, Hasbro, Games, Chicago West Pullman and Ach executed a Settlement Agreement pursuant to which Games paid us (for the benefit of ourselves and Atari Interactive) $1.2 million in full settlement of the lawsuit. Our portion, $0.6 million, was recorded in the first quarter of fiscal 2007.
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
Rafael Curulla v. SAS Atari Europe and Atari, Inc.
     On April 1, 2005, Mr. Curulla, a former employee of Atari Europe filed a Complaint against Atari Europe and Atari, Inc. Mr. Curulla was an employee of Atari Europe who had been assigned to work at Atari’s Santa Monica studio as of December 1, 2001. His assignment in the U.S. was on a three year renewable basis. As of August 31, 2004, Mr. Curulla’s assignment in the U.S. was terminated. Mr. Curulla’s Complaint was lodged before the Industrial Tribunal of Lyon, France (Conseil de Prud’hommes). A hearing took place on October 6, 2005 and a discovery period was established. Mr. Curulla is claiming that he is owed damages for dismissal without serious cause in the amount of 88,674 Euros, a bonus in the amount of 5,494 Euros, compensation for dismissal in the amount of 4,261 Euros, damages under Article 700 of the New Code of Civil Procedure in the amount of 2,000 Euros plus expenses. Discovery closed on January 5, 2006. The next hearing was scheduled to take place on February 16, 2006 at which time all parties were to have an opportunity to make their case. The parties were not prepared to move forward as of February 16, 2006 and the matter has been adjourned until November 2006. Atari Europe has secured representation on behalf of itself and us.
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
     Pursuant to the intercompany services agreement, Atari Interactive is fully indemnifying us for all damages (including legal fees) that are incurred in this matter. An answer to the complaint was due by June 5, 2006. However, Atari Interactive sought an extension of time to answer for itself and on behalf of us. Atari, Inc.’s motion to dismiss was filed on July 6, 2006.
Ernst & Young, Inc. v. Atari, Inc.
     On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada.
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
NOTE 10 – DISCONTINUED OPERATIONS
Humongous Discontinued Operations Treatment
     In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to divest of Humongous and reclassified its results as discontinued operations. During the first quarter of fiscal 2007, prior to the filing of our Annual Report on Form 10-K for the year ended March 31, 2006, we determined that, while Humongous is expected to be sold, the potential buyer has requested us to continue to distribute Humongous, Inc.’s products beyond the assessment period ending August 22, 2006, and therefore will not eliminate our significant continuing involvement. Therefore under guidance established under FASB Statement No. 144, we no longer qualify to consider Humongous a discontinued operation and have reclassified its results back to continuing operations beginning in our Annual Report on Form 10-K for the year ended March 31, 2006.
Sale of Reflections
     In the first quarter of fiscal 2007, following the guidance established under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management committed to a plan to sell Reflections.
     During the second quarter, we sold to a third party the Driver intellectual property and certain assets of Reflections for $24.0 million. Reflections’ book value approximated $0.7 million and consisted primarily of existing inventory, prepaid expenses and license rights. We will maintain sell-off rights for three months for all Driver products, excluding Driver: Parallel Lines, which we will maintain until the end of the third quarter of the current fiscal year. During the second quarter of fiscal 2007, we will record a gain in the amount of the difference between the proceeds from the sale and the book value of the Reflections studio, which will include an allocation of goodwill. We expect the gain to be between $10.0 million and $15.0 million.
Balance Sheets
     At March 31, 2006 and June 30, 2006, the assets and liabilities of Reflections are presented separately on our condensed consolidated balance sheets. The components of the assets and liabilities of discontinued operations are as follows (in thousands):

	March 31, 2006	June 30, 2006
Assets:
Cash	$438	$244
Inventory, net	574	385
Prepaid expenses and other current assets	1,222	1,066
Property and equipment, net	251	251
Other non-current assets	464	490

Total assets	$2,949	$2,436

Liabilities:
Accounts payable	$874	$499
Accrued liabilities	731	509
Royalty payable	1,413	706
Due to related party	—	6

Total liabilities	$3,018	$1,720

Results of Operations
     As Reflections represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the condensed consolidated statements of operations. Net revenues and (loss) from discontinued operations, net of tax, for the three months ended June 30, 2005 and 2006, respectively, are as follows (in thousands):

	Three Months
	Ended
	June 30,
	2005	2006
Net revenues	$584	$308
(Loss) from discontinued operations, net of tax	$(2,679)	$(2,537)
NOTE 11 – RESTRUCTURING
     During the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, management announced a restructuring plan to strengthen our competitive position in the marketplace as well as enhance shareholder value. During the three months ended June 30, 2005 and 2006, we recorded restructuring expenses of $2.7 million and $0.1 million, respectively, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. Also included in this charge, in accordance with FASB Statement No. 146, is the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices. The charge for restructuring is comprised of the following (in thousands):

	Three Months Ended
	June 30,
	2005	2006
Severance and retention expenses	$1,850	$—
Lease related costs	394	112
Modification of stock options	267	—
Miscellaneous costs	192	18

Total	$2,703	$130

     During the three months ended June 30, 2005, the charge of $0.3 million for the modification of stock options was recorded as part of the termination agreement with certain employees as an increase to additional paid-in capital. No such expense was recorded during the three months ended June 30, 2006. We expect to incur nominal costs through the remainder of fiscal 2007.
     The following is a reconciliation of our restructuring reserve from March 31, 2006 to June 30, 2006 (in thousands):

	Balance at			Cash payments,	Balance at
	March 31, 2006	Accrued Amounts	Reclasses	net	June 30, 2006
Short term
Severance and retention	$1,886	$—	$—	$(1,065)	$821
Lease related costs	245	112	40	(235)	162
Miscellaneous costs	32	18	—	(25)	25

Total	2,163	130	40	(1,325)	1,008

Long term
Severance and retention	—	—	—	—	—
Lease related costs	56	—	(40)	—	16

Total	56	—	(40)	—	16

Total	$2,219	$130	$—	$(1,325)	$1,024

NOTE 12 – SALE OF INTELLECTUAL PROPERTY
     In the first quarter of fiscal 2007, we entered into a Purchase and Sale Agreement with a third party to sell and assign all rights, title, and interest in the Stuntman franchise, along with a development agreement with the current developer for the creation of this game. The proceeds from the sale were $9.0 million. As of June 30, 2006, we have received cash of $6.0 million and the remaining $3.0 million has been recorded as a short-term receivable, included in prepaid expenses and other current assets on our condensed consolidated balance sheet. The $3.0 million was received in July 2006. The full amount of $9.0 million was recorded as a gain on sale of intellectual property for the quarter ended June 30, 2006.
NOTE 13 – OPERATIONS BY REPORTABLE SEGMENTS
     We have three reportable segments: publishing, distribution and corporate. During the first quarter of the prior fiscal year, publishing was comprised of two studios located in Santa Monica, California, and Beverly, Massachusetts. As part of our restructuring plan, the Beverly studio was closed in the first quarter of fiscal 2006 and the Santa Monica studio was closed in the second quarter of fiscal 2006; all publishing operations have been transferred to the New York office. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, we do not separately track or maintain records, other than those for goodwill (all attributable to the publishing segment) and a nominal amount of fixed assets, which identify assets by segment and, accordingly, such information is not available.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating results of these segments. There are no intersegment revenues.
     The results of operations for Reflections are not included in our segment reporting below as they are classified as discontinued operations in our condensed consolidated financial statements. Prior to its classification as discontinued operations, the results for Reflections were part of the publishing segment.
     Our reportable segments are strategic business units with different associated costs and profit margins. They are managed separately because each business unit requires different planning, and where appropriate, merchandising and marketing strategies.
     The following summary represents the consolidated net revenues, operating (loss) income, depreciation and amortization, and interest (expense) income by reportable segment for the three months ended June 30, 2005 and 2006 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended June 30, 2005:
Net revenues	$12,437	$11,440	$—	$23,877
Operating (loss) (1)	(18,036)	(728)	(8,632)	(27,396)
Depreciation and amortization	(497)	—	(1,735)	(2,232)
Interest (expense), net	—	—	(48)	(48)
Three months ended June 30, 2006:
Net revenues	$9,764	$9,710	$—	$19,474
Operating income (loss) (1)	1,158	759	(6,500)	(4,583)
Depreciation and amortization	(202)	—	(1,246)	(1,448)
Interest income, net	—	—	117	117

(1)	Operating loss for the Corporate segment for the three months ended June 30, 2005 and 2006, excludes restructuring charges of $2.7 million and $0.1 million, respectively. Including restructuring charges, total operating loss for the three months ended June 30, 2005 and 2006 is $30.1 million and $4.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and expected future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some of the factors which could cause our results to differ materially include the following: the loss of key customers, such as Wal-Mart, Best Buy, Target, and GameStop; delays in product development and related product release schedules; inability to secure capital; loss of our credit facility; inability to adapt to the rapidly changing industry technology, including new console technology; inability to maintain relationships with leading independent video game software developers; inability to maintain or acquire licenses to intellectual property; fluctuations in our quarterly net revenues or results of operations based on the seasonality of our industry; and the termination or modification of our agreements with hardware manufacturers. Please see the “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, or in our other filings with the Securities and Exchange Commission (“SEC”) for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, we disclaim any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Going Concern
     The lack of new products released in the current quarter combined with soft sales on our catalogue product resulted in a net loss of $7.1 million for the three months ended June 30, 2006. Further, on May 31, 2006, our credit facility with HSBC Business Credit (USA) Inc. expired and no alternative method of short-term financing has been established. Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
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
     Since April 2006, we raised approximately $9.0 million through sales of a certain intellectual property, and subsequent to June 30, 2006, we sold the Driver intellectual property, as well as certain assets of our wholly-owned studio, Reflections, to a third party for approximately $24.0 million. However, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
Business and Operating Segments
     We are a global publisher and developer of video game software for gaming enthusiasts and the mass-market audience, and a distributor of video game software in North America. We develop, publish, and distribute games for all platforms, including Sony PlayStation, PlayStation 2, PlayStation 3, and PSP; Nintendo Game Boy Advance, GameCube, DS, and Wii; Microsoft Xbox and Xbox 360; and PCs. We also publish and sublicense games for the wireless, internet, and other evolving platforms, an area to which we expect to devote increasing attention. Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and racing. Our products are based on intellectual properties that we have created internally and own or that have been licensed to us by third parties. We leverage both internal and external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors. Additionally, through our relationship with IESA, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. Through our distribution agreement with IESA, we have the rights to publish and sublicense in North America certain intellectual properties either owned or licensed by IESA or its subsidiaries, including Atari Interactive. We also manage the development of product at studios owned by IESA that focus solely on game development.
     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by third party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, Target, GameStop, and Best Buy accounted for approximately 44.6%, 15.8%, 8.3%, and 7.4%, respectively, of net revenues for the three months ended June 30, 2006.
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
Critical Accounting Policies
     Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, intangible assets, investments, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
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
     For the three months ended June 30, 2005 and 2006, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $9.6 million and $4.2 million, respectively. As of March 31, 2006 and June 30, 2006, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $30.9 million and $9.3 million, respectively (see Liquidity and Capital Resources for additional information).
Inventories
     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended June 30, 2005 and 2006, we recorded obsolescence expense of approximately $0.8 million and $0.2 million, respectively. As of March 31, 2006 and June 30, 2006, the aggregate reserve against inventories was approximately $2.4 million and $2.3 million, respectively.
Research and product development costs
     Research and product development costs related to the design, development, and testing of new software products, whether internally or externally developed, are charged to expense as incurred. Research and product development costs also include payments for royalty advances (milestone payments) to third party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
     Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and product development expenses. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization, when appropriate over each product’s life cycle. Such change may be implemented prospectively later in fiscal 2007. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.
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
     As of June 30, 2006, we have combined net operating loss carryforwards of approximately $560.3 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2027. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). We are considering transactions that might subject additional loss carryforwards to an annual limitation. A full valuation allowance has been recorded against our net deferred tax asset of $234.7 million, based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
Related party transactions
     We are involved in numerous related party transactions with IESA and its subsidiaries. These related party transactions include, but are not limited to, the purchase and sale of product, game development, administrative and support services and distribution agreements. See Note 7 to the condensed consolidated financial statements for details.
Results of operations
     Three months ended June 30, 2005 versus the three months ended June 30, 2006
Condensed Consolidated Statements of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	June 30,	Revenues	June 30,	Revenues	Increase
	2005		2006		$	%

Net revenues	$23,877	100.0%	$19,474	100.0%	$(4,403)	(18.4)%
Costs and expenses:
Cost of goods sold	18,389	77.0%	13,927	71.5%	(4,462)	(24.3)%
Research and product development	15,675	65.6%	7,146	36.7%	(8,529)	(54.4)%
Selling and distribution expenses	7,034	29.5%	5,101	26.2%	(1,933)	(27.5)%
General and administrative expenses	7,943	33.4%	5,435	27.9%	(2,508)	(31.6)%
Restructuring expenses	2,703	11.3%	130	0.7%	(2,573)	(95.2)%
Gain on sale of intellectual property	—	0.0%	(9,000)	(46.2)%	9,000	100.0%
Depreciation and amortization	2,232	9.3%	1,448	7.4%	(784)	(35.1)%

Total costs and expenses	53,976	226.1%	24,187	124.2%	(29,789)	(55.2)%

Operating (loss)	(30,099)	(126.1)%	(4,713)	(24.2)%	(25,386)	(84.3)%
Interest (expense) income, net	(48)	(0.1)%	117	0.6%	(165)	(343.8)%
Other income	9	0.0%	19	0.1%	10	111.1%

(Loss) before provision for income taxes	(30,138)	(126.2)%	(4,577)	(23.5)%	(25,561)	(84.8)%
Provision for income taxes	—	0.0%	—	0.0%	—	0.0%

(Loss) from continuing operations	(30,138)	(126.2)%	(4,577)	(23.5)%	(25,561)	(84.8)%
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(2,679)	(11.2)%	(2,537)	(13.0)%	(142)	(5.3)%

Net (loss)	$(32,817)	(137.4)%	$(7,114)	(36.5)%	$(25,703)	(78.3)%

Net Revenues
Net Revenues by Segment (in thousands):

	Three Months
	Ended
	June 30,
	2005	2006	(Decrease)
Publishing	$12,437	$9,764	$(2,673)
Distribution	11,440	9,710	(1,730)

Total	$23,877	$19,474	$(4,403)

Publishing Sales Platform Mix

	Three Months
	Ended
	June 30,
	2005	2006
PC	61.1%	41.1%
PlayStation 2	16.8%	19.0%
PSP	0.0%	18.4%
Game Boy Advance	4.9%	12.5%
Plug and Play	0.0%	5.4%
Nintendo DS	0.6%	1.5%
Xbox	5.5%	1.1%
GameCube	10.7%	1.0%
PlayStation	0.4%	0.0%

Total	100.0%	100.0%
Publishing net revenues decreased $2.7 million due to lower sales from back catalogue reorders as well as lower international royalty income resulting from larger than anticipated returns in the current period.
•	Net publishing product sales during the current quarter were driven by reorders of catalogue titles, which made up 86% of sales. Sales from new releases in the quarter were driven mainly by Dragon Ball Z: Advanced Adventure (Game Boy Advance). Similarly, reorders comprised 89% of net publishing product sales in the prior year’s comparable quarter.

•	International royalty income decreased by $1.1 million from the comparable prior period due to larger than anticipated returns on international sales of Matrix: Path of Neo and Getting Up: Contents Under Pressure, released in the third quarter and fourth quarter, respectively, of fiscal 2006.

•	The overall average unit sales price (“ASP”) of the publishing business has increased from $15.37 in the prior comparable quarter to $15.69 in the current period. The increased ASP is driven by the current period inclusion of PSP titles, with an ASP of $29.22. However, this is partially offset by a decrease in the ASP for PlayStation 2, Nintendo DS, and GameCube product from the prior comparable period.
Total distribution net revenues for the three months ended June 30, 2006 decreased by 15.1% from the prior comparable period due to:
•	the overall decrease in product sales of third party publishers, offset by

•	current period distribution net revenues from product sales of Humongous, Inc. (included in publishing net revenues in the prior period before Humongous was sold to our majority stockholder, IESA, in August 2005).
Cost of Goods Sold
     Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the three months ended June 30, 2006 decreased by 24.3%. As a percentage of net revenues, cost of goods sold decreased from 77.0% to 71.5% due to the following:
•	higher average sales price for the current period as compared to the prior period, and

•	improved margins on our third party product sales, which includes Humongous, Inc. product in the current period.
Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third party developers and billings from related party developers on products that are currently in development. These expenses for the three months ended June 30, 2006 decreased approximately 54.4%, due primarily to:
•	decreased spending with external developers due to fewer projects in development,

•	decreased spending at our related party development studios due to the sale of our Stuntman franchise in development at Paradigm Entertainment, and

•	decreased salaries and other overhead of $1.3 million due to the closure of the Beverly and Santa Monica publishing studios during fiscal 2006 and related personnel reductions.
For the three months ended June 30, 2005 and 2006, internal research and product development costs incurred to run our development studios represented 39.4% and 48.7%, respectively, of total research and product development costs.
Selling and Distribution Expenses
     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended June 30, 2006, selling and distribution expenses decreased approximately 27.5%, due to:
•	decreased spend on advertising of $1.1 million, and

•	savings in salaries and related overhead costs due to reduced headcount resulting from studio closure and personnel reductions.
General and Administrative Expenses
     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended June 30, 2006, general and administrative expenses decreased approximately 31.6%, due to:
•	a reduction in salaries of $2.0 million due to studio closures and other personnel reductions, as well as savings in rent and other overhead costs, and

•	recognition of income of $0.6 million related to a litigation settlement, offset by

•	recognition of expense of $0.3 million of stock-based compensation expense related to the implementation of FASB Statement No. 123(R) (see Note 2 to the condensed consolidated financial statements for details about the implementation of Statement No. 123(R)).
Gain on Sale of Intellectual Property
     In the current period we sold the Stuntman intellectual property to a third party for $9.0 million, which was recorded as a gain. No such gain was recorded in the prior comparable period.
Restructuring Expenses
     In the fourth quarter of fiscal 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. The costs associated with these closures incurred in the three months ended June 30, 2005 were $2.7 million. The costs were comprised of $1.8 million of severance and retention costs, $0.4 million of lease related costs, $0.3 million of expense related to the modification of stock options for terminated executives, and $0.2 million of miscellaneous expenses related to the transition. During the three months ended June 30, 2006, we recorded $0.1 million of additional restructuring expense, primarily related to the leases for the closed offices.
Depreciation and Amortization
     Depreciation and amortization for three months ended June 30, 2006 decreased 35.1% due to:
•	prior year inclusion of depreciation expense for assets from the Beverly and Santa Monica studios which were written off later in fiscal 2006,

•	assets becoming fully depreciated during the year, and

•	decrease in Atari name license amortization due to a change in the expected future earnings on which this expense is based.
Liquidity and Capital Resources
Overview
     As consumers shift to next generation hardware, demand for games played on current generation hardware and unit prices of those games are expected to decline. Meanwhile, delivery of next generation hardware from Sony and Nintendo, expected this fall, is uncertain with respect to available quantities just as quantities of Microsoft’s newly launched Xbox 360 remain tight. Due to the risks and uncertainties associated with these and other significant changes in the marketplace, coupled with a lack of new product releases and the expiration of our credit facility with HSBC, management is uncertain as to whether we will have sufficient capital resources to finance our operational requirements through fiscal 2007.
     We have sharply reduced our expenditures for research and product development regarding new games. During the three months ended June 30, 2006, our expenditures on research and product development were only 36.7% of net revenues, compared with 65.6% in the same period of the prior year, and totaled only $7.1 million, compared with $15.7 million in the fiscal 2005 period. This could impact our ability to generate revenues in the future.
     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a replacement of the credit facility, new arrangements to license intellectual property, further sales of selected intellectual property rights and development studios, and equity capital from external sources. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include additional personnel reductions and suspension of additional development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position. Since April 2006, we raised approximately $9.0 million through sales of a certain intellectual property, and we have sold the Driver intellectual property, as well as certain assets of our wholly-owned studio, Reflections, to a third party for approximately $24.0 million. However, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
Cash Flows
(in thousands)

	March 31,	June 30,
	2006	2006
Cash	$14,948	$6,687
Working capital deficit	$(2,996)	$(9,781)

	Three Months Ended
	June 30,
	2005	2006
Cash (used in) operating activities	$(3,533)	$(12,387)
Cash (used in) provided by investing activities	(839)	4,205
Cash (used in) financing activities	(10)	(88)
Effect of exchange rates on cash	(21)	9

Net (decrease) in cash	$(4,403)	$(8,261)

     During the three months ended June 30, 2006, our operations used cash of approximately $12.4 million driven by the net loss of $7.1 million for the period, compounded by increased payments of trade payables and royalties payable, offset by a decrease in accounts receivable from lower sales during the current period.
     During the three months ended June 30, 2006, investing activities provided cash of $4.2 million, primarily from the sale of the Stuntman intellectual property during the period, offset by the increase in restricted cash for the collateralizing of a letter of credit related to our new office lease. During the three months ended June 30, 2005, cash used in investing activities of $0.8 million was due primarily to purchases of property and equipment.
     During the three months ended June 30, 2006, cash used in financing activities of $0.1 million was related to payments for capital lease obligations. During the three months ended June 30, 2005, our financing activities provided a nominal amount of cash.

     We expect continued volatility in the use of cash due to seasonality of the business, receivable payment cycles and quarterly working capital needs to finance our publishing business and growth objectives.
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
     Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our receivables as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” as noted in our Annual Report on Form 10-K for the year ended March 31, 2006.
     We are also party to various litigations arising in the normal course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.
Selected Balance Sheet Accounts
     Receivables, net
     Receivables, net, decreased by $8.2 million from $12.1 million at March 31, 2006 to $3.9 million at June 30, 2006. This is due to lower sales occurring during the quarter, versus the sales in the fourth quarter of fiscal 2006, compounded by collections in the current quarter on outstanding balances. During the period we reclassified to accrued liabilities $7.9 million (net of $10.3 million of gross receivables) of customer net credit balances resulting from our aggressive pricing program implemented in the first quarter of fiscal 2007 (see Note 4 to the condensed consolidated financial statements).
     Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets increased by $3.0 million from $11.3 million at March 31, 2006 to $14.3 million at March 31, 2006. The increase is driven by the short-term receivable recorded for proceeds from the sale of intellectual property during the quarter.
     Due from Related Parties/Due to Related Parties
     Due from related parties decreased by $3.6 million and due to related parties decreased by $1.7 million from March 31, 2006 to June 30, 2006 driven by balances between parties settled by netting during the quarter.
     Accounts Payable and Royalties Payable
     Accounts payable decreased by $7.8 million and royalties payable decreased by $5.4 million due to payments made from a large cash balance on hand at March 31, 2006, combined with lower payables recorded for manufacturing and royalties, resulting from fewer products in production.
Credit Facilities
     HSBC Loan and Security Agreement
     Until May 31, 2006, we had a one year $50.0 million revolving credit facility with HSBC to fund our working capital and general corporate needs. On January 18, 2006, HSBC notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. The revolving credit facility expired on May 31, 2006 and has not been replaced. We are, however, holding discussions with possible short-term lenders.

Contractual Obligations
     As of June 30, 2006, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations are summarized as follows (in thousands):

			Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Fiscal Year	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

June 30, 2007	$1,052	$6,448	$2,411	$327	$10,238
June 30, 2008	100	730	3,560	142	4,532
June 30, 2009	75	—	3,080	3	3,158
June 30, 2010	75	—	3,080	—	3,155
June 30, 2011	—	—	3,080	—	3,080
Thereafter	—	—	28,117	—	28,117

Total	$1,302	$7,178	$43,328	$472	$52,280

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2007 through fiscal 2022. These are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $1.7 million of sublease income to be received from fiscal 2007 through fiscal 2009.

• Renewal of New York lease

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises. We provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in other assets on our condensed consolidated balance sheet at June 30, 2006.

(4)	We have entered into several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases”, we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2006, the net book value of the assets, included within property and equipment on the balance sheet, was $0.5 million, net of accumulated depreciation of $0.3 million. As of June 30, 2006, the net book value of the assets was $0.4 million, net of accumulated depreciation of $0.4 million.
 Recent Accounting Pronouncements
     Effective April 1, 2006, we adopted FASB Statement No. 123-R, “Share Based Payments”, issued in December 2004. FASB Statement No. 123-R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. See Note 2 to our condensed consolidated financial statements for further information regarding this adoption.
     In October 2005, the FASB issued FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”. The FASB provides companies with a “practical accommodation” when determining the grant date of an award subject to FASB Statement No. 123(R). If (1) the award is a unilateral grant, that is, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period, and (3) as long as all other criteria in the grant date definition have been met, then a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved.
     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of

FASB Statement No. 123(R). We are currently evaluating our available alternatives for the adoption of FSP 123(R)-3 and have until November 2006 to make our one-time election.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. FASB Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. We have implemented this Statement in fiscal 2007 and currently it has not had an effect on our condensed consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning fiscal 2008. We have not yet evaluated the impact of this implementation on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our carrying value of cash, trade accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented a nominal amount of our revenue for the three months ended June 30, 2006. We also pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of June 30, 2006, we did not have any net revenues from our foreign subsidiaries; these subsidiaries represent a nominal portion of our total assets. We also recorded approximately $2.5 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States, included in loss from discontinued operations on our condensed consolidated statement of operations. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management, with participation of our Chief Executive Officer and Acting Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.
     As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we determined that, as of March 31, 2006, there were five material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective. As described below, we plan to begin the remediation of those material weaknesses during the second quarter of fiscal 2007. Consequently, based on the evaluation described above, the Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer, has concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were not effective.

Management’s Remediation Initiatives
     As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, management determined that, as of March 31, 2006, there were material weaknesses in our internal control over financial reporting relating to (i) ineffective controls relating to the financial closing and reporting process that failed to detect certain accounting errors, (ii) controls related to computer-generated information were not designed appropriately to ensure data integrity as it relates to the accuracy, calculation and recording of revenue, accounts receivable and cost of sales, (iii) controls related to computer-generated information were not designed appropriately to ensure data integrity as it relates to the accuracy, calculation and recording of payments and disbursements to suppliers, (iv) ineffective controls over payroll records and related reconciliations at one of our development studios, and (v) control failures over income tax accounts and related disclosures. Management is currently assembling a dedicated team in the areas of information and technology and finance to spearhead the remediation efforts. Management is also finalizing negotiations with certain third party experts to assist in our remediation efforts. Management believes our remediation efforts will be completed prior to the end of the third quarter of our fiscal year 2007.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     As of June 30, 2006, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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

     On April 19, 2006, we, Atari Interactive, Hasbro, Games, Chicago West Pullman and Ach executed a Settlement Agreement pursuant to which Games paid us (for the benefit of ourselves and Atari Interactive) $1.2 million in full settlement of the lawsuit. Our portion, $0.6 million, was recorded in the first quarter of fiscal 2007.
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
Indigo Moon Productions, LLC v. Hasbro, Inc., et al.
     On August 12, 2005, Indigo Moon filed a lawsuit against Hasbro, Inc., Hasbro Interactive, Atari Interactive, us and Infogrames, Inc. in the United States District Court in the Western District of Kentucky. Indigo Moon alleges that on or about June 28, 2000, Indigo Moon and Hasbro Interactive, Inc. (n/k/a Atari Interactive) entered into a Confidential Information Agreement for sharing information regarding the possibility of cooperating on the production or exploitation of interactive games. Indigo Moon alleges that it provided Atari Interactive with designs and concepts for a computerized version of Clue and that Atari Interactive represented that it would compensate Indigo Moon for its work, but did not. Indigo Moon further alleges that in October 2003 Hasbro, Atari Interactive and/or Infogrames, Inc. (n/k/a Atari) released a Clue FX Game and that in the spring of 2005 Hasbro, Atari Interactive and/or Infogrames, Inc. released Clue Mysteries, each of which allegedly incorporates Indigo Moon’s work. Indigo Moon’s complaint alleges the following specific causes of action: breach of express contract, breach of implied contract, promissory estoppel, quasi-contract and unjust enrichment, breach of a confidential relationship and misappropriation of trade secret; and seeks unspecified damages.
Rafael Curulla v. SAS Atari Europe and Atari, Inc.
     On April 1, 2005, Mr. Curulla, a former employee of Atari Europe filed a Complaint against Atari Europe and Atari, Inc. Mr. Curulla was an employee of Atari Europe who had been assigned to work at Atari’s Santa Monica studio as of December 1, 2001. His assignment in the U.S. was on a three year renewable basis. As of August 31, 2004, Mr. Curulla’s assignment in the U.S. was terminated. Mr. Curulla’s Complaint was lodged before the Industrial Tribunal of Lyon, France (Conseil de Prud’hommes). A hearing took place on October 6, 2005 and a discovery period was established. Mr. Curulla is claiming that he is owed damages for dismissal without serious cause in the amount of 88,674 Euros, a bonus in the amount of 5,494 Euros, compensation for dismissal in the amount of 4,261 Euros, damages under Article 700 of the New Code of Civil Procedure in the amount of 2,000 Euros plus expenses. Discovery closed on January 5, 2006. The next hearing was scheduled to take place on February 16, 2006 at which time all parties were to have an opportunity to make their case. The parties were not prepared to move forward as of February 16, 2006 and the matter has been adjourned until November 2006. Atari Europe has secured representation on behalf of itself and us.
Thomas Licensing, LLC v. Atari Interactive, Inc. and Atari, Inc.
     On May 15, 2006, we were served with a lawsuit by Thomas Licensing. The complaint was filed in Supreme Court in the County of New York. Under a licensing agreement between Thomas Licensing and Atari Interactive, Atari Interactive was granted a license to design, develop, manufacture, distribute, promote and sell interactive computer games on CD-ROM and 3D key-top playsets. In return, Atari Interactive was obligated to make certain payments to Thomas Licensing. Pursuant to intercompany services agreements, we provided services to Atari Interactive in connection with Atari Interactive’s performance under the License Agreement. These services included administering royalty calculations and payments, subject to the review and approval of Atari Interactive. Thomas Licensing alleges that we controlled Atari Interactive and caused Atari Interactive to not make required payments under the License Agreement. Therefore, Thomas Licensing claims that we are equally liable along with Atari Interactive for liabilities to Thomas Licensing. These liabilities include failures to: (i) make certain guaranteed payments, (ii) rectify inconsistencies and mistakes in royalty statements, and (iii) make full payments from the sale and distribution of the licensed products. In total, Thomas Licensing demands a judgment of just over $2 million dollars.
     Pursuant to the intercompany services agreement, Atari Interactive is fully indemnifying us for all damages (including legal fees) that are incurred in this matter. An answer to the complaint was due by June 5, 2006. However,

Atari Interactive sought an extension of time to answer for itself and on behalf of us. Atari, Inc.’s motion to dismiss was filed on July 6, 2006.
Ernst & Young, Inc. v. Atari, Inc.
     On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada.
Item 6. Exhibits
     (a) Exhibits
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

Bruno Bonnell
Chief Executive Officer, Chief Creative Officer, Acting Chief Financial Officer and Chairman (Principal Executive Officer and Duly Authorized Officer)
Date: August 9, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.