Form 10-Q
period 2006-09-30
ATARI INC
filed 2006-11-09
CIK 1002607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
          As of November 7, 2006, there were 134,779,670 shares of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	September 30,
	2006	2006
ASSETS
Current assets:
Cash	$14,948	$10,224
Receivables, net of allowances of $30,918 and $19,249, at March 31, 2006 and September 30, 2006, respectively	12,072	7,239
Inventories, net	20,787	16,756
Due from related parties (Note 7)	4,692	2,579
Prepaid expenses and other current assets	11,345	13,601
Assets of discontinued operations (Note 11)	2,949	1,356

Total current assets	66,793	51,755
Property and equipment, net	6,113	3,935
Goodwill	66,398	54,129
Acquired intangible assets	—	695
Other assets	4,366	5,736

Total assets	$143,670	$116,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,935	$16,764
Accrued liabilities	19,105	21,676
Royalties payable	13,468	3,439
Due to related parties (Note 7)	10,263	5,175
Liabilities of discontinued operations (Note 11)	3,018	300

Total current liabilities	69,789	47,354
Due to related parties – long term (Note 7)	—	803
Long-term liabilities	669	979

Total liabilities	70,458	49,136

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 134,765,510 and 134,779,670 shares issued and outstanding at March 31, 2006 and September 30, 2006, respectively	1,348	1,348
Additional paid-in capital	758,165	758,871
Accumulated deficit	(688,730)	(695,533)
Accumulated other comprehensive income	2,429	2,428

Total stockholders’ equity	73,212	67,114

Total liabilities and stockholders’ equity	$143,670	$116,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenues	$38,358	$28,588	$62,235	$48,062
Costs, expenses, and income:
Cost of goods sold	24,780	15,251	43,169	29,178
Research and product development	15,288	7,321	30,963	14,467
Selling and distribution expenses	7,751	9,317	14,785	14,418
General and administrative expenses	8,221	5,680	16,164	11,115
Restructuring expenses	2,227	204	4,930	334
Gain on sale of intellectual property	—	—	—	(9,000)
Gain on sale of development studio assets	—	(885)	—	(885)
Depreciation and amortization	2,163	1,323	4,395	2,771

Total costs, expenses, and income	60,430	38,211	114,406	62,398

Operating (loss)	(22,072)	(9,623)	(52,171)	(14,336)
Interest (expense) income, net	(297)	116	(345)	233
Other (expense) income	(245)	15	(236)	34

(Loss) before (benefit from) income taxes	(22,614)	(9,492)	(52,752)	(14,069)
(Benefit from) income taxes	(283)	—	(283)	—

(Loss) from continuing operations	(22,331)	(9,492)	(52,469)	(14,069)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,880)	9,803	(5,559)	7,266

Net (loss) income	$(25,211)	$311	$(58,028)	$(6,803)

Basic and diluted net (loss) income per share:
(Loss) from continuing operations	$(0.18)	$(0.07)	$(0.43)	$(0.10)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(0.02)	0.07	(0.04)	0.05

Net (loss) income	$(0.20)	$0.00	$(0.47)	$(0.05)

Basic weighted average shares outstanding	123,773	134,772	122,543	134,769

Diluted weighted average shares outstanding	123,773	134,782	122,543	134,769

See Note 7 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended
	September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(58,028)	$(6,803)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss from discontinued operations of Reflections Interactive Ltd, net of tax	5,559	4,206
Gain on sale of Reflections Interactive Ltd	—	(11,472)
Adjustment for non-cash gain on sale of Reflections Interactive Ltd	—	2,400
Gain on sale of intellectual property	—	(9,000)
Gain on sale of development studio assets	—	(885)
Adjustment for non-cash gain on sale of development studio assets	—	200
Stock-based compensation expense	—	698
Loss on sale of IESA shares	239	—
Non-cash restructuring charges	701	—
Depreciation and amortization	4,395	2,771
Amortization of deferred financing fees	282	115
Gain on sale of property and equipment	—	(74)
Other miscellaneous adjustments to net (loss)	165	(38)
Changes in operating assets and liabilities:
Receivables, net	26,135	4,826
Inventories, net	(9,095)	4,024
Due from related parties	(3,452)	2,112
Due to related parties	9,162	(5,088)
Prepaid expenses and other current assets	4,751	(615)
Accounts payable	6,924	(7,781)
Accrued liabilities	(1,758)	964
Royalties payable	(1,190)	(10,030)
Long-term liabilities	(135)	443
Other assets	703	386

Net cash (used in) continuing operating activities	(14,642)	(28,641)
Net cash (used in) discontinued operations	(8,549)	(5,514)

Net cash (used in) operating activities	(23,191)	(34,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	—	9,000
Increase in restricted cash collateralizing letter of credit	—	(1,764)
Proceeds from sale of development studio assets	—	1,550
Proceeds from sale of IESA shares	10,051	—
Purchases of acquired intangible assets	—	(350)
Purchases of property and equipment	(1,565)	(455)
Proceeds from sale of property and equipment	6	—

Net cash provided by continuing investing activities	8,492	7,981
Net cash (used in) provided by discontinued operations	(193)	21,593

Net cash provided by investing activities	8,299	29,574

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,268	—
Proceeds from exercise of stock options	115	8
Payments under capitalized lease obligation	(90)	(160)

Net cash provided by (used in) continuing financing activities	7,293	(152)

Effect of foreign exchange rates on cash	(18)	9

Net (decrease) in cash	(7,617)	(4,724)
Cash — beginning of fiscal period	9,988	14,948

Cash — end of fiscal period	$2,371	$10,224

(continued)

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
(continued)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$125	$43
Income tax refunds	$1,403	$—
Income tax payments	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
INVESTING, AND FINANCING ACTIVITIES
Escrow receivable in connection with sale of Reflections Interactive Ltd	$—	$2,400
Escrow receivable in connection with sale of development studio assets	$—	$200
Additional consideration accrued for purchase of acquired intangible assets	$—	$345
Consideration accrued for purchase of capitalized licenses	$2,060	$1,887
Receivable from third party for sale of property and equipment	$—	$179
Receipt of IESA stock for prepayment of Humongous, Inc. inventory and other costs	$1,972	$—
Issuance of 1,557,668 shares of common stock in lieu of partial royalty payment	$2,113	$—
Sale of Humongous Entertainment in exchange for shares of IESA stock	$8,318	$—
Issuance of 6,145,051 shares of common stock in lieu of payment of net related party payables	$7,988	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2006	134,765	$1,348	$758,165	$(688,730)	$2,429	$73,212
Comprehensive loss:
Net (loss)	—	—	—	(6,803)	—	(6,803)
Foreign currency translation adjustment	—	—	—	—	(1)	(1)

Total comprehensive loss						(6,804)

Exercise of stock options	14	—	8	—	—	8
Stock-based compensation expense	—	—	698	—	—	698

Balance, September 30, 2006	134,779	$1,348	$758,871	$(695,533)	$2,428	$67,114

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
     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At September 30, 2006, IESA owns approximately 51% of us through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”). As a result of this relationship, we have significant related party transactions (Note 7).
   Going Concern
     On January 18, 2006, HSBC Business Credit (USA) Inc. (“HSBC”) notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. On May 31, 2006, our credit facility with HSBC expired. Due to our historical losses and negative cash flows from operations, as well as our current financial position, we have had difficulties obtaining an alternative method of short-term financing. Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
     The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a new credit facility, new arrangements to license intellectual property, and the sale of selected intellectual property rights. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include further personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
     Since April 2006, we have raised approximately $35.0 million through the sale of a certain intellectual property (Note 13) and the divestiture of our internal development studios (Notes 10 and 11) and have secured a three-year revolving credit facility (Note 15). However, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
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
   Reclassifications
     We have made certain reclassifications on our condensed consolidated statements of operations in order to provide better insight into the results of operations and to align our presentation to certain industry competitors. We have moved license amortization and license impairments related to products released or previously sold from research and product development to cost of goods sold. Additionally, we have eliminated the gross profit line item and added a subtotal of total costs, expenses, and income on our condensed consolidated statements of operations.
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

     Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and product development expenses. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization, when appropriate, over each product’s life cycle. Such change may be implemented prospectively in fiscal 2008. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.
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
   Fair Values of Financial Instruments
     Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Cash, accounts receivable, inventory, prepaid expenses and other current assets, acquired intangible assets, other assets, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties reflected in the condensed consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.
   Long-Lived Assets
     We review long-lived assets, such as property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated fair value of the asset is less than the carrying amount of the asset plus the cost to dispose, an impairment loss is recognized as the amount by which the carrying amount of the asset plus the cost to dispose exceeds its fair value, as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
   Goodwill and Acquired Intangible Assets
     Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment annually or when there are any indications of impairment. As of March 31, 2006, our annual fair value-based assessment, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” did not result in any impairment of goodwill. Upon the sale of our wholly-owned studio Reflections Interactive Ltd ("Reflections") (Note 11), we performed an additional goodwill impairment analysis. As of September 30, 2006, there are no indications of any impairment of goodwill.
     Intangible assets are assets that lack physical substance. As of September 30, 2006, our acquired intangible assets are comprised of capitalized website development costs (related to Atari Online website), which are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-02, “Accounting for Web Site Development Costs,” as well as a purchased URL. EITF 00-02 requires that web site development costs be treated as computer software developed for internal use, and that costs incurred in the application and development stages be capitalized in accordance with AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with FASB Statement No. 142, since our acquired intangible assets have an indefinite life, they will not be amortized, but will be tested for impairment annually or when there are any indications of impairment.
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
   Recent Accounting Pronouncements
     Effective April 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payments,” issued in December 2004. FASB Statement No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 2 for further information regarding this adoption.
     In October 2005, the FASB issued FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” The FASB provides companies with a “practical accommodation” when determining the grant date of an award subject to FASB Statement No. 123(R). If (1) the award is a unilateral grant, that is, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period, and (3) as long as all other criteria in the grant date definition have been met, then a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved.
     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”). FSP 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). We are currently evaluating our available alternatives for the adoption of FSP 123(R)-3 and have until March 31, 2007 to make our one-time election.
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
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning fiscal 2008. We have not yet evaluated the impact of this implementation on our condensed consolidated financial statements.
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, but early application is encouraged. We have not yet evaluated the impact of this implementation on our condensed consolidated financial statements.
     During the three months ended September 30, 2006, the SEC finalized the rule on disclosure requirements for executive and director compensation. The final rule increases the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and up to three of the other most highly paid officers, and requires tabular presentation of all director compensation. The new requirements are effective in Forms 8-K for triggering events that occur on or after November 7, 2006, and in Forms 10-K for fiscal years ending on or after December 15, 2006. The disclosure requirements will go into effect for us on Form 10-K for the fiscal year ended March 31, 2007.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning balance of retained earnings. The provisions of SAB No. 108 are effective for the us for the fiscal year ending March 31, 2007. The adoption of SAB No. 108 is not expected to have a material impact on our condensed consolidated financial statements.

NOTE 2 – STOCK-BASED COMPENSATION
     Effective April 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense at fair value for employee stock awards. Through March 31, 2006, we accounted for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Any equity instruments issued, other than to employees, for acquiring goods and services were accounted for using fair value at the date of grant. We also previously adopted the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” which required us to disclose pro forma information as if we had applied fair value recognition provisions.
     We have adopted FASB Statement No. 123(R) using the modified prospective method in which we are recognizing compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Under this transition method, the measurement as well as our method of amortization of costs for share-based payments granted prior to, but not vested as of, April 1, 2006 would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our FASB Statement No. 123 pro forma disclosure. Prior period results have not been restated, as provided for under the modified prospective method.
     At September 30, 2006, we had one stock incentive plan, under which we could issue a total of 15,000,000 shares of common stock as stock options or restricted stock, of which 8,944,433 were still available for grant as of September 30, 2006. Upon approval of this plan, our previous stock option plans were terminated, and we were no longer able to issue options under those plans; however, options originally issued under the previous plans continue to be outstanding. All options granted under our current and previous plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant; options vest over four years and expire in ten years.
     The recognition of stock-based compensation expense increased our loss from continuing operations, our loss before provision for income taxes, and our net income (loss) by $0.4 million and $0.7 million for the three months and six months ended September 30, 2006, respectively, and had no effect on our basic or diluted earnings per share amount. We have recorded a full valuation allowance against our net deferred tax asset, so the settlement of stock-based compensation awards will not result in tax deficiencies that could impact our condensed consolidated statement of operations. Because the tax deduction from current period settlement of awards has not reduced taxes payable, the settlement of awards has no effect on our cash flow from operating and financing activities. Additionally, we will be computing our historical additional paid in capital pool for excess tax benefits relating to stock based compensation awards by March 31, 2007.
     The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statement of operations (in thousands):

	Three Months	Six Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Research and product development	$70	$109
Selling and distribution expenses	(11)	29
General and administrative expenses	298	560
     The weighted average fair value of options granted during the three months ended September 30, 2005 and 2006 was $1.72 and $0.46, respectively. The weighted average fair value of options granted during the six months ended September 30, 2005 and 2006 was $1.77 and $0.46, respectively. The fair value of our options is estimated using the Black-Scholes option pricing model. This model requires assumptions regarding subjective variables that impact the estimate of fair value. Our policy for attributing the value of graded vest share-based payment is a single option straight-line approach. The following table summarizes the assumptions used to compute the weighted average fair value of option grants:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Weighted average risk-free interest rate	4.00%	4.60%	4.00%	4.60%
Anticipated volatility	97%	85%	97%	85%
Dividend yield	0%	0%	0%	0%
Remaining life in years	4	4	4	4

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
     The following table illustrates the effect on (loss) from continuing operations and net (loss) for the three months and six months ended September 30, 2005 if we had applied the fair value recognition provisions of the FASB Statement No. 123(R), to stock-based employee compensation (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
(Loss) from continuing operations:
Basic and diluted — as reported	$(22,331)	$(52,469)
Add: Stock-based employee compensation expense included in reported (loss) from continuing operations, net of related tax effects	434	701
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(518)	(968)

Basic and diluted — pro forma (loss) from continuing operations	$(22,415)	$(52,736)

(Loss) from continuing operations per share:
Basic and diluted — as reported	$(0.18)	$(0.43)
Basic and diluted — pro forma	$(0.18)	$(0.43)

Net (loss):
Basic and diluted — as reported	$(25,211)	$(58,028)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	434	701
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(518)	(968)

Basic and diluted — pro forma net (loss)	$(25,295)	$(58,295)

Net (loss) per share:
Basic and diluted — as reported	$(0.20)	$(0.47)
Basic and diluted — pro forma	$(0.20)	$(0.48)
The following table summarizes our option activity under our stock-based compensation plans:

		Weighted	Weighted Average
		Average	Remaining
	Shares	Exercise Price	Contractual Term
	(in thousands)		(years)
Options outstanding at March 31, 2006	7,518	$7.80
Granted	6,056	0.73
Exercised	(14)	0.34
Forfeited	(622)	1.54
Expired	(1,408)	13.63

Options outstanding at September 30, 2006	11,530	$3.72	7.9

Options exercisable at September 30, 2006	4,552	$7.82	5.4

As of September 30, 2006, the aggregate intrinsic value related to options outstanding and exercisable was nominal. As of September 30, 2006, the total future unrecognized compensation cost related to outstanding unvested options is $4.1 million, which will be recognized as compensation expense over the remaining weighted average vesting period of 2.0 years.
NOTE 3 – NET (LOSS) INCOME PER SHARE
     Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) income per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans, including stock options and warrants, using the treasury stock method. The following is a reconciliation of basic and diluted (loss) from continuing operations and net (loss) income per share (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006
Basic and diluted earnings per share calculation:
(Loss) from continuing operations	$(22,331)	$(9,492)	$(52,469)	$(14,069)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,880)	9,803	(5,559)	7,266

Net (loss) income	$(25,211)	$311	$(58,028)	$(6,803)

Basic weighted average shares outstanding	123,773	134,772	122,543	134,769
Diluted weighted average shares outstanding	123,773	134,782	122,543	134,769

Basic and diluted (loss) from continuing operations per share	$(0.18)	$(0.07)	$(0.43)	$(0.10)
Basic and diluted (loss) income from discontinued operations of Reflections Interactive Ltd, net of tax, per share	(0.02)	0.07	(0.04)	0.05

Basic and diluted net (loss) income per share	$(0.20)	$0.00	$(0.47)	$(0.05)

     The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months ended September 30, 2005 and 2006 was 9,983,000 and 9,510,000, respectively, and for the six months ended September 30, 2005 and 2006 was 9,736,000 and 7,744,000, respectively. For the three months ended September 30, 2005, and the six months ended September 30, 2005 and 2006, the shares were antidilutive due to the net loss for each respective period. For the three months ended September 30, 2006, stock options and warrants for which the exercise price is greater than the average market price of the common shares made up the antidilutive shares.
NOTE 4 – CONCENTRATION OF CREDIT RISK
     As of March 31, 2006, we had four customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2006	2006
	% of Accounts Receivable	% of Net Revenues
Customer 1	25%	13%
Customer 2	15%	13%
Customer 3	14%	31%
Customer 4	11%	9%

	65%	66%

     As of September 30, 2006, we had two customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the six months ended
	September 30,	September 30,
	2006	2006
	% of Accounts Receivable	% of Net Revenues
Customer 1	53%	13%
Customer 2	11%	7%

	64%	20%

     Due to the timing of an aggressive pricing program which took effect for customers on June 1, 2006, combined with the timing of cash receipts and lower sales in the period, certain customers were in net credit balance positions within our accounts receivable. As a result, $4.5 million was reclassified to accrued liabilities to properly state our assets and liabilities as of September 30, 2006. As of March 31, 2006, we reclassified credit balances of $0.4 million.
     With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable balance.
NOTE 5 – BALANCE SHEET DETAILS
Inventories
     Inventories consist of the following (in thousands):

	March 31,	September 30,
	2006	2006
Finished goods, net	$18,608	$14,569
Return inventory, net	2,106	2,178
Raw materials, net	73	9

	$20,787	$16,756

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	September 30,
	2006	2006
Licenses short-term	$5,683	$7,194
Escrow receivable in connection with sale of Reflections	—	2,400
Royalties receivable	2,118	1,393
Prepaid insurance	872	360
Atari name license	305	—
Other prepaid expenses and current assets	2,367	2,254

	$11,345	$13,601

Goodwill and Acquired Intangible Assets
     The following is a rollforward of goodwill and acquired intangible assets for the period (in thousands):

	Balance at			Balance at
	March 31,			September 30,
	2006	Additions	Dispositions	2006
Goodwill	$66,398	$—	$(12,269)	$54,129
Acquired intangible assets	—	695	—	695

     In the current period, we allocated $12.3 million of goodwill to the sale of Reflections and related Driver intellectual property (Note 11). Additionally, we capitalized as acquired intangible assets $0.7 million of costs incurred with several third party contractors in connection with the development of our Atari Online website, as well as costs incurred to purchase a URL.
Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	March 31,	September 30,
	2006	2006
Accrued advertising	$3,772	$4,597
Accounts receivable credit balances (Note 4)	381	4,492
Accrued distribution services	3,713	2,924
Accrued third party development expenses	1,411	2,596
Accrued professional fees and other services	1,665	1,984
Accrued salary and related costs	1,943	1,782
Restructuring reserve (Note 12)	2,163	442
Accrued freight and handling fees	1,029	408
Deferred income	381	262
Other	2,647	2,189

	$19,105	$21,676

NOTE 6 – INCOME TAXES
     As of September 30, 2006, we have combined net operating loss carryforwards of approximately $536.0 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2027. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). A full valuation allowance has been recorded against our net deferred tax asset of $229.2 million based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
     During the three months and six months ended September 30, 2005, we recorded a $0.3 million tax expense reduction with respect to the reversal of an income tax reserve pursuant to a successful IRS examination of the tax year ended June 30, 2003 completed in the prior period. During the three months and six months ended September 30, 2006, no net tax provisions were recorded due to the anticipation of a net loss for the current fiscal year.
NOTE 7 – RELATED PARTY TRANSACTIONS
Relationship with IESA
     As of September 30, 2006, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive, Inc. (“Atari Interactive”) and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. During the six months ended September 30, 2005 and 2006, international royalties earned from IESA were the source of 6% and 2%, respectively, of our net revenues. Additionally, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 59% and 28%, respectively, of our net publishing product revenue for the six months ended September 30, 2005 and 2006.
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
Summary of Related Party Transactions
     The following table provides the details of related party amounts within each line of our condensed consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30
Income (expense)	2005	2006	2005	2006
Net revenues	$38,358	$28,588	$62,235	$48,062

Related party activity:
Royalty income (1)	3,780	1,868	3,997	977
License income (1)	74	485	184	1,499
Sale of goods	151	188	262	390
Production and quality and assurance testing services	313	1,458	687	2,290

Total related party net revenues	4,318	3,999	5,130	5,156

Cost of goods sold	(24,780)	(15,251)	(43,169)	(29,178)

Related party activity:
Distribution fee for Humongous, Inc. product	(1,227)	(2,033)	(1,227)	(3,245)
Royalty expense (2)	(1,557)	(335)	(2,173)	(1,712)

Total related party cost of goods sold	(2,784)	(2,368)	(3,400)	(4,957)

Research and product development	(15,288)	(7,321)	(30,963)	(14,467)

Related party activity:
Development expenses (3)	(4,239)	(2,031)	(8,283)	(5,327)
Other miscellaneous development services	(47)	4	(69)	9

Total related party research and product development	(4,286)	(2,027)	(8,352)	(5,318)

Selling and distribution expenses	(7,751)	(9,317)	(14,785)	(14,418)

Related party activity:
Miscellaneous purchase of services	—	(79)	(8)	(79)

Total related party selling and distribution expenses	—	(79)	(8)	(79)

General and administrative expenses	(8,221)	(5,680)	(16,164)	(11,115)

Related party activity:
Management fee revenue	463	740	1,213	1,520
Management fee expense	(750)	(750)	(1,500)	(1,500)
Office rental and other services (4)	60	46	(32)	92

Total related party general and administrative expenses	(227)	36	(319)	112

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30
Income (expense)	2005	2006	2005	2006
Restructuring expenses	(2,227)	(204)	(4,930)	(334)

Related party activity:
Related party rent expense (4)	(115)	(116)	(408)	(233)

Total related party restructuring expenses	(115)	(116)	(408)	(233)

(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,880)	9,803	(5,559)	7,266

Related party activity:
Royalty income (1)	(111)	(314)	(326)	(706)

Total related party loss from discontinued operations	(111)	(314)	(326)	(706)

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns. Additionally, we earn license income from related parties iFone and Glu Mobile (see below).

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns. Additionally, we pass back to Atari Europe worldwide licensing income received by us, on which Atari Europe will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize the income pass back as a reduction of third party licensing income.

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.

(4)	In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. During fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guaranty.
We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third party broker’s commission, was recognized during fiscal 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the three months and six months ended September 30, 2005 and 2006, a nominal amount of income was recognized in each period. As of September 30, 2006, the remaining balance of approximately $0.4 million is deferred and is being recognized over the life of the sub-lease. Although the Beverly studio was closed as part of management’s restructuring plan (Note 12), the space has not been sublet to date.
Additionally, we provide management information systems services to Atari Australia and Atari Asia Pacific for which we are reimbursed. The charge is calculated as a percentage of our costs, based on usage, which is agreed upon by the parties.
The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,	September 30,
	2006	2006
Due from/(Due to) – current
IESA (1)	$(743)	$(703)
Atari Europe (2)	4,054	(125)
Eden Studios (3)	(2,235)	(632)
Paradigm (3)	(721)	—
Atari Melbourne House (3)	(434)	(853)
Humongous, Inc. (4)	(2,341)	(2,736)

	March 31,	September 30,
	2006	2006
Atari Interactive (5)	(3,704)	2,239
Other miscellaneous net receivables	553	214

Net due to related parties – current	(5,571)	(2,596)

Due from/(Due to) – long-term
Atari Interactive (see Atari Name License below)	—	(803)

Net due to related parties	$(5,571)	$(3,399)

          The current balances reconcile to the balance sheet as follows (in thousands):

	March 31,	September 30,
	2006	2006
Due from related parties	$4,692	$2,579
Due to related parties	(10,263)	(5,175)

Net due to related parties – current	$(5,571)	$(2,596)

(1)	Balances comprised primarily of the management fees charged to us by IESA and other charges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Represents net payables for related party development activities. (Note: Paradigm was sold to a third party in the first quarter of the current fiscal year.)

(4)	Represents distribution fees owed to Humongous, Inc., a related party, related to sale of their product, as well as liabilities for inventory purchased.

(5)	Comprised primarily of receivables related to management fee revenue and production and quality and assurance testing services revenue earned from Atari Interactive.
Atari Name License
          In May 2003, we changed our name to Atari, Inc. upon obtaining rights to use the Atari name through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). In connection with a debt recapitalization in September 2003, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 2,000,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which was being amortized monthly and which became fully amortized during the current period. The monthly amortization was based on the total estimated cost to be incurred by us over the ten-year license period. Upon full amortization of the deferred charge, we began recording a long-term liability at $0.2 million per month, to be paid to Atari Interactive beginning in year six of the term of the license. During the three months and six months ended September 30, 2005, we recorded expense of $0.8 million and $1.7 million, respectively, recorded against the deferred charge. During the three months and six months ended September 30, 2006, we recorded expense of $0.6 million and $1.1 million, respectively, and as of September 30, 2006, $0.8 million relating to this obligation is included in due to related party – long term.
Issuance of Common Stock to Related Parties
          In the quarter ended September 30, 2005, we entered into two transactions with our majority stockholder, IESA, to settle certain outstanding related party balances through the issuance of an aggregate of 6,145,051 shares of our common stock. See Related Party Payables and Settlement of Indebtedness below.
•	Related Party Payables
          On September 15, 2005, we and IESA entered into an Agreement Regarding Issuance of Shares (“Related Party Share Issuance”) for 4,881,533 shares of our common stock. These shares represented payment for development costs incurred and other net trade payables that had been incurred in the ordinary course of business due to IESA and several of its subsidiaries. The common stock issued to IESA was valued at $1.30 (market price at the date of the agreement) per share and paid $6.4 million of related party invoices.
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
Related Party Transactions with Employees or Former Employees
•	Consulting Agreement with Ann Kronen
          On November 8, 2006, we entered into a Consulting Agreement with Ann E. Kronen, a member of our Board of Directors (the “Kronen Agreement”). The term of the Kronen Agreement commences effective August 1, 2006 and ends on March 31, 2007, with automatic one year extensions unless terminated on thirty days notice prior to the end of the current term. Pursuant to the Consulting Agreement, Ms. Kronen will provide (i) product development, and (ii) business development and relationship management services on behalf of us, for which she will be compensated approximately $0.1 million over the remainder of fiscal 2007 in monthly payments, and reimbursement for any reasonable and pre-approved expenses incurred in connection with such services.
•	Compromise Agreement with Martin Lee Edmondson
          On August 31, 2005, pursuant to a Compromise Agreement executed on August 12, 2005 between us, Reflections, and Martin Lee Edmondson, a former employee of Reflections, we issued 1,557,668 shares to Mr. Edmondson as part of the full and final settlement of a dismissal claim and any and all other claims that Mr. Edmondson had or may have had against us and Reflections, except for personal injury claims, accrued pension rights, non-waivable claims, claims to enforce rights under the Compromise Agreement, and claims for financial compensation for services rendered (if any) in connection with our game Driver: Parallel Lines. The share issuance was valued at $2.1 million and the issuance was recorded as a reduction of royalties payable. The Compromise Agreement also included a cash payment of $2.2 million paid in twelve equal installments beginning on September 1, 2005, as well as a one time payment of $0.4 million payable on September 1, 2005. The expense related to this settlement was fully recorded during fiscal 2005. As of September 30, 2006, the balance was fully paid.
•	Purchase of iFone by Glu Mobile
          During fiscal 2006, we recorded license income from two parties, iFone and Glu Mobile. A member of our Board of Directors, Denis Guyennot, was a consultant for iFone, and a former member of our Board, David Ward, is the Chairman of the Board of iFone; therefore iFone was treated as a related party, with license income included in net revenues and royalties receivable included in due from related parties (see above). In April 2006, iFone was purchased by Glu Mobile, and additionally, Mr. Guyennot is now the Chief Executive Officer of Glu Mobile’s activities in Europe, the Middle East, and Africa. Therefore, Glu Mobile began to receive treatment as a related party in fiscal 2007. During the three months and six months ended September 30, 2005, license income recorded from iFone was $0.1 million and $0.2 million, respectively. During the three months and six months ended September 30, 2006, license income recorded from iFone/Glu Mobile was $0.5 million and $1.5 million, respectively. As of March 31, 2006, royalties receivable from iFone and Glu Mobile were $0.4 million (included in due from related parties) and $0.5 million (included in prepaid expenses and other current assets), respectively. As of September 30, 2006, there were no receivables from iFone/Glu Mobile.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Contractual Obligations
          As of September 30, 2006, royalty and license advance obligations, milestone payments and future minimum lease payments under non-cancelable operating and capital lease obligations are summarized as follows (in thousands):

			Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Through	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

September 30, 2007	$1,428	$5,290	$1,910	$298	$8,926
September 30, 2008	100	105	3,601	91	3,897
September 30, 2009	75	—	3,312	—	3,387
September 30, 2010	75	—	3,246	—	3,321
September 30, 2011	—	—	3,228	—	3,228
Thereafter	—	—	26,600	—	26,600

Total	$1,678	$5,395	$41,897	$389	$49,359

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately. Included in the total contractual obligations of $5.4 million are payments of $2.3 million to be made to related party development studios.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2007 through fiscal 2022. These are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $2.5 million of sublease income to be received from fiscal 2007 through fiscal 2009. Rent expense and sublease income for the three months and six months ended September 30, 2005 and 2006 is as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2006	2005	2006
Rent expense	$1,041	$880	$2,349	$1,630
Sublease income	(158)	(62)	(287)	(178)

• Renewal of New York lease

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, which will be recorded as a deferred credit as the improvements are recorded, and will be amortized against rent expense over the life of the lease. We provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.8 million, which has been cash collateralized and is included in other assets on our condensed consolidated balance sheet.

(4)	We have entered into several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2006, the net book value of the assets, included within property and equipment on the balance sheet, was $0.5 million, net of accumulated depreciation of $0.3 million. As of September 30, 2006, the net book value of the assets was $0.2 million, net of accumulated depreciation of $0.4 million.

Litigation
          As of September 30, 2006, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
          Pursuant to the intercompany services agreement, Atari Interactive is fully indemnifying us for all damages (including legal fees) that are incurred in this matter. An answer to the complaint was due by June 5, 2006. However, Atari Interactive sought an extension of time to answer for itself and on behalf of us. Our motion to dismiss was filed on July 6, 2006. Thomas Licensing’s amended complaint was filed in July 2006, and our answer to the amended complaint was filed in August 2006. Settlement discussions commenced in September 2006. Thomas Licensing issued discovery requests to us in October 2006.
Ernst & Young, Inc. v. Atari, Inc.
          On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada. Our answer and counterclaim were filed in August of 2006 and we initiated discovery against Ernst & Young at the same time. Settlement discussions commenced in September 2006 and are on-going.
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
          On January 18, 2006, HSBC notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. On May 31, 2006, the revolving credit facility with HSBC expired. As of such date, we had no obligations outstanding under the credit facility. In November 2006, we entered into a revolving credit facility with Guggenheim Corporate Financing LLC (Note 15).
NOTE 10 – GAIN ON SALE OF DEVELOPMENT STUDIO ASSETS
Sale of Shiny Entertainment
          In September 2006, we sold to a third party certain development assets of our Shiny Entertainment studio (“Shiny”) for $1.8 million. We recorded a gain of $0.9 million, which represented the difference between the proceeds from the sale and the net book value of the property and equipment sold. There was no allocation of goodwill to Shiny as a result of this sale, as it has been determined that the Shiny studio did not constitute a business in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The gain on sale is reflected on the face of our condensed consolidated statements of operations for the three and six months ended September 30, 2006.
NOTE 11 – DISCONTINUED OPERATIONS
Sale of Humongous and Discontinued Operations Treatment
          In the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” management committed to a plan to divest of Humongous. During the second quarter of fiscal 2006, selected Humongous assets were sold to our majority stockholder, IESA in exchange for 4,720,771 of their shares valued at $8.3 million. Humongous’ book value approximated $4.7 million and consisted primarily of intellectual property, existing inventory, license rights, and an allocation of goodwill of $3.8 million. The difference of approximately $3.6 million between the sale price and the Humongous’ book value was recorded to additional paid-in capital, as no gain can be recorded on sales of businesses with entities under common control.
          Additionally, IESA advanced approximately $2.0 million, totaling 1,119,390 of their shares, for certain future costs related to platform royalty advances, manufacturing costs and milestone payments that we have subsequently paid on behalf of Humongous, Inc. In the aggregate, we received 5,840,161 shares of IESA (“IESA Shares”).
          In connection with the above transactions, on August 22, 2005, we and IESA entered into an agreement, pursuant to which we agreed to cooperate with regard to the sale of some or all of the IESA Shares received. Therefore, in September 2005, the IESA Shares were sold for $10.1 million and we realized a loss of $0.2 million included in other income (expense) as part of net loss in the three months and six months ended September 30, 2005. We did not incur any additional expenses in conjunction with this transaction.
          Immediately following the sale, we entered into a Distribution Agreement, dated as of August 22, 2005, (the “Humongous Distribution Agreement”), with Humongous, Inc. (formerly Humongous), a newly formed wholly-owned subsidiary of IESA, under which we were to be the sole distributor in the US, Canada, and Mexico of products developed by Humongous, Inc. This agreement had a term through March 31, 2006, with an option to extend through March 31, 2007, at the discretion of Humongous, Inc. Although this distribution agreement was expected to generate continuing cash flows from the distribution of their product, it was expected that IESA would have sold Humongous, Inc. to a third party within twelve months from the disposal date of August 22, 2005. During the current period, we have determined that, while Humongous is expected to be sold, the potential buyer has requested us to continue to distribute Humongous, Inc.’s products beyond the assessment period ending August 22, 2006, and therefore will not eliminate our significant continuing involvement. Therefore under guidance established under FASB Statement No. 144, we no longer qualify to consider Humongous a discontinued operation and have reclassified its results back to continuing operations and its assets and liabilities as held and used beginning in our Annual Report on Form 10-K for the year ended March 31, 2006.

Sale of Reflections
          In August 2006, we sold to a third party the Driver intellectual property and certain assets of Reflections for $24.0 million. We maintained sell-off rights for three months for all Driver products, excluding Driver: Parallel Lines, which we will maintain until the end of the third quarter of the current fiscal year. The tangible assets included in the sale were property and equipment only. Goodwill allocated to Reflections approximated $12.3 million. During the second quarter of fiscal 2007, we recorded a gain in the amount of the difference between the proceeds from the sale and the net book value of Reflections’ property and equipment and the goodwill allocation. The gain recorded was approximately $11.5 million, and was included in (loss) income from discontinued operations of Reflections (see below).
•	Balance Sheets
          At March 31, 2006 and September 30, 2006, the assets and liabilities of Reflections are presented separately on our condensed consolidated balance sheets. The balances at September 30, 2006 represent assets and liabilities associated with Reflections and the Driver franchise that were not included in the sale. The components of the assets and liabilities of discontinued operations are as follows (in thousands):

	March 31, 2006	September 30, 2006
Assets:
Cash	$438	$19
Inventory, net	574	160
Prepaid expenses and other current assets	1,222	679
Property and equipment, net	251	—
Other non-current assets	464	498

Total assets	$2,949	$1,356

Liabilities:
Accounts payable	$874	$135
Accrued liabilities	731	165
Royalty payable	1,413	—

Total liabilities	$3,018	$300

•	Results of Operations
          As Reflections represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the condensed consolidated statements of operations. Net revenues and (loss) income from discontinued operations, net of tax, for the three months and six months ended September 30, 2005 and 2006, respectively, are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenues	$362	$(105)	$946	$203

(Loss) from operations of Reflections Interactive Ltd	(2,880)	(1,669)	(5,559)	(4,206)
Gain on sale of Reflections Interactive Ltd	—	11,472	—	11,472

(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	$(2,880)	$9,803	$(5,559)	$7,266

NOTE 12 – RESTRUCTURING
          During the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” management announced a restructuring plan to strengthen our competitive position in the marketplace as well as enhance shareholder value. During the three months ended September 30, 2005 and 2006, we recorded restructuring expenses of $2.2 million and $0.2 million, respectively, and during the six months ended September 30, 2005 and 2006, we recorded expenses of $4.9 million and $0.3 million, respectively, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. Also included in this charge, in accordance with FASB Statement No. 146, is the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices. The charge for restructuring is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Severance and retention expenses	$1,057	$41	$2,907	$41
Lease related costs	335	160	728	273
Modification of stock options	137	—	404	—
Fixed asset write offs	443	—	443	—
Miscellaneous costs	255	3	448	20

Total	$2,227	$204	$4,930	$334

          During the three months and six months ended September 30, 2005, the charge of $0.1 million and $0.4 million, respectively, for the modification of stock options was recorded as part of the termination agreement with certain employees as an increase to additional paid-in capital. No such expense was recorded during the three months and six months ended September 30, 2006. Additionally, the charge of $0.4 million for fixed asset write offs during the three months and six months ended September 30, 2005 was recorded as a decrease to property and equipment, net. No write offs occurred during the three months and six months ended September 30, 2006. We expect to incur nominal costs through the remainder of fiscal 2007.
          The following is a reconciliation of our restructuring reserve from March 31, 2006 to September 30, 2006 (in thousands):

	Balance at			Cash payments,	Balance at
	March 31, 2006	Accrued Amounts	Reclasses	net	September 30, 2006
Short term
Severance and retention	$1,886	$41	$—	$(1,611)	$316
Lease related costs	245	273	44	(436)	126
Miscellaneous costs	32	20	—	(52)	—

Total	2,163	334	44	(2,099)	442

Long term
Severance and retention	—	—	—	—	—
Lease related costs	56	—	(44)	—	12

Total	56	—	(44)	—	12

Total	$2,219	$334	$—	$(2,099)	$454

NOTE 13 – SALE OF INTELLECTUAL PROPERTY
          In the first quarter of fiscal 2007, we entered into a Purchase and Sale Agreement with a third party to sell and assign all rights, title, and interest in the Stuntman franchise, along with a development agreement with the current developer for the creation of this game. The proceeds from the sale were $9.0 million, which has been received as of September 30, 2006 and was recorded as a gain on sale of intellectual property during the six months ended September 30, 2006.
NOTE 14 – OPERATIONS BY REPORTABLE SEGMENTS
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
          The following summary represents the consolidated net revenues, operating (loss) income, depreciation and amortization, and interest (expense) income by reportable segment for the three months and six months ended September 30, 2005 and 2006 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended September 30, 2005:
Net revenues	$22,568	$15,790	$—	$38,358
Operating (loss) income (1)	(13,203)	2,646	(9,288)	(19,845)
Depreciation and amortization	(457)	—	(1,706)	(2,163)
Interest (expense), net	—	—	(297)	(297)
Six months ended September 30, 2005:
Net revenues	$35,005	$27,230	$—	$62,235
Operating (loss) income (1)	(31,267)	1,947	(17,921)	(47,241)
Depreciation and amortization	(954)	—	(3,441)	(4,395)
Interest (expense), net	—	—	(345)	(345)
Three months ended September 30, 2006:
Net revenues	$23,130	$5,458	$—	$28,588
Operating (loss) income (1)	(3,994)	1,466	(6,891)	(9,419)
Depreciation and amortization	(171)	—	(1,152)	(1,323)
Interest income, net	—	—	116	116
Six months ended September 30, 2006:
Net revenues	$32,894	$15,168	$—	$48,062
Operating (loss) income (1)	(3,057)	2,446	(13,391)	(14,002)
Depreciation and amortization	(373)	—	(2,398)	(2,771)
Interest income, net	—	—	233	233

(1)	Operating loss for the Corporate segment for the three months ended September 30, 2005 and 2006, excludes restructuring charges of $2.2 million and $0.2 million, respectively, and for the six months ended September 30, 2005 and 2006 excludes $4.9 million and $0.3 million, respectively. Including restructuring charges, total operating loss for the three months ended September 30, 2005 and 2006 is $22.1 million and $9.6 million, respectively, and for the six months ended September 30, 2005 and 2006 is $52.2 million and $14.3 million, respectively.
NOTE 15 – SUBSEQUENT EVENTS
     Guggenheim Financing
          On November 3, 2006, we entered into a three-year secured revolving credit facility with Guggenheim Corporate Funding, LLC, as the administrative agent to a syndicate of lenders, which provides up to $15.0 million of credit availability based upon accounts receivable. The credit facility is secured by liens on substantially all of our assets.

     Reverse Stock Split
          Our Board of Directors approved a plan to seek stockholder approval for a one-for-ten reverse stock split, which would require an amendment to our certificate of incorporation. The split would reduce the number of outstanding shares of common stock to one-tenth of the current amount. If approved, the resulting stock price would exceed the Nasdaq Global Market $1.00 minimum bid price requirement. We have filed preliminary proxy materials with the SEC and anticipate holding a special stockholders meeting within a reasonable time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and expected future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some of the factors which could cause our results to differ materially include the following: the loss of key customers, such as Wal-Mart, Best Buy, Target, and GameStop; delays in product development and related product release schedules; inability to secure capital; inability to adapt to the rapidly changing industry technology, including new console technology; inability to maintain relationships with leading independent video game software developers; inability to maintain or acquire licenses to intellectual property; fluctuations in our quarterly net revenues or results of operations based on the seasonality of our industry; and the termination or modification of our agreements with hardware manufacturers. Please see the “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, or in our other filings with the Securities and Exchange Commission (“SEC”) for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, we disclaim any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Going Concern
          On January 18, 2006, HSBC notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. On May 31, 2006, our credit facility with HSBC expired. Due to our historical losses and negative cash flows from operations, as well as our current financial position, we have had difficulties obtaining an alternative method of short-term financing. Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
          The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a new credit facility, new arrangements to license intellectual property, and the sale of selected intellectual property rights. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include further personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
          Since April 2006, we have raised approximately $35.0 million through the sale of a certain intellectual property (Note 13) and the divestiture of our internal development studios (Note 10 and 11) and have secured a three-year revolving credit facility (Note 15). However, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
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
          In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by third party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, GameStop, and Target accounted for approximately 34.4%, 13.4%, and 12.3%, respectively, of net revenues for the six months ended September 30, 2006.
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
          For the three months ended September 30, 2005 and 2006, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $12.4 million and $4.6 million, respectively. For the six months ended September 30, 2005 and 2006, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $22.0 million and $8.8 million, respectively. As of March 31, 2006 and September 30, 2006, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $30.9 million and $19.2 million, respectively.
Inventories
          We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended September 30, 2005 and 2006, we recorded obsolescence expense of approximately $0.5 million and $0.7 million, respectively. For the six months ended September 30, 2005 and 2006, we recorded obsolescence expense of approximately $1.3 million and $0.8 million, respectively. As of March 31, 2006 and September 30, 2006, the aggregate reserve against inventories was approximately $2.4 million and $2.7 million, respectively.
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
          Rapid technological innovation, shelf-space competition, shorter product life cycles and buyer selectivity have made it difficult to determine the likelihood of individual product acceptance and success. As a result, we follow the policy of expensing milestone payments as incurred, treating such costs as research and product development expenses. Due to recently implemented enhancements in our internal project planning and acceptance process and anticipated additional improvements in our ability to assess post-release consumer acceptance, we are currently considering a change from expensing such costs when incurred to a method of deferral and amortization, when appropriate over each product’s life cycle. Such change may be implemented prospectively in fiscal 2008. Management believes that the ability to amortize such costs over the product’s life cycle will result in a better matching of costs and revenues.
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
     Goodwill and Acquired Intangible Assets
          Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment annually or when there are any indications of impairment. As of March 31, 2006, our annual fair value-based assessment, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” did not result in any impairment of goodwill. Upon the sale of Reflections, we performed an additional goodwill impairment analysis. As of September 30, 2006, there are no indications of any impairment of goodwill.
          Intangible assets are assets that lack physical substance. As of September 30, 2006, our acquired intangible assets are comprised of a purchased URL, as well as capitalized website development costs (related to Atari Online website), which are accounted for in accordance with EITF 00-02, “Accounting for Web Site Development Costs.” EITF 00-02 requires that web site development costs be treated as computer software developed for internal use, and that costs incurred in the application and development stages be capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with FASB Statement No. 142, since our acquired intangible assets have an indefinite life, they will not be amortized, but will be tested for impairment annually or when there are any indications of impairment.
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
          As of September 30, 2006, we have combined net operating loss carryforwards of approximately $536.0 million for federal and state tax purposes. These loss carryforwards are available to offset future taxable income, if any, and will expire beginning in the years 2009 through 2027. We experienced an ownership change in 1999 as a result of the acquisition by IESA. Under Section 382 of the Internal Revenue Code, when there is an ownership change, the pre-ownership-change loss carryforwards are subject to an annual limitation which could reduce or defer the utilization of these losses. Pre-acquisition losses of approximately $186.8 million are subject to an annual limitation (approximately $7.2 million). We are considering transactions that might subject additional loss carryforwards to an annual limitation. A full valuation allowance has been recorded against our net deferred tax asset of $229.2 million, based on our historical operating results and the conclusion that it is more likely than not that such asset will not be realized. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
Results of operations
          Three months ended September 30, 2005 versus the three months ended September 30, 2006
Condensed Consolidated Statements of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	September 30,	Revenues	September 30,	Revenues	Increase
	2005		2006		$	%
Net revenues	$38,358	100.0%	$28,588	100.0%	$(9,770)	(25.5)%
Costs, expenses and income:
Cost of goods sold	24,780	64.6%	15,251	53.3%	(9,529)	(38.5)%
Research and product development	15,288	39.9%	7,321	25.6%	(7,967)	(52.1)%
Selling and distribution expenses	7,751	20.2%	9,317	32.6%	1,566	20.2%
General and administrative expenses	8,221	21.4%	5,680	20.0%	(2,541)	(30.9)%
Restructuring expenses	2,227	5.8%	204	0.7%	(2,023)	(90.8)%
Gain on sale of development studio assets	—	0.0%	(885)	(3.1)%	885	100.0%

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	September 30,	Revenues	September 30,	Revenues	Increase
	2005		2006		$	%
Depreciation and amortization	2,163	5.6%	1,323	4.6%	(840)	(38.8)%

Total costs, expenses, and income	60,430	157.5%	38,211	133.7%	(22,219)	(36.8)%

Operating (loss)	(22,072)	(57.5)%	(9,623)	(33.7)%	(12,449)	(56.4)%
Interest (expense) income, net	(297)	(0.8)%	116	0.4%	(413)	(139.1)%
Other (expense) income	(245)	(0.7)%	15	0.1%	(260)	(106.1)%

(Loss) before (benefit from) income taxes	(22,614)	(59.0)%	(9,492)	(33.2)%	(13,122)	(58.0)%
(Benefit from) income taxes	(283)	(0.8)%	—	0.0%	(283)	100.0%

(Loss) from continuing operations	(22,331)	(58.2)%	(9,492)	(33.2)%	(12,839)	(57.5)%
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,880)	(7.5)%	9,803	34.3%	(12,683)	(440.4)%

Net (loss) income	$(25,211)	(65.7)%	$311	1.1%	$(25,522)	(101.2)%

Net Revenues
Net Revenues by Segment (in thousands):

	Three Months
	Ended
	September 30,		Increase/
	2005	2006	(Decrease)
Publishing	$22,568	$23,130	$562
Distribution	15,790	5,458	(10,332)

Total	$38,358	$28,588	$(9,770)

Publishing Sales Platform Mix

	Three Months
	Ended
	September 30,
	2005	2006
PlayStation 2	13.3%	39.4%
Xbox 360	0.0%	32.6%
PC	37.6%	15.6%
PSP	0.0%	6.3%
Plug and Play	24.8%	2.5%
Game Boy Advance	14.9%	2.0%
Nintendo DS	0.6%	1.4%
Xbox	7.4%	0.1%
GameCube	1.4%	0.1%

Total	100.0%	100.0%
Publishing net revenues was consistent with the prior period.
•	Net publishing product sales during the current quarter were driven by new release sales of Test Drive Unlimited (Xbox 360) and Super Dragon Ball Z (PlayStation 2), which comprised approximately 55% of publishing product sales. In the prior comparable quarter, new releases made up 63% of publishing product sales and were driven by sales of Atari Flashback 2.0 (plug and play), Indigo Prophecy (PC, PlayStation 2, and Xbox), and Dragon Ball Z: Transformations (Game Boy Advance).

•	International royalty income decreased by $1.9 million from the comparable prior period due to larger than anticipated returns on international sales of Matrix: Path of Neo and Getting Up: Contents Under Pressure, released in the third quarter and fourth quarter, respectively, of fiscal 2006.

•	Current period includes $1.1 million in revenue earned from Atari Interactive for production management, support, and administrative services rendered, pursuant to the production services agreement executed in March 2006. No such revenue was recorded in the prior period.

•	The overall average unit sales price (“ASP”) of the publishing business has increased from $17.00 in the prior comparable quarter to $19.59 in the current period. The increased ASP is driven by the current period inclusion of PSP and Xbox 360 titles, with ASPs of $30.71 and $28.97, respectively. However, this is partially offset by a decrease in the ASP for PlayStation 2 and Xbox product from the prior comparable period, due to the current console transition.
Total distribution net revenues for the three months ended September 30, 2006 decreased by 65.4% from the prior comparable period due to an overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products.
Cost of Goods Sold
          Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the three months ended September 30, 2006 decreased by 38.5%. As a percentage of net revenues, cost of goods sold decreased from 64.6% to 53.3% due to the following:
•	higher average sales price for the current period as compared to the prior period, and

•	a higher mix of third party sales in the prior year which have higher costs (41.2% third party net revenues in the prior year versus 19.1% third party net revenues in the current year).
Research and Product Development Expenses
          Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third party developers and billings from related party developers on products that are currently in development. These expenses for the three months ended September 30, 2006 decreased approximately 52.1%, due primarily to:
•	decreased spending at our related party development studios due to the sale of our Stuntman franchise in development at Paradigm Entertainment,

•	decreased salaries and other overhead of $2.1 million due to the closure of the Beverly and Santa Monica publishing studios during fiscal 2006 and related personnel reductions, and

•	decreased spending with external developers due to delays in the commencement of development projects.
For the three months ended September 30, 2005 and 2006, internal research and product development costs incurred to run our development studios represented 42.8% and 54.6%, respectively, of total research and product development costs.
Selling and Distribution Expenses
          Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended September 30, 2006, selling and distribution expenses increased approximately 20.2%, due to:
•	increased spend on advertising of $2.8 million, primarily related to media ad purchases for Test Drive Unlimited, released in September 2006, offset by

•	savings in salaries and related employee costs due to reduced headcount resulting from publishing studio closure and personnel reductions.
General and Administrative Expenses
          General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended September 30, 2006, general and administrative expenses decreased approximately 30.9%, due to:

•	a reduction in salaries of $2.4 million due to publishing studio closures and other personnel reductions, as well as savings in rent and other overhead costs, offset by

•	recognition of expense of $0.3 million of stock-based compensation expense related to the implementation of FASB Statement No. 123(R) (see Note 2 to the condensed consolidated financial statements for details about the implementation of Statement No. 123(R)).
Restructuring Expenses
          In the fourth quarter of fiscal 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. In the three months ended September 30, 2005, restructuring expenses consisted of the following:
•	severance and retention expense of $1.1 million,

•	lease related costs associated with closed offices of $0.3 million,

•	property and equipment write offs of $0.4 million,

•	costs associated with the modification of stock options for terminated executives of $0.1 million, and

•	other miscellaneous costs associated with the restructuring and office transition of $0.3 million.
In the current period, the $0.2 million of expense is primarily related to continuing lease costs associated with the closed offices.
Gain on Sale of Development Studio Assets
          In the current period, we sold certain development studio assets of Shiny to a third party for a gain of $0.9 million. The gain represents the proceeds of $1.8 million (of which $0.2 million is held in escrow for nine months), less the net book value of the development studio assets sold of $0.9 million. No such gain was recorded in the prior comparable period.
Depreciation and Amortization
          Depreciation and amortization for three months ended September 30, 2006 decreased 38.8% due to:
•	prior year inclusion of depreciation expense for assets from the Beverly and Santa Monica publishing studios which were written off during the second quarter of fiscal 2006,

•	assets becoming fully depreciated during the year, and

•	decrease in Atari name license amortization due to a change in the expected future earnings on which this expense is based.
Interest (Expense) Income, net
          Interest (expense) income, net, decreased from expense of $0.3 million to income of $0.1 million for the three months ended September 30, 2006. This is due to interest expense incurred in the prior period on our HSBC credit facility, which expired in May 2006 and has not been replaced. Additionally, in the current period, we recorded $0.1 million of interest income on our money market account.
Other (Expense) Income
          Other expense for the prior period is primarily due to a loss realized on the sale of the IESA shares received in connection with the sale of Humongous. Other income in the current period is nominal.

Benefit from Income Taxes
          Benefit from income taxes recorded in the three months ended September 30, 2005 resulted from the reversal of a prior period tax reserve pursuant to a successful IRS examination of the tax year ended June 30, 2003 completed in the period. No income tax provision was recorded in the three months ended September 30, 2006 due to the anticipated taxable loss for the full fiscal year.
Loss (Income) from Discontinued Operations of Reflections Interactive Ltd, net of tax
          Loss (income) from discontinued operations of Reflections decreased from a loss of $2.9 million for the three months ended September 30, 2005 to income of $9.8 million for the three months ended September 30, 2006. The prior period’s loss is driven by the operating costs of the Reflections studio during the period. The income in the current period is driven by the gain of $11.5 million recorded on the sale of Reflections to a third party (see Note 11 to the condensed consolidated financial statements), offset by operating costs incurred at Reflections during the period.
Six months ended September 30, 2005 versus the six months ended September 30, 2006
Condensed Consolidated Statements of Operations (dollars in thousands):

	Six		Six
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	September 30,	Revenues	September 30,	Revenues	Increase
	2005		2006		$	%
Net revenues	$62,235	100.0%	$48,062	100.0%	$(14,173)	(22.8)%
Costs, expenses, and income:
Cost of goods sold	43,169	69.3%	29,178	60.7%	(13,991)	(32.4)%
Research and product development	30,963	49.8%	14,467	30.1%	(16,496)	(53.3)%
Selling and distribution expenses	14,785	23.8%	14,418	30.0%	(367)	(2.5)%
General and administrative expenses	16,164	25.9%	11,115	23.0%	(5,049)	(31.2)%
Restructuring expenses	4,930	7.9%	334	0.7%	(4,596)	(93.2)%
Gain on sale of intellectual property	—	0.0%	(9,000)	(18.7)%	9,000	100.0%
Gain on sale of development studio assets	—	0.0%	(885)	(1.8)%	885	100.0%
Depreciation and amortization	4,395	7.1%	2,771	5.8%	(1,624)	(37.0)%

Total costs, expenses, and income	114,406	183.8%	62,398	129.8%	(52,008)	(45.5)%

Operating (loss)	(52,171)	(83.8)%	(14,336)	(29.8)%	(37,835)	(72.5)%
Interest (expense) income, net	(345)	(0.6)%	233	0.4%	(578)	(167.5)%
Other (expense) income	(236)	(0.4)%	34	0.1%	(270)	(114.4)%

(Loss) before (benefit from) income taxes	(52,752)	(84.8)%	(14,069)	(29.3)%	(38,683)	(73.3)%
(Benefit from) income taxes	(283)	(0.5)%	—	0.0%	(283)	(100.0)%

(Loss) from continuing operations	(52,469)	(84.3)%	(14,069)	(29.3)%	(38,400)	(73.2)%
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(5,559)	(8.9)%	7,266	15.1%	(12,825)	(230.7)%

Net (loss)	$(58,028)	(93.2)%	$(6,803)	(14.2)%	$(51,225)	(88.3)%

Net Revenues
Net Revenues by Segment (in thousands):

	Six Months
	Ended
	September 30,
	2005	2006	(Decrease)
Publishing	$35,005	$32,894	$(2,111)
Distribution	27,230	15,168	(12,062)

Total	$62,235	$48,062	$(14,173)

Publishing Sales Platform Mix

	Six Months
	Ended
	September 30,
	2005	2006
PlayStation 2	14.7%	32.3%
PC	45.8%	24.4%
Xbox 360	0.0%	21.2%
PSP	0.0%	10.6%
Game Boy Advance	11.3%	5.7%
Plug and Play	15.9%	3.5%
Nintendo DS	0.6%	1.5%
Xbox	6.7%	0.4%
GameCube	4.8%	0.4%
PlayStation	0.2%	0.0%

Total	100.0%	100.0%
Publishing net revenues decreased $2.1 million.
•	Net publishing product sales from new releases Test Drive Unlimited (Xbox 360), Super Dragon Ball Z (PlayStation 2), and Dragon Ball Z: Advanced Adventure (Game Boy Advance) comprised approximately 42% of our total net publishing product sales. Sales from reorders made up 56% of the current period’s publishing product sales. In the prior comparable period, sales from new releases included Atari Flashback 2.0 (plug and play), Indigo Prophecy (PC, PlayStation 2, and Xbox), Dragon Ball Z: Transformations (Game Boy Advance), RollerCoaster Tycoon 3: Soaked! (PC), and Dragonshard (PC). Similarly to the current period, reorders comprised 53% of net publishing product sales.

•	International royalty income decreased by $3.0 million from the comparable prior period due to larger than anticipated returns on international sales of Matrix: Path of Neo and Getting Up: Contents Under Pressure, released in the third quarter and fourth quarter, respectively, of fiscal 2006.

•	Current period includes $1.7 million in revenue earned from Atari Interactive for production management, support, and administrative services rendered, pursuant to the production services agreement executed in March 2006. No such revenue was recorded in the prior period.

•	The overall ASP of the publishing business has increased from $16.37 in the prior comparable period to $18.03 in the current period. The increased ASP is driven by the current period inclusion of PSP and Xbox 360 titles, with ASPs of $29.78 and $28.97, respectively. However, this is partially offset by a decrease in the ASP for PlayStation 2, Xbox, and GameCube product from the prior comparable period.
Total distribution net revenues for the six months ended September 30, 2006 decreased by 44.3% from the prior comparable period due to:
•	the overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products, offset by

•	current full period distribution net revenues from product sales of Humongous, Inc. (included in publishing net revenues in the prior period before Humongous was sold to our majority stockholder, IESA, in August 2005).
Cost of Goods Sold
          Cost of goods sold for the six months ended September 30, 2006 decreased by 32.4%. As a percentage of net revenues, cost of goods sold decreased from 69.3% to 60.7% due to the following:
•	higher average sales price for the current period as compared to the prior period, and

•	a lower mix of our third party product sales, which includes Humongous, Inc. product in the current full period.

Research and Product Development Expenses
          Research and product development expenses for the six months ended September 30, 2006 decreased approximately 53.3%, due primarily to:
•	decreased spending with external developers due to our strategic increase in focus on core intellectual property, compounded by delays in commencement on certain development projects,

•	decreased spending at our related party development studios due to the sale of our Stuntman franchise and development project, in process at Paradigm Entertainment,

•	decreased salaries and other overhead of $3.7 million due to the closure of the Beverly and Santa Monica publishing studios during fiscal 2006 and related personnel reductions, and

•	savings in game development consulting costs due to current period divestiture of internal development studios.
For the six months ended September 30, 2005 and 2006, internal research and product development costs incurred to run our development studios represented 41.1% and 51.7%, respectively, of total research and product development costs.
Selling and Distribution Expenses
          Selling and distribution expenses decreased approximately 2.5% during the six months ended September 30, 2006 due to:
•	savings in salaries and related overhead costs of $1.9 million due to reduced headcount resulting from publishing studio closure and personnel reductions, offset by

•	increased spend on advertising of $1.6 million primarily related to media ad purchases for Test Drive Unlimited, released in September 2006.
General and Administrative Expenses
          General and administrative expenses decreased approximately 31.2% due to:
•	a reduction in salaries of $4.8 million due to publishing studio closures and other personnel reductions, as well as savings in rent and other overhead costs, offset by

•	recognition of expense of $0.6 million of stock-based compensation expense related to the implementation of FASB Statement No. 123(R) (see Note 2 to the condensed consolidated financial statements for details about the implementation of Statement No. 123(R)).
Restructuring Expenses
          In the fourth quarter of fiscal 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. In the six months ended September 30, 2005, restructuring expenses consisted of the following:
•	severance and retention expense of $2.9 million,

•	lease related costs associated with closed offices of $0.7 million,

•	property and equipment write offs of $0.4 million,

•	costs associated with the modification of stock options for terminated executives of $0.4 million, and

•	other miscellaneous costs associated with the restructuring and office transition of $0.5 million.

In the current period, the $0.3 million of expense is primarily related to continuing lease costs associated with the closed offices.
Gain on Sale of Intellectual Property
          In the current period, we sold the Stuntman intellectual property to a third party for $9.0 million, which was recorded as a gain. No such gain was recorded in the prior comparable period.
Gain on Sale of Development Studio Assets
          In the current period, we sold certain development studio assets of Shiny to a third party for a gain of $0.9 million. The gain represents the proceeds of $1.8 million (of which $0.2 million is held in escrow for nine months), less the net book value of the assets sold of $0.9 million. No such gain was recorded in the prior comparable period.
Depreciation and Amortization
          Depreciation and amortization for six months ended September 30, 2006 decreased 37.0% due to:
•	prior year inclusion of depreciation expense for assets from the Beverly and Santa Monica studios which were written off in the second quarter of fiscal 2006, and

•	decrease in Atari name license amortization due to a change in the expected future earnings on which this expense is based.
Interest (Expense) Income, net
          Interest (expense) income, net, decreased from expense of $0.3 million to income of $0.2 million for the six months ended September 30, 2006. This is due to interest expense incurred in the prior period on our HSBC credit facility, which expired in May 2006 and has not been replaced. Additionally, in the current period, we recorded $0.3 million of interest income on our money market account.
Other (Expense) Income
          Other expense for the prior period is due to a loss realized on the sale of the IESA shares received in connection with the sale of Humongous. Other income in the current period is nominal.
Benefit from Income Taxes
          Benefit from income taxes recorded in the six months ended September 30, 2005 resulted from the reversal of a prior period tax reserve pursuant to a successful IRS examination of the tax year ended June 30, 2003 completed in the period. No income tax provision was recorded in the six months ended September 30, 2006 due to the anticipated taxable loss for the full fiscal year.
Loss (Income) from Discontinued Operations of Reflections Interactive Ltd, net of tax
          Loss (income) from discontinued operations of Reflections decreased from a loss of $5.6 million for the six months ended September 30, 2005 to income of $7.3 million for the six months ended September 30, 2006. The prior period’s loss is driven by the operating costs of the Reflections studio during the period. The income in the current period is driven by the gain of $11.5 million recorded on the sale of Reflections to a third party (see Note 11 to the condensed consolidated financial statements), offset by operating costs incurred at Reflections during the period.
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
          We have sharply reduced our expenditures for research and product development regarding new games. During the six months ended September 30, 2006, our expenditures on research and product development were only 30.1% of net revenues, compared with 49.8% in the same period of the prior year, and totaled only $14.5 million, compared with $31.0 million in the fiscal 2006 period. This could impact our ability to generate revenues in the future.
          We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include a replacement of the credit facility, new arrangements to license intellectual property, further sales of selected intellectual property rights and equity capital from external sources. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include additional personnel reductions and suspension of additional development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position. Since April 2006, we have raised approximately $35.0 million through the sale of a certain intellectual property (Note 13) and the divestiture of our internal development studios (Notes 10 and 11), and have secured a three-year revolving credit facility (Note 15). However, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
Cash Flows
(in thousands)

	March 31,	September 30,
	2006	2006
Cash	$14,948	$10,224
Working capital (deficit)	$(2,996)	$4,401

	Six Months Ended
	September 30,
	2005	2006
Cash (used in) operating activities	$(23,191)	$(34,155)
Cash provided by investing activities	8,299	29,574
Cash provided by (used in) financing activities	7,293	(152)
Effect of foreign exchange rates on cash	(18)	9

Net (decrease) in cash	$(7,617)	$(4,724)

          During the six months ended September 30, 2006, our operations used cash of approximately $34.2 million driven by the loss from continuing operations of $14.1 million for the period, compounded by increased payments of trade payables and royalties payable, offset by a decrease in accounts receivable from lower sales and collections during the current period.
          During the six months ended September 30, 2006, investing activities provided cash of $29.6 million due to several sale transactions completed during the period:
•	proceeds of $21.6 million received in connection with the sale of our Reflections studio,

•	proceeds of $9.0 million from the sale of the Stuntman intellectual property,

•	and proceeds of $1.6 million from the sale of our Shiny studio in the current period
The cash proceeds are partially offset by the increase in restricted cash of $1.8 million for the collateralizing of a letter of credit related to our new office lease. During the six months ended September 30, 2005, cash provided by investing activities of $8.3 million was driven by proceeds of $10.1 million from the sale of shares of IESA common stock that were acquired when Humongous Entertainment was sold to Humongous Inc., a subsidiary of IESA. This cash was offset by $1.6 million of purchases of property and equipment.

          During the six months ended September 30, 2006, cash used in financing activities of $0.2 million was related to payments for capital lease obligations. During the six months ended September 30, 2005, our financing activities provided cash of $7.3 million from the issuance of shares of our common stock to third party investors in a private placement
          We expect continued volatility in the use of cash due to seasonality of the business, receivable payment cycles and quarterly working capital needs to finance our publishing business and growth objectives.
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
Selected Balance Sheet Accounts
          Receivables, net
          Receivables, net, decreased by $4.9 million from $12.1 million at March 31, 2006 to $7.2 million at September 30, 2006. This is due to lower unit sales occurring during the quarter, versus the sales in the fourth quarter of fiscal 2006. This decrease is compounded by a lower average sales price for the current quarter compared to the average sales price for the fourth quarter of fiscal 2006. During the period we reclassified to accrued liabilities $4.5 million of customer net credit balances resulting from our aggressive pricing program implemented in the first quarter of fiscal 2007 (see Note 4 to the condensed consolidated financial statements).
          Due from Related Parties/Due to Related Parties
          Due from related parties decreased by $2.1 million and due to related parties decreased by $5.1 million from March 31, 2006 to September 30, 2006 driven by the settlement of balances between parties during the period, offset by the recording of additional transactions, primarily for development and royalties costs.
          Accounts Payable and Royalties Payable
          Accounts payable decreased by $7.2 million and royalties payable decreased by $10.0 million due to payments made from a large cash balance on hand at March 31, 2006, combined with lower payables recorded for manufacturing and royalties, resulting from fewer products in production.
Credit Facilities
          HSBC Loan and Security Agreement
          Until May 31, 2006, we had a one year $50.0 million revolving credit facility with HSBC to fund our working capital and general corporate needs. On January 18, 2006, HSBC notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. The revolving credit facility expired on May 31, 2006. In November 2006, we entered into a revolving credit facility with Guggenheim Corporate Financing LLC (Note 15).

Contractual Obligations
          As of September 30, 2006, royalty and license advance obligations, milestone payments and future minimum lease payments under non-cancelable operating and capital lease obligations are summarized as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Fiscal Year	advances (1)	payments (2)	obligations (3)	obligations (4)	Total
September 30, 2007	$1,428	$5,290	$1,910	$298	$8,926
September 30, 2008	100	105	3,601	91	3,897
September 30, 2009	75	—	3,312	—	3,387
September 30, 2010	75	—	3,246	—	3,321
September 30, 2011	—	—	3,228	—	3,228
Thereafter	—	—	26,600	—	26,600

Total	$1,678	$5,395	$41,897	$389	$49,359

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately. Included in the total contractual obligations of $5.4 million are payments of $2.3 million to be made to related party development studios.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2007 through fiscal 2022. These are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $2.5 million of sublease income to be received from fiscal 2007 through fiscal 2009.
•	Renewal of New York lease
During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, which will be recorded as a deferred credit as the improvements are recorded, and will be amortized against rent expense over the life of the lease. We provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.8 million, which has been cash collateralized and is included in other assets on our condensed consolidated balance sheet at September 30, 2006.
(4)	We have entered into several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2006, the net book value of the assets, included within property and equipment on the balance sheet, was $0.5 million, net of accumulated depreciation of $0.3 million. As of September 30, 2006, the net book value of the assets was $0.2 million, net of accumulated depreciation of $0.4 million.
Recent Accounting Pronouncements
          Effective April 1, 2006, we adopted FASB Statement No. 123(R), “Share Based Payments,” issued in December 2004. FASB Statement No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 2 to our condensed consolidated financial statements for further information regarding this adoption.

          In October 2005, the FASB issued FSP No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” The FASB provides companies with a “practical accommodation” when determining the grant date of an award subject to FASB Statement No. 123(R). If (1) the award is a unilateral grant, that is, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period, and (3) as long as all other criteria in the grant date definition have been met, then a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved.
          In November 2005, the FASB issued FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments”. FSP 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). We are currently evaluating our available alternatives for the adoption of FSP 123(R)-3 and have until March 31, 2007 to make our one-time election.
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
          In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning fiscal 2008. We have not yet evaluated the impact of this implementation on our condensed consolidated financial statements.
          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, but early application is encouraged. We have not yet evaluated the impact of this implementation on our condensed consolidated financial statements.
          During the three months ended September 30, 2006, the SEC finalized the rule on disclosure requirements for executive and director compensation. The final rule increases the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and up to three of the other most highly paid officers, and requires tabular presentation of all director compensation. The new requirements are effective in Forms 8-K for triggering events that occur on or after November 7, 2006, and in Forms 10-K for fiscal years ending on or after December 15, 2006. The disclosure requirements will go into effect for us on Form 10-K for the fiscal year ended March 31, 2007.
          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning balance of retained earnings. The provisions of SAB No. 108 are effective for the us for the fiscal year ending March 31, 2007. The adoption of SAB No. 108 is not expected to have a material impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Our carrying value of cash, trade accounts receivable, inventories, prepaid expenses and other current assets, acquired intangible assets, other assets, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.
Foreign Currency Exchange Rates
          We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $1.0 million of our revenue for the six months ended

September 30, 2006. We also pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of September 30, 2006, we did not have any net revenues from our foreign subsidiaries; these subsidiaries represent a nominal portion of our total assets. We also recorded approximately $3.6 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States, which was sold during the current period and is included in (loss) income from discontinued operations on our condensed consolidated statements of operations. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
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
          As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we determined that, as of March 31, 2006, there were five material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective. As described below, the remediation of those material weaknesses began during the second quarter of fiscal 2007. Consequently, based on the evaluation described above, the Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer, has concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were not effective.
Management’s Remediation Initiatives
          As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, management determined that, as of March 31, 2006, there were material weaknesses in our internal control over financial reporting relating to (i) ineffective controls relating to the financial closing and reporting process that failed to detect certain accounting errors, (ii) controls related to computer-generated information were not designed appropriately to ensure data integrity as it relates to the accuracy, calculation and recording of revenue, accounts receivable and cost of sales, (iii) controls related to computer-generated information were not designed appropriately to ensure data integrity as it relates to the accuracy, calculation and recording of payments and disbursements to suppliers, (iv) ineffective controls over payroll records and related reconciliations at one of our development studios (which was sold in the second quarter of fiscal 2007), and (v) control failures over income tax accounts and related disclosures. Management has assembled a dedicated team in the areas of information and technology and finance to spearhead the remediation efforts. Management has contracted with certain third party experts to assist in our remediation efforts. Management believes our remediation efforts will be completed prior to the end of our fiscal year 2007.
Changes in Internal Control over Financial Reporting
          There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
          As of September 30, 2006, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
          Pursuant to the intercompany services agreement, Atari Interactive is fully indemnifying us for all damages (including legal fees) that are incurred in this matter. An answer to the complaint was due by June 5, 2006. However, Atari Interactive sought an extension of time to answer for itself and on behalf of us. Our motion to dismiss was filed on July 6, 2006. Thomas Licensing’s amended complaint was filed in July 2006, and our answer to the amended complaint was filed in August 2006. Settlement discussions commenced in September 2006. Thomas Licensing issued discovery requests to us in October 2006.
Ernst & Young, Inc. v. Atari, Inc.
          On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada. Our answer and counterclaim were filed in August of 2006 and we initiated discovery against Ernst & Young at the same time. Settlement discussions commenced in September 2006 and are on-going.
Item 4. Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Stockholders was held on September 21, 2006. Of the 134,765,510 shares of common stock outstanding and entitled to vote at the Annual Meeting, 122,905,481 shares were present in person or by proxy, each entitled to one vote on each matter to come before the meeting. The matters acted upon at our 2006 Annual Meeting of Stockholders, and the voting tabulation for each such matter are as follows:

          Proposal 1. To elect three Class II directors to hold office until the 2009 Annual Meeting of Stockholders.

CLASS II	For	Withheld
James Ackerly	120,106,782	2,798,699
Denis Guyennot	117,888,417	5,017,064
Ann E. Kronen	117,727,417	5,178,064

*	With respect to the election of directors, there were no abstentions or broker non-votes because, pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nominees named.
          Proposal 2. To approve an amendment to the Company’s 2005 Stock Incentive Plan to increase the shares that may be issued thereunder from 6,000,000 to 15,000,000.

For	Against	Abstain	Non-Votes
91,038,334	5,370,727	126,895	26,369,525
          Proposal 3. To ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2007.

For	Against	Abstain	Non-Votes
122,417,143	399,437	88,865	36
          As set forth above, at the Annual Meeting, James Ackerly, Denis Guyennot, and Ann E. Kronen were elected as Class II directors. The five remaining members of our Board of Directors, who are in Classes I and III with terms that do not expire until the 2007 Annual Meeting of Stockholders and 2008 Annual Meeting of Stockholders, respectively, are Ronald C. Bernard (Class I), Bruno Bonnell (Class III), Evence-Charles Coppee (Class III), Michael G. Corrigan (Class I) and Thomas Schmider (Class I).
          As set forth above, at the Annual Meeting, the stockholders of Atari approved the amendment of Company’s 2005 Stock Incentive Plan to increase the number of shares that may be issued under the 2005 Stock Incentive Plan from 6,000,000 to 15,000,000.
          The 2005 Plan is described in more detail, and a copy of the 2005 Plan, as amended, is included, in the Company’s Definitive Proxy Statement filed with the U.S. Securities and Exchange Commission on July 31, 2006.
          As set forth above, at the Annual Meeting, the stockholders of Atari ratified the appointment of Deloitte and Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending March 31, 2007.
Item 5. Other Information
Consulting Agreement with Ann Kronen
          On November 8, 2006, we entered into a Consulting Agreement with Ann E. Kronen, a member of our Board of Directors. The term of the Kronen Agreement commences effective August 1, 2006 and ends on March 31, 2007, with automatic one year extensions unless terminated on thirty days notice prior to the end of the current term. Pursuant to the Consulting Agreement, Ms. Kronen will provide (i) product development, and (ii) business development and relationship management services on behalf of us, for which she will be compensated approximately $0.1 million over the remainder of fiscal 2007 in monthly payments, and reimbursement for any reasonable and pre-approved expenses incurred in connection with such services.

Item 6. Exhibits
          (a) Exhibits
10.1	Asset Purchase Agreement, dated July 13, 2006, between us and Reflections Interactive Ltd as the sellers and Ubisoft Holdings, Inc. and Ubisoft Entertainment Ltd as the purchasers, as amended by Amendment No. 1 dated August 3, 2006.

10.2	Employment Agreement, dated September 1, 2006, by and between us and David R. Pierce.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.
By:	/s/ David Pierce
David Pierce
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 9, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated July 13, 2006, between us and Reflections Interactive Ltd as the sellers and Ubisoft Holdings, Inc. and Ubisoft Entertainment Ltd as the purchasers, as amended by Amendment No. 1 dated August 3, 2006.

10.2	Employment Agreement, dated September 1, 2006, by and between us and David R. Pierce.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.