Form 10-Q
period 2006-12-31
ATARI INC
filed 2007-02-13
CIK 1002607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of February 7, 2007, there were 13,477,920 shares of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
DECEMBER 31, 2006 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2006
ASSETS
Current assets:
Cash	$14,948	$3,630
Accounts receivable, net of allowances of $30,918 and $16,502 at March 31, 2006 and December 31, 2006, respectively	12,072	23,161
Inventories, net	20,787	13,402
Due from related parties (Note 7)	4,692	1,717
Prepaid expenses and other current assets	11,345	13,873
Assets of discontinued operations (Note 11)	2,949	698

Total current assets	66,793	56,481
Property and equipment, net of accumulated depreciation of $30,139 and $30,205 at March 31, 2006 and December 31, 2006, respectively	6,113	3,800
Goodwill	66,398	54,129
Acquired intangible assets	—	1,212
Other assets	4,366	3,885

Total assets	$143,670	$119,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,935	$13,319
Accrued liabilities	19,105	15,441
Royalties payable	13,468	3,250
Due to related parties (Note 7)	10,263	9,907
Revolving credit facility	—	7,000
Liabilities of discontinued operations (Note 11)	3,018	375

Total current liabilities	69,789	49,292
Due to related parties – long term (Note 7)	—	1,358
Long-term liabilities	669	2,015

Total liabilities	70,458	52,665

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized, 13,476,551 and 13,477,967 shares issued and outstanding at March 31, 2006 and December 31, 2006, respectively (1)	1,348	1,348
Additional paid-in capital	758,165	759,304
Accumulated deficit	(688,730)	(696,248)
Accumulated other comprehensive income	2,429	2,438

Total stockholders’ equity	73,212	66,842

Total liabilities and stockholders’ equity	$143,670	$119,507

     (1) Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated to reflect the reverse stock split.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2005	2006	2005	2006

Net revenues	$99,982	$47,277	$162,217	$95,339
Costs, expenses, and income:
Cost of goods sold	60,270	27,118	103,439	56,296
Research and product development expenses	10,267	5,521	41,230	19,988
Selling and distribution expenses	19,553	6,377	34,338	20,795
General and administrative expenses	8,688	5,206	24,852	16,321
Restructuring expenses	1,402	224	6,332	558
Gain on sale of intellectual property	—	—	—	(9,000)
Gain on sale of development studio assets	—	—	—	(885)
Depreciation and amortization	2,047	1,120	6,442	3,891

Total costs, expenses, and income	102,227	45,566	216,633	107,964

Operating (loss) income	(2,245)	1,711	(54,416)	(12,625)
Interest (expense) income, net	(244)	(46)	(589)	187
Other income (expense)	19	24	(217)	58

(Loss) income before (benefit from) income taxes	(2,470)	1,689	(55,222)	(12,380)
(Benefit from) income taxes	(122)	—	(405)	—

(Loss) income from continuing operations	(2,348)	1,689	(54,817)	(12,380)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,413)	(2,404)	(7,972)	4,862

Net (loss)	$(4,761)	$(715)	$(62,789)	$(7,518)

Basic and diluted net (loss) per share (1):
(Loss) income from continuing operations	$(0.17)	$0.13	$(4.33)	$(0.92)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(0.18)	(0.18)	(0.63)	0.36

Net (loss)	$(0.35)	$(0.05)	$(4.96)	$(0.56)

Basic and diluted weighted average shares outstanding (1)	13,475	13,478	12,663	13,477

(1)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated to reflect the reverse stock split.
See Note 7 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended
	December 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(62,789)	$(7,518)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Loss from discontinued operations of Reflections Interactive Ltd, net of tax	7,972	6,610
Gain on sale of Reflections Interactive Ltd	—	(11,472)
Adjustment for non-cash gain on sale of Reflections Interactive Ltd	—	2,400
Gain on sale of intellectual property	—	(9,000)
Gain on sale of development studio assets	—	(885)
Adjustment for non-cash gain on sale of development studio assets	—	200
Stock-based compensation expense	—	1,135
Loss on sale of IESA shares	239	—
Non-cash restructuring charges	847	—
Depreciation and amortization	6,442	3,891
Amortization of deferred financing fees	375	149
Gain on sale of property and equipment	—	(74)
Recognition of deferred income	(57)	(309)
Other miscellaneous adjustments to net (loss)	74	(23)
Changes in operating assets and liabilities:
Accounts receivable, net	10,487	(11,091)
Inventories, net	(3,834)	7,382
Due from related parties	(10,643)	2,975
Due to related parties	15,863	(357)
Prepaid expenses and other current assets	9,010	(1,978)
Accounts payable	406	(10,756)
Accrued liabilities	2,001	(4,212)
Royalties payable	7,962	(10,219)
Long-term liabilities	(188)	1,468
Other assets	1,064	2,237

Net cash (used in) continuing operating activities	(14,769)	(39,447)
Net cash (used in) discontinued operations	(11,848)	(7,163)

Net cash (used in) operating activities	(26,617)	(46,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	—	9,000
Increase in restricted security deposit collateralizing letter of credit	—	(1,764)
Proceeds from sale of development studio assets	—	1,550
Proceeds from sale of IESA shares	10,051	—
Purchases of acquired intangible assets	—	(1,212)
Purchases of property and equipment	(1,875)	(897)
Proceeds from sale of property and equipment	27	179

Net cash provided by continuing investing activities	8,203	6,856
Net cash (used in) provided by discontinued operations	(223)	21,592

Net cash provided by investing activities	7,980	28,448

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under third party revolving credit facility	121,100	15,000
(Payments) under third party revolving credit facility	(116,701)	(8,000)
Proceeds from issuance of common stock	7,267	—
Proceeds from exercise of stock options	115	4
Payments under capitalized lease obligation	(129)	(173)

Net cash provided by continuing financing activities	11,652	6,831

Effect of foreign exchange rates on cash	(24)	13

Net (decrease) in cash	(7,009)	(11,318)
Cash — beginning of fiscal period	9,988	14,948

Cash — end of fiscal period	$2,979	$3,630

(continued)

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
(continued)

	Nine Months
	Ended
	December 31,
	2005	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$247	$120
Income tax refunds	$1,403	$—
Income tax payments	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
INVESTING, AND FINANCING ACTIVITIES
Escrow receivable in connection with sale of Reflections Interactive Ltd	$—	$2,400
Escrow receivable in connection with sale of development studio assets	$—	$200
Consideration accrued for purchase of capitalized licenses	$461	$970
Receipt of IESA stock for prepayment of Humongous, Inc. inventory and other costs	$1,972	$—
Capital lease obligation for computer equipment	$107	$—
Issuance of 155,766 shares of common stock in lieu of partial royalty payment (1)	$2,113	$—
Sale of Humongous Entertainment in exchange for shares of IESA stock	$8,318	$—
Issuance of 614,505 shares of common stock in lieu of payment of net related party payables (1)	$7,988	$—

(1)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated to reflect the reverse stock split.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares (1)	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2006	13,477	$1,348	$758,165	$(688,730)	$2,429	$73,212
Comprehensive loss:
Net (loss)	—	—	—	(7,518)	—	(7,518)
Foreign currency translation adjustment	—	—	—	—	9	9

Total comprehensive loss						(7,509)

Exercise of stock options	1	—	4	—	—	4
Stock-based compensation expense	—	—	1,135	—	—	1,135

Balance, December 31, 2006	13,478	$1,348	$759,304	$(696,248)	$2,438	$66,842

(1)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated to reflect the reverse stock split.
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
          Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At December 31, 2006, IESA owns approximately 51% of us through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”). As a result of this relationship, we have significant related party transactions (Note 7).
     Going Concern
          On January 18, 2006, HSBC Business Credit (USA) Inc. (“HSBC”) notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. On May 31, 2006, our credit facility with HSBC expired. Although the HSBC credit facility was replaced by a new credit facility with Guggenheim Corporate Funding, LLC (Note 9), due to our historical losses and negative cash flows from operations, as well as our current financial position, we have had difficulties obtaining additional financing. Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
          The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          We are exploring various alternatives to improve our financial position and secure other sources of funding. Such possibilities include additional short-term financing, new arrangements to license intellectual property, and the sale of selected intellectual property rights. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include further personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
          Since April 2006, we have raised approximately $35.0 million through the sale of a certain intellectual property (Note 13) and the divestiture of our internal development studios (Notes 10 and 11), and have secured a three-year revolving credit facility (Note 9). However, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
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
          On January 3, 2007, our stockholders approved a one-for-ten reverse stock split. The number of authorized and outstanding common shares have become one-tenth of their prior amount, and the par value has increased to $0.10 per share. Preferred stock shares remain at 5,000,000 authorized with a par value of $0.01 per share. All references to share data in this Quarterly Report on Form 10-Q have been restated to reflect the split. See Note 15 for further details.
     Principles of Consolidation
          The condensed consolidated financial statements include the accounts of Atari, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
     Reclassifications
          We have made certain reclassifications on our condensed consolidated statements of operations in order to provide better insight into the results of operations and to align our presentation to certain industry competitors. We have moved license amortization and license impairments related to products released or previously sold from research and product development expenses to cost of goods sold. Additionally, we have eliminated the gross profit line item and added a subtotal of total costs, expenses, and income on our condensed consolidated statements of operations.
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
     Research and Product Development Expenses
          Research and product development expenses related to the design, development and testing of new software products, whether internally or externally developed, are charged to expense as incurred. Research and product development expenses also include payments for royalty advances (milestone payments) to third party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
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
     Licenses
          Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales to cost of goods sold. Management evaluates the carrying value of these capitalized licenses and records an impairment charge in the period management determines that such capitalized amounts are not expected to be realized. Such impairments are charged to cost of goods sold if the product has released or previously sold and if the product has never released these impairments are charged to research and product development expenses.
     Fair Values of Financial Instruments
          Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate. We believe that the carrying amounts of our financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, revolving credit facility, assets and liabilities of discontinued operations, and amounts due to and from related parties, reflected in the condensed consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.
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
     Goodwill and Acquired Intangible Assets
          Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment annually or when there are any indications of impairment. As of March 31, 2006, our annual fair value-based assessment, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” did not result in any impairment of goodwill. As of December 31, 2006, there are no indications of any impairment of goodwill.
          Intangible assets are assets that lack physical substance. As of December 31, 2006, our acquired intangible assets are comprised of capitalized website development costs (related to the Atari Online website), which are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-02, “Accounting for Web Site Development Costs,” as well as a purchased URL. EITF 00-02 requires that web site development costs be treated as computer software developed for internal use, and that costs incurred in the application and development stages be capitalized in accordance with AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with FASB Statement No. 142, because our acquired intangible assets have an indefinite life, they will not be amortized, but will be tested for impairment annually or when there are any indications of impairment.

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
          In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” The FASB provides companies with a “practical accommodation” when determining the grant date of an award subject to FASB Statement No. 123(R). If (1) the award is a unilateral grant, that is, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period, and (3) as long as all other criteria in the grant date definition have been met, then a mutual understanding of the key terms and conditions of an award is presumed to exist at the date the award is approved.
          In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments.” FSP No. FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). We are currently evaluating our available alternatives for the adoption of FSP No. FAS 123(R)-3 and have until March 31, 2007 to make our one-time election.
          In October 2006, the FASB issued FSP No. FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R)” (“FSP 123(R)-6”). FSP No. FAS 123(R)-6 addresses certain technical corrections of Statement No. 123(R). The amendments exempt nonpublic entities from disclosing the aggregate intrinsic value of fully vested share options (or share units) expected to vest at the date of the latest statement of financial position. This FSP also revises the definition of “short-term inducement” to exclude an offer to settle an award. In addition, it revises two illustrations to comply with paragraph 42 in Statement 123(R) and to clarify reversal dates for modifications.
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
          In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our condensed consolidated financial statements.
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

          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to the beginning balance of retained earnings. The provisions of SAB No. 108 are effective for us for the fiscal year ending March 31, 2007. The adoption of SAB No. 108 is not expected to have a material impact on our condensed consolidated financial statements.
          During the nine months ended December 31, 2006, the SEC finalized Rule Release 33-8732A regarding disclosure requirements for executive and director compensation. The final rule increases the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and up to three of the other most highly paid officers, and requires tabular presentation of all director compensation. The new requirements are effective in Forms 8-K for triggering events that occur on or after November 7, 2006, and in Forms 10-K for fiscal years ending on or after December 15, 2006. The disclosure requirements will go into effect for us on Form 10-K for the fiscal year ended March 31, 2007.
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
          At December 31, 2006, we had one stock incentive plan, under which we could issue a total of 1,500,000 shares of common stock as stock options or restricted stock, of which 885,943 were still available for grant as of December 31, 2006. Upon approval of this plan, our previous stock option plans were terminated, and we were no longer able to issue options under those plans; however, options originally issued under the previous plans continue to be outstanding. All options granted under our current or previous plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant; options vest over four years and expire in ten years.
          The recognition of stock-based compensation expense increased our (loss) income before benefit from income taxes, our (loss) income from continuing operations, and our net loss by $0.4 million and $1.1 million for the three months and nine months ended December 31, 2006, respectively, and increased our basic or diluted loss per share amount by $0.03 and $0.08 for the three months and nine months ended December 31, 2006, respectively. We have recorded a full valuation allowance against our net deferred tax asset, so the settlement of stock-based compensation awards will not result in tax deficiencies that could impact our condensed consolidated statement of operations. Because the tax deduction from current period settlement of awards has not reduced taxes payable, the settlement of awards has no effect on our cash flow from operating and financing activities. Additionally, we will be computing our historical additional paid-in capital pool for excess tax benefits relating to stock-based compensation awards by March 31, 2007.
          The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statement of operations (in thousands):

	Three Months	Nine Months
	Ended	Ended
	December 31, 2006	December 31, 2006
Research and product development expenses	$433	$542
Selling and distribution expenses	$26	$55
General and administrative expenses	$(22)	$538
          The weighted average fair value of options granted during the three months ended December 31, 2005 and 2006 was $13.60 and $3.70, respectively. The weighted average fair value of options granted during the nine months ended December 31, 2005 and 2006 was $17.80 and $4.60, respectively. The fair value of our options is estimated using the Black-Scholes option pricing model. This model requires assumptions regarding subjective variables that impact the estimate of fair value. Our policy for attributing the value of graded vest share-based payment is a single option straight-line approach. The following table summarizes the assumptions used to compute the weighted average fair value of option grants:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006

Weighted average risk-free interest rate	4.30%	4.63%	4.30%	4.63%
Anticipated volatility	92%	79%	92%	79%
Dividend yield	0%	0%	0%	0%
Remaining life in years	4	4	4	4
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
          The following table illustrates the effect on (loss) from continuing operations and net (loss) for the three months and nine months ended December 31, 2005 if we had applied the fair value recognition provisions of the FASB Statement No. 123(R), to stock-based employee compensation (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005
(Loss) from continuing operations:
Basic and diluted — as reported	$(2,348)	$(54,817)
Add: Stock-based employee compensation expense included in reported (loss) from continuing operations, net of related tax effects	—	404
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(422)	(1,390)

Basic and diluted — pro forma (loss) from continuing operations	$(2,770)	$(55,803)

(Loss) from continuing operations per share:
Basic and diluted – as reported	$(0.17)	$(4.33)
Basic and diluted – pro forma	$(0.21)	$(4.41)

Net (loss):
Basic and diluted — as reported	$(4,761)	$(62,789)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	—	404

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(422)	(1,390)

Basic and diluted — pro forma net (loss)	$(5,183)	$(63,775)

Net (loss) per share:
Basic and diluted – as reported	$(0.35)	$(4.96)
Basic and diluted – pro forma	$(0.38)	$(5.04)
          The following table summarizes our option activity under our stock-based compensation plans:

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Term
	(in thousands)		(years)
Options outstanding at March 31, 2006	752	$78.00
Granted	614	7.30
Exercised	(2)	3.40
Forfeited	(90)	14.90
Expired	(147)	133.10

Options outstanding at December 31, 2006	1,127	$37.40	7.6

Options exercisable at December 31, 2006	466	$76.50	5.3

          As of December 31, 2006, the aggregate intrinsic value related to options outstanding and exercisable was nominal. As of December 31, 2006, the total future unrecognized compensation cost related to outstanding unvested options is $3.6 million, which will be recognized as compensation expense over the remaining weighted average vesting period of 1.78 years.
NOTE 3 – NET LOSS PER SHARE
          Basic net (loss) per share is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans, including stock options and warrants, using the treasury stock method. The following is a reconciliation of basic and diluted (loss) income from continuing operations and net (loss) per share (in thousands, except per share data):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2005	2006	2005	2006
Basic and diluted earnings per share calculation:

(Loss) income from continuing operations	$(2,348)	$1,689	$(54,817)	$(12,380)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,413)	(2,404)	(7,972)	4,862

Net (loss)	$(4,761)	$(715)	$(62,789)	$(7,518)

Basic and diluted weighted average shares outstanding	13,475	13,478	12,663	13,477

Basic and diluted (loss) income from continuing operations per share	$(0.17)	$0.13	$(4.33)	$(0.92)
Basic and diluted (loss) income from discontinued operations of Reflections Interactive Ltd, net of tax, per share	(0.18)	(0.18)	(0.63)	0.36

Basic and diluted net (loss) per share	$(0.35)	$(0.05)	$(4.96)	$(0.56)

          The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months ended December 31, 2005 and 2006 was 962,900 and 1,135,000, respectively, and for the nine months ended December 31, 2005 and 2006 was 941,200 and 881,444, respectively. For all periods presented, the shares were antidilutive due to the net loss for each respective period.
NOTE 4 – CONCENTRATION OF CREDIT RISK
          As of March 31, 2006, we had four customers whose accounts receivable, net, exceeded 10% of total accounts receivable, net:

		Year Ended
	March 31,	March 31,
	2006	2006
	% of Accounts Receivable	% of Net Revenues

Customer 1	25%	13%
Customer 2	15%	13%
Customer 3	14%	31%
Customer 4	11%	9%

	65%	66%

          As of December 31, 2006, we had three customers whose accounts receivable, net, exceeded 10% of total accounts receivable, net:

		Nine Months Ended
	December 31,	December 31,
	2006	2006
	% of Accounts Receivable	% of Net Revenues

Customer 1	43%	20%
Customer 2	19%	9%
Customer 3	12%	12%

	74%	41%

          Due to the timing of an aggressive pricing program which took effect for customers on June 1, 2006, combined with the timing of cash receipts and lower sales in the period, certain customers were in net credit balance positions within our accounts receivable. As a result, $2.0 million was reclassified to accrued liabilities to properly state our assets and liabilities as of December 31, 2006. As of March 31, 2006, we reclassified credit balances of $0.4 million.
          With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable, net, balance.
NOTE 5 – BALANCE SHEET DETAILS
Inventories
          Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2006
Finished goods, net	$18,608	$12,580
Return inventory, net	2,106	700
Raw materials, net	73	122

	$20,787	$13,402

Prepaid Expenses and Other Current Assets
          Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2006
Licenses short-term	$5,683	$5,917
Escrow receivable in connection with sale of Reflections Interactive Ltd	—	2,400
Royalties receivable	2,118	1,656
Prepaid insurance	872	1,111
Atari name license	305	—
Other prepaid expenses and current assets	2,367	2,789

	$11,345	$13,873

Goodwill and Acquired Intangible Assets
          The following is a rollforward of goodwill and acquired intangible assets for the period (in thousands):

	Balance at			Balance at
	March 31,			December 31,
	2006	Additions	Dispositions	2006
Goodwill	$66,398	$—	$(12,269)	$54,129
Acquired intangible assets	$—	$1,212	$—	$1,212
          In the current period, we allocated $12.3 million of goodwill to the sale of Reflections Interactive Ltd and related Driver intellectual property (Note 11). Additionally, we capitalized as acquired intangible assets $1.2 million of costs incurred with several third party contractors in connection with the development of our Atari Online website, as well as costs incurred to purchase a URL.
Other Assets
          Other assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2006
Restricted security deposit	$—	$1,764
Licenses long-term	3,832	1,294
Security and deposits	137	195
Capitalized fees	—	382
Other assets	397	250

	$4,366	$3,885

Accrued Liabilities
          Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2006	2006
Accrued advertising	$3,772	$2,990
Accrued distribution services	3,713	2,485
Accounts receivable credit balances (Note 4)	381	2,035
Accrued professional fees and other services	1,665	1,742
Accrued third party development expenses	1,411	1,466
Accrued salary and related costs	1,943	1,345
Accrued freight and handling fees	1,029	502
Restructuring reserve (Note 12)	2,163	240
Deferred income	381	191
Other	2,647	2,445

	$19,105	$15,441

NOTE 6 – INCOME TAXES
          As of March 31, 2006, we had net operating loss carryforwards of $545.4 million for federal tax purposes. The net operating loss carryforwards expire beginning in years 2009 through 2027, if not utilized. Utilization of the net operating loss carryforwards may be subject to an annual limitation pursuant to ownership change limitations provided by Section 382 of the Internal Revenue Code.
          In assessing the realizability of deferred tax assets, management considers whether it is more like than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Based on our historical operating results and the uncertainty regarding our ability to utilize our net operating loss carryforwards in the future, we have recorded a full valuation allowance against our net deferred tax assets. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
          During the three months ended December 31, 2005, we recorded a tax provision of $0.1 million pursuant to a state tax audit, which was offset by the reversal of a $0.2 million tax reserve at our UK subsidiary, pursuant to discussions with UK tax inspectors. During the nine months ended December 31, 2005, we also recorded an additional $0.3 million tax expense reduction with respect to the reversal of an income tax reserve pursuant to a successful IRS examination of the tax year ended June 30, 2003 completed in the current period. There were no tax provisions recorded in the current period.
NOTE 7 – RELATED PARTY TRANSACTIONS
     Relationship with IESA
          As of December 31, 2006, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive, Inc. (“Atari Interactive”) and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. During the nine months ended December 31, 2005 and 2006, international royalties earned from IESA were the source of 8% and 2%, respectively, of our net revenues. Additionally, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 39% and 36%, respectively, of our net publishing product revenue for the nine months ended December 31, 2005 and 2006.
          Historically, IESA has incurred significant continuing operating losses and is highly leveraged. On September 12, 2006, IESA announced a multi-step financial restructuring plan, subject to its shareholders’ approval, which would significantly reduce its debt and provide liquidity to meet its operating needs. On November 15, 2006, IESA shareholders approved the financial restructuring plan, permitting IESA to execute on this plan. As of the date of this report, IESA has raised approximately 74 million Euros, of which approximately 45 million Euros has paid down outstanding short-term and long-term debt and has provided approximately 20 million Euro of liquidity for working capital needs. IESA expects its financial restructuring plan to be completed in the spring of 2007. Although, IESA has begun to execute on its financial restructuring plan, it has not yet completed all of the required steps. As a result, IESA’s current ability to fund, among other things, its subsidiaries’ operations is limited. There can be no assurance that IESA will complete its financial restructuring plan to assure its future financial stability.
          If IESA is unable to complete its financial restructuring plan and address its liquidity problems and fund its working capital needs, IESA would likely be unable to fund its and its subsidiaries’ video game development operations, including those of Atari Interactive. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows.
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
Summary of Related Party Transactions
     The following table provides the details of related party amounts within each line of our condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31
Income (expense)	2005	2006	2005	2006

Net revenues	$99,982	$47,277	$162,217	$95,339

Related party activity:
Royalty income (1)	8,777	909	12,773	1,886
License income (1)	98	285	282	1,394
Sale of goods	531	287	793	677
Production and quality and assurance testing services	260	1,472	947	3,762

Total related party net revenues	9,666	2,953	14,795	7,719

Cost of goods sold	(60,270)	(27,118)	(103,439)	(56,296)

Related party activity:
Distribution fee for Humongous, Inc. product	(3,830)	(694)	(5,057)	(3,939)
Royalty expense (2)	(4,611)	(7,394)	(6,784)	(9,106)

Total related party cost of goods sold	(8,441)	(8,088)	(11,841)	(13,045)

Research and product development expenses	(10,267)	(5,521)	(41,230)	(19,988)

Related party activity:
Development expenses (3)	(4,368)	(1,190)	(12,650)	(6,517)
Other miscellaneous development services	(8)	5	(77)	14

Total related party research and product development expenses	(4,376)	(1,185)	(12,727)	(6,503)

Selling and distribution expenses	(19,553)	(6,377)	(34,338)	(20,795)

Related party activity:
Miscellaneous purchase of services	—	(3)	(8)	(82)

Total related party selling and distribution expenses	—	(3)	(8)	(82)

General and administrative expenses	(8,688)	(5,206)	(24,852)	(16,321)

Related party activity:
Management fee revenue	480	750	1,693	2,270
Management fee expense	(750)	(750)	(2,250)	(2,250)
Office rental and other services (4)	60	46	28	138

Total related party general and administrative expenses	(210)	46	(529)	158

Restructuring expenses	(1,402)	(224)	(6,332)	(558)

Related party activity:
Related party rent expense (4)	(115)	(116)	(523)	(349)

Total related party restructuring expenses	(115)	(116)	(523)	(349)

(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,413)	(2,404)	(7,972)	4,862

Related party activity:
Royalty income (1)	188	(864)	(138)	(1,570)
License income (1)	—	134	—	525

Total related party income (loss) from discontinued operations of Reflections Interactive Ltd	188	(730)	(138)	(1,045)

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns. Additionally, we earn license income from related parties iFone and Glu Mobile (see below).

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.

(4)	In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. During fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guaranty.

We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third party broker’s commission, was recognized during fiscal 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the nine months ended December 31, 2005 and 2006, $0.1 million of income was recognized in each period. As of December 31, 2006, the remaining balance of approximately $0.4 million is deferred and is being recognized over the life of the sub-lease. Although the Beverly studio was closed as part of management’s restructuring plan (Note 12), the space has not been sublet to date.

Additionally, we provide management information systems services to Atari Australia for which we are reimbursed. The charge is calculated as a percentage of our costs, based on usage, which is agreed upon by the parties.
     The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,	December 31,
	2006	2006
Due from/(Due to) – current
IESA (1)	$(743)	$(738)
Atari Europe (2)	4,054	(6,630)
Eden Studios (3)	(2,235)	(963)
Paradigm (3)	(721)	—
Atari Melbourne House (3)	(434)	—
Humongous, Inc. (4)	(2,341)	(1,570)
Atari Interactive (5)	(3,704)	1,370
Other miscellaneous net receivables	553	341

Net due to related parties – current	(5,571)	(8,190)

Due from/(Due to) – long-term
Atari Interactive (see Atari Name License below)	—	(1,358)

Net due to related parties	$(5,571)	$(9,548)

     The current balances reconcile to the balance sheet as follows (in thousands):

	March 31,	December 31,
	2006	2006
Due from related parties	$4,692	$1,717
Due to related parties	(10,263)	(9,907)

Net due to related parties – current	$(5,571)	$(8,190)

(1)	Balances comprised primarily of the management fees charged to us by IESA and other charges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe. Additionally, we pass back to Atari Europe worldwide licensing income received by us, which is recorded as a reduction of third party licensing income.

(3)	Represents net payables for related party development activities. (Note: Paradigm and Atari Melbourne House were sold to third parties in the first and third quarters, respectively, of the current fiscal year.)

(4)	Represents distribution fees owed to Humongous, Inc., a related party, related to sale of their product, as well as liabilities for inventory purchased.

(5)	Comprised in current period primarily of receivables related to management fee revenue and production and quality and assurance testing services revenue earned from Atari Interactive, offset by royalties owed. As of March 31, 2006, the large payable balance was driven by royalties owed to Atari Interactive.
Atari Name License
          In May 2003, we changed our name to Atari, Inc. upon obtaining rights to use the Atari name through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). In connection with a debt recapitalization in September 2003, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which was being amortized monthly and which became fully amortized during the current period. The monthly amortization was based on the total estimated cost to be incurred by us over the ten-year license period. Upon full amortization of the deferred charge, we began recording a long-term liability at $0.2 million per month, to be paid to Atari Interactive beginning in year six of the term of the license. During the three months and nine months ended December 31, 2005, we recorded expense of $0.8 million and $2.5 million, respectively, recorded against the deferred charge. During the three months and nine months ended December 31, 2006, we recorded expense of $0.6 million and $1.7 million, respectively, and as of December 31, 2006, $1.4 million relating to this obligation is included in due to related party – long term.
Issuance of Common Stock to Related Parties
          In the quarter ended December 31, 2005, we entered into two transactions with our majority stockholder, IESA, to settle certain outstanding related party balances through the issuance of an aggregate of 614,505 shares of our common stock. See Related Party Payables and Settlement of Indebtedness below.
•	Related Party Payables
          On September 15, 2005, we and IESA entered into an Agreement Regarding Issuance of Shares (“Related Party Share Issuance”) for 488,153 shares of our common stock. These shares represented payment for development costs incurred and other net trade payables that had been incurred in the ordinary course of business due to IESA and several of its subsidiaries. The common stock issued to IESA was valued at $13.00 (market price at the date of the agreement) per share and paid $6.4 million of related party invoices.
•	Settlement of Indebtedness
          On September 15, 2005, we, IESA (and all of its subsidiaries) and Atari UK entered into the GT Interactive UK Settlement of Indebtedness Agreement (“Settlement of Indebtedness”) whereby we issued 126,351 shares of our common stock in payment of a $1.6 million loan owed by a dormant Atari subsidiary to an IESA subsidiary. The common stock issued to IESA was valued at $13.00 (market price at the date of the agreement) per share.

Related Party Transactions with Employees or Former Employees
•	Consulting Agreement with Ann Kronen
          On November 8, 2006, we entered into a Consulting Agreement with Ann E. Kronen, a member of our Board of Directors (the “Kronen Agreement”). The term of the Kronen Agreement commenced effective August 1, 2006 and ends on March 31, 2007, with automatic one year extensions unless terminated on thirty days notice prior to the end of the current term. Pursuant to the Consulting Agreement, Ms. Kronen will provide (i) product development, and (ii) business development and relationship management services on behalf of us, for which she will be compensated approximately $0.1 million over the service period in monthly payments, and reimbursement for any reasonable and pre-approved expenses incurred in connection with such services.
•	Compromise Agreement with Martin Lee Edmondson
          On August 31, 2005, pursuant to a Compromise Agreement executed on August 12, 2005 between us, Reflections Interactive Ltd, and Martin Lee Edmondson, a former employee of Reflections Interactive Ltd, we issued 155,766 shares to Mr. Edmondson as part of the full and final settlement of a dismissal claim and any and all other claims that Mr. Edmondson had or may have had against us and Reflections, except for personal injury claims, accrued pension rights, non-waivable claims, claims to enforce rights under the Compromise Agreement, and claims for financial compensation for services rendered (if any) in connection with our game Driver: Parallel Lines. The share issuance was valued at $2.1 million and the issuance was recorded as a reduction of royalties payable. The Compromise Agreement also included a cash payment of $2.2 million paid in twelve equal installments beginning on September 1, 2005, as well as a one time payment of $0.4 million payable on September 1, 2005. The expense related to this settlement was fully recorded during fiscal 2005. As of December 31, 2006, the balance was fully paid.
•	Purchase of iFone by Glu Mobile
          During fiscal 2006, we recorded license income from two parties, iFone and Glu Mobile. A member of our Board of Directors, Denis Guyennot, was a consultant for iFone, and a former member of our Board, David Ward, is the Chairman of the Board of iFone; therefore iFone was treated as a related party, with license income included in net revenues and royalties receivable included in due from related parties (see above). In April 2006, iFone was purchased by Glu Mobile, and additionally, Mr. Guyennot is now the Chief Executive Officer of Glu Mobile’s activities in Europe, the Middle East, and Africa. Therefore, Glu Mobile began to receive treatment as a related party in fiscal 2007. During the three months and nine months ended December 31, 2005, license income recorded from iFone was $0.1 million and $0.3 million, respectively. During the three months and nine months ended December 31, 2006, license income recorded from iFone/Glu Mobile was $0.3 million and $1.4 million, respectively. As of March 31, 2006, royalties receivable from iFone and Glu Mobile were $0.4 million (included in due from related parties) and $0.5 million (included in prepaid expenses and other current assets), respectively. As of December 31, 2006, there were no receivables from iFone/Glu Mobile.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Contractual Obligations
          As of December 31, 2006, royalty and license advance obligations, milestone payments and future minimum lease payments under non-cancelable operating and capital lease obligations are summarized as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Through	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

December 31, 2007	$545	$3,905	$3,674	$114	$8,238
December 31, 2008	—	—	3,145	21	3,166
December 31, 2009	—	—	3,018	—	3,018
December 31, 2010	—	—	2,937	—	2,937
December 31, 2011	—	—	2,892	—	2,892
Thereafter	—	—	25,200	—	25,200

Total	$545	$3,905	$40,866	$135	$45,451

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately. Included in the total contractual obligations of $3.9 million are payments of $0.8 million to be made to related party development studios.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2007 through fiscal 2022. These are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $2.0 million of sublease income to be received from fiscal 2007 through fiscal 2009. Rent expense and sublease income for the three months and nine months ended December 31, 2005 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Rent expense	$864	$1,052	$3,213	$2,682
Sublease income	$(116)	$(225)	$(403)	$(403)

•	Renewal of New York lease

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

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2006, the net book value of the assets, included within property and equipment on the balance sheet, was $0.5 million, net of accumulated depreciation of $0.3 million. As of December 31, 2006, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.
Litigation
          As of December 31, 2006, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
          Pursuant to the intercompany services agreement, Atari Interactive is fully indemnifying us for all damages (including legal fees) that are incurred in this matter. An answer to the complaint was due by June 5, 2006. However, Atari Interactive sought an extension of time to answer for itself and on behalf of us. Our motion to dismiss was filed on July 6, 2006. Thomas Licensing’s amended complaint was filed in July 2006, and our answer to the amended complaint was filed in August 2006. Thomas Licensing issued discovery requests to us in October 2006.
          Effective December 8, 2006, Thomas, Atari Interactive, Inc., and we settled this matter. The Atari parties agreed to pay Thomas a total of $0.5 million with the second and final installment of $0.2 million to be paid by February 15, 2007. As collateral for these payments, the Atari parties executed Affidavits of Confessions of Judgment which are being held in escrow. As of December 11, 2006, Thomas filed a Stipulation of Discontinuance of the suit. Upon reaching the 91st day after the final payment has been made, Thomas shall release to the Atari parties the executed Affidavits of Confessions of Judgment. Our portion of the litigation settlement is accrued as part of accrued liabilities as of December 31, 2006.
Ernst & Young, Inc. v. Atari, Inc.
          On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada. Our answer and counterclaim were filed in August of 2006 and we initiated discovery against Ernst & Young at the same time. Settlement discussions commenced in September 2006 and are on-going. Ernst & Young has not responded to our last inquiry regarding settlement and has not been actively prosecuting the matter.
Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.
          On October 26, 2006, Research in Motion Limited (“RIM”) filed a claim against us and Atari Interactive in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems. Breakout and Super Breakout are games owned by Atari Interactive. In late December 2006, the Atari parties filed a motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. The Atari parties are still awaiting a decision on this motion. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law.

NOTE 9 – DEBT
Credit Facilities
          Guggenheim Credit Facility
          On November 3, 2006, we established a revolving credit facility pursuant to a Credit Agreement (the “credit facility”) with several lenders and Guggenheim Corporate Funding LLC (“Guggenheim”) as the administrative agent. The Guggenheim credit facility will terminate and be payable in full on November 3, 2009. The credit facility consists of a secured, committed, revolving line of credit in an amount up to $15.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit. Availability under the credit facility is determined by a formula based on a percentage of our eligible receivables. The proceeds drawn will be used for general corporate purposes and working capital needs in the ordinary course of business and to finance acquisitions permitted by the Credit Agreement. The credit facility bears interest at our choice of (i) LIBOR plus 5% per year, or (ii) the greater of (a) the prime rate in effect, or (b) the Federal Funds Effective Rate in effect plus 2.25%. Additionally, we are required to pay a commitment fee on the undrawn portions of the credit facility of 0.75% per year and paid to Guggenheim a closing fee of $0.2 million. Obligations under the credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment, but excluding the stock of our subsidiaries and certain assets located outside of the U.S.
          The credit facility contains financial covenants that require us to maintain enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of December 31, 2006, we are in compliance with all financial covenants. The credit facility also includes provisions for a possible term loan facility and an increased revolving credit facility line in the future. As of December 31, 2006, $7.0 million of borrowings were outstanding, and a nominal amount of interest is included in accrued liabilities.
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
          On January 18, 2006, HSBC notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. On May 31, 2006, the revolving credit facility with HSBC expired. As of such date, we had no obligations outstanding under the credit facility. In November 2006, we entered into a revolving credit facility with Guggenheim (see above).
NOTE 10 – GAIN ON SALE OF DEVELOPMENT STUDIO ASSETS
Sale of Shiny Entertainment
          In September 2006, we sold to a third party certain development assets of our Shiny Entertainment studio (“Shiny”) for $1.8 million. We recorded a gain of $0.9 million, which represented the difference between the proceeds from the sale and the net book value of the property and equipment sold. There was no allocation of goodwill to Shiny as a result of this sale, as it has been determined that the Shiny studio did not constitute a business in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The gain on sale is reflected on the face of our condensed consolidated statements of operations for the nine months ended December 31, 2006.

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
          In connection with the above transactions, on August 22, 2005, we and IESA entered into an agreement, pursuant to which we agreed to cooperate with regard to the sale of some or all of the IESA Shares received. Therefore, in September 2005, the IESA Shares were sold for $10.1 million and we realized a loss of $0.2 million included in other income (expense) as part of net loss in the nine months ended December 31, 2005. We did not incur any additional expenses in conjunction with this transaction.
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
Sale of Reflections
          In August 2006, we sold to a third party the Driver intellectual property and certain assets of Reflections for $24.0 million. We maintained sell-off rights for three months for all Driver products, excluding Driver: Parallel Lines, which we maintained until the end of the current fiscal quarter. The tangible assets included in the sale were property and equipment only. Goodwill allocated to Reflections approximated $12.3 million. During the second quarter of fiscal 2007, we recorded a gain in the amount of the difference between the proceeds from the sale and the net book value of Reflections’ property and equipment and the goodwill allocation. The gain recorded was approximately $11.5 million, and was included in (loss) income from discontinued operations of Reflections (see below).
•	Balance Sheets
          At March 31, 2006 and December 31, 2006, the assets and liabilities of Reflections are presented separately on our condensed consolidated balance sheets. The balances at December 31, 2006 represent assets and liabilities associated with Reflections and the Driver franchise that were not included in the sale. Management’s intent is to divest itself of the remaining assets and liabilities associated with Reflections’ office lease over the next nine months. The components of the assets and liabilities of discontinued operations are as follows (in thousands):

	March 31, 2006	December 31, 2006
Assets:
Cash	$438	$137
Inventories, net	574	—
Prepaid expenses and other current assets	1,222	226
Property and equipment, net	251	—

	March 31, 2006	December 31, 2006
Other assets	464	335

Total assets	$2,949	$698

Liabilities:
Accounts payable	$874	$151
Accrued liabilities	731	224
Royalties payable	1,413	—

Total liabilities	$3,018	$375

•	Results of Operations
          As Reflections represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the condensed consolidated statements of operations. Net revenues and (loss) income from discontinued operations, net of tax, for the three months and nine months ended December 31, 2005 and 2006, respectively, are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2005	2006	2005	2006
Net revenues	$802	$(563)	$1,748	$(360)

(Loss) from operations of Reflections Interactive Ltd	(2,413)	(2,404)	(7,972)	(6,610)
Gain on sale of Reflections Interactive Ltd	—	—	—	11,472

(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	$(2,413)	$(2,404)	$(7,972)	$4,862

NOTE 12 – RESTRUCTURING
          During the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” management announced a restructuring plan to strengthen our competitive position in the marketplace as well as enhance shareholder value. During the three months ended December 31, 2005 and 2006, we recorded restructuring expenses of $1.4 million and $0.2 million, respectively, and during the nine months ended December 31, 2005 and 2006, we recorded expenses of $6.3 million and $0.6 million, respectively, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. Also included in this charge, in accordance with FASB Statement No. 146, is the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices. The charge for restructuring is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Lease related costs	$529	$161	$1,258	$434
Severance and retention expenses	111	60	2,855	101
Consultants	358	—	358	—
Relocation	254	—	418	—
Modification of stock options	—	—	404	—
Property and equipment write offs	—	—	443	—
Miscellaneous costs	150	3	596	23

Total	$1,402	$224	$6,332	$558

     During the nine months ended December 31, 2005, the charge of $0.4 million for the modification of stock options was recorded as part of the termination agreement with certain employees as an increase to additional paid-in capital. No such expense was recorded during the three months and nine months ended December 31, 2006. Additionally, the charge of $0.4 million for property and equipment write offs during the nine months ended December 31, 2005 was recorded as a decrease to property and equipment, net. No write offs occurred during the three months and nine months ended December 31, 2006. We expect to incur nominal costs through the remainder of fiscal 2007.
     The following is a reconciliation of our restructuring reserve from March 31, 2006 to December 31, 2006 (in thousands):

	Balance at			Cash payments,	Balance at
	March 31, 2006	Accrued Amounts	Reclasses	net	December 31,2006
Short term
Severance and retention	$1,886	$101	$—	$(1,837)	$150
Lease related costs	245	434	49	(638)	90
Miscellaneous costs	32	23	—	(55)	—

Total	2,163	558	49	(2,530)	240

Long term
Severance and retention	—	—	—	—	—
Lease related costs	56	—	(49)	—	7

Total	56	—	(49)	—	7

Total	$2,219	$558	$—	$(2,530)	$247

NOTE 13 – SALE OF INTELLECTUAL PROPERTY
     In the first quarter of fiscal 2007, we entered into a Purchase and Sale Agreement with a third party to sell and assign all rights, title, and interest in the Stuntman franchise, along with a development agreement with the current developer for the creation of this game. The proceeds from the sale were $9.0 million, which has been received as of December 31, 2006 and was recorded as a gain on sale of intellectual property during the nine months ended December 31, 2006.
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
     The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest (expense) income by reportable segment for the three months and nine months ended December 31, 2005 and 2006 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended December 31, 2005:
Net revenues	$81,625	$18,357	$—	$99,982
Operating income (loss) (1)	6,600	2,049	(9,492)	(843)
Depreciation and amortization	(374)	—	(1,673)	(2,047)
Interest expense, net	—	—	(244)	(244)
Nine months ended December 31, 2005:
Net revenues	$116,630	$45,587	$—	$162,217
Operating (loss) income (1)	(25,270)	4,598	(27,412)	(48,084)
Depreciation and amortization	(1,328)	—	(5,114)	(6,442)
Interest expense, net	—	—	(589)	(589)
Three months ended December 31, 2006:
Net revenues	$45,954	$1,323	$—	$47,277
Operating income (loss) (1)	8,983	(979)	(6,069)	1,935
Depreciation and amortization	(74)	—	(1,046)	(1,120)
Interest expense, net	—	—	(46)	(46)
Nine months ended December 31, 2006:
Net revenues	$78,848	$16,491	$—	$95,339
Operating income (loss) (1)	5,536	1,858	(19,461)	(12,067)
Depreciation and amortization	(446)	—	(3,445)	(3,891)
Interest income, net	—	—	187	187

(1)	Operating loss for the Corporate segment for the three months ended December 31, 2005 and 2006, excludes restructuring charges of $1.4 million and $0.2 million, respectively, and for the nine months ended December 31, 2005 and 2006 excludes $6.3 million and $0.6 million, respectively. Including restructuring charges, total operating (loss) income for the three months ended December 31, 2005 and 2006 is a loss of $2.2 million and income of $1.7 million, respectively, and for the nine months ended December 31, 2005 and 2006 is a loss of $54.4 million and a loss of $12.6 million, respectively.
NOTE 15 – SUBSEQUENT EVENTS
  Reverse Stock Split
     On January 3, 2007, our stockholders approved a one-for-ten reverse stock split. As a result of the stock split, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Restated Certificate of Incorporation. The Certificate is effective as of January 3, 2007, and effects a one-for-ten reverse stock split of our issued and outstanding shares of common stock, par value $0.01 and decreases the number of shares of common stock we are authorized to issue from 300,000,000 to 30,000,000. As of the effective date of the split, every 10 shares of our issued and outstanding common stock, $0.01 par value, automatically converted to one share of common stock, $0.10 par value. No fractional shares were issued in connection with the split. Cash will be paid in lieu of fractional shares. The split did not alter any voting rights or other terms of our common stock.
     As a result of the split, beginning January 4, 2007 and continuing through approximately February 1, 2007, our common stock traded on the Nasdaq Global Market under the trading symbol ATARD. As of February 1, 2007, our stock again traded under the ATAR trading symbol. In accordance with the split, the Compensation Committee adjusted the amount of shares reserved under, and all awards made pursuant to, our stock incentive plans (see Note 2).

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
Overview
Going Concern
     On January 18, 2006, HSBC notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. On May 31, 2006, our credit facility with HSBC expired. Although the HSBC credit facility was replaced by the Guggenheim revolving credit facility (Note 9), due to our historical losses and negative cash flows from operations, as well as our current financial position, we have had difficulties obtaining additional financing. Historically, we have relied on IESA to provide limited financial support to us; however, as IESA continues to address its own financial condition, its ability to fund its subsidiaries’ operations, including ours, remains limited. Therefore, there can be no assurance we will ultimately receive any funding from them.
     The uncertainties caused by these conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We are exploring various alternatives to improve our financial position and secure other sources of funding. Such possibilities include additional short-term financing, new arrangements to license intellectual property, and the sale of selected intellectual property rights. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include further personnel reductions and suspension of certain development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
     Since April 2006, we have raised approximately $35.0 million through the sale of a certain intellectual property (Note 13) and the divestiture of our internal development studios (Note 10 and 11), and have secured a three-year revolving credit facility (Note 9). However, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
Reverse Stock Split
     On January 3, 2007, our stockholders approved a one-for-ten reverse stock split. The number of authorized and outstanding common shares have become one-tenth of their prior amount, and the par value has increased to $0.10 per share. Preferred stock shares remain at 5,000,000 authorized with a par value of $0.01 per share.

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
     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by third party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain what we believe to be state-of-the-art distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. The distribution channels for interactive software have expanded significantly in recent years. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as GameStop. Additionally, our games are made available through various Internet and online networks. Our sales to key customers Wal-Mart, GameStop, and Target accounted for approximately 26.7%, 19.9%, and 11.9%, respectively, of net revenues for the nine months ended December 31, 2006.
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
     For the three months ended December 31, 2005 and 2006, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $20.1 million and $7.3 million, respectively. For the nine months ended December 31, 2005 and 2006, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $42.1 million and $16.1 million, respectively. As of March 31, 2006 and December 31, 2006, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $30.9 million and $16.5 million, respectively.
Inventories
     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended December 31, 2005 and 2006, we recorded obsolescence expense of approximately $1.6 million and $0.6 million, respectively. For the nine months ended December 31, 2005 and 2006, we recorded obsolescence expense of approximately $2.9 million and $1.4 million, respectively. As of March 31, 2006 and December 31, 2006, the aggregate reserve against inventories was approximately $2.4 million and $3.0 million, respectively.
Research and product development expenses
     Research and product development expenses related to the design, development, and testing of new software products, whether internally or externally developed, are charged to expense as incurred. Research and product development expenses also include payments for royalty advances (milestone payments) to third party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
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

Licenses
     Licenses for intellectual property are capitalized as assets upon the execution of the contract when no significant obligation of performance remains with us or the third party. If significant obligations remain, the asset is capitalized when payments are due or when performance is completed as opposed to when the contract is executed. These licenses are amortized at the licensor’s royalty rate over unit sales to cost of goods sold. Management evaluates the carrying value of these capitalized licenses and records an impairment charge in the period management determines that such capitalized amounts are not expected to be realized. Such impairments are charged to cost of goods sold if the product has released or previously sold, and if the product has never released, these impairments are charged to research and product development expenses.
   Goodwill and Acquired Intangible Assets
     Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment annually or when there are any indications of impairment. As of March 31, 2006, our annual fair value-based assessment, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” did not result in any impairment of goodwill. As of December 31, 2006, there are no indications of any impairment of goodwill.
     Intangible assets are assets that lack physical substance. As of December 31, 2006, our acquired intangible assets are comprised of a purchased URL, as well as capitalized website development costs (related to Atari Online website), which are accounted for in accordance with EITF 00-02, “Accounting for Web Site Development Costs.” EITF 00-02 requires that web site development costs be treated as computer software developed for internal use, and that costs incurred in the application and development stages be capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with FASB Statement No. 142, because our acquired intangible assets have an indefinite life, they will not be amortized, but will be tested for impairment annually or when there are any indications of impairment.
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
     As of March 31, 2006, we had net operating loss carryforwards of $545.4 million for federal tax purposes. The net operating loss carryforwards expire beginning in years 2009 through 2027, if not utilized. Utilization of the net operating loss carryforwards may be subject to an annual limitation pursuant to ownership change limitations provided by Section 382 of the Internal Revenue Code.
     In assessing the realizability of deferred tax assets, management considers whether it is more like than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Based on our historical operating results and the uncertainty regarding our ability to utilize our net operating loss carryforwards in the future, we have recorded a full valuation allowance against our net deferred tax assets. Management reassesses its position with regard to the valuation allowance on a quarterly basis.

Results of operations
Three months ended December 31, 2005 versus the three months ended December 31, 2006
Condensed Consolidated Statements of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	December 31,	Revenues	December 31,	Revenues	Increase

	2005		2006		$	%

Net revenues	$99,982	100.0%	$47,277	100.0%	$(52,705)	(52.7)%
Costs, expenses and income:
Cost of goods sold	60,270	60.3%	27,118	57.4%	(33,152)	(55.0)%
Research and product development expenses	10,267	10.3%	5,521	11.7%	(4,746)	(46.2)%
Selling and distribution expenses	19,553	19.6%	6,377	13.5%	(13,176)	(67.4)%
General and administrative expenses	8,688	8.6%	5,206	10.9%	(3,482)	(40.1)%
Restructuring expenses	1,402	1.4%	224	0.5%	(1,178)	(84.0)%
Depreciation and amortization	2,047	2.0%	1,120	2.4%	(927)	(45.3)%

Total costs, expenses, and income	102,227	102.2%	45,566	96.4%	(56,661)	(55.4)%

Operating (loss) income	(2,245)	(2.2)%	1,711	3.6%	(3,956)	(176.2)%
Interest (expense), net	(244)	(0.3)%	(46)	(0.1)%	(198)	(81.1)%
Other income	19	(0.0)%	24	0.1%	5	26.3%

(Loss) income before (benefit from) income taxes	(2,470)	(2.5)%	1,689	3.6%	(4,159)	(168.4)%
(Benefit from) income taxes	(122)	(0.1)%	—	0.0%	(122)	(100.0)%

(Loss) income from continuing operations	(2,348)	(2.4)%	1,689	3.6%	(4,037)	(171.9)%
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(2,413)	(2.4)%	(2,404)	(5.1)%	(9)	(0.4)%

Net (loss)	$(4,761)	(4.8)%	$(715)	(1.5)%	$(4,046)	(85.0)%

Net Revenues
Net Revenues by Segment (in thousands):

	Three Months
	Ended
	December 31,
	2005	2006	(Decrease)
Publishing	$81,625	$45,954	$(35,671)
Distribution	18,357	1,323	(17,034)

Total	$99,982	$47,277	$(52,705)

Publishing Sales Platform Mix

	Three Months
	Ended
	December 31,
	2005	2006
PlayStation 2	49.8%	39.8%
PC	20.8%	31.5%
Nintendo Wii	0.0%	15.0%
Plug and Play	9.0%	3.6%
Xbox 360	0.0%	3.6%
Game Boy Advance	5.4%	2.6%
Nintendo DS	3.5%	2.0%
PSP	0.0%	1.8%
Xbox	11.0%	0.1%
GameCube	0.5%	0.0%

Total	100.0%	100.0%

Publishing net revenues decreased by 43.7% from the prior period due to fewer successful new releases and lower international royalty income, offset by current period production services revenue recorded pursuant to an intercompany agreement signed in March 2006; no such revenue was earned in the prior comparable period.
•	Net publishing product sales during the current quarter were driven by new release sales of $31.1 million, which included sales for Dragon Ball Z: Budokai Tenkaichi 2 (PlayStation 2 and Nintendo Wii) and Neverwinter Nights 2 (PC). In the prior comparable quarter, new releases contributed $46.2 million of publishing product sales and were driven by sales of Dragon Ball Z: Budokai Tenkaichi (PlayStation 2) and Matrix: Path of Neo (PlayStation 2, Xbox, and PC), and we had reorders of $5.1 million of Atari Flashback 2.0 (plug and play), which was released in the second quarter of fiscal 2006. The decrease in sales results from fewer new releases in the current period.

•	International royalty income decreased by $7.9 million from the comparable prior period due to lower international sales of new releases in the current period, compared with higher international sales of Matrix: Path of Neo in the prior period, compounded by larger than anticipated returns on international sales of that title in the current period.

•	Current period includes $1.0 million in revenue earned from Atari Interactive for production management, support, and administrative services rendered, pursuant to the production services agreement executed in March 2006. No such revenue was recorded in the prior period.

•	The overall average unit sales price (“ASP”) of the publishing business has increased slightly from $23.65 in the prior comparable quarter to $24.85 in the current period. The increased ASP is driven by the current period inclusion of Nintento Wii and Xbox 360 titles, with ASPs of $36.45 and $31.10, respectively. However, this is offset by a decrease in the ASPs of previous generation console product from the prior comparable period, due to the current console transition.
Total distribution net revenues for the three months ended December 31, 2006 decreased by 92.8% from the prior comparable period due to an overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products.
Cost of Goods Sold
     Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the three months ended December 31, 2006 decreased by 55.0%. As a percentage of net revenues, cost of goods sold decreased from 60.3% to 57.4% due to the following:
•	lower mix of royalty bearing products in the current period, compounded by lower royalty rates on those products, and

•	a lower mix of third party sales in the current year which have higher costs (18.4% third party net revenues in the prior year versus 2.8% third party net revenues in the current year).
Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third party developers and billings from related party developers on products that are currently in development. These expenses for the three months ended December 31, 2006 decreased approximately 46.2%, due primarily to:
•	decreased spending of $3.1 million at our related party development studios due to the sale of our Stuntman franchise in development at Paradigm Entertainment, as well as the completion of Test Drive Unlimited (Xbox 360), in development in the prior year’s comparable quarter and released in September 2006, and

•	decreased salaries and other overhead of $1.7 million due to the divestiture of the Shiny studio in the second quarter of fiscal 2007, as well as company-wide personnel reductions.
     For the three months ended December 31, 2005 and 2006, internal research and product development costs incurred to manage our development activities represented 48.2% and 63.3%, respectively, of total research and product development expenses.
Selling and Distribution Expenses
     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended December 31, 2006, selling and distribution expenses decreased approximately 67.4%, due to:
•	decreased spend on advertising of $11.2 million, primarily due to lower spend in the current year for television ad purchases as management focuses on lower cost and more direct marketing (prior period included significant spend for Matrix: Path of Neo television campaigns),

•	savings in salaries and related employee costs due to reduced headcount, and

•	savings in freight and handling costs on lower sales.
General and Administrative Expenses
     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended December 31, 2006, general and administrative expenses decreased approximately 40.1%, due to:
•	a reduction in salaries of $1.5 million due to personnel reductions, as well as savings in rent and other overhead costs, and

•	decreased consulting and professional fees of $1.0 million.
Restructuring Expenses
     In the fourth quarter of fiscal 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. In the three months ended December 31, 2005, restructuring expenses consisted of the following:
•	lease related costs associated with closed offices of $0.5 million,

•	consultant expenses of $0.4 million,

•	relocation costs of $0.2 million,

•	severance and retention expense of $0.1 million, and

•	other miscellaneous costs associated with the restructuring and office transition of $0.2 million.
In the current period, the $0.2 million of expense is primarily related to continuing lease costs associated with the closed offices.
Depreciation and Amortization
     Depreciation and amortization for three months ended December 31, 2006 decreased 45.3% due to assets becoming fully depreciated during the year, and a decrease in Atari name license amortization due to a change in the expected future earnings on which this expense is based, offset by depreciation expense for new assets placed into service.
Interest (Expense), net
     Interest (expense), net, decreased from $0.2 million to a nominal amount for the three months ended December 31, 2006. This is due to interest expense incurred in the prior period on our HSBC credit facility, which expired in May 2006, and was not replaced with the Guggenheim credit facility until November 2006. Additionally, in the current period, we recorded $0.1 million of interest income on our money market account and our security deposit letter of credit.

Benefit from Income Taxes
     Benefit from income taxes recorded in the three months ended December 31, 2005 resulted from the reversal of the prior period UK tax reserve of $0.2 million, pursuant to discussions with UK tax inspectors, offset by an additional state tax provision of $0.1 million recorded arising from a current New York State tax audit. No income tax provision was recorded in the three months ended December 31, 2006 due to the anticipated taxable loss for the full fiscal year.
Loss from Discontinued Operations of Reflections Interactive Ltd, net of tax
     Loss from discontinued operations of Reflections was consistent with the prior period amount of $2.4 million. Although operating costs of the Reflections studio have decreased in the current period as a result of the sale of Reflections, the current period includes additional charges incurred as the sell-off period for Driver products concluded, and in connection with the divestiture of the remaining non-development assets not sold.
Nine months ended December 31, 2005 versus the nine months ended December 31, 2006
Condensed Consolidated Statements of Operations (dollars in thousands):

	Nine		Nine
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	December 31,	Revenues	December 31,	Revenues	Increase

	2005		2006		$	%

Net revenues	$162,217	100.0%	$95,339	100.0%	$(66,878)	(41.2)%
Costs, expenses, and income:
Cost of goods sold	103,439	63.8%	56,296	59.0%	(47,143)	(45.6)%
Research and product development expenses	41,230	25.4%	19,988	21.0%	(21,242)	(51.5)%
Selling and distribution expenses	34,338	21.2%	20,795	21.8%	(13,543)	(39.4)%
General and administrative expenses	24,852	15.2%	16,321	17.0%	(8,531)	(34.3)%
Restructuring expenses	6,332	3.9%	558	0.6%	(5,774)	(91.2)%
Gain on sale of intellectual property	—	0.0%	(9,000)	(9.4)%	9,000	100.0%
Gain on sale of development studio assets	—	0.0%	(885)	(0.9)%	885	100.0%
Depreciation and amortization	6,442	4.0%	3,891	4.1%	(2,551)	(39.6)%

Total costs, expenses, and income	216,633	133.5%	107,964	113.2%	(108,669)	(50.2)%

Operating (loss)	(54,416)	(33.5)%	(12,625)	(13.2)%	(41,791)	(76.8)%
Interest (expense) income, net	(589)	(0.4)%	187	0.2%	(776)	(131.7)%
Other (expense) income	(217)	(0.1)%	58	0.0%	(275)	(126.7)%

(Loss) before (benefit from) income taxes	(55,222)	(34.0)%	(12,380)	(13.0)%	(42,842)	(77.6)%
(Benefit from) income taxes	(405)	(0.2)%	—	0.0%	(405)	(100.0)%

(Loss) from continuing operations	(54,817)	(33.8)%	(12,380)	(13.0)%	(42,437)	(77.4)%
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(7,972)	(4.9)%	4,862	5.1%	(12,834)	(161.0)%

Net (loss)	$(62,789)	(38.7)%	$(7,518)	(7.9)%	$(55,271)	(88.0)%

Net Revenues
Net Revenues by Segment (in thousands):

	Nine Months
	Ended
	December 31,
	2005	2006	(Decrease)
Publishing	$116,630	$78,848	$(37,782)
Distribution	45,587	16,491	(29,096)

Total	$162,217	$95,339	$(66,878)

Publishing Sales Platform Mix

	Nine Months
	Ended
	December 31,
	2005	2006
PlayStation 2	38.3%	36.9%
PC	29.0%	28.5%
Xbox 360	0.0%	10.6%
Nintendo Wii	0.0%	9.0%
PSP	0.0%	5.4%
Game Boy Advance	7.3%	3.8%
Plug and Play	11.3%	3.6%
Nintendo DS	2.5%	1.8%
Xbox	9.6%	0.2%
GameCube	1.9%	0.2%
PlayStation	0.1%	0.0%

Total	100.0%	100.0%
Publishing net revenues decreased by 32.4% from the prior year, due to fewer successful new releases and lower international royalty income, offset by current period production services revenue not recorded in the prior period.
•	Net publishing product sales during the period were driven by new release sales of $45.0 million, which included sales for Dragon Ball Z: Budokai Tenkaichi 2 (PlayStation 2 and Nintendo Wii), Test Drive Unlimited (Xbox 360), Super Dragon Ball Z (PlayStation 2), and Neverwinter Nights 2 (PC). In the prior comparable period, sales from new releases were $70.4 million and included sales of Dragon Ball Z: Budokai Tenkaichi (PlayStation 2), Matrix: Path of Neo (PlayStation 2, Xbox, and PC), Atari Flashback 2.0 (plug and play), Indigo Prophecy (PlayStation 2, Xbox, and PC), Dragon Ball Z: Transformations (Game Boy Advance), RollerCoaster Tycoon 3: Soaked! (PC), and Dragonshard (PC). The decrease in sales results from fewer new releases.

•	International royalty income decreased by $10.9 million from the comparable prior period due to lower international sales of new releases in the current period, compared with higher international sales of Matrix: Path of Neo in the prior period, compounded by larger than anticipated returns on international sales of that title in the current period.

•	Current period includes $2.6 million in revenue earned from Atari Interactive for production management, support, and administrative services rendered, pursuant to the production services agreement executed in March 2006. No such revenue was recorded in the prior comparable period.

•	The overall ASP of the publishing business has increased slightly from $20.63 in the prior comparable period to $21.61 in the current period. The increased ASP is driven by the current period inclusion of Nintento Wii and Xbox 360 titles, with ASPs of $36.45 and $29.38, respectively. However, this is offset by a decrease in the ASPs of previous generation console product from the prior comparable period.
     Total distribution net revenues for the nine months ended December 31, 2006 decreased by 63.8% from the prior comparable period due to the overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products.
Cost of Goods Sold
     Cost of goods sold for the nine months ended December 31, 2006 decreased by 45.6%. As a percentage of net revenues, cost of goods sold decreased from 63.8% to 59.0% due to the following:
•	a lower mix of royalty bearing product sales in the current period, compounded by lower royalty rates on those products, and

•	a lower mix of our third party product sales in the current period.

Research and Product Development Expenses
     Research and product development expenses for the nine months ended December 31, 2006 decreased approximately 51.5%, due primarily to:
•	decreased spending with external developers of $8.5 million due to delays in commencement on certain development projects,

•	decreased spending of $6.1 million at our related party development studios due to the sale of our Stuntman franchise and development project, in process at Paradigm Entertainment, as well as the completion of Test Drive Unlimited (Xbox 360), released in September 2006, and

•	savings in salaries and other overhead of $6.7 million due to the closure of the Beverly and Santa Monica publishing studios during fiscal 2006, the divestiture of the Shiny studio in the second quarter of fiscal 2007, and other personnel reductions.
     For the nine months ended December 31, 2005 and 2006, internal research and product development costs incurred to manage our development activities represented 42.9% and 54.9%, respectively, of total research and product development expenses.
Selling and Distribution Expenses
     Selling and distribution expenses decreased approximately 39.4% during the nine months ended December 31, 2006 due to:
•	decreased advertising spend of $9.6 million due to fewer new releases in the current period, compounded by management’s focus on lower cost and more direct marketing (prior period included significant spend for Matrix: Path of Neo television campaigns),

•	savings in salaries and related overhead costs of $3.5 million due to reduced headcount resulting from publishing studio closure and personnel reductions, and

•	savings in freight and handling costs on lower sales.
General and Administrative Expenses
     General and administrative expenses decreased approximately 34.3% due to:
•	a reduction in salaries of $6.2 million due to publishing studio closures and other personnel reductions, as well as savings in rent and other overhead costs, offset by

•	recognition of expense of $0.5 million of stock-based compensation expense related to the implementation of FASB Statement No. 123(R) (see Note 2 to the condensed consolidated financial statements for details about the implementation of Statement No. 123(R)).
Restructuring Expenses
     In the nine months ended December 31, 2005, restructuring expenses consisted of the following:
•	severance and retention expense of $2.9 million,

•	lease related costs associated with closed offices of $1.3 million,

•	property and equipment write offs of $0.4 million,

•	costs associated with the modification of stock options for terminated executives of $0.4 million, and

•	consultant, relocation, and other miscellaneous costs associated with the restructuring and office transition of $1.3 million.

In the current period, the $0.6 million of expense is primarily related to continuing lease costs associated with the closed offices as well as some additional severance expenses.
Gain on Sale of Intellectual Property
     In the current period, we sold the Stuntman intellectual property to a third party for $9.0 million, which was recorded as a gain. No such gain was recorded in the prior comparable period.
Gain on Sale of Development Studio Assets
     In the current period, we sold certain development studio assets of Shiny to a third party for a gain of $0.9 million. The gain represents the proceeds of $1.8 million (of which $0.2 million will be held in escrow for nine months from the date of the sale), less the net book value of the assets sold of $0.9 million. No such gain was recorded in the prior comparable period.
Depreciation and Amortization
     Depreciation and amortization for nine months ended December 31, 2006 decreased 39.6% due to:
•	prior year inclusion of depreciation expense for assets from the Beverly and Santa Monica studios which were written off in the second quarter of fiscal 2006, and

•	decrease in Atari name license amortization due to a change in the expected future earnings on which this expense is based, offset by

•	depreciation expense for new assets placed into service.
Interest (Expense) Income, net
     Interest (expense) income, net, decreased from expense of $0.6 million to income of $0.2 million for the nine months ended December 31, 2006. This is due to lower interest expense incurred in the current period as the Guggenheim credit facility was not put into place until November 2006. Additionally, in the current period, we recorded $0.3 million of interest income on our money market account.
Other (Expense) Income
     Other expense for the prior period is due to a loss realized on the sale of the IESA shares received in connection with the sale of Humongous. Other income in the current period is nominal.
Benefit from Income Taxes
     The benefit recorded in the nine months ended December 31, 2005 resulted from the reversal of a prior period tax reserve resulting from a successful IRS examination of the tax year ended June 30, 2003 completed in the current period, as well as the reversal of the $0.2 million UK tax reserve, pursuant to discussions with UK tax inspectors, offset by an additional state tax provision of $0.1 million recorded arising from a current New York State tax audit. No income tax provision was recorded in the nine months ended December 31, 2006 due to the anticipated taxable loss for the full fiscal year.
(Loss) Income from Discontinued Operations of Reflections Interactive Ltd, net of tax
     (Loss) income from discontinued operations of Reflections decreased from a loss of $8.0 million for the nine months ended December 31, 2005 to income of $4.9 million for the nine months ended December 31, 2006. The prior period’s loss is driven by the operating costs of the Reflections studio during the period. The income in the current period is driven by the gain of $11.5 million recorded on the sale of Reflections to a third party (see Note 11 to the condensed consolidated financial statements), offset by operating costs incurred at Reflections during the period.

Liquidity and Capital Resources
Overview
     As consumers shift to next generation hardware, demand for games played on current generation hardware and unit prices of those games are expected to decline, and coupled with a lack of new product releases, management is uncertain as to whether we will have sufficient capital resources to finance our operational requirements through fiscal 2007.
     We have sharply reduced our expenditures for research and product development regarding new games. During the nine months ended December 31, 2006, our expenditures on research and product development were only $20.0 million, compared with $41.2 million in the fiscal 2006 period. This could impact our ability to generate revenues in the future.
     We are exploring various alternatives to improve our financial position and secure other sources of financing. Such possibilities include new arrangements to license intellectual property, further sales of selected intellectual property rights, and equity capital from external sources. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include additional personnel reductions and suspension of additional development projects. These actions may or may not prove to be consistent with our long-term strategic objectives. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position. Since April 2006, we have raised approximately $35.0 million through the sale of a certain intellectual property (Note 13) and the divestiture of our internal development studios (Note 10 and 11), and have secured a three-year revolving credit facility (Note 9). However, these amounts are insufficient to fully address the uncertainties of our financial position. We continue to seek additional funding.
Cash Flows
(in thousands)

	March 31,	December 31,
	2006	2006
Cash	$14,948	$3,630
Working capital (deficit)	$(2,996)	$7,189

	Nine Months Ended
	December 31,
	2005	2006
Cash (used in) operating activities	$(26,617)	$(46,610)
Cash provided by investing activities	7,980	28,448
Cash provided by financing activities	11,652	6,831
Effect of foreign exchange rates on cash	(24)	13

Net (decrease) in cash	$(7,009)	$(11,318)

     During the nine months ended December 31, 2006, our operations used cash of approximately $46.6 million driven by increased payments of trade accounts payable, royalties payable, and accrued liabilities, as well as increased accounts receivable as a result of sales from the holiday season. This is compounded by the loss from continuing operations of $12.4 million for the period and is offset by decreased inventory of $7.4 million due to holiday season product sales as well as a decreased distribution business.
     During the nine months ended December 31, 2006, investing activities provided cash of $28.4 million due to several sale transactions completed during the period:
•	proceeds of $21.6 million received in connection with the sale of our Reflections studio,

•	proceeds of $9.0 million from the sale of the Stuntman intellectual property,

•	and proceeds of $1.6 million from the sale of our Shiny studio in the current period.

The cash proceeds are partially offset by the increase in restricted security deposit of $1.8 million for the collateralizing of a letter of credit related to our new office lease, purchases of acquired intangible assets of $1.2 million, and purchases of property and equipment of $0.9 million. During the nine months ended December 31, 2005, cash provided by investing activities of $8.0 million was driven by proceeds of $10.1 million from the sale of shares of IESA common stock that were acquired when Humongous Entertainment was sold to Humongous Inc., a subsidiary of IESA. This cash was offset by $1.9 million of purchases of property and equipment.
     During the nine months ended December 31, 2006, cash used in financing activities of $6.8 million was driven by borrowings (net of payments) under our revolving credit facility with Guggenheim. During the nine months ended December 31, 2005, our financing activities provided cash of $11.7 million, driven by proceeds of $7.3 million from the issuance of shares of our common stock to third party investors in a private placement, as well as borrowings (net of payments) of $4.4 million under our now-expired HSBC revolving credit facility.
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
     Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our accounts receivable as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” as noted in our Annual Report on Form 10-K for the year ended March 31, 2006.
     We are also party to various litigations arising in the normal course of our business. Management currently believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.
Selected Balance Sheet Accounts
     Accounts receivable, net
     Accounts receivable, net, increased by $11.1 million from $12.1 million at March 31, 2006 to $23.2 million at December 31, 2006 as a result of the 2006 holiday season sales captured during the quarter. During the period we reclassified to accrued liabilities $2.0 million of customer net credit balances resulting primarily from our aggressive pricing program implemented in the first quarter of fiscal 2007 (see Note 4 to the condensed consolidated financial statements). As of March 31, 2006, credit balances reclassified were $0.4 million.
     Inventories, net
     Inventories, net, decreased by $7.4 million from $20.8 million at March 31, 2006 to $13.4 million at December 31, 2006, due to a combination of sales during the holiday season and an overall decrease in the distribution business.
     Due from Related Parties
     Due from related parties decreased by $3.0 million from March 31, 2006 to December 31, 2006 driven by the settlement of balances between parties during the period, offset by the recording of additional transactions, primarily for production services and management fee revenue.
     Assets and Liabilities of Discontinued Operations
     Assets of discontinued operations decreased by $2.3 million and liabilities of discontinued operations decreased by $2.6 million from March 31, 2006 to December 31, 2006 as a result of the sale of the Reflections studio.

     Accounts Payable
     Accounts payable decreased by $10.6 million from March 31, 2006 to December 31, 2006 due to payments made from a large cash balance on hand at March 31, 2006, combined with lower payables recorded for manufacturing, resulting from fewer products in production.
     Royalties Payable
     Royalties payable decreased by $10.2 million from March 31, 2006 to December 31, 2006 due to the payment of $8.1 million of royalties related to Matrix: Path of Neo, released in the third quarter of fiscal 2006, during the current nine month period.
Credit Facilities
     Guggenheim Credit Facility
     On November 3, 2006, we established a revolving credit facility pursuant to a Credit Agreement with several lenders and Guggenheim Corporate Funding LLC as the administrative agent. The Guggenheim credit facility will terminate and be payable in full on November 3, 2009. The credit facility consists of a secured, committed, revolving line of credit in an amount up to $15.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit. Availability under the credit facility is determined by a formula based on a percentage of our eligible receivables. The proceeds drawn will be used for general corporate purposes and working capital needs in the ordinary course of business and to finance acquisitions permitted by the Credit Agreement. The credit facility bears interest at our choice of (i) LIBOR plus 5% per year, or (ii) the greater of (a) the prime rate in effect, or (b) the Federal Funds Effective Rate in effect plus 2.25%. Additionally, we are required to pay a commitment fee on the undrawn portions of the credit facility of 0.75% per year and paid to Guggenheim a closing fee of $0.2 million. Obligations under the credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment, but excluding the stock of our subsidiaries and certain assets located outside of the U.S.
     The credit facility contains financial covenants that require us to maintain enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of December 31, 2006, we are in compliance with all financial covenants. The credit facility also includes provisions for a possible term loan facility and an increased revolving credit facility line in the future. As of December 31, 2006, $7.0 million of borrowings were outstanding.
     HSBC Loan and Security Agreement
     Until May 31, 2006, we had a one year $50.0 million revolving credit facility with HSBC to fund our working capital and general corporate needs. On January 18, 2006, HSBC notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. The revolving credit facility expired on May 31, 2006. In November 2006, we entered into a revolving credit facility with Guggenheim (see above).
Contractual Obligations
     As of December 31, 2006, royalty and license advance obligations, milestone payments and future minimum lease payments under non-cancelable operating and capital lease obligations are summarized as follows (in thousands):

	Royalty and		Contractual Obligations
	license	Milestone	Operating lease	Capital lease
Fiscal Year	advances (1)	payments(2)	obligations (3)	obligations (4)	Total

December 31, 2007	$545	$3,905	$3,674	$114	$8,238
December 31, 2008	—	—	3,145	21	3,166
December 31, 2009	—	—	3,018	—	3,018
December 31, 2010	—	—	2,937	—	2,937
December 31, 2011	—	—	2,892	—	2,892
Thereafter	—	—	25,200	—	25,200

Total	$545	$3,905	$40,866	$135	$45,451

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.
(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately. Included in the total contractual obligations of $3.9 million are payments of $0.8 million to be made to related party development studios.
(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2007 through fiscal 2022. These are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $2.0 million of sublease income to be received from fiscal 2007 through fiscal 2009.
•	Renewal of New York lease
During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, which will be recorded as a deferred credit as the improvements are recorded, and will be amortized against rent expense over the life of the lease. We provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in other assets on our condensed consolidated balance sheet at December 31, 2006.
(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2006, the net book value of the assets, included within property and equipment on the balance sheet, was $0.5 million, net of accumulated depreciation of $0.3 million. As of December 31, 2006, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.
Recent Accounting Pronouncements
     Refer to Note 1 to the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our carrying value of cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, revolving credit facility, assets and liabilities of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $1.9 million of our revenue for the nine months ended December 31, 2006. We also pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of December 31, 2006, we did not have any net revenues from our foreign subsidiaries; these subsidiaries represent a nominal portion of our total assets. We also recorded approximately $4.5 million in operating expenses attributed to foreign operations related primarily to a development studio located outside the United States, which was sold during the current period and is included in (loss) income from discontinued operations on our condensed consolidated statements of operations. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
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
     As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we determined that, as of March 31, 2006, there were five material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective. As described below, the remediation of those material weaknesses began during the second quarter of fiscal 2007. Consequently, based on the evaluation described above, the Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer, has concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     As of December 31, 2006, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
Atari, Inc., Atari Interactive, Inc., and Hasbro, Inc. v. Games, Inc., Roger W. Ach, II , and Chicago West Pullman LLC
     On May 17, 2004, we and Atari Interactive together with Hasbro filed a complaint against Games, its CEO, Ach,, and Chicago West Pullman in the United States District Court for the Southern District of New York and sought a temporary restraining order and preliminary injunction to stop Games’ and Ach’s use of certain trademarks and copyrights owned by Atari Interactive and Hasbro. The plaintiffs alleged that an interim license that we granted to Games for the development and publication of certain games in a specified online format expired by its terms when Games failed to pay us certain fees by April 30, 2004, pursuant to an Asset Purchase, License and Assignment Agreement between us and Games dated December 31, 2003, as amended. The plaintiffs also alleged that Games’ failure to pay voided an expected transfer of the “Games.com” domain name and certain web site assets from us to Games and constituted a breach of contract and that Chicago West Pullman’s failure to pay constituted a breach of guarantee. The plaintiffs further alleged that upon the expiration of the interim license, all intellectual property rights granted under that license reverted back to us, but that Games nevertheless continued to use plaintiffs’ intellectual property.
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
     Pursuant to the intercompany services agreement, Atari Interactive is fully indemnifying us for all damages (including legal fees) that are incurred in this matter. An answer to the complaint was due by June 5, 2006. However, Atari Interactive sought an extension of time to answer for itself and on behalf of us. Our motion to dismiss was filed on July 6, 2006. Thomas Licensing’s amended complaint was filed in July 2006, and our answer to the amended complaint was filed in August 2006. Thomas Licensing issued discovery requests to us in October 2006.
     Effective December 8, 2006, Thomas, Atari Interactive, Inc., and we settled this matter. The Atari parties agreed to pay Thomas a total of $0.5 million with the second and final installment of $0.2 million to be paid by February 15, 2007. As collateral for these payments, the Atari parties executed Affidavits of Confessions of Judgment which are being held in escrow. As of December 11, 2006, Thomas filed a Stipulation of Discontinuance of the suit. Upon reaching the 91st day after the final payment has been made, Thomas shall release to the Atari parties the executed Affidavits of Confessions of Judgment.
Ernst & Young, Inc. v. Atari, Inc.
     On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada. Our answer and counterclaim were filed in August of 2006 and we initiated discovery against Ernst & Young at the same time. Settlement discussions commenced in September 2006 and are on-going. Ernst & Young has not responded to our last inquiry regarding settlement and has not been actively prosecuting the matter.
Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.
     On October 26, 2006, Research in Motion Limited (“RIM”) filed a claim against us and Atari Interactive in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems. Breakout and Super Breakout are games owned by Atari Interactive. In late December 2006, the Atari parties filed a motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. The Atari parties are still awaiting a decision on this motion. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law.

Item 6. Exhibits
          Exhibits
10.1	Credit Agreement, dated November 3, 2006, among Atari, Inc, the Lenders Party Hereto, and Guggenheim Corporate Funding, LLC, as Administrative Agent.
10.2	Consulting Agreement between us and Ann Kronen, dated November 8, 2006.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARI, INC.
By:	/s/ David R. Pierce
David R. Pierce
President and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Bruno Bonnell
Bruno Bonnell
Acting Chief Financial Officer (Principal Financial Officer)

Date: February 12, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement, dated November 3, 2006, among Atari, Inc, the Lenders Party Hereto, and Guggenheim Corporate Funding, LLC, as Administrative Agent.

10.2	Consulting Agreement between us and Ann Kronen, dated November 8, 2006.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.