Form 10-K/A
period 2006-03-31
ATARI INC
filed 2007-03-21
CIK 1002607

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
Yes ☐ No ☑

EXPLANATORY NOTE
     This Form 10-K/A (Amendment No. 1) is being filed solely to file updated officer certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 to include the date of certification which was originally unintentionally omitted. The certifications are being filed with this report as Exhibits 31.1 and 32.1 to replace the certifications originally filed with those exhibit numbers. No other exhibits are being refiled.
SIGNATURE
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATARI, INC.

By:	/s/ David R. Pierce

Name: David R. Pierce
Title: Chief Executive Officer
Date: March 20, 2007

EXHIBIT INDEX
31.1	Chief Executive Officer and Acting Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.