Form 10-K
period 2007-03-31
ATARI INC
filed 2007-09-18
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
Registrant’s telephone number, including area code: (212) 726-6500
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.10 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
          The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based on the $5.80 closing sale price of the Common Stock on September 29, 2006 as reported on the NASDAQ Global Market (giving effect to a one-for-ten reverse stock split), was approximately $37,837,000. As of September 10, 2007, a total of 13,477,920 shares of the registrant’s Common Stock were outstanding.
Documents Incorporated by Reference
          Portions of Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held in 2007 are incorporated by reference into Part III hereof.

ATARI, INC. AND SUBSIDIARIES
MARCH 31, 2007 ANNUAL REPORT ON FORM 10-K

This Annual Report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. We caution readers regarding forward-looking statements in this Report, press releases, securities filings, and other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and expected future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. These forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those anticipated by any forward-looking statements made by, or on behalf of, us. We will not necessarily update information if it later turns out that what occurs is different from what was anticipated in a forward-looking statement. For a discussion of some factors that could cause our operating results or other matters not to be as anticipated by forward-looking statements in this document, please see Item 1A entitled “Risk Factors” on pages 13 to 21.

PART I
ITEM 1. BUSINESS
OVERVIEW
          We are a publisher of video game software that is distributed throughout the world and a distributor of video game software in North America. We publish, develop (through external resources), and distribute video games for all platforms, including Sony PlayStation 2, PlayStation 3 and PSP, Nintendo Game Boy Advance, Game Cube, Wii and DS, and Microsoft Xbox and Xbox 360, as well as for personal computers, or PCs. The products we publish or distribute extend across most major video game genres, including action, adventure, strategy, role playing and racing. The games we distribute in North America include games we publish, games published by unrelated publishers and games published by our majority stockholder Infogrames Entertainment S.A., or IESA, a French corporation listed on Euronext, which owns approximately 51% of our stock. IESA is the largest distributor of video games in Europe, and distributes the video games that we publish throughout the world, other than in North America.
          Until 2005, we were actively involved in developing video games and in financing development of video games by independent developers, which we would publish and distribute under licenses from the developers. However, beginning in 2005, because of cash constraints, we substantially reduced our involvement in development of video games, and announced plans to divest ourselves of our internal development studios.
          During fiscal 2006 and 2007, we sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations. During 2007, we raised approximately $35.0 million through the sale of the rights to the Driver games and certain other intellectual property, and the sale of our Reflections and Shiny studios. By the end of fiscal 2007, we did not own any development studios.
          The reduction in our development and development financing activities has significantly reduced the number of games we publish. During fiscal 2007, our revenues from publishing activities were $104.0 million, compared with $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005. However, we continue to have a significant library of well known properties that we license from IESA (directly or through its wholly-owned subsidiary Atari Interactive, Inc., or Atari Interactive) or unrelated companies, including:
•	Dragon Ball Z (FUNimation),

•	Alone in the Dark (IESA),

•	Asteroids, PONG, Missile Command and Centipede (Atari Interactive),

•	Dungeons and Dragons (Hasbro and Atari Interactive),

•	Earthworm Jim (Interplay),

•	RollerCoaster Tycoon (Chris Sawyer and Atari Interactive), and

•	Godzilla (Sony Pictures).
          The reduction in our development and publishing activities has increased our focus on distribution activities. We maintain in North America distribution operations and systems that reach in excess of 30,000 retail outlets throughout the United States.
          We are in the process of developing a strategic plan that would expand our activities into new, emerging aspects of the video game industry, including casual games, online sites, digital downloading, advergaming, and brand licensing. However, our ability to do those things will require that we have a source of funding and some of them will require expansion and extension of our rights to use and sublicense certain properties, including our license to use the “Atari” name.
          For the year ended March 31, 2007, our net revenues were only $122.3 million, compared with $206.8 million in the prior year, and we had an operating loss of $77.6 million in fiscal 2007, which included a charge of $54.1 million for impairment of goodwill related to our publishing unit. We have taken significant steps to reduce our costs. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 are even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 are focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs during the second quarter of our fiscal year.
          Currently, our only borrowing facility is an asset-based secured credit facility that we established in November 2006 with a group of lenders for which Guggenheim Corporate Funding LLC, or Guggenheim, is the administrative agent. The credit facility consists of a revolving line of credit in an amount up to $15.0 million (subject to a borrowing base calculation), which includes a $10.0 million sublimit for the issuance of letters of credit. However, the maximum borrowings we can make under the credit facility will not by themselves provide all the funding we will need for the calendar 2007 holiday season. Further, the credit facility may be terminated if we do not comply with financial and other covenants prior to our need for borrowing (i.e. Nasdaq Delisting).
          Historically, we have relied on IESA to provide limited financial support to us, through loans or, in recent years, through purchases of assets. However, IESA has its own financial needs, and its ability to fund its subsidiaries’ operations, including ours, is limited. Therefore, there can be no assurance we will ultimately receive any funding from IESA.
          The uncertainty caused by these above conditions raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          We are still exploring various alternatives to improve our financial position and secure other sources of financing which could include raising equity, forming both operational and financial strategic partnerships, renegotiating or entering into a new credit facility, entering into new arrangements to license intellectual property, and selling selected owned intellectual property and licensed rights. Further, as we are contemplating various alternatives, we utilize a special committee of our board of directors, consisting of our independent board members, James Ackerly, Ronald Bernard, and Michael Corrigan, who are authorized to review significant and special transactions. We continue to examine the reduction of working capital requirements to further conserve cash and may need to take additional actions in the near-term, which may include additional personnel reductions and suspension of certain development projects during fiscal 2008. In May of 2007, we announced a workforce reduction of approximately 20%.
          The above actions may or may not prove to be consistent with our long-term strategic objectives, which have been shifted in the last fiscal year, as we have discontinued our internal development activities and increased our focus on online and casual gaming, among other things. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
          Atari, Inc. (formerly known as Infogrames, Inc. and GT Interactive Software Corp.) was organized as a corporation in Delaware in 1992. In May 2003, we changed our name to Atari, Inc. and changed our trading symbol on the NASDAQ Global Market to “ATAR.” Our corporate office and U.S. headquarters is located at 417 Fifth Avenue, New York, New York 10016 (main telephone: (212) 726-6500). We maintain a worldwide website at www.atari.com. Information contained on the website is not part of this Annual Report.
INDUSTRY OVERVIEW
          The video game industry primarily comprises software for dedicated game consoles or platforms (such as PlayStation 2, PlayStation 3, Xbox, Xbox 360, Wii, and GameCube), handhelds (such as Game Boy Advance, Nintendo DS and Sony PSP) and PCs. Publishers of video game software include the console manufacturers, or “first-party publishers,” and third-party publishers, such as ourselves, whose primary role is the development, publishing and/or distribution of video game software. According to International Data Group (IDG), an independent technology, media, research, and event company, sales of PC, console, and handheld games (excluding wireless) in North America and Europe in 2006 reached $15.0 billion. We anticipate an expanding market for interactive entertainment software over the next several years as a result of the success of the current/connected generation console platforms. We believe that greater online functionality and the expanded artificial intelligence capabilities of the new platforms improve game play and game accessibility, and will help our industry grow.
          Additionally, the use of wireless devices (such as mobile phones and personal digital assistants) as a gaming platform, known as “mobile gaming,” is growing rapidly, as is online gaming such as casual gaming and massively multiplayer online games.

The Console and Handheld Market
          Console platforms as they exist today have made significant technological advances since the introduction of the first generation of modern consoles by Nintendo in 1985. Hardware manufacturers have historically introduced a new and more technologically advanced gaming console platform every four to five years. Handhelds have also made advances since their introduction. However, handhelds have typically experienced longer product cycles. With each new cycle, the customer base for video game software has expanded as gaming enthusiasts mature and advances in video game hardware and software technology engage new participants, generating greater numbers of console units purchased than the prior cycle. The beginning of each cycle is largely dominated by console sales as consumers upgrade to the current-generation technology. As the cycle matures, consumers’ focus shifts to software, resulting in a period of rapid growth for the video game software industry.
          Sony was the first manufacturer to introduce the previous generation of console hardware with the introduction of the PlayStation 2 platform in 2000. Nintendo introduced its current generation platforms a year later, launching the GameCube and Game Boy Advance in 2001. This generation also saw the entrance of Microsoft into the industry with the introduction of the Xbox console.
          In 2005, Microsoft initiated a new generation of console hardware when it introduced Xbox 360. Both Sony and Nintendo followed suit by launching PlayStation 3 and Nintendo Wii, respectively, in November 2006. The calendar 2006 year also saw the rapid expansion of the Nintendo DS in the handheld market, and the continuing longevity of the PlayStation 2 (Sony’s previous generation console).
          Innovation also continues in the handheld market with manufacturers offering more sophisticated units, such as Sony’s PSP and Nintendo’s DS, each of which offer multiple features and capabilities in addition to game play functionality and wi-fi connectivity.
Personal Computers
          Advances in personal computer technology outpace advances in console and handheld technology. Advances in microprocessors, graphics chips, hard-drive capacity, operating systems and memory capacity have greatly enhanced the ability of the PC to serve as a video game platform. These technological advances have enabled developers to introduce video games for PCs with enhanced game play technology and superior graphics. After 5 years of decline in the PC market, the PC returned to growth in 2006, with an increase in total gross sales of 2% from 2005. Much of the success of this PC growth has been due to the success of massively multiplayer online, or MMO, role playing games. Over 25 new MMO titles came online during 2006. However, PC shelf space has been declining in retail stores, and the demand for catalogue PC titles in jewel case format has drastically diminished in many retail environments.
Online
          Though in fiscal 2007 we derived limited revenue from online exploitation, there are three ways that we publish games that are playable by consumers online:
•	Online-only casual games that we make available on the Internet. These are made available to consumers on our website, www.atari.com, and on certain online services provided by third parties.

•	Another type of online-only games is called “massively multiplayer online” games. Players experience these games as interactive virtual worlds where thousands of other players can interact with one another. We currently have one massively multiplayer online game, Test Drive Unlimited.

•	We include online capability features in certain of our console products, which enable consumers to participate in online communities and play against one another via the Internet.
In addition, online downloads are available for (1) certain PC games either from our atari.com site or third party sites such as Gametap, and (2) Microsoft’s Xbox Live service. We are also developing digital content, which we intend to sell online via microtransactions, for next-generation console-based games.

          We are currently in the process of revamping our online strategy with a view toward increased forms of online casual gaming. The casual games market is a desirable target for us to pursue due to its revenue growth, diverse revenue streams, and extended reach beyond the historical demographics of the core gamer/console market. The designation ‘casual’ game is used to reference a type of electronic or computer game intended for a broad audience with a focus on reaching a consumer that typically does not play ‘hardcore’ console video games. The mass-market penetration of the casual games industry owes its appeal to the fact that casual games are designed with a low barrier to entry — making it easy for a new player to start playing a game within minutes. The primary distribution channel for casual games is the Internet, which allows the genre of casual gaming to benefit from the ever-growing advances in Internet technology and take advantage of varied online revenue streams. By 2010, the market for online games is expected to reach $4.4 billion in revenue, quadrupling in size from $1.1 billion in 2005. The appeal of casual games spans generations, with college students, teens, school-aged children and seniors all providing significant portions of the consumer makeup. However, the core demographic profile of casual gamers tends to skew older (35+). The largest audience for casual gaming remains women aged 35 to 50, although the overall gender break-down of casual gamers varies greatly depending on genre and game. Due to the rich nature of our intellectual property and brand legacy, we believe we are in a good position to capitalize on the casual games sector.
ESRB Ratings and Litigation
          The Entertainment Software Ratings Board, or ESRB, through its ratings system, requires game publishers to provide consumers with information relating to material that includes, but is not limited to, graphic violence, profanity or sexually explicit material contained in software titles. Consumer advocacy groups have opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns, and various governmental bodies have proposed regulation aimed at our industry to prohibit the sale of software containing such material to minors. Additionally, retailers may decline to sell interactive entertainment software containing graphic violence, sexually explicit, or other material that they deem inappropriate for their businesses. For example, if retailers decline to sell a publisher’s “M” rated (age 17 and over) products or if the “M” rated products are re-rated “AO” (age 18 and over), the publisher might be required to significantly change or discontinue particular titles.
Consolidation
          We and other publishers have used acquisitions to obtain creative talent as well as independently developed intellectual properties. We believe economies of scale will be increasingly important as the complexity and costs associated with video game development continue to increase. In addition, the acquisition of proven intellectual properties has become increasingly important as publishers seek to diversify and expand their product portfolios, while limiting exposure to unsuccessful product development efforts. Acquisitions have also been used as a means of vertically integrating functions that are key to the business process. We expect consolidation within the video game software industry to continue. Recently, Atari has been a seller, not a buyer.
PRODUCTS
          The following identifies games and franchises that generated the most significant portion of our publishing net product revenues during the years ended March 31, 2005, 2006, and 2007.
•	Fiscal 2005 – the Dragon Ball Z franchise generated 28.3% of our publishing net product revenues, driven by Dragon Ball Z: Budokai 3 (PlayStation 2) and Dragon Ball Z: Sagas (PlayStation 2, Xbox, and GameCube). Additionally, the Driver franchise (which was sold in August 2006) generated 14.0% of our publishing net revenues, lead by the release of DRIV3R (PlayStation 2 and Xbox).

•	Fiscal 2006 – the Dragon Ball Z franchise generated 28.6% of our publishing net product revenues, driven by the October 2005 release of Dragon Ball Z: Budokai Tenkaichi (PlayStation 2). Additionally, the Matrix franchise generated 14.4% of our publishing net revenues, lead by the November 2005 release of Matrix: Path of Neo (PlayStation 2, Xbox, and PC). Other new releases in fiscal 2006 included Atari Flashback 2.0 (plug and play), Getting Up: Contents Under Pressure (PlayStation 2, Xbox, and PC), Dungeons & Dragons Online: Stormreach (PC), Driver: Parallel Lines (PlayStation 2, and Xbox), and Indigo Prophecy (PC, PlayStation 2, and Xbox).

•	Fiscal 2007 – the Dragon Ball Z franchise generated 45.7% of our publishing net product revenues, driven by the November 2006 release of Dragon Ball Z: Budokai Tenkaichi 2 (PlayStation 2 and Nintendo Wii). Additionally, the

Neverwinter Nights franchise generated 13.9% of our publishing net product revenues, lead by the October 2006 release of Neverwinter Nights 2 (PC). Furthermore, the Test Drive franchise generated 13.4% of our publishing net product revenues, lead by the September 2006 release of Test Drive Unlimited on the Xbox 360 platform, followed by its March 2007 release on the PlayStation 2, PSP, and PC platforms.
PUBLISHING
          Our publishing activities include the management of business development, strategic alliances, product development, marketing, packaging and sales of video game software for all platforms, including Sony PlayStation 2, PlayStation 3, and PSP; Nintendo DS, Game Boy Advance, Wii, and GameCube; Microsoft Xbox and Xbox 360; and PC.
          During the year ended March 31, 2007, we built upon the centralization of our publishing operations in our New York headquarters. In addition, we focused on increased outsourcing and cost management for our Quality Assurance and Production Support group based in California. Greater emphasis was also placed on publishing style activities leveraging products created outside of North America and then re-published by the organization, with a focus on reducing direct development costs and offering more launch predictability. Alliances with external partners and developers in lieu of solely internally developed product have increased in accordance with this transition and as such we have sold-off all of our internal development studios.
          With a lineup that spans from games for hardcore enthusiasts through mass market titles, we publish games at various price points, ranging from value-priced titles to premium-priced products. Appropriate branding is selected and used to provide consumers with distinct offerings and different tiers. Pricing is affected by a variety of factors, including but not limited to: licensed or franchise property; single or multiple platform development; production costs and volumes; target audience; the distribution territory; quality level; and consumer trends.
DEVELOPMENT
          During fiscal 2007, we sold all of our internal development studios and now leverage external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors. We believe that through the use of independent developers it will be more cost efficient to publish certain of our games.
External Development
          We publish or have contracts to publish in North America video game software developed by some of the industry’s most highly regarded independent external developers. These developers include, among others:
•	Crafts & Master (Super Dragon Ball Z);
•	Frontier Development — Chris Sawyer (RollerCoaster Tycoon series);
•	Kuju Entertainment (Dungeons & Dragons Tactics);
•	Obsidian (Neverwinter Nights); and
•	Spike (Dragon Ball Z: Budokai Tenkaichi 2).
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
          In addition to using external studios we also manage or will manage development of certain product at IESA’s development studio:

•	Eden Studios SAS—Lyon, France—Eden Studios SAS, or Eden, developed the successful V-Rally series, which, to date, has sold more than 3.8 million units worldwide, and Kya, which was released for the 2003 holiday season. Eden most recently developed Test Drive Unlimited for Xbox 360 and PC, released during fiscal 2007, and is currently developing Alone in the Dark for Xbox 360 and PC, expected to be released in fiscal 2008.
          We previously managed development of certain products at Paradigm Entertainment, Inc., or Paradigm, and Atari Melbourne House, both previously owned by IESA and sold to third parties during fiscal 2007.
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
          We no longer internally develop games, nor do we have plans to do so in the future.
SALES AND MARKETING
          The sales team presently comprises 11 positions: sales management, senior sales executives, associate account managers, and customer service representatives. The sales team manages direct relationships with key accounts in the U.S., Canada, and Mexico. Accounts are assigned to sales team members by retailer and industry expertise.
          The sell-in of new properties begins with research and marketing materials, and product specific meetings at which we present trailers, gameplay, and product highlights, among other things. The team manages and coordinates all MDF decisions, secures the order, and is responsible for all day-to-day account management, and utilizes existing relationships to develop exclusive title programs and catalog opportunities.
          At the store level, we utilize professional merchandising companies to promote hit releases, facilitate compliance of pricing, pre-sell programs, and stock. Our merchandising partners ensure compliance in over 10,000 retail locations to assure a quality and consistent consumer experience. The sales department manages reporting, forecasting, and analysis with state-of-the-art software.
          The sales and marketing teams are aligned to ensure the development of programs with the interests of the customers (retailers) and consumers (gamers) in mind. The core functions of the product management team includes:
•	Managing the life cycle of a catalog of new and existing products;

•	Researching industry trends and customer needs to inform the production process, advertising generation, forecasting, retail distribution, and pricing;

•	Working with physical retail partners to maximize sales;

•	Establishing online sales distribution systems for both boxed products and digitally distributed products;

•	Fostering media and online community interest in products and properties;

•	Leveraging and strengthening the Atari brand; and

•	Exploiting the marketability of our intellectual property and products through licensing arrangements that expand application into other gaming platforms and consumer product categories and bring in new revenue streams such as advertising and product placement.
          To achieve maximum benefit from our coordinated sales and marketing programs, we employ a wide range of marketing techniques, including:

•	Understanding our consumers through professional qualitative and quantitative research;

•	Examining competitive product launches to help determine optimal marketing budgets;

•	Promoting product publicity via enthusiast and mass market outlets, including broadcast television, internet, newspapers, specialty magazines, and theater;

•	Retail marketing and in-store promotions and displays;

•	Online marketing and two way online “conversations” with gamers;

•	“Underground” marketing techniques, in which marketing materials are placed in physical and online locations which are frequented by targeted groups of consumers;

•	Strategic partnerships and cross-promotions with other consumer product companies and third-parties; and

•	Working with “first-party” console manufacturers to exploit their marketing opportunities, including presence on their websites, retail exposure and public relations events.
          Our marketing approach uses a product management system to evaluate, position, and try to improve our brands based on analyses of market trends, consumers, competition, core competencies, retail and “first-party” partner support, and other key factors. Actionable results of our analyses are provided to the product development team, which, in turn and when reasonable, adjusts product to maximize consumer appeal. This system is combined with entertainment marketing approaches and techniques to create consumer and trade anticipation, as well as demand for our products.
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
          The Internet is an integral element of our marketing efforts. We use it, in part, to generate awareness of and “buzz” about titles months prior to their market debut. We incorporate the Internet into our marketing programs via video, screenshot, and other game asset distribution; product-dedicated mini-sites; and online promotions. We also use the Internet to establish ongoing communication with gamers to translate their commitment and interest in our products into word of mouth sales.
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
INTELLECTUAL PROPERTY
Licenses
Licensed properties
          Our strategy includes the creation of games based on licensed properties that have attained a high level of consumer recognition or acceptance. We have entered into licensing agreements with a number of licensors, including FUNimation and Sony Pictures.
          We pay royalties to licensors at various rates based on our net sales of the corresponding titles. We frequently make advance payments against minimum guaranteed royalties over the license term. License fees tend to be higher for properties with proven popularity and less perceived risk of commercial failure. Licenses are of various durations and may in some instances be renewable upon payment of minimum royalties or the attainment of specified sales levels. Other licenses are not renewable upon expiration, and we cannot be sure that we will reach agreement with the licensor to extend the term of any particular license. Our property licenses usually grant us exclusive use of the property for the specified titles on specified platforms, worldwide or within a defined territory, during the license term. Licensors typically retain the right to exploit the property for all other purposes and to license to other developers with regard to other properties.
In-Game Advertising
          Working with external development teams and software providers, we incorporate two methods of advertising in certain of our games: static advertising (fixed content within our code executed during the product development stage) and dynamic advertising (real time messages executed on an on-going basis). In addition, we work with other brands to develop “advergames,” which are original, unique game experiences with highly customized brand integration. Advertisers are increasingly interested in reaching and engaging consumers, and interactive entertainment provides a unique medium in which to do so. As such, this is a line of business to which we plan to give increasing focus.
Hardware licenses
          We currently develop software for use with PlayStation 2, PlayStation 3, and PSP; GameCube, Game Boy Advance, Wii, and DS; and Xbox and Xbox 360, pursuant to licensing agreements (some in negotiation) with each of the respective hardware developers. Each license allows us to create one or more products for the applicable system, subject to certain approval rights, which are reserved by each hardware licensor. Each license also requires us to pay the hardware licensor a per-unit license fee for the product produced.
          The following table sets forth information with respect to our platform licenses:

Manufacturer	Platform	Agreement	Territory*	Expiration Date
Microsoft	Xbox	Publisher License Agreement, dated April 18, 2000	Determined on a title-by-title basis	November 15, 2007

Microsoft	Xbox 360	Publisher License Agreement, dated February 17, 2006	Determined on a title-by-title basis	November 21, 2008

Nintendo	DS	License Agreement, dated October 14, 2005	Western Hemisphere	February 16, 2008

Nintendo	Game Boy Advance	License Agreement, dated September 24, 2001	Western Hemisphere	September 23, 2007

Nintendo	GameCube	License Agreement dated March 29, 2002	Western Hemisphere	March 29, 2008

Nintendo	Wii	In negotiation	Western Hemisphere	In negotiation

Sony	PlayStation 2	Licensed Publisher Agreement, dated June 6, 2000	US and Canada	March 31, 2008, with automatic 1 year renewals

Sony	PlayStation Portable	Licensed Publisher Agreement, dated March 23, 2005	US and Canada	March 31, 2008, with automatic 1 year renewals

Sony	PlayStation 3	In negotiation	US and Canada	In negotiation

*	IESA, our majority stockholder and the distributor of our products in Europe, has entered into similar agreements (directly or through its subsidiaries) with each of the manufacturers for applicable European territories.
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
DISTRIBUTION
United States, Canada, and Mexico
          Throughout the United States, Canada, and Mexico, we distribute our own products, as well as the products of other publishers, utilizing our distribution operations and systems. We are the exclusive distributor for the products of IESA (and its subsidiaries, including Atari Interactive) in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. Utilizing point-of-sale replenishment systems and electronic data interchange links with our largest customers, we are able to efficiently handle high sales volume and manage and replenish inventory on a store-by-store basis. We also utilize systems for our entire supply chain management, including manufacturing, EDI/order processing, inventory management, purchasing, and tracking of shipments. We believe these systems accomplish:
•	efficient and accurate processing of orders and payments;
•	expedited order turnaround time; and
•	prompt delivery.
          We are a distributor of video game software to mass merchants in the United States. We distribute our products to a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; specialty stores such as GameStop; rental chains such as Blockbuster and Hollywood Video; and warehouse clubs such as Sam’s Club and Costco. Wal-Mart, GameStop, and Target accounted for 25.1%, 19.2%, and 10.3%, respectively, of our net revenues for the year ended March 31, 2007. Additionally, our games are made available through various online retail and “e-tail” companies (e.g. Amazon.com), on our website atari.com, and through the emerging digital distribution/electronic software download marketplace. We believe that during the coming years, there will be a significant increase in digitally distributed titles and we are positioning ourselves to exploit this expansion of the marketplace.
          Other publishers also utilize our distribution capabilities. Their products are generally acquired by us and distributed under the name of the publisher of such products. Our agreements with these publishers typically grant us retail distribution rights in designated territories for specific periods of time, which are typically renewable. Under such agreements, the third party publisher is typically responsible for the publishing, packaging, marketing and customer support of such products.
          We outsource our warehouse operations in the United States to Arnold Logistics, which is located in Lancaster, Pennsylvania. The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers.

Europe, Asia and Other Regions
          IESA distributes our products in Europe, Asia, and elsewhere outside of North America pursuant to a distribution agreement we entered into with IESA. We believe that IESA’s strong presence in Europe, Asia and certain other regions provides effective distribution in these regions of our titles while allowing us to focus our distribution efforts in the United States, Canada, and Mexico. IESA distributes our products to several major retailers in Europe, Asia and certain other regions; these retailers include Auchan, Carrefour, Mediamarket and Tesco. IESA has extensive access to retail outlets in these regions. See our risk factor regarding our dependence upon IESA. Under our distribution agreement with IESA, we are entitled to receive 30.0% of the gross margin of the products distributed by IESA, or 130.0% of the royalty rate due to the developer or licensor, whichever is greater.
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
          Sony, Nintendo and Microsoft, either directly or through an authorized third party, control the manufacture of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us, either directly or through third party vendors, for distribution. Sony PlayStation 2, PlayStation 3, and PSP, Nintendo GameCube and Wii, and Microsoft Xbox and Xbox 360 products consist of proprietary format CD- or DVD-ROMs and are typically delivered to us within a relatively short lead time (approximately 3-4 weeks). Manufacturers of other Nintendo products, which use a cartridge format, typically deliver these products to us within 45 to 60 days after receipt of a purchase order. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of products we distribute. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.
EMPLOYEES
          As of the end of fiscal 2007, we had 143 employees domestically, with 49 in product development, 28 in administration (i.e., senior management, human resources, legal, IT and facilities), 31 in finance, 19 in sales and operations, and 16 in marketing. During the fiscal year, we had domestic operations in New York, New York, and Sunnyvale and Santa Clara, California. We also had operations at our formerly wholly-owned Shiny studio in Newport Beach, California until Shiny was sold to a third party in September 2006 (see Development). During the year, we also had operations internationally at our formerly wholly-owned Reflections studio, which was sold in August 2006 (see Development). In May 2007, we announced a plan to reduce our total workforce by approximately 20%, primarily in general and administrative functions. Most of those reductions have been made as of the date of this filing.
RELATIONSHIP WITH IESA
          As of March 31, 2007, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada, and Mexico. During fiscal 2007, international royalties earned from IESA were the source of 4% of our net revenues. Additionally, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 38% of our net publishing product revenue for the year ended March 31, 2007.

          Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. On September 12, 2006, IESA announced a multi-step debt restructuring plan, subject to its shareholders’ approval, which would significantly reduce its debt and provide liquidity to meet its operating needs. On November 15, 2006, IESA shareholders approved the debt restructuring plan, permitting IESA to execute on this plan. As of the date of this report, IESA has raised approximately 74 million Euros, of which approximately 45 million Euros has paid down outstanding short-term and long-term debt and has provided approximately 20 million Euro of liquidity for working capital needs. As of the date of this report, IESA has completed its debt restructuring plan; however, its current ability to fund, among other things, its subsidiaries’ operations remains limited. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant further reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows. Further, our ability to expand our activities into new areas will depend, among other things, on our ability to obtain funding from IESA or other sources.
          Additionally, although Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns the majority of our common stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA has negative financial results, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital.
          On April 4, 2007, IESA entered into an agreement with Bruno Bonnell, its founder, CEO, and the Chairman of its Board, under which Mr. Bonnell agreed to resign from his duties as a Director and CEO of IESA and from all the offices he holds with subsidiaries of IESA, including Atari and its subsidiaries. Mr. Bonnell was also the Chairman of our Board, our Chief Creative Officer and our Acting Chief Financial Officer, and previously had been our Chief Executive Officer. IESA agreed to pay Mr. Bonnell a total of approximately 3.0 million Euros, including applicable foreign taxes. Neither our Board of Directors nor any member of our management was consulted about the agreement between IESA and Mr. Bonnell or at any time requested any of the things to which Mr. Bonnell agreed, and our management was not provided with a copy of the agreement until more than two months after it was signed. Mr. Bonnell resigned as a director and officer of Atari, Inc. and of our subsidiaries on April 4, 2007.
          Despite the fact that we did not participate in the preparation of, or know the terms of, the agreement between Mr. Bonnell and IESA, and that IESA, not we, made all the payments under that agreement, management has determined that we have benefited from this separation, and that approximately $0.8 million of the payments IESA made should be allocated to the benefit we received. Our consolidated statement of operations for the year ended March 31, 2007 reflects a charge in this amount. As we are not obligated to make any payments, this amount has been recorded as a capital contribution as of March 31, 2007.
COMPETITION
          The video game software publishing industry is intensely competitive, and relatively few products achieve market acceptance. The availability of significant financial resources has become a major competitive factor in the industry primarily as a result of the increasing development, acquisition, production and marketing, as well as potential licensing, costs required to publish quality titles. We compete with other third-party publishers of video game software, including Electronic Arts, Inc., THQ, Inc., Activision, Inc., Take Two Interactive, Inc., Midway Games, Inc., Sega Corporation, Ubisoft Entertainment, SA, and Vivendi SA, among others. Most of these companies are substantially larger than we are, and at least some of them have far greater financial resources than we currently have. In addition, we compete with first-party publishers such as Sony, Nintendo, and Microsoft, which in some instances publish their own products in competition with third-party publishers.
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

          We believe that a number of additional factors provide us with competitive opportunities in the industry, including our catalogue of multi-platform products, strength in the mass-market, and strong sales forces in the United States, Canada, and Mexico and, through IESA, in Europe, Asia and other regions. We believe that popular franchises such as Test Drive and RollerCoaster Tycoon, along with the catalog of classic Atari Games, as well as attractive licenses, such as Dragon Ball Z and Dungeons & Dragons, provide us with a solid competitive position in the marketing of our products.
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
SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
          We operate in three reportable segments: publishing, distribution and corporate. Please see the discussion regarding segment reporting in Note 21 of the Notes to Consolidated Financial Statements, included in Items 7 and 8 of this Report.
          Please see Note 21 of the Notes to Consolidated Financial Statements, included in Items 7 and 8 of this Report, for geographic information with respect to our revenues from external customers and our long-lived assets.
ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS
Our business has contracted significantly.
          Due primarily to our limited funds, during the past two years we have reduced substantially our expenditures on product development and sold the intellectual property related to some game franchises that have generated substantial revenues for us in the past. This has materially reduced our revenues. Because of the reduction in available product, as well as unusually difficult market conditions, in fiscal 2007, our net revenues were only $122.3 million compared with net revenues of $206.8 million in the prior year and $343.8 million in the year before that. Because of this decrease in revenues, among other things including a $54.1 million charge for impairment of goodwill in fiscal 2007, we have had significant operating losses over the past several years. Further, we have substantially fewer titles available for release in fiscal 2008 than has historically been the case.
We need to raise additional funds.
          In recent years, our losses have been substantial. We currently have a credit facility that is limited to $15.0 million and, given our decrease in product sales, is further limited by a borrowing availability that ties to outstanding accounts receivable. Based on current assessments, we will need to raise funds in order to support our calendar 2007 holiday season cash needs and our on-going product development efforts and other operational needs. In order to complete a redirection of our product portfolio and to increase our slate of titles in fiscal 2008 and 2009, we will need to make a significant investment in product development. This investment is critical in order to maintain and grow our business, keep current with changing technology (including new hardware platforms), attract premier development partners, and secure profitable intellectual properties. We may raise funds in any number of ways, including through the issuance of debt or equity, or through other financing. If we borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders will suffer significant dilution in their percentage ownership of common stock. Additionally, due to the relative size of Atari, our majority ownership by a financially challenged foreign entity and our history of significant losses, we are not certain as to our ability to raise additional funds in the future or under what terms funds would be available. If we are not successful in raising funds, we will have to take various actions that may include, but not be limited to, a reduction in our expenditures for internal and external new product development, further reduction in overhead expenses, and further sales of intellectual property. These actions, should they become necessary, will probably result in further reduction in our size of operations. Such fund raising needs are being discussed with our majority stockholder, among others, with respect to appropriate timing, structure, and amount of such funding.
Our revenues will decline and our competitive position will be adversely affected if we are unable to introduce successful new products on a timely basis.
          Our performance in the video game software publishing business depends on the timely introduction of successful new products, sequels or enhancements of existing products to replace declining revenues from older products. Our inability to introduce compelling new products, sequels or enhancements, or significant delays in their release, have materially and adversely affected the ultimate success of our products and, in turn, our business, results of operations and financial condition. Our product development activities over the last fiscal year and in the coming fiscal year have been and will be less robust than our historical product development, resulting in fewer product releases. This increases the adverse effects we suffer if particular products we release are not successful. The process of introducing new products, sequels or product enhancements is extremely complex, time consuming and expensive. Competitive factors in our industry demand that we create increasingly sophisticated products, which in turn makes it difficult to produce and release compelling products on a predictable schedule.
Our rights to use the “Atari” name are limited.
          The “Atari” name has been an important part of our branding strategy, and we believe it provides us with an important competitive advantage in dealing with video game developers and in distributing our products. However, the “Atari” name is owned by a subsidiary of IESA, which has licensed us to use the name with regard to video games in the United States, Canada, and Mexico until 2013. Therefore, we are limited both in how we can exploit the “Atari” name and how long we will be able to use it. We have no agreements or understandings that assure us that we will be able to expand the purposes for which we can use the “Atari” name or extend the period during which we will be able to use it.
Lack of funds and limits on our license rights may limit our ability to expand into new business activities.
          Our management has been developing a strategic plan that would expand our activities into new, emerging aspects of the video game industry, including casual games, online sites, and digital downloading. In addition, they are considering having us try to license the “Atari” name for use in products other than video games. These activities would be used to replace some of the revenues we lost as we reduced our conventional video game development and publishing activities. However, our ability to do those things will require that we have a source of funding and some of them will require expansion and extension of our rights to use the “Atari” name. We do not have a source even of the funds we expect to need for our current operations, and we have no agreements or understandings regarding expansion or extension of licenses. Therefore, even if our Board were to approve a strategic plan that contemplates our expanding our activities into new areas (whether or not those currently contemplated by our management), there is a significant possibility we would not be able to implement that strategic plan.
The loss of Wal-Mart, GameStop, Target, or Best Buy as key customers could negatively affect our business.
          Our sales to Wal-Mart, GameStop, Target, and Best Buy accounted for approximately 25.1%, 19.2%, 10.3%, and 9.3%, respectively, of net revenues (excluding international royalty, licensing, and other income) for the year ended March 31, 2007. Our net accounts receivable from these retailers were approximately $0.2 million, $2.2 million, $0.2 million, and $1.3 million, respectively, as of March 31, 2007. Our business, results of operations and financial condition would be adversely affected if:
•	we lost any of these retailers as a customer;

•	any of these retailers purchased significantly fewer products from us;

•	we were unable to collect receivables from any of these retailers on a timely basis or at all; or

•	we experienced any other adverse change in our relationship with any of these retailers.

          We cannot assure you that Wal-Mart, GameStop, Target, and Best Buy will continue to use us as a major supplier of video game software, or at all. We have experienced difficulties in collecting on certain accounts. We cannot guarantee that we will not continue to have such difficulties and, while we maintain a reserve for uncollectible receivables, the reserve may not be sufficient.
Our results of operations and competitive position may be adversely affected if we are unable to anticipate and adapt to rapidly changing technology, including new console technology.
          The video game software industry is characterized by rapidly changing technology. The introduction of new technologies can render our previously released products obsolete or unmarketable. Therefore, we must continually anticipate the emergence of, and adapt our products to, new technologies and systems. When we choose to publish or develop a product for a new system, we may need to make a substantial development investment one or two years in advance of when we actually ship products for that system. If we develop products for a new system that is ultimately unpopular, we may not be able to recoup our investment as quickly as anticipated, or at all. Conversely, if we choose not to publish products for a new system that is ultimately popular, our competitive position may be adversely affected.
We may be unable to develop and publish new products if we are unable to secure or maintain relationships with leading independent video game software developers.
          As we have discontinued our internal development operations in fiscal 2007, we are even more dependent than in prior years upon leading independent software developers. Consequently, our success depends on our continued ability to obtain or renew product development agreements with leading independent video game software developers. Particularly in view of our financial situation, we may not be able to obtain or renew product development agreements on favorable terms, or at all, including obtaining the rights to sequels of successful products which were originally developed for us by leading independent video game software developers. Many of our competitors have greater financial resources and access to capital than we do, which puts us at a competitive disadvantage when bidding to attract leading independent video game software developers to enter into publishing agreements with us. Among other things, we are severely limited in our ability to pay advance royalties or otherwise provide pre-development financing to developers. Also, many leading independent video game software developers are small companies with a few key individuals without whom a project may be difficult or impossible to complete. Consequently, we are exposed to the risk that these developers will go out of business before completing a project, or simply cease work on a project for which we have hired them.
If we are unable to maintain or acquire licenses to intellectual property, our operating results will be adversely impacted.
          Many of our products are based on or incorporate intellectual property owned by others. For example, some of our titles are based on key television and film licenses. We expect that many of the products we publish in the future will also be based on intellectual property owned by others. The rights we enjoy to licensed intellectual property may vary based on the agreement we have with the licensor. Competition for these licenses is intense and many of our competitors have greater resources to take advantage of opportunities for such licenses. If we are unable to maintain our current licenses and obtain additional licenses with significant commercial value, our sales will decline. In addition, obtaining licenses for popular franchises owned by others could require us to expend significant resources and the licenses may require us to pay relatively high royalty rates. If titles exploiting particular licenses are ultimately unpopular, we may not recoup investments we make to obtain such licenses. Furthermore, in many instances we do not have exclusive licenses for intellectual property owned by others. In these cases, we may face direct competition from other publishers holding similar licenses.
Termination or modification of our agreements with hardware manufacturers will adversely affect our business.
          We are required to obtain a license to develop and distribute software for each of the video game consoles. We currently have licenses from Sony to develop products for PlayStation 2 and PSP, from Nintendo to develop products for Game Boy Advance, GameCube, and DS and from Microsoft to develop products for Xbox and Xbox 360. We are currently negotiating licenses for Nintendo Wii and Sony PlayStation 3. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for the applicable platforms or we may be required to do so on less attractive terms. In addition, our contracts with these manufacturers often grant them approval rights over new products and control over the manufacturing of our products. In some circumstances, this could adversely affect our business, results of operations or financial condition by:

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
          Our future success will depend to a significant degree upon the performance and contribution of our senior management team and upon our ability to attract, motivate and retain highly qualified employees with technical, management, marketing, sales, product development, creative and other skills. In the video game software industry, competition for highly skilled and creative employees is intense and costly. We expect this competition to continue for the foreseeable future, and we may experience increased costs in order to attract and retain skilled employees. We cannot provide any assurance that we will be successful in attracting and retaining skilled personnel. Our business, operating results and financial condition could be materially and adversely affected if we lost the services of senior management or key technical or creative employees or if we failed to attract additional highly qualified employees. This has become increasingly difficult, as we have reduced our workforce twice in the last eighteen months.
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
          The video game software market is highly competitive and relatively few products achieve significant market acceptance. Currently, we compete primarily with other publishers of video game software for both video game consoles and PCs. Our competitors include Activision, Inc., Electronic Arts, Inc., Midway Games, Inc., Take Two Interactive, Inc., THQ, Inc., Sega Corporation, Ubisoft Entertainment, SA, and Vivendi SA, among others. Most of these companies are substantially larger and have better access to funds than us. In addition, console manufacturers including Microsoft, Nintendo, and Sony publish products for their respective platforms. Media companies and film studios, such as Warner Bros., are increasing their focus on the video game software market and may become significant competitors and/or may increase the price of their outbound licenses. Current and future competitors may also gain access to wider distribution channels than we do. As a result, these current and future competitors may be able to:
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
          Retailers of our products typically have a limited amount of shelf space and promotional resources. Therefore, there is increased competition amongst the publishers to deliver a high quality product that merits retail acceptance. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Due to increased competition for limited shelf space, retailers are in a strong position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. We cannot be certain that retailers will continue to purchase our products or to provide our products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.
If our distribution arrangements with IESA are adversely modified or terminated, we may lose revenue or incur disruption in the distribution of our products.
          Pursuant to agreements we have in place with IESA, we distribute products on their behalf in the United States, Canada, and Mexico, and IESA distributes products on our behalf in Europe, Asia and certain other regions throughout the world. If these agreements, or product licenses to which IESA is a party, are terminated or amended in a manner adverse to us, we may, as applicable:
•	obtain new distribution arrangements for our products which may be on less favorable terms;
•	lose revenue from the distribution of IESA’s products;
•	experience difficulties or other delays in the distribution of our products outside the United States, Canada, and Mexico;
•	incur an increase in the cost of distributing our products outside the United States, Canada, and Mexico; or
•	incur problems with retailers to whom we distribute IESA’s products or to whom IESA distributes our products.
Revenues from our distribution business may decline as competition increases and Internet technology improves.
          During the years ended March 31, 2006 and March 31, 2007, net revenues from our distribution business were approximately 25.7% and 14.4%, respectively, of our total net revenues. Our distribution revenues as a percentage of net revenues is driven by the mix between publishing and distribution sales. Over the past three years our funding constraints have reduced our publishing and distribution activities, causing shifts in this mix.
Revenues from our distribution business may decline if the products which we distribute for IESA are reduced or products we distribute for third-party developers become unavailable to us.
          As part of our distribution business, we earn revenues by distributing to retailers our own products and products of others, including products published by IESA and by our competitors. We cannot assure you that IESA will not reduce the rate at which it develops or obtains rights with regard to video games or that our competitors will continue to provide us with their products for distribution to our mass merchant customers. Our inability to obtain software titles developed or published by IESA or by our competitors, coupled with our inability to obtain these titles from other distributors, could have a material adverse effect on our relationships with retailers and our ability to obtain shelf space for our own products, as well as reducing the revenues that we earn from our distribution activities. This, in turn, could have a material adverse effect on our business, results of operations and financial condition.
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
          Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. On September 12, 2006, IESA announced a multi-step debt restructuring plan, subject to its shareholders’ approval, which would significantly reduce its debt and provide liquidity to meet its operating needs. On November 15, 2006, IESA shareholders approved the debt restructuring plan, permitting IESA to execute on this plan. As of the date of this report, IESA has raised approximately 74 million Euros, of which approximately 45 million Euros has paid down outstanding short-term and long-term debt and has provided approximately 20 million Euro of liquidity for working capital needs. As of the date of this report, IESA has completed its debt restructuring plan; however, its current ability to fund, among other things, its subsidiaries’ operations remains limited. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows
          IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we market in the United States, Canada, and Mexico. During fiscal 2007, international royalties earned from IESA were the source of 4% of our net revenues. Additionally, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 38% of our net publishing product revenue for the year ended March 31, 2007.
          Additionally, although we are a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns the majority of our common stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA has negative financial results, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital.
IESA controls us and could prevent a transaction favorable to our other stockholders.
          IESA beneficially owns approximately 51% of our common stock, which gives it sufficient voting power to prevent any transaction that it finds unfavorable, including an acquisition, consolidation or sale of shares or assets that might be desirable to our other stockholders. Additionally, IESA could unilaterally approve certain transactions as a result of its majority position. IESA also has sufficient voting power to elect all of the members of our Board of Directors. Currently, three of the eight members of our Board of Directors are directors, employees or former employees (within three years) of IESA or its affiliates. This concentration of control could be disadvantageous to other stockholders whose interests differ from those of IESA.
Our affiliates retain considerable control over the Atari trademarks, and their oversight or exploitation of such trademarks could affect our business.
          Atari Interactive, a wholly owned subsidiary of IESA, has granted us the right to use the Atari name for software video games in the United States, Canada and Mexico until 2013. However, in addition to an initial upfront payment we made in 2003, we must pay a royalty equal to 1% of our net revenues during each of 2009 through 2013. We are subject to quality control oversight for our use of the Atari name. Any disputes over our performance under the trademark license agreement could materially affect our business. Furthermore, the use of the Atari mark by Atari Interactive or other subsidiaries of IESA could affect the reputation or value associated with the Atari mark, and therefore materially affect our business.
Our restructuring efforts will create short term costs that may not be offset by increased efficiencies.
          We are incurring substantial costs in connection with our restructuring efforts, including severance obligations, advisor fees, and lease obligations for unused property. Though we anticipate that the restructuring will ultimately result in reduced general and administrative expenses and more efficient corporate operations, we can give no assurance that we will be successful in redefining our cost and operational structures in the near term. If we are not successful, we may not see cost savings that justify these measures, which may negatively impact our results of operations.
Our credit facility could be terminated.
          Since November 2006, we have utilized the proceeds of our credit facility with Guggenheim to fund our working capital needs, including the manufacturing and development of products. The credit documents which we entered into with Guggenheim to obtain this credit facility contain numerous covenants and conditions which may cause a default upon breach thereof by us. For the quarter ended March 31, 2007, we were not in compliance with certain financial covenants required by the credit facility; however, in May 2007, we received a waiver of the covenants effective March 31, 2007. There can be no assurance that we will be in compliance in future periods. If an event of default occurs under any credit document and Guggenheim opts not to waive such default, the credit facility may be terminated and any debt outstanding accelerated, in which case we will need to raise additional funds or seek other alternatives, many of which may adversely affect our stock price. Further, the credit facility may be terminated if we do not comply with financial and other covenants prior to our need for borrowing in the third quarter of fiscal 2008 (i.e. Nasdaq Delisting).
RISKS RELATED TO OUR COMMON STOCK
The price of our common stock is very low.
          At September 10, 2007, the last reported sale price of our common stock was $2.60 per share. This represents a sharp decline from the price at which it traded one, two, and three years earlier (adjusted for a one-for-ten reverse stock split in 2007). Because of that, a sale of stock, convertible debt, or other forms of stock-based securities in order to raise even a relatively moderate amount of funds would significantly dilute the percentage ownership of our existing stockholders.
IESA is in a position to prevent us from selling stock.
          It is likely that anyone who purchases from us a significant amount of our common stock will insist on receiving a discount even from the current very low market price of the stock. Under the rules of the NASDAQ Global Market, a sale of 20% or more of our stock for less than its market price (or its book value) must be approved by our stockholders. Because IESA owns a majority of our common stock, we will not be able to obtain stockholder approval of a sale of 20% or more of our common stock if IESA opposes it. IESA has historically desired to maintain its ownership of a majority of our outstanding stock. Because IESA currently owns only a little more than 50% of our common stock, unless IESA changes that position, we will not be able to sell stock or securities that are convertible into our common stock unless we simultaneously sell shares to IESA or otherwise enter into a transaction in which we issue shares to IESA.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          The following table contains the detail of the square footage of our properties by geographic location as of March 31, 2007:

	North America	Europe	Total
New York	70,000	—	70,000
California	20,476	—	20,476
Washington	65,500	—	65,500
Massachusetts	53,184	—	53,184
Newcastle, UK	—	14,576	14,576

Total	209,160	14,576	223,736

          New York. In fiscal 2007, our principal offices were located in approximately 70,000 square feet of office space at 417 Fifth Avenue in New York City. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into this lease, our previous lease was terminated. The previous lease of approximately 90,000 square feet of office space at the same location commenced in December 1996 and was to expire in December 2006 (see Item 7 for further details). We had subleased 10,000 square feet of such space for a period beginning in May 2003 and ending in December 2006; our obligations under this sublease were assigned to and assumed by the Landlord effective July 1, 2006. In August 2007, we agreed to surrender, effective December 31, 2007, one-half of square feet of the space we are leasing. We also lease corporate residences in the greater New York City area for use by our executive officers, directors, and consultants.
          California. During a portion of fiscal 2007, we leased approximately 17,400 square feet of office space in Santa Monica, California, under a lease which expired in May 2006. We also lease approximately 16,460 square feet of office space in Newport Beach, California for use by Shiny, an internal development studio which was sold in September 2006 (see Development). This lease has been subleased to the purchaser of Shiny; the lease expires in August 2007. Additionally, we had a lease for approximately 15,000 square feet of office space in Sunnyvale, California, which expired in December 2006. The occupants of this facility were relocated in December 2006 to 4,016 square feet of new office space that we leased in Santa Clara, California, which expires in December 2009.
          Washington. We lease approximately 65,500 square feet of office space in Bothell, Washington, under a lease which expires in May 2008. This office space was occupied by our Humongous studio, which was sold in August 2005. We now sublease parking lot space and the majority of the office space under seven subleases, one of which expires in April 2008 and six of which expire in May 2008.
          Massachusetts. In Beverly, Massachusetts, we sublease a portion of the 53,184 square feet of the office space leased by Atari Interactive. Our lease expires in June 2007. In June 2005, we ceased operations at this location; no sublease has been entered into.
          Europe. In Newcastle upon Tyne, United Kingdom, we lease approximately 14,576 square feet of office space, which was occupied by our formerly wholly-owned Reflections studio, which was sold in August 2006 (see Development). This lease expires in August 2011. The purchaser of Reflections currently subleases this space from us in a sublease which expires in August 2007. The sublease is expected to be renewed through fiscal 2008.
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
Indigo Moon Productions, LLC v. Hasbro, Inc., et al.
          On August 12, 2005, Indigo Moon Productions, LLC, or Indigo Moon, filed a lawsuit against Hasbro, Inc., Hasbro Interactive, Atari Interactive, us and Infogrames, Inc. in the United States District Court in the Western District of Kentucky. Indigo Moon alleges that on or about June 28, 2000, Indigo Moon and Hasbro Interactive, Inc. (n/k/a Atari Interactive) entered into a Confidential Information Agreement for sharing information regarding the possibility of cooperating on the production or exploitation of interactive games. Indigo Moon alleges that it provided Atari Interactive with designs and concepts for a computerized version of Clue and that Atari Interactive represented that it would compensate Indigo Moon for its work, but did not. Indigo Moon further alleges that in October 2003 Hasbro, Atari Interactive and/or Infogrames, Inc. (n/k/a Atari) released a Clue FX Game and that in the Spring of 2005 Hasbro, Atari Interactive and/or Infogrames, Inc. released Clue Mysteries, each of which allegedly incorporates Indigo Moon’s work. Indigo Moon’s complaint alleges the following specific causes of action: breach of express contract, breach of implied contract, promissory estoppel, quasi-contract and unjust enrichment, breach of a confidential relationship and misappropriation of trade secret; and seeks unspecified damages. Plaintiff has agreed to dismiss us from this case without prejudice and to proceed against the remaining defendants. A Notice of Dismissal has been filed with the Court and Atari, Inc. has been dismissed from this case.
Ernst & Young, Inc. v. Atari, Inc.
          On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada. Our answer and counterclaim were filed in August of 2006 and we initiated discovery against Ernst & Young at the same time. Settlement discussions commenced in September 2006 and are currently on-going.
Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.
          On October 26, 2006, Research in Motion Limited, or RIM, filed a claim against us and Atari Interactive in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems appropriate. Breakout and Super Breakout are games owned by Atari Interactive. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe an Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law. In August 2007, the Court ruled against Atari’s December 2006 motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. Atari is in the process of appealing this decision.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          A Special Meeting of Stockholders was held on January 3, 2007. Of the 134,779,670 shares of common stock outstanding and entitled to vote at the Special Meeting, 115,577,742 shares were present in person or by proxy, each entitled to one vote on each matter to come before the meeting. The matters acted upon at our Special Meeting of Stockholders, and the voting tabulation for each such matter is as follows:
Proposal 1. To approve amendments to our Restated Certificate of Incorporation that will (i) effectuate a one-for-ten reverse stock split, and (ii) decrease the number of shares that Atari is authorized to issue.

			Broker Non-
For	Against	Abstain	Votes
114,048,433	1,247,847	281,462	0
          As set forth above, at the Special Meeting, the stockholders of Atari approved the amendments of our Restated Certificate of Incorporation. On January 3, 2007, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Restated Certificate of Incorporation. The Certificate of Amendment was effective as of January 3, 2007, and affected a one-for-ten reverse stock split of our issued and outstanding shares of Common Stock, par value $0.01 and decreased the number of shares of Common Stock we are authorized to issue from 300,000,000 to 30,000,000. As of January 3, 2007, every 10 shares of our issued and outstanding Common Stock, $0.01 par value, automatically converted to one share of Common Stock, $0.10 par value. No fractional shares were issued in connection with the reverse split. Cash was paid in lieu of fractional shares. The Reverse Split did not alter any voting rights or other terms of our Common Stock. In accordance with the Reverse Split, the Compensation Committee of our Board of Directors adjusted the amount of shares reserved under, and all awards made pursuant to, the Atari, Inc. 2005 Stock Incentive Plan and all of our prior stock incentive plans, as applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our Common Stock is quoted on the NASDAQ Global Market under the symbol “ATAR.” The high and low sale prices for our Common Stock as reported by the NASDAQ Global Market for the fiscal years ended March 31, 2006 and March 31, 2007 (adjusted to give effect to a one-for-ten reverse stock split that was effective on January 3, 2007) are summarized below.

	High	Low
Fiscal 2006
First Quarter	$31.80	$23.00
Second Quarter	$29.40	$11.50
Third Quarter	$14.60	$9.79
Fourth Quarter	$11.80	$5.61

Fiscal 2007
First Quarter	$9.70	$4.70
Second Quarter	$7.90	$4.75
Third Quarter	$6.00	$4.60
Fourth Quarter	$6.50	$2.94
          On September 10, 2007, the last reported sale price of our Common Stock on the NASDAQ Global Market was $2.60. As of September 10, 2007, there were approximately 358 record owners of our Common Stock.
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
Recent Sales of Unregistered Securities
          None.
Purchase of Equity Securities by the Issuer and Affiliated Purchases.
          None.
ITEM 6. SELECTED FINANCIAL DATA
          The following tables set forth selected consolidated financial information which, for the nine months ended March 31, 2003, and the years ended March 31, 2004, 2005, 2006, and 2007, is derived from our audited consolidated financial statements. Effective March 28, 2003, we changed our fiscal year-end from June 30 to March 31.
          In the first quarter of fiscal 2007, management committed to a plan to divest of our previously wholly-owned Reflections studio and its related Driver intellectual property, and in August 2006, we sold to a third party the Driver intellectual property as well as certain assets of Reflections. Therefore, beginning in the first quarter of fiscal 2007, we began to classify the results of Reflections as results of discontinued operations, and all prior period financial statements have been restated retroactively to reflect this classification.

          These tables should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Nine
	Months	Years
	Ended	Ended
	March 31,	March 31,
	2003	2004	2005 (1)	2006 (1)(2)	2007 (1)(2)(3)
Statement of Operations Data:

Net revenues	$393,529	$465,639	$343,837	$206,796	$122,285
Operating income (loss)	32,258	20,840	(23,970)	(62,977)	(77,644)
Income (loss) from continuing operations	22,908	13,606	(14,855)	(63,375)	(66,586)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax provision of $0, $0, $9,352, $0, and $7,559, respectively	(4,838)	(12,840)	20,547	(5,611)	(3,125)
Net income (loss)	18,070	766	5,692	(68,986)	(69,711)
Dividend to parent	—	(39,351)	—	—	—
Income (loss) attributable to common stockholders	$18,070	$(38,585)	$5,692	$(68,986)	$(69,711)

Basic and diluted income (loss) per share attributable to common stockholders (4):
Income (loss) from continuing operations	$3.28	$1.40	$(1.22)	$(4.93)	$(4.94)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(0.69)	(1.32)	1.69	(0.43)	(0.23)

Net income (loss)	2.59	0.08	0.47	(5.36)	(5.17)
Dividend to parent	—	(4.06)	—	—	—

Income (loss) attributable to common stockholders	$2.59	$(3.98)	$0.47	$(5.36)	$(5.17)

Basic weighted average shares outstanding (4)	6,988	9,699	12,128	12,863	13,477
Diluted weighted average shares outstanding (4)	7,006	9,699	12,159	12,863	13,477

(1)	During fiscal 2005, 2006, and 2007, we recorded restructuring expenses of $4.9 million, $8.9 million, and $0.7 million, respectively.

(2)	During fiscal 2006, we recorded a gain on sale of intellectual property of $6.2 million and in fiscal 2007, we recorded a gain on sale of intellectual property of $9.0 million and a gain on sale of development studio assets of $0.9 million. Additionally, in fiscal 2007 the gain on sale of Reflections of $11.5 million is included as a reduction of the loss from discontinued operations.

(3)	During fiscal 2007, we recorded an impairment loss on our goodwill of $54.1 million, which is included in the loss from continuing operations.

(4)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated retroactively to reflect the reverse stock split.

	March 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash	$392	$8,858	$9,988	$14,948	$7,603
Working capital (deficit)	(90,260)	25,844	34,467	(2,996)	1,213
Total assets	232,082	193,956	190,039	143,670	42,819
Total debt	220,061	—	—	—	—
Stockholders’ equity (deficit)	(96,918)	115,063	120,667	73,212	3,094
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Going Concern
          Until 2005, we were actively involved in developing video games and in financing development of video games by independent developers, which we would publish and distribute under licenses from the developers. However, beginning in 2005, because of cash constraints, we substantially reduced our involvement in development of video games, and announced plans to divest ourselves of our internal development studios.
          During fiscal 2006 and 2007, we sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations. During 2007, we raised approximately $35.0 million through the sale of the rights to the Driver games and certain other intellectual property, and the sale of our Reflections and Shiny studios. By the end of fiscal 2007, we did not own any development studios.
          The reduction in our development and development financing activities has significantly reduced the number of games we publish. During fiscal 2007, our revenues from publishing activities were $104.7 million, compared with $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005.

          We are in the process of developing a strategic plan that would expand our activities into new, emerging aspects of the video game industry, including casual games, online sites, digital downloading, advergaming, and brand licensing. However, our ability to do those things will require that we have a source of funding and some of them will require expansion and extension of our rights to use and sublicense certain properties, including our license to use the “Atari” name.
          For the year ended March 31, 2007, our net revenues were only $122.3 million, compared with $206.8 million in the prior year, and we had an operating loss of $77.6 million in fiscal 2007, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. We have taken significant steps to reduce our costs. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 are even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 are focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs during the second quarter of our fiscal year.
          Currently, our only borrowing facility is an asset-based secured credit facility that we established in November 2006 with a group of lenders for which Guggenheim is the administrative agent. The credit facility consists of a revolving line of credit in an amount up to $15.0 million (subject to a borrowing base calculation), which includes a $10.0 million sublimit for the issuance of letters of credit. However, the maximum borrowings we can make under the credit facility will not by themselves provide all the funding we will need for the calendar 2007 holiday season. Further, the credit facility may be terminated if we do not comply with financial and other covenants prior to our need for borrowing (i.e. Nasdaq Delisting).
          Historically, we have relied on IESA to provide limited financial support to us, through loans or, in recent years, through purchases of assets. However, IESA has its own financial needs, and its ability to fund its subsidiaries’ operations, including ours, is limited. Therefore, there can be no assurance we will ultimately receive any funding from IESA.
          The uncertainty caused by these above conditions raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          We are still exploring various alternatives to improve our financial position and secure other sources of financing which could include raising equity, forming both operational and financial strategic partnerships, renegotiating or entering into a new credit facility, entering into new arrangements to license intellectual property, and selling selected owned intellectual property and licensed rights. Further, as we are contemplating various alternatives, we utilize a special committee of our board of directors, consisting of our independent board members, James Ackerly, Ronald Bernard, and Michael Corrigan, who are authorized to review significant and special transactions. We continue to examine the reduction of working capital requirements to further conserve cash and may need to take additional actions in the near-term, which may include additional personnel reductions and suspension of certain development projects during fiscal 2008. In May of 2007, we announced a workforce reduction of approximately 20%.
          The above actions may or may not prove to be consistent with our long-term strategic objectives, which have been shifted in the last fiscal year, as we have discontinued our internal development activities and increased our focus on online and casual gaming, among other things. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
Related party transactions
          We are involved in numerous related party transactions with IESA and its subsidiaries. These related party transactions include, but are not limited to, the purchase and sale of product, game development, administrative and support services and distribution agreements. In addition, we use the name “Atari” under a license from Atari Interactive (a wholly-owned subsidiary of IESA) that expires in 2013.
Reverse Stock Split
          On January 3, 2007, we effected a one-for-ten reverse stock split. The number of shares we are authorized to issue was reduced from 300,000,000 to 30,000,000, and the par value was increased from $0.01 to $0.10 per share. Preferred stock remain at 5,000,000 authorized shares with a par value of $0.01 per share, none of which are outstanding.
Business and Operating Segments
          We are a global publisher and developer of video game software for gaming enthusiasts and the mass-market audience, and a distributor of video game software in North America. We develop, publish, and distribute (both retail and digital) games for all platforms, including Sony PlayStation 2, PlayStation 3, and PSP; Nintendo Game Boy Advance,

GameCube, DS, and Wii; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet (casual games, MMOGs), and other evolving platforms, an area to which we have begun to devote increasing attention. Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and racing. Our products are based on intellectual properties that we have created internally and own or that have been licensed to us by third parties. We leverage external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors. During fiscal 2007, we sold our remaining internal development studios; we believe that through the use of independent developers it will be more cost efficient to publish certain of our games. Additionally, through our relationship with IESA, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. Through our distribution agreement with IESA, we have the rights to publish and sublicense in North America certain intellectual properties either owned or licensed by IESA or its subsidiaries, including Atari Interactive. We also manage the development of certain product at studios owned by IESA that focus solely on game development.
          In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by third-party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain distribution operations and systems that reach in excess of 30,000 retail outlets nationwide. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as GameStop. Our sales to key customers Wal-Mart, GameStop, and Target accounted for approximately 25.1%, 19.2%, and 10.3%, respectively, of net revenues (excluding international royalty, licensing, and other income) for the year ended March 31, 2007. No other customers had sales in excess of 10% of net product revenues. Additionally, our games are made available through various internet, online, and wireless networks.
Adoption of FASB Statement No. 123(R)
          Effective April 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense at fair value for employee stock awards. Prior to fiscal 2007, we accounted for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Included in the fiscal 2007 net loss is $1.6 million of stock-based compensation expense, of which $0.9 million is included in research and product development expenses, $0.6 million is included in general and administrative expenses, and $0.1 million is included in selling and distribution expenses. No such expense was recorded in prior periods.
Key Challenges
          The video game industry has experienced an increased rate of change and complexity in the technological innovations of video game hardware and software. In addition to these technological innovations, there has been greater competition for retail shelf space as well as increased buyer selectivity. There is also increased competition for creative and executive talent. As a result, the video game industry has become increasingly hit-driven, which has led to higher per game production budgets, longer and more complex development processes, and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development process, have increased the need for disciplined product development processes that limit costs and overruns. This, in turn, has increased the importance of leveraging the technologies, characters or storylines of existing hit titles into additional video game software franchises in order to spread development costs among multiple products.
          We suffered large operating losses during fiscal 2007 and 2006. To fund these losses, we sold assets, including intellectual property rights related to game franchises that had generated substantial revenues for us and including our development studios. Further significant asset sales may not be practical if we are going to continue to engage in our current activities. However, we have both short and long term need for funds. Currently, our only credit line is an asset based secured credit line that is limited to $15.0 million (subject to a borrowing base calculation), and which the lenders will have the right to cancel if, as is likely, we fail to meet financial covenants at June 30, 2007 (the lenders waived defaults resulting from our failure to meet financial covenants at March 31, 2007). Even if the credit line remains in effect, it will not provide all the funds we will need to pay for inventory that will be needed for the calendar 2007 holiday season. Historically, IESA has sometimes provided funds we needed for our operations, but it is not certain that it will be able, or will be willing, to provide the funding we will need for fiscal 2008 or subsequent to that.

          The “Atari” name (which we license) has been an important part of our branding strategy, and we believe it provides us with an important competitive advantage in dealing with video game developers and in distributing products. Further, our management has been working on a strategic plan to replace part of the revenues we lost in recent years by expanding into new emerging aspects of the video game industry, including casual games, online sites, and digital downloading. In addition, we are considering licensing the “Atari” name for use in products other than video games. However, our ability to do at least some of those things will require expansion and extension of our rights to use and sublicense others to use the “Atari” name. We have no agreements or understandings that assure us that we will be able to expand the purposes for which we can use the “Atari” name or extend the period during which we will be able to use it.
Critical Accounting Policies
          Our discussion and analysis of financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts and notes receivable, inventories, intangible assets, investments, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
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
          Sales are recorded net of estimated future returns, price protection and other customer related allowances. We are not contractually obligated to accept returns; however, based on facts and circumstances at the time a customer may request approval for a return, we may permit the return or exchange of products sold to customers. In addition, we may provide price protection, co-operative advertising and other allowances to customers in accordance with industry practice. These reserves are determined based on historical experience, market acceptance of products produced, retailer inventory levels, budgeted customer allowances, the nature of the title and existing commitments to customers. Although management believes it provides adequate reserves with respect to these items, actual activity could vary from management’s estimates and such variances could have a material impact on reported results.
          We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of our customers were to deteriorate, resulting in an inability to make required payments, additional allowances may be required.
          For the years ended March 31, 2005, 2006, and 2007, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $79.9 million, $56.9 million, and $22.7 million, respectively. As of March 31, 2006 and March 31, 2007, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $30.9 million and $14.1 million, respectively.
Inventories
          We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the years ended March 31, 2005, 2006, and 2007, we recorded obsolescence expense of approximately $2.6 million, $3.7 million, and $2.5 million, respectively. As of March 31, 2006 and March 31, 2007, the aggregate reserve against inventories was approximately $2.4 million and $1.9 million, respectively.

Research and product development expenses
          Research and product development expenses related to the design, development, and testing of newly developed software products, both internal and external, are charged to expense as incurred. Research and product development expenses also include royalty payments (milestone payments) to third-party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
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
Atari Trademark License
          In connection with a recapitalization completed in fiscal 2004, Atari Interactive extended the term of the license under which we use the Atari trademark to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair value of the shares issued, which was expensed monthly until it became fully expensed in the first quarter of fiscal 2007. The monthly expense was based on the total estimated cost to be incurred by us over the ten-year license period; upon the full expensing of the deferred charge, this expense is being recorded as a deferred liability owed to Atari Interactive, to be paid beginning in year six of the license. Based on these assumptions, a $100.0 million increase/decrease in the estimated total net revenues during years six through ten of the extended license period would result in a $0.2 million increase/decrease in this expense. During fiscal 2007, we recorded $2.2 million of expense related to this license.
Goodwill and Acquired Intangible Assets
          Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by FASB Statement No. 142, “Goodwill and Other Intangible Assets.” A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. We only have one reporting unit, our publishing business, to which goodwill is assigned.
          A two-step approach is required to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests (described below) to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for each reporting unit could be materially affected by changes in these estimates and assumptions. Such changes could trigger impairment.
          In fiscal 2007, we completed the first step of the annual goodwill impairment testing as of December 31, 2006 with regard to the goodwill, which is all associated with our publishing business. As part of step one, we considered three methodologies to determine the fair-value of our reporting unit. The first, which we believe is our primary and most reliable approach, is a market capitalization approach. This aligns our market capitalization at the balance sheet date to our publishing business, as we believe this measure is a good indication of third-party determination of fair value. The second approach entails determining the fair value of the reporting unit using a discounted cash flow methodology, which requires significant judgment to estimate the future cash flows and to determine the appropriate discount rates, growth rates, and other assumptions. The third approach is an orderly sale of assets process, which values the publishing unit based on estimated sale price of assets and intellectual property, less any related liabilities. Due to our history of operating losses and diminishing financial performance, we do not place heavy reliance on the second approach. The third approach is not a commonly used analysis; therefore, we place minimal reliance on that approach as well. Pursuant to the analysis using the market capitalization approach, we found no indications of impairment of our recorded goodwill at December 31, 2006.
          However, during the fourth quarter ended March 31, 2007, our market capitalization declined significantly. As this measure is our primary indicator of the fair value of our publishing unit, management considered this decline to be a triggering event, requiring us to perform an impairment analysis. As of March 31, 2007, we completed this analysis and our management, with the concurrence of the Audit Committee of our Board of Directors, has concluded that an impairment charge of $54.1 million should be recognized. This is a non-cash charge and has been recorded in the fourth quarter of fiscal 2007.
          During fiscal 2007, we recorded acquired intangible assets for website development costs (related to the Atari Online website, including a URL), which are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-02, “Accounting for Web Site Development Costs.” EITF 00-02 requires that web site development costs be treated as computer software developed for internal use, and that costs incurred in the application and development stages be capitalized in accordance with AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As of March 31, 2007, we determined that certain of the acquired intangible assets previously capitalized no longer provided a future benefit to the company, as management decided at the end of the fourth quarter to move to an outsourced technology model; these costs were written off, and the charge is included in research and product development expenses for the year ended March 31, 2007.
Results of Operations
Year ended March 31, 2006 versus year ended March 31, 2007
Consolidated Statement of Operations (dollars in thousands):

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)/
	March 31,	Revenues	March 31,	Revenues	Increase

	2006		2007		$	%

Net revenues	$206,796	100.0%	$122,285	100.0%	(84,511)	(40.9)%
Costs and expenses:
Cost of goods sold	133,604	64.6%	72,629	59.4%	(60,975)	(45.6)%
Research and product development expenses	51,887	25.1%	30,077	24.6%	(21,810)	(42.0)%
Selling and distribution expenses	42,985	20.8%	25,296	20.7%	(17,689)	(41.2)%
General and administrative expenses	30,385	14.7%	21,788	17.8%	(8,597)	(28.3)%
Restructuring expenses	8,867	4.3%	709	0.6%	(8,158)	(92.0)%
Impairment of goodwill	—	0.0%	54,129	44.3%	54,129	100.0%
Gain on sale of intellectual property	(6,224)	(3.0)%	(9,000)	(7.4)%	2,776	44.6%
Gain on sale of development studio assets	—	0.0%	(885)	(0.7)%	885	100.0%
Atari trademark license expense	3,067	1.5%	2,218	1.8%	(849)	(27.7)%
Depreciation and amortization	5,202	2.5%	2,968	2.4%	(2,234)	(42.9)%

Total costs and expenses	269,773	130.5%	199,929	163.5%	(69,844)	(26.0)%

Operating (loss)	(62,977)	(30.5)%	(77,644)	(63.5)%	14,667	23.3%
Interest (expense) income, net	(595)	(0.2)%	301	0.2%	(896)	(150.6)%
Other (expense) income	(208)	(0.1)%	77	0.1%	(285)	(137.0)%

(Loss) before (benefit from) income taxes	(63,780)	(30.8)%	(77,266)	(63.2)%	13,486	21.2%
(Benefit from) income taxes	(405)	(0.2)%	(10,680)	(8.8)%	10,275	2,537.0%

(Loss) from continuing operations	(63,375)	(30.6)%	(66,586)	(54.4)%	3,211	5.1%
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax provision of $0 and $7,559, respectively	(5,611)	(2.8)%	(3,125)	(2.6)%	(2,486)	(44.3)%

Net (loss)	$(68,986)	(33.4)%	$(69,711)	(57.0)%	$725	1.1%

Net Revenues
Net revenues by segment for the years ended March 31, 2006 and 2007 are as follows (in thousands):

	Years
	Ended
	March 31,		(Decrease)

	2006	2007

Publishing	$153,598	$104,650	$(48,948)
Distribution	53,198	17,635	(35,563)

Total	$206,796	$122,285	$(84,511)

The platform mix for the years ended March 31, 2006 and 2007 for net publishing revenues from product sales is as follows:

	Publishing Platform Mix
	2006	2007
PlayStation 2	35.5%	35.5%
PC	32.7%	27.2%
Xbox 360	0.0%	12.1%
Nintendo Wii	0.0%	8.4%
PlayStation Portable	2.1%	7.6%
Game Boy Advance	6.7%	3.9%
Plug and Play	9.3%	2.8%
Nintendo DS	2.1%	2.0%
Xbox	9.8%	0.3%
Game Cube	1.8%	0.2%

Total	100.0%	100.0%
Net revenues for the year ended March 31, 2007 decreased approximately 40.9%, largely due to fewer successful new releases and product launch delays, compounded by decreased international royalty income.
•	The fiscal 2007 net publishing revenues of $104.7 million include net product sales from new releases of $61.8 million, driven by Dragon Ball Z: Budokai Tenkaichi 2 (PlayStation 2 and Nintendo Wii), Neverwinter Nights 2 (PC), and Test Drive Unlimited (Xbox 360, PlayStation 2, PSP, and PC). Comparatively, in fiscal 2006, net publishing revenues of $153.6 million were driven by new release sales of $95.1 million which included Dragon Ball Z: Budokai Tenkaichi (PlayStation 2), Matrix: Path of Neo (PlayStation 2, Xbox, and PC), Atari Flashback 2.0 (plug and play), and Getting Up: Contents Under Pressure (PlayStation 2, Xbox, and PC).

•	During the year ended March 31, 2007, back catalogue sales were 28% of our net product revenues, compared with 24% of our net product revenues during fiscal 2006.

•	Publishing net revenues include international royalty income earned on IESA’s international sales of our titles. International royalty income decreased by $8.3 million from $13.5 million in fiscal 2006 to $5.2 million in fiscal 2007. The current year income was driven by international sales of Test Drive Unlimited, while the prior year’s income reflected international sales of Matrix: Path of Neo, Getting Up: Contents Under Pressure, and Indigo Prophecy.

•	Domestic licensing and other income, included in publishing net revenues, decreased slightly to $12.0 million from $12.1 million in fiscal 2006. Included in this change are:
o	decreased domestic licensing income of $1.0 million in fiscal 2007 due to an overall decrease in volume of licensing transactions, offset by

o	increased miscellaneous revenues of $0.9 million driven by increased quality and assurance services (product testing) performed, and sponsorship and in-game advertising revenue which did not exist in fiscal 2006.
•	The overall average sales price (“ASP”) of the publishing business was relatively consistent with fiscal 2006, increasing slightly from $20.50 to $20.80 in fiscal 2007. Trends include:

o	increase in the ASP for PC titles from $14.67 to $17.44, and

o	decrease in the ASP for console titles from $25.44 to $22.41. The current year includes sales of Xbox 360 and Nintendo Wii titles, with ASPs of $31.04 and $36.37, respectively, that were not included in fiscal 2006; however, this is offset by a decrease in the ASP for Xbox titles from $30.33 to $5.55, and in PlayStation 2 titles from $29.28 to $21.05, as a result of the recent transition to the newest generation consoles.
•	Platform mix in fiscal 2007 consisted of 27.2% PC products and 72.8% console (including plug and play) products, as compared with fiscal 2006’s mix of 32.7% PC products and 67.3% console (including plug and play) products.

•	In the fourth quarter of fiscal 2006, we recorded additional price protection allowances of $4.2 million in connection with our aggressive pricing program, which reduced console and certain PC titles sold prior to March 31, 2006 to a retail price of $19.95.
Total distribution net revenues decreased by $35.6 million, or 66.9%, due to an overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products. Due to our financial constraints related to fully funding our product development program, we will attempt to increase our focus on higher-margin distribution in the future.
Cost of Goods Sold
          Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and mix of licensed product. These expenses decreased by $61.0 million primarily from decreased sales volume. Cost of goods sold as a percentage of net revenues decreased from 64.6% to 59.4%, reflecting:
•	a lower mix of higher cost third-party distributed product sales as a percentage of net revenues (14.4% in fiscal 2007 compared with 25.7% in fiscal 2006), and

•	a lower mix of royalty bearing products (fiscal 2006 included sales of Matrix: Path of Neo and Getting Up: Contents Under Pressure, both bearing a high amount of royalty expense).
Research and Product Development Expenses
          Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third-party developers on products that are currently in development and billings from related party developers. We expect to increase the use of external developers as we have sold all of our internal development studios. These expenses for the year ended March 31, 2007 decreased approximately $21.8 million due to:
•	a decrease in expense incurred with external developers of $6.9 million from lack of financial resources to invest in full-fledged development projects (however, we do expect to see savings in research and product development cost in the future if we focus on casual gaming, which has lower development costs),

•	a decrease in spending of $10.0 million at our related party development studios due to the sale of our Stuntman franchise and development project, in process at Paradigm in fiscal 2006, as well as the completion of Test Drive Unlimited on Xbox 360, released in September 2006 and in process at Eden Studios and Atari Melbourne House (which was sold in fiscal 2007) in fiscal 2006, and

•	a decrease in salary and other related expenses of $7.9 million due to the closure of the Beverly and Santa Monica publishing studios during fiscal 2006, the divestiture of the Shiny studio in the second quarter of fiscal 2007, and other personnel reductions, offset by

•	the current period write-off of $2.4 million of website-related acquired intangible and other assets previously capitalized that were determined during the fourth quarter not to provide us with a future benefit, and

•	the allocated charge of $0.8 million related to the benefit we received from resignation agreement entered into by IESA with our former Chief Creative Officer.
          Internal research and product development expenses represented 43.6% and 51.0% of the total research and product development expenses for the years ended March 31, 2006 and 2007, respectively. As of March 31, 2007, we no longer own any internal development studios. Research and product development expenses, as a percentage of net revenues, decreased from 25.1% in fiscal 2006 to 24.6% in fiscal 2007.
Selling and Distribution Expenses
          Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the year ended March 31, 2007, selling and distribution expenses decreased approximately $17.7 million due to:
•	significant savings in the current period on advertising ($12.9 million in fiscal 2007 as compared to $25.2 million in the prior period) due to fewer new releases as well as management’s focus on lower cost and more direct marketing (fiscal 2006 included significant spend for Matrix: Path of Neo television campaigns),

•	lower variable distribution costs, including freight, shipping and handling, of $2.4 million due to lower sales, and

•	savings of $2.7 million in salaries and related overhead costs from the closure of the Santa Monica and Beverly studios, as well as personnel reductions at our New York headquarters.
General and Administrative Expenses
          General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the year ended March 31, 2007, general and administrative expenses decreased approximately $8.6 million due to:
•	reduction in salaries of $6.2 million due to publishing studio closures and other personnel reductions, as well as savings in rent and other overhead and administrative costs, and

•	decreased bad debt expense of $1.7 million due to lower sales.
Restructuring Expenses
          In the fourth quarter of fiscal 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by those studios to our corporate headquarters in New York. In fiscal 2006, we incurred $8.9 million in expenses related to this restructuring plan, and additionally we recorded expenses related to further headcount reduction in our corporate headquarters in New York, as well as other locations, and terminations at our Humongous studio which was sold in August of 2005. In fiscal 2007, we incurred $0.7 million of restructuring costs primarily related to our lease for the closed Beverly studio, as well as remaining severance costs.
          On May 1, 2007, we announced a plan to reduce our total workforce by approximately 20%, primarily in general and administrative functions. We anticipate recording a restructuring reserve during our fiscal 2008 first quarter to reflect severance packages of approximately $0.8 million to $1.1 million. We expect payments regarding the severance packages to extend through the first quarter of fiscal 2009. Most of these reductions have been made as of the date of this filing.
Impairment of Goodwill
          In the fourth quarter of fiscal 2007, our market capitalization declined significantly, which was considered by management to be a triggering event requiring us to perform a goodwill impairment analysis. As a result of this analysis, management concluded that an impairment charge of $54.1 million should be recognized. No such charge was recorded in fiscal 2006. See Goodwill and Acquired Intangible Assets above.

Gain on Sale of Intellectual Property
          In the fourth quarter of fiscal 2006, we sold certain of our intellectual properties to a third party for approximately $6.2 million, which was recorded as a gain. The amount is primarily driven by the sale of our Timeshift property. In the first quarter of fiscal 2007, we sold the Stuntman intellectual property to a third party for $9.0 million, which was recorded as a gain.
Gain on Sale of Development Studio Assets
          In the second quarter of fiscal 2007, we sold certain development studio assets of Shiny to a third party for a gain of $0.9 million. The gain represents the proceeds of $1.8 million (of which $0.2 million will be held in escrow for nine months from the date of the sale), less the net book value of the assets sold of $0.9 million. No such gain was recorded in the prior comparable period.
Atari Trademark License Expense
          Atari trademark license expense is associated with the Atari name and logo which we use under a license from Atari Interactive, a wholly-owned subsidiary of IESA. The expense is based on the total estimated cost that will be incurred by us over the 10-year license period, which includes the fair value of 200,000 shares issued during fiscal 2004 (determined at that time to be $8.5 million) plus 1% of our net revenues during years six through ten of the license period. The expense decreased by $0.8 million in fiscal 2007 due to a change in the expected future earnings upon which this expense is based.
Depreciation and Amortization
          Depreciation and amortization for the year ended March 31, 2007 decreased by $2.2 million due to assets becoming fully depreciated as well as prior year inclusion of depreciation expense for assets from the Beverly and Santa Monica studios which were written off in the second quarter of fiscal 2006, offset by depreciation expense for new assets placed into service.
Interest (Expense) Income, net
          Interest (expense) income, net, decreased from expense of $0.6 million to income of $0.3 million. This decrease is due to the signing of our Guggenheim credit facility late in our fiscal year and minimal average borrowings as compared with the prior comparable period. Furthermore, in fiscal 2007, we recorded $0.4 million of interest income on our money market account as well as interest income on a tax refund recorded at our dormant UK subsidiary (see below). Fiscal 2006 expense consisted primarily of interest expense on our former HSBC credit facility, which expired in May 2006.
Other (Expense) Income
          In fiscal 2006, we recorded a loss of $0.2 million on the sale of IESA common shares received in connection with the sale of the Humongous studio. No significant items were recorded in fiscal 2007.
Benefit From Income Taxes
          During fiscal 2007, the benefit from income taxes of $10.7 million is the result of:
•	a tax refund of $1.0 million received in connection with our dormant UK subsidiary;

•	a non-cash tax benefit of $2.1 million resulting from the reversal of a deferred tax liability established for the deferred tax consequences of a temporary difference that arose from a difference in the book and tax basis of goodwill in a prior period, upon the impairment of our goodwill in the fourth quarter of fiscal 2007; and

•	a non-cash tax benefit of $7.6 million which offsets a non-cash tax provision of the same amount included in loss from discontinued operations, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, which states that all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. The recording of a benefit is appropriate in this instance, under the guidance of Paragraph 140, because such domestic loss offsets the domestic gain generated in discontinued operations. The effect of this transaction on net loss for fiscal 2007 is zero, and it does not result in the receipt or payment of any cash.

          During fiscal 2006, the total benefit from income taxes of $0.4 million resulted from a reversal of a prior period tax reserve upon the successful conclusion ($0.3 million benefit) of an IRS examination of the tax year ended June 30, 2003 which was completed during the year, as well as the reversal of the $0.2 million UK tax reserve (benefit) recorded in fiscal 2005, pursuant to discussions with UK tax inspectors, offset by an additional state tax provision of $0.1 million recorded arising from a New York State tax audit.
Loss from Discontinued Operations of Reflections Interactive Ltd, net of tax
          Loss from discontinued operations of Reflections Interactive Ltd decreased from $5.6 million in fiscal 2006 to $3.1 million in fiscal 2007. The fiscal 2006 loss was driven by the operating costs of the Reflections studio, which was sold in August 2006. The fiscal 2007 loss results from the tax provision associated with discontinued operations of $7.6 million, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, and offset by a tax benefit of an equal amount in continuing operations (see Benefit from Income Taxes above). Excluding this tax provision, we had income of $4.4 million, which is driven by the gain of $11.5 million on the sale of the Reflections studio and the related Driver property.
Year ended March 31, 2005 versus year ended March 31, 2006
Consolidated Statement of Operations (dollars in thousands):

	Year	% of	Year	% of
	Ended	Net	Ended	Net	(Decrease)/
	March 31,	Revenues	March 31,	Revenues	Increase

	2005		2006		$	%

Net revenues	$343,837	100.0%	$206,796	100.0%	$(137,041)	(39.9)%
Costs and expenses:
Cost of goods sold	200,244	58.2%	133,604	64.6%	(66,640)	(33.3)%
Research and product development expenses	58,311	17.0%	51,887	25.1%	(6,424)	(11.0)%
Selling and distribution expenses	58,220	16.9%	42,985	20.8%	(15,235)	(26.2)%
General and administrative expenses	35,792	10.5%	30,385	14.7%	(5,407)	(15.1)%
Restructuring expenses	4,932	1.4%	8,867	4.3%	3,935	79.8%
Gain on sale of intellectual property	—	0.0%	(6,224)	(3.0)%	6,224	100.0%
Atari trademark license expense	3,350	1.0%	3,067	1.5%	(283)	(8.4)%
Depreciation and amortization	6,958	2.0%	5,202	2.5%	(1,756)	(25.2)%

Total costs and expenses	367,807	107.0%	269,773	130.5%	(98,034)	(26.7)%

Operating (loss)	(23,970)	(7.0)%	(62,977)	(30.5)%	39,077	162.7%
Interest expense, net	(459)	(0.1)%	(595)	(0.2)%	136	29.6%
Other income (expense)	42	0.0%	(208)	(0.1)%	(250)	(595.2)%

(Loss) before (benefit from) income taxes	(24,387)	(7.1)%	(63,780)	(30.8)%	39,393	161.5%
(Benefit from) income taxes	(9,532)	(2.8)%	(405)	(0.2)%	(9,127)	(95.8)%

(Loss) from continuing operations	(14,855)	(4.3)%	(63,375)	(30.6)%	48,520	326.6%
Income (loss) from discontinued operations of Reflections Interactive Ltd, net of tax provision of $9,716 and $0, respectively	20,547	6.0%	(5,611)	(2.8)%	(26,158)	(127.3)%

Net income (loss)	$5,692	1.7%	$(68,986)	(33.4)%	$(74,678)	(1,312.0)%

Net Revenues
Net revenues by segment for the years ended March 31, 2005 and 2006 are as follows (in thousands):

	Years
	Ended
	March 31,		(Decrease)

	2005	2006

Publishing	$289,636	$153,598	$(136,038)
Distribution	54,201	53,198	(1,003)

Total	$343,837	$206,796	$(137,041)

The platform mix for the years ended March 31, 2005 and 2006 for net publishing revenues from product sales is as follows:

	Publishing Platform Mix
	2005	2006
PlayStation 2	36.6%	35.5%
PC	28.7%	32.7%
Xbox	8.7%	9.8%
Plug and Play	5.8%	9.3%
Game Boy Advance	13.0%	6.7%
Nintendo DS	0.8%	2.1%
PlayStation Portable	0.0%	2.1%
Game Cube	5.3%	1.8%
PlayStation	1.1%	0.0%

Total	100.0%	100.0%
Net revenues for the year ended March 31, 2006 decreased approximately 39.9%, largely due to underperformance from new product launches, product launch delays, and a weak holiday season, compounded by the transition to next generation consoles.
•	Fiscal 2006 net publishing revenues of $153.6 million include net product sales from new releases of $95.1 million, which includes the top sellers of fiscal 2006: Dragon Ball Z: Budokai Tenkaichi (PlayStation 2), Matrix: Path of Neo (PlayStation 2, Xbox, and PC), Atari Flashback 2.0 (plug and play), and Getting Up: Contents Under Pressure (PlayStation 2, Xbox, and PC). Other new releases in fiscal 2006 included Dungeons and Dragons: Stormreach (PC), Indigo Prophecy (PC, PlayStation 2, and Xbox), and Dragon Ball Z: Transformations (Game Boy Advance). In fiscal 2005, net publishing revenues of $289.6 million were driven by the Dragon Ball Z franchise, which generated full year net product sales of $85.9 million, led by Budokai 3 (PlayStation 2), Sagas (PlayStation 2, Xbox and GameCube), Buu’s Fury (Game Boy Advance), and Super Sonic Warriors (Game Boy Advance).

•	During the year ended March 31, 2006, back catalogue sales were 24.2% of our net product revenues, which is comparable with 22.6% of our net product revenues during fiscal 2005.

•	Publishing net revenues include international royalty income earned on IESA’s international sales of our titles. International royalty income increased by $11.0 million from $2.5 million in fiscal 2005 to $13.5 million in fiscal 2006. The fiscal 2006 income was driven by international sales of Matrix: Path of Neo, Getting Up: Contents Under Pressure, and Indigo Prophecy. The 2006 revenues also include an unfavorable exchange rate impact of approximately $1.0 million from the strengthening U.S. dollar against the Euro.

•	Domestic licensing and other income, included in publishing net revenues, decreased approximately 37.9% to $12.1 million from $19.5 million in fiscal 2005. The decrease was driven by:
o	domestic licensing income of $8.2 million in fiscal 2006, compared with $15.3 million in fiscal 2005, driven by fiscal 2005’s recognition of the Duke Nukem Royalty Advance Promissory Note of $4.3 million, offset by

o	fiscal 2006’s recognition of production services revenue of $2.0 million from Atari Interactive pursuant to an agreement signed in March 2006.
•	The overall average sales price (“ASP”) of the publishing business increased from $18.98 in fiscal 2005, to $20.50 in fiscal 2006. Trends include:
o	fiscal 2006 inclusion of PlayStation Portable, with an ASP of $26.08, increasing the overall console ASP from $21.59 in the fiscal 2005 to $25.44 in fiscal 2006, offset by

o	a decrease in the ASP of the Atari Flashback plug-and-play games from $29.87 in fiscal 2005 to $19.90.
•	Platform mix has shifted away from console product toward lower priced PC and plug-and-play product. Fiscal 2006’s year to date mix consisted of 58.0% console product, 32.7% PC product, and 9.3% Atari Flashback product, compared with the fiscal 2005 mix of 65.5% console product, 28.7% PC product, and 5.8% Atari Flashback product.

•	Total distribution net revenues decreased $1.0 million due to increased competition; however, the fiscal 2006 period includes net revenues of Humongous, Inc. as a distributed party since August 2005.

•	In the fourth quarter of fiscal 2006, we recorded additional price protection allowances of $4.2 million in connection with our aggressive pricing program, which reduced console and certain PC titles sold prior to March 31, 2006 to a retail price of $19.95.
Cost of Goods Sold
          Cost of goods sold for the year ended March 31, 2006 decreased by $66.6 million primarily from decreased sales volume. Cost of goods sold as a percentage of net revenues increased from 58.2% to 64.6%, reflecting:
•	a higher mix of higher cost third-party distributed product sales as a percentage of net revenues (25.7% in the 2006 year compared with 15.8% in the prior year),

•	lower licensing and other income, on which we incur lower costs, and

•	higher license expense in the current period due to higher mix of licensed product sales, primarily Dragon Ball Z sales.
Research and Product Development Expenses
          Research and product development expenses for the year ended March 31, 2006 decreased approximately $6.4 million due to:
•	a decrease in expense incurred with external developers of $6.8 million due to fewer titles in development,

•	a decrease in salary and other related expenses of $3.1 million due to office closures in Santa Monica and Beverly, offset by

•	increased spending of $4.7 million for certain projects in development at our internal studios.
          Internal research and product development expenses represented 46.2% and 43.6% of the total research and product development expenses for the years ended March 31, 2005 and 2006, respectively. Research and product development expenses, as a percentage of net revenues, increased from 17.0% in the 2005 year to 25.1% in fiscal 2006 due to a general shortfall in sales.
Selling and Distribution Expenses
          Selling and distribution expenses for the year ended March 31, 2006 decreased approximately $15.2 million due to:
•	significant savings in the current period on advertising ($25.2 million in fiscal 2006 as compared to $31.6 million in the prior period) due to fewer new titles released,

•	lower variable distribution costs, including freight, shipping and handling, on lower sales, and

•	savings in salaries and related overhead costs from the closure of the Santa Monica and Beverly studios, as well as personnel reduction at our New York headquarters.
General and Administrative Expenses
          General and administrative expenses for the year ended March 31, 2006 decreased approximately $5.4 million due to:
•	reduction in salary and related costs due to reduced headcount,

•	reduction in rent and other overhead costs due to the closure of Beverly and Santa Monica studios (included in restructuring expense), offset by

•	increased professional fees primarily due to increased use of outside legal and other consulting services, and

•	the prior year’s inclusion of a $0.9 million translation gain from the liquidation of the dormant Australian subsidiary.
Restructuring Expenses
          In February 2005, management announced the planned closure of the Beverly, Massachusetts, and Santa Monica, California, publishing studios and the relocation of the functions previously provided by the studios to our corporate headquarters in New York. In fiscal 2006, restructuring activities continued with headcount reduction in our corporate headquarters in New York, as well as other locations, and terminations at our Humongous studio which was sold in August 2005. These costs increased by $3.9 million due to:
•	fiscal 2006 recognition of the present value of all future lease payments for offices closed as part of the restructuring plan, as well as other lease related expenses, of $1.6 million,

•	severance costs of $2.0 million related to headcount reductions in our New York office in February 2006,

•	relocation expenses of $0.4 million recorded in fiscal 2006, and

•	fixed asset write offs of $0.4 million recorded in fiscal 2006.
Gain on Sale of Intellectual Property
          In the fourth quarter of fiscal 2006, we sold certain of our intellectual properties to a third party for approximately $6.2 million. The amount is primarily driven by the sale of our Timeshift property.
Atari Trademark License Expense
          Atari trademark license expense decreased by $0.3 million due to a change made in the fourth quarter of fiscal 2006 in the expected future earnings upon which this expense is based.
Depreciation and Amortization
          Depreciation and amortization for year ended March 31, 2006 decreased by $1.8 million due to asset write offs associated with the restructuring as well as assets becoming fully depreciated during the year, offset by new assets placed into service during the period.
Interest Expense, net
          Interest expense, net, increased by $0.1 million as a result of:
•	prior year recognition of interest income of $0.9 million earned on the various related party notes receivable outstanding during the period, offset by

•	lower credit facility interest of $0.7 million in the period due to lower outstanding borrowings, and

•	interest income of $0.1 million earned on a prior period income tax refund.
Other Income (Expense)
          In fiscal 2006, we recorded a loss of $0.2 million on the sale of IESA common shares received in connection with the sale of the Humongous studio. No significant items were recorded in the prior year.
Benefit from Income Taxes
          With regards to the year ended March 31, 2005, we recorded a benefit from income taxes of $9.5 million. This includes a non-cash tax benefit of $9.7 million which offsets a non-cash tax provision of the same amount included in loss from discontinued operations, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140. Paragraph 140 states that all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. The recording of a benefit is appropriate in this instance, under the guidance of Paragraph 140, because such domestic loss offsets the domestic gain generated in discontinued operations. This is offset by approximately $0.2 million for foreign tax liabilities at our dormant UK subsidiary. In fiscal 2006, the total benefit from income taxes $0.4 million resulted from a reversal of a prior period tax reserve resulting from the successful conclusion ($0.3 million benefit) of an IRS examination of the tax year ended June 30, 2003 which was completed in fiscal 2006, as well as the reversal of the $0.2 million UK tax reserve (benefit) recorded in the prior year, pursuant to discussions with UK tax inspectors, offset by an additional state tax provision of $0.1 million recorded arising from a current New York State tax audit.
Income (Loss) from Discontinued Operations of Reflections Interactive Ltd, net of tax
     Income (loss) from discontinued operations of Reflections Interactive Ltd decreased from income of $20.5 million in fiscal 2005 to a loss of $5.6 million in fiscal 2006. The fiscal 2006 loss was driven by the operating costs of the Reflections studio, which was sold in August 2006. The fiscal 2005 income is driven by sales from the successful launch of Driver 3 in June 2004, offset by the operations of the Reflections studio and a tax provision of $9.7 million associated with discontinued operations (which is offset by a tax benefit of an equal amount in continuing operations; see Benefit from Income Taxes above).
Liquidity and Capital Resources
Overview
     A need for increased investment in development and increased need to spend advertising dollars to support product launches, caused in part by “hit-driven” consumer taste, have created a significant increase in the amount of financing required to sustain operations, while negatively impacting margins. Further, as our business continues to be more seasonal, which creates a need for significant financing to fund the seasonal development and manufacturing activities, in addition to the financing we need throughout the year to fund our working capital requirements. Our only credit line is an asset based secured credit line that is limited to $15.0 million (subject to a borrowing base calculation), and which the lenders will have the right to cancel if we fail to meet financial covenants (the lenders waived defaults resulting from our failure to meet covenants at March 31, 2007). Further, the credit facility may be terminated if we do not comply with financial and other covenants prior to our need for borrowing (i.e. Nasdaq Delisting). Even if the credit line remains in effect, it will not provide all the funds we will need to pay for inventory that will be needed for the calendar 2007 holiday season. Historically, IESA has sometimes provided funds we needed for our operations, but it is not certain that it will be able, or will be willing to provide the funding we will need for fiscal 2008 or subsequent to that.
     Because of our funding difficulties, we have sharply reduced our expenditures for research and product development regarding new games. During the year ended March 31, 2007, our expenditures on research and product development decreased by 42.0%, to $30.1 million, compared with $51.9 million in fiscal 2006. This will reduce the flow of new games that will be available to us in fiscal 2008 and 2009, and possibly after that. Our lack of financial resources to fund a full product development program may reinforce our focus on casual gaming, which requires substantially less research and product investment.
     During fiscal 2007, we raised approximately $35.0 million through the sale of a certain intellectual property and the divestiture of our internal development studios. In May 2007, we announced a plan to reduce our total workforce by approximately 20% as a cost cutting initiative. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include additional personnel reductions and suspension of additional development projects. However, these steps may not fully resolve the problems with our financial position. Also, lack of funds will make it difficult for us to undertake a strategic plan to general new sources of revenues and otherwise enable us to attain long-term strategic objectives. We continue to seek additional funding.
Cash Flows

	March 31,	March 31,
(in thousands)	2006	2007
Cash	$14,948	$7,603
Working capital (deficit)	$(2,996)	$1,213

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2006	2007
Cash (used in) operating activities	$(16,005)	$(36,939)
Cash provided by investing activities	13,774	29,757
Cash provided by (used in) financing activities	7,211	(216)
Effect of exchange rates on cash	(20)	53

Net increase (decrease) in cash	$4,960	$(7,345)

     During the year ended March 31, 2007, cash of $36.9 million was used in operating activities, driven by our loss from continuing operations of $66.6 million, compounded by payments made on trade and royalty payables and offset by a non-cash impairment charge on our goodwill of $54.1 million. In fiscal 2006, cash used in operating activities was driven by a net loss of $69.0 million, but was offset by a decrease of $30.1 million in accounts receivable from cash collections on balances on hand at March 2005.
     During fiscal 2007, investing activities provided cash of $29.8 million due to several sale transactions completed during the period:
•	proceeds of $23.4 million received in connection with the sale of our Reflections studio,

•	proceeds of $9.0 million from the sale of the Stuntman intellectual property, and

•	proceeds of $1.6 million from the sale of our Shiny studio in the current period.
     The cash proceeds are partially offset by a restricted security deposit of $1.8 million to collateralize a letter of credit related to our new office lease, purchases of intangible assets of $1.7 million, and purchases of property and equipment of $0.8 million. Investing activities for the year ended March 31, 2006 provided approximately $13.8 million, driven by $10.1 million received from the sale of IESA shares obtained in connection with the sale of the Humongous studio in August 2005, as well as $6.2 million received from the sale of two of our intellectual properties.
     During fiscal 2007, net cash used in financing activities was $0.2 million due to payments under our capitalized lease obligations. During fiscal 2007, we borrowed approximately $15.0 million from our credit facility to fund our calendar 2006 holiday season. All borrowings were repaid prior to March 31, 2007. During fiscal 2006, our financing activities provided net cash of $7.2 million, driven by proceeds from an issuance of our common stock. Through out fiscal 2006, we borrowed approximately $157.6 million from our credit facility of which all borrowings have been repaid prior to March 31, 2006.
     We have a three-year revolving credit facility with Guggenheim to fund our working capital needs. For the quarter ended March 31, 2007, we were not in compliance with certain financial covenants required by the credit facility. In May 2007, we received a waiver of the covenants effective March 31, 2007. We are currently seeking additional sources of funding.
     Our outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of our business and the timing of new product releases. There were no significant changes in the credit terms with customers during the twelve month period ended March 31, 2007.
     Due to our reduced product releases, our business has become increasingly seasonal. This increased seasonality has put significant pressure on our liquidity prior to our holiday season as financing requirements to build inventory are high. During fiscal 2007, our third quarter (which includes the holiday season) represented approximately 38.7% of our net revenues for the entire year.
     We do not currently have any material commitments with respect to capital expenditures. However, we do have commitments to pay royalty and license advances, milestone payments, and operating and capital lease obligations.
     We are also party to several litigations arising in the ordinary course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.

Selected Balance Sheet Accounts
     Accounts Receivable, net
     Accounts receivable, net, decreased by $5.6 million from $12.1 million at March 31, 2006 to $6.5 million at March 31, 2007, driven by fewer new releases.
     Inventories, net
     Inventories, net, decreased by $12.0 million from $20.8 million at March 31, 2006 to $8.8 million at March 31, 2007, driven by an overall decrease in the distribution business as well as fewer planned new releases.
     Goodwill
     Goodwill decreased by $66.4 million due to an allocation of $12.3 million to the sale of Reflections, completed in the second quarter of fiscal 2007, and a non-cash impairment charge of $54.1 million recorded in the fourth quarter of fiscal 2007.
     Due from Related Parties/Due to Related Parties
     Due from related parties decreased by $2.9 million and due to related parties decreased by $4.6 million from March 31, 2006 to March 31, 2007. The decreases are driven by decreased royalty and development activity between related parties compounded by payments made during the fiscal year.
     Accounts Payable, Accrued Liabilities, and Royalties Payable
     Accounts payable, accrued liabilities, and royalties payable decreased by $12.9 million, $5.7 million, and $9.2 million, respectively, from March 31, 2006 to March 31, 2007. The decreases were driven by a lower volume of transactions in the current period, and fewer planned unit sales, which resulted in lower total manufacturing costs.
     Long-term Liabilities
     Long-term liabilities increased by $2.7 million from $0.7 million at March 31, 2006 to $3.4 million at March 31, 2007 due to the provisions of our new New York headquarters lease, which resulted in deferred rent of $1.9 million. Additionally, our lease provided for a landlord allowance for renovations of $4.5 million, of which $1.2 million has been completed as of March 31, 2007 and was recorded as a deferred credit that will be amortized against rent expense over the life of the lease.
Credit Facilities
Guggenheim Credit Facility
     On November 3, 2006, we established a secured credit facility with several lenders for which Guggenheim is the administrative agent. The Guggenheim credit facility will terminate and be payable in full on November 3, 2009. The credit facility consists of a secured, committed, revolving line of credit in an amount up to $15.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit. Availability under the credit facility is determined by a formula based on a percentage of our eligible receivables. The proceeds may be used for general corporate purposes and working capital needs in the ordinary course of business and to finance acquisitions subject to limitations in the Credit Agreement. The credit facility bears interest at our choice of (i) LIBOR plus 5% per year, or (ii) the greater of (a) the prime rate in effect, or (b) the Federal Funds Effective Rate in effect plus 2.25% per year. Additionally, we are required to pay a commitment fee on the undrawn portions of the credit facility at the rate of 0.75% per year and we paid to Guggenheim a closing fee of $0.2 million. We may terminate or reduce the committed amount of the facility at any time, subject to payment satisfying certain requirements and payment of a prepayment fee. Obligations under the credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment, but excluding the stock of our subsidiaries and certain assets located outside of the U.S.
     The credit facility includes provisions for a possible term loan facility and an increased revolving credit facility line in the future. If such term loan is made, the early termination prepayment fee is no longer applicable. The credit facility also contains financial covenants that require us to maintain enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of March 31, 2007, we were not in compliance with all financial covenants; however, we have received a waiver as of that date. There were no borrowings outstanding under the facility as of March 31, 2007.
HSBC Loan and Security Agreement
     Until May 31, 2006, we had a one year $50.0 million revolving credit facility (“Revolving Credit Facility”) with HSBC to fund our working capital and general corporate needs. On January 18, 2006, HSBC notified us that as a result of our failure to meet certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. The revolving credit facility expired on May 31, 2006 and was replaced by the Guggenheim revolving credit facility in November 2006 (see above).
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
Contractual Obligations
     As of March 31, 2007, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital leases were as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Fiscal Year	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

2008	$1,849	$3,764	$3,557	$75	$9,245
2009	—	—	3,024	12	3,036
2010	—	—	2,997	—	2,997
2011	—	—	2,937	—	2,937
2012	—	—	2,822	—	2,822
Thereafter	—	—	24,465	—	24,465

Total	$1,849	$3,764	$39,802	$87	$45,502

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately. Included in the total contractual obligations of $3.8 million are payments of $0.3 million to be made to a related party development studio.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2008 through fiscal 2022. There are future minimum annual rental payments required under the leases, including a related party sub-lease with Atari Interactive, net of $1.6 million of sublease income to be received in fiscal 2008 and fiscal 2009. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, of which $1.2 million has been recorded as a deferred credit as of March 31, 2007; the remainder of the deferred credit will be recorded as the improvements are completed, and will be amortized against rent expense over the life of the lease. A nominal amount of amortization was recorded during the year ended March 31, 2007. We provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in security deposits on our consolidated balance sheet. In August 2007, we amended this lease to reduce the space we occupy by one-half, effective December 31, 2007.

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2006, the net book value of the assets, included within property and equipment on the balance sheet, was $0.5 million, net of accumulated depreciation of $0.3 million. As of March 31, 2007, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.
Effect of Relationship with IESA on Liquidity
     Historically, we have relied on IESA to provide limited financial support to us; however, IESA has its own financial needs and, as it assesses its business operations/plan, its ability and willingness to fund its subsidiaries’ operations, including ours, is uncertain. See Item 1 for a discussion of our relationship with IESA, as well as our risk factors on page 13.
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
     In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments.” FSP No. FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). The adoption of this FSP did not have a material impact on our results of operations or financial condition.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” FASB Statement No. 154 provides guidance on the accounting for and reporting of, accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements as the required method for reporting a change in accounting principle and the reporting of a correction of an error. We have implemented this Statement in fiscal 2007. See Note 25 in our audited consolidated financial statements for the fiscal year end March 31, 2007 for the adoption of FASB Statement No. 154 and Note 23 for the implementation of the SEC Staff accounting Bulletin No. 108.
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are required to adopt the provisions of FIN 48 in the first quarter of fiscal 2008. We have not yet evaluated the impact of this implementation on our consolidated financial statements.
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Furthermore, in February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value, and report unrealized gains and losses in earnings at each subsequent reporting date. Its objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, but early application is encouraged. The requirements of Statement No. 157 are adopted concurrently with or prior to the adoption of Statement No. 159. We have not yet evaluated the impact of this implementation on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial application is material, companies will record the effect as a cumulative effect adjustment to the beginning balance of retained earnings. The provisions of SAB No. 108 are effective for us for the fiscal year ended March 31, 2007. The implementation of SAB No. 108 has impacted our consolidated financial statements. See Note 23 in our audited consolidated financial statements for the fiscal year end March 31, 2007 for the adoption of SEC Staff accounting Bulletin No. 108.
     During the year ended March 31, 2007, the SEC finalized Rule Release 33-8732A regarding disclosure requirements for executive and director compensation. The final rule increases the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and up to three of the other most highly paid officers, and requires tabular presentation of all director compensation. The new requirements are effective in Forms 8-K for triggering events that occur on or after November 7, 2006, and in Forms 10-K for fiscal years ending on or after December 15, 2006. This information is incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in fiscal 2008, which we expect to be filed with the SEC within 120 days after the end of fiscal 2007.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our carrying values of cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $5.2 million of our revenue for the year ended March 31, 2007. We also purchase certain of our inventories from foreign developers and pay royalties primarily denominated in euros to IESA with regards to the sales of IESA products in North America. We do not hedge against foreign exchange rate fluctuations. Therefore, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of March 31, 2007, we did not have any net revenues earned by our foreign subsidiaries. These subsidiaries represented 1.8% of total assets; of these foreign assets, $0.6 million was associated with the Reflections development studio located outside the United States, which was sold during the current period. We also recorded approximately $4.6 million in operating expenses attributed to the foreign operations of Reflections, which is included in income (loss) from discontinued operations on our consolidated statements of operations. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our Consolidated Financial Statements, and notes thereto, and our Financial Statement Schedule, are presented on pages F-1 through F-45 hereof as set forth below:

PAGE
ATARI, INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of March 31, 2006 and March 31, 2007	F-2
Consolidated Statements of Operations for the Years Ended March 31, 2005, 2006, and 2007	F-3
Consolidated Statements of Cash Flows for the Years Ended March 31, 2005, 2006, and 2007	F-4

PAGE
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended March 31, 2005, 2006, and 2007	F-6
Notes to the Consolidated Financial Statements	F-7 to F-40
FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts for the Years Ended March 31, 2005, 2006, and 2007	F-41
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As described below under Management’s Report on Internal Control over Financial Reporting, we identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2007. As a result, management has concluded that disclosure controls and procedures were ineffective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).
A material weakness is a control deficiency, or a combination of control deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2007:
•	There was a material weakness in the design and operation of the Company’s internal controls over financial reporting related to income taxes which resulted in a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. Management did not maintain a sufficient number of technically qualified personnel during the year to facilitate the identification of all issues associated with the Company’s income tax closing process or to appropriately prepare and review income tax related analysis. This material weakness resulted in material adjustments to income tax accounts within the current and prior period consolidated financial statements.

•	There were material design and operational deficiencies related to the preparation and review of financial information during the Company’s year end closing process. These items resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements would not be prevented or detected. The Company experienced significant turnover of senior financial management and did not maintain a sufficient number of qualified personnel to support the Company’s financial reporting and close process. This has resulted in a significant workload for the existing personnel who manage the financial reporting and closing process and reduced the likelihood that such individuals could detect a material adjustment to the Company’s books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions. This material weakness resulted in material adjustments to the inventory, operating expenses, additional paid-in capital accounts within the financial statements and financing activities within the fiscal 2005 and 2006 consolidated statements of cash flows.

•	There were material design and operational deficiencies in the Company’s controls over related party transactions, which, when aggregated, resulted in a more than remote likelihood that a material misstatement or lack of disclosure in the annual or interim financial statements would not be prevented or detected. The Company can be impacted by certain financial transactions and operating decisions of IESA. Management determined that an inadequate level of communication between the Company and IESA has resulted in an increased likelihood that the accounting department would not detect a significant transaction affecting the Company which would lead to a material adjustment to the Company’s books and records or a material change to the disclosure in the footnotes to the financial statements. This material weakness resulted in adjustments to operating expense and additional paid-in capital accounts and related party disclosures in the current period consolidated financial statements
Management has concluded that, as a result of these material weaknesses, the Company did not maintain effective internal control over financial reporting as of March 31, 2007, based on the criteria in Internal Control-Integrated Framework issued by COSO.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included on pages 47 through 48 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, management determined that, as of March 31, 2006, there were material weaknesses in the Company’s internal control over financial reporting relating to (i) the financial close and reporting process (ii) control design deficiencies related to the reliance on computer generated information for accounts receivable and revenue (iii) control design deficiencies related to the reliance on computer generated information for cost of sales and payment approval and disbursements to suppliers (iv) payroll records and reconciliations at an internal development studio and (v) income tax accounts and related disclosures. As reported in the Annual Report for fiscal 2006, the Company initiated a number of changes in its internal controls to remediate these material weaknesses. As of March 31, 2007, the following measures to remediate the control deficiencies have been implemented:
•	We sold all our internal development studios; as a result, all payroll processes are now centralized in the US in our corporate headquarters.

•	We reorganized the review and approval process within our Information Technology group, including integrating our external service providers into the formal review process.

•	We enhanced our general computer controls and internal procedures related to Information Technology operations, security and change control, so that we can rely on computer generated information.
Based on the implementation of the additional internal controls discussed above and the subsequent testing of those internal controls for a sufficient period of time, management has concluded that items (ii), (iii) and (iv) of the five material weaknesses identified at March 31, 2006 and discussed above have been remediated.
There have been no other changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Atari, Inc.
New York, New York
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Atari, Inc. and subsidiaries (the “Company”), did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of the material weaknesses identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
•	There was a material weakness in the design and operation of the Company’s internal controls over financial reporting related to income taxes which resulted in a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. The tax department did not maintain a sufficient number of technically qualified personnel during the year to facilitate the identification of all issues associated with the Company’s income tax closing process or to appropriately prepare and review income tax related analysis. This material weakness resulted in material adjustments to income tax accounts within the current and prior period consolidated financial statements.

•	There were material design and operational deficiencies related to the preparation and review of financial information during the Company’s year end closing process. These items resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements would not be prevented or detected. The Company experienced significant turnover of senior financial management and did not maintain a sufficient number of qualified personnel to support the Company’s financial reporting and close process. This has resulted in a significant workload for the existing personnel who manage the financial reporting and closing process and reduced the likelihood that such individuals could detect a material adjustment to the Company’s books and records or anticipate, identify, and resolve accounting issues in the normal course of performing their assigned functions. This material weakness resulted in material adjustments to the inventory, operating expenses, additional paid-in capital accounts within the financial statements and financing activities within the fiscal 2005 and 2006 consolidated statements of cash flows.

•	There were material design and operational deficiencies in the Company’s controls over related party transactions, which, when aggregated, resulted in a more than remote likelihood that a material misstatement or lack of disclosure in the annual or interim financial statements would not be prevented or detected. The Company can be impacted by certain financial transactions and operating decisions of Infogrames Entertainment S.A. (the “Parent Company”). There is an inadequate level of communication between the Company and the Parent Company which has resulted in an increased likelihood that the accounting department would not detect a significant transaction affecting the Company which would lead to a material adjustment to the Company’s books and records or a material change to the disclosures in the footnotes to the financial statements. This material weakness resulted in adjustments to operating expense and additional paid-in capital accounts and related party disclosures in the current period consolidated financial statements.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007, of the Company and our report dated September 18, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” and the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, an explanatory paragraph regarding the restatements of the fiscal 2005 and 2006 consolidated statements of cash flows, and an explanatory paragraph relating to uncertainties which raise substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 1 to the consolidated financial statements.
DELOITTE & TOUCHE LLP
New York, NY
September 18, 2007
ITEM 9B. OTHER MATTERS
Bruno Bonnell’s Resignation
     On April 4, 2007, IESA entered into an agreement with Bruno Bonnell, its founder, CEO, and the Chairman of its Board, under which Mr. Bonnell agreed to resign from his duties as a Director and CEO of IESA and from all the offices he holds with subsidiaries of IESA, including Atari and its subsidiaries. Mr. Bonnell was also the Chairman of our Board, our Chief Creative Officer and our Acting Chief Financial Officer, and previously had been our Chief Executive Officer. IESA agreed to pay Mr. Bonnell a total of approximately 3.0 million Euros ($4.0 million), including applicable foreign taxes. Neither our Board of Directors nor any member of our management was consulted about the agreement between IESA and Mr. Bonnell or at any time requested any of the things to which Mr. Bonnell agreed, and our management was not provided with a copy of the agreement until more than two months after it was signed. Mr. Bonnell resigned as a director and officer of Atari, Inc. and of our subsidiaries effective April 4, 2007.
     Despite the fact that we did not participate in the preparation of, or know the terms of, the agreement between Mr. Bonnell and IESA, and that IESA, not we, made all the payments under that agreement, management has determined that we have benefited from this separation, and that approximately $0.8 million of the payments IESA made should be allocated to the benefit we received. Our consolidated statement of operations for the year ended March 31, 2007 reflects a charge in this amount. As we are not obligated to make any payments, this amount has been recorded as a capital contribution as of March 31, 2007.
     This series of events has caused us to conclude that we have a material weakness in internal controls over related party transactions as disclosed in Item 9A. Specifically, IESA failed to provide us on a timely basis, after numerous attempts by management, the termination agreement between Bruno Bonnell and IESA. Further, this failure to deliver the contract on a timely basis is the primary reason for the significant filing delay of our Annual Report on Form 10-K for the year-end March 31, 2007 and the receipt of a delisting notice from NASDAQ.
Shareholders’ Meeting
     Our Annual Shareholders’ Meeting, to be held on November 6, 2007, has been delayed more than 30 days from the one-year anniversary of our last Annual Shareholders’ Meeting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2007, entitled “Election of Directors” and “Executive Officers.” Our Definitive Proxy Statement has been filed with the Securities and Exchange Commission.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2007, entitled “Executive Compensation.” Our Definitive Proxy Statement has been filed with the Securities and Exchange Commission.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2007, entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Our Definitive Proxy Statement has been filed with the Securities and Exchange Commission.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2007, entitled “Certain Relationships and Related Transactions, and Director Independence.” Our Definitive Proxy Statement has been filed with the Securities and Exchange Commission.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2007, entitled “Principal Accountant Fees and Services.” Our Definitive Proxy Statement has been filed with the Securities and Exchange Commission.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
(i)	Financial Statements. See Index to Financial Statements at Item 8 of this Report.

(ii)	Financial Statement Schedule. See Index to Financial Statements at Item 8 of this Report.

(iii)	Exhibits
3.1	Restated Certificate of Incorporation.

3.2	Certificate of Amendment of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on January 3, 2007 is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on January 9, 2007.

3.3	Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.4	Amendment No. 1 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.5	Amendment No. 2 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 28, 2005.

4.1	Specimen form of stock certificate of Common Stock is incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-14441) initially filed with the SEC on October 20, 1995, and all amendments thereto.

4.2	Registration Rights Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and us is incorporated herein by reference to an exhibit filed as a part of our Registration Statement on Form S-1 filed October 20, 1995.

4.3	Second Amended and Restated Registration Rights Agreement, dated as of October 2, 2000, between California U.S. Holdings, Inc. and us is incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.1	Distribution Agreement between Infogrames Entertainment SA, Infogrames Multimedia SA and us, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.

10.2	Addendum to Distribution Agreement between Infogrames Entertainment SA and us, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 10.26a to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.3	Amendment to Distribution Agreement between Infogrames Entertainment SA and us dated as of July 1, 2000, is incorporated by reference to Exhibit 10.24a to our Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.

10.4	Distribution Agreement between Infogrames Entertainment SA and us, dated October 2, 2000, as supplemented on November 12, 2002 is incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

10.5	Agreement for Purchase and Sale of Assets, dated August 22, 2005, between us and Humongous, Inc. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.6	Stock Transfer Agreement, dated August 22, 2005, among us, Infogrames Entertainment S.A. and Atari Interactive, Inc. (English Translation) is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.7	Liquidity Agreement, dated August 22, 2005, between us and Infogrames Entertainment S.A. by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.8	Distribution Agreement, dated August 22, 2005, between us and Humongous, Inc. by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.9	Management and Services Agreement, dated as of March 31, 2006, between Infogrames Entertainment S.A. and us, is incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended March 31, 2006.

10.10	Services Agreement, dated as of March 31, 2006, between us and Infogrames Entertainment S.A. and its subsidiaries, is incorporated herein by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended March 31, 2006.

10.11	Production Services Agreement, dated as of March 31, 2006, between us and Infogrames Entertainment S.A. and its subsidiaries, is incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended March 31, 2006.

10.12	Warehouse Services Contract, dated March 2, 1999, by and between us and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

10.13	Loan and Security Agreement, dated as of May 13, 2005, among us, as Borrower, and HSBC Business Credit (USA) Inc., as Lender is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.14	First Amendment to Loan and Security Agreement, dated as of June 30, 2005, between us and HSBC Business Credit (USA) Inc. is incorporated herein by reference Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.15*	The 1995 Stock Incentive Plan (as amended on October 31, 1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1, filed December 6, 1996.

10.16*	The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.17*	The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.18*	The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to our proxy statement dated June 29, 2000.

10.19*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit A to our Information Statement dated November 27, 2000.

10.20*	Third Amendment to the Atari, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

10.21*	Atari, Inc. 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.22*	Form of 2005 Stock Incentive Plan Option Award Agreement is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.23*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.24*	The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.25*	Description of Registrant’s Annual Incentive Plan for fiscal 2007.**

10.26*	Employment Agreement with Bruno Bonnell, dated as of July 1, 2004 and effective as of April 1, 2004, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

10.27*	Amendment No. 1 to Employment Agreement, dated as of November 23, 2005, between us and Bruno Bonnell is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.28*‡	Termination and General Release Agreement, dated October 15, 2004, by and between us and Denis Guyennot is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.29*	Employment Agreement, dated September 1, 2006, by and between us and David R. Pierce is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.31*	Amendment to Employment Agreement, dated May 1, 2007, between David Pierce and Atari, Inc., is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2007.

10.32*	Consulting Agreement between us and Ann Kronen, dated as of November 8, 2006, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

10.33	Compromise Agreement, dated August 12, 2005, by and among us, Reflections Interactive Limited and Martin Lee Edmondson is incorporated herein by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129099).

10.34‡	Licensed Publisher Agreement between us and Sony Computer Entertainment America, Inc., dated January 19, 2003, is incorporated herein by reference to Exhibit 10.62 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.35‡	PlayStation® 2 Licensed Publisher Agreement between us and Sony Computer Entertainment America, Inc., dated April 1, 2000, as amended is incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended March 31, 2005.

10.36‡	Xbox® Publisher License Agreement between us and Microsoft Corporation, dated April 18, 2000, is incorporated herein by reference to Exhibit 10.63 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.37	Sublicense Agreement between us and Funimation Productions, Ltd., dated October 27, 1999, is incorporated herein by reference to Exhibit 10.64 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***

10.38	Amendment One to the Sublicense Agreement between us and Funimation Productions, Ltd., dated April 20, 2002, is incorporated herein by reference to Exhibit 10.65 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.39	Amendment Two to the Sublicense Agreement between us and Funimation Productions, Ltd., dated June 15, 2002, is incorporated herein by reference to Exhibit 10.66 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.40	Amendment Three to the Sublicense Agreement between us and Funimation Productions, Ltd., dated October 15, 2002, is incorporated herein by reference to Exhibit 10.67 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.41	Amendment Four to the Sublicense Agreement between us and Funimation Productions, Ltd., dated November 13, 2002, is incorporated herein by reference to Exhibit 10.68 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.42	Amendment Five to the Sublicense Agreement between us and Funimation Productions, Ltd., dated February 21, 2003, is incorporated herein by reference to Exhibit 10.69 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.43	Amendment Six to the Sublicense Agreement between us and Funimation Productions, Ltd., dated August 11, 2003, is incorporated herein by reference to Exhibit 10.83 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.44	Agreement Regarding Satisfaction of Debt and License Amendment among us, Infogrames Entertainment S.A. and California U.S. Holdings, Inc., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.70 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.45	Amended Trademark License Agreement between us and Infogrames Entertainment S.A., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.71 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.46	Amendment No. 1 Trademark License Agreement between us, Atari Interactive, Inc. and Infogrames Entertainment S.A. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.47	Obligation Assignment and Securing Agreement, dated as of November 3, 2004, by and among us, Infogrames Entertainment SA, Atari Interactive, Inc., Atari Europe SAS, and Paradigm Entertainment, Inc. is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.48	Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable us is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

10.49‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $5,122,625 payable to us, is incorporated herein by reference to Exhibit 10.86 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.50‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $2,620,280 payable to us, is incorporated herein by reference to Exhibit 10.87 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.51‡	Promissory Note of Paradigm Entertainment, Inc., in the aggregate amount of $828,870 payable to us, is incorporated herein by reference to Exhibit 10.88 to our Annual Report on Form 10-K for the year ended March 31, 2004.

10.52	Agreement Regarding Issuance of Shares, dated September 15, 2005, between us and Infogrames Entertainment S.A. is incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.53	GT Interactive UK Settlement of Indebtedness Agreement, dated as of September 15, 2005, between us and Atari UK, Infogrames Entertainment S.A. and all of its subsidiaries is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.54	Securities Purchase Agreement, dated September 15, 2005, between us and CCM Master Qualified Fund, Ltd. is incorporated herein by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129098) filed on November 18, 2005.

10.55	Securities Purchase Agreement, dated September 15, 2005, between us and Sark Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129098) filed on November 18, 2005.

10.56	Asset Purchase Agreement, dated July 13, 2006, between us and Reflections Interactive Ltd as the sellers and Ubisoft Holdings, Inc. and Ubisoft Entertainment Ltd as the purchasers, as amended by Amendment No. 1 dated August 3, 2006 is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.57	Credit Agreement, dated November 3, 2006, among Atari, Inc, the Lenders Party Hereto, and Guggenheim Corporate Funding, LLC, as Administrative Agent is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

10.58	Agreement of Lease, dated June 21, 2006, between us and Fifth and 38th LLC.**

21.1	List of Subsidiaries.**

23.1	Consent of Deloitte & Touche LLP.**

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Acting Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡‡

32.2	Certification by the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡‡

99.1‡	Licensed PSP Publisher Agreement by and between us and Sony Computer Entertainment America, Inc., dated March 23, 2005, for PlayStation® Portable is incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the year ended March 31, 2005.

99.2‡	Amendment to the Xbox® Publisher Licensing Agreement, dated March 1, 2005 is incorporated by reference to Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended March 31, 2005.

99.3‡	Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and us effective March 29, 2002 is incorporated by reference to Exhibit 99.3 to our Annual Report on Form 10-K for the year ended March 31, 2005.

99.4	First Amendment to Confidential License Agreement for Nintendo GameCube™, by and between Nintendo of America, Inc. and us effective March 29, 2002 is incorporated herein by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

99.5‡	Xbox® 360 Publisher License Agreement between us and Microsoft Licensing GP, effective February 17, 2006, is incorporated herein by reference to Exhibit 99.5 to our Annual Report on Form 10-K for the year ended March 31, 2006.

99.6‡	Confidential License Agreement for Nintendo DS (Western Hemisphere), by and between Nintendo of America, Inc. and us effective October 14, 2005, is incorporated herein by reference to Exhibit 99.6 to our Annual Report on Form 10-K for the year ended March 31, 2006.

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
Name: David R. Pierce
Title: President and Chief Executive Officer
Date: September 18, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ David R. Pierce	President and Chief Executive Officer (principal	September 18, 2007
David R. Pierce	executive officer)

/s/ Arturo Rodriguez	Acting Chief Financial Officer, Vice President and	September 18, 2007
Arturo Rodriguez	Controller (principal financial and accounting officer)

/s/ James Ackerly	Director	September 18, 2007
James Ackerly

/s/ Ronald C. Bernard	Director	September 18, 2007
Ronald C. Bernard

/s/ Evence-Charles Coppee	Director	September 18, 2007
Evence-Charles Coppee

/s/ Michael G. Corrigan	Director	September 18, 2007
Michael G. Corrigan

/s/ Denis Guyennot	Director	September 18, 2007
Denis Guyennot

/s/ Ann E. Kronen	Director	September 18, 2007
Ann E. Kronen

/s/ Jean-Michel Perbet	Director	September 13, 2007
Jean-Michel Perbet

/s/ Thomas Schmider	Director	September 18, 2007
Thomas Schmider

ATARI, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Atari, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Atari, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the three years in the period ended March 31, 2007. Our audits also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2007 and 2006, and the results of its operations and its cash flows for the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant operating losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No.123(R), “Share Based Payment”, as revised, effective April 1, 2006. As discussed in Note 23 to the consolidated financial statements, effective March 31, 2007, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

As discussed in Note 24 to the consolidated financial statements, the Company has restated its fiscal 2005 and 2006 consolidated statement of cash flows.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 18, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
DELOITTE & TOUCHE LLP
New York, New York
September 18, 2007

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	March 31,
	2006	2007
ASSETS
Current assets:
Cash	$14,948	$7,603
Accounts receivable, net of allowances of $30,918 and $14,148 at March 31, 2006 and March 31, 2007, respectively	12,072	6,473
Inventories, net	20,787	8,843
Due from related parties (Note 13)	4,692	1,799
Prepaid expenses and other current assets	11,345	10,229
Assets of discontinued operations (Note 19)	2,949	645

Total current assets	66,793	35,592
Property and equipment, net of accumulated depreciation of $30,139 and $30,945 at March 31, 2006 and March 31, 2007, respectively	6,113	4,217
Goodwill	66,398	—
Security deposits	137	1,940
Other assets	4,229	1,070

Total assets	$143,670	$42,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,935	$11,013
Accrued liabilities	19,105	13,381
Royalties payable	13,468	4,282
Due to related parties (Note 13)	10,263	5,703
Liabilities of discontinued operations (Note 19)	3,018	—

Total current liabilities	69,789	34,379
Due to related parties – long term (Note 13)	—	1,912
Long-term liabilities	669	3,434

Total liabilities	70,458	39,725

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized, 13,476,551 and 13,477,920 shares issued and outstanding at March 31, 2006 and March 31, 2007, respectively (1)	1,348	1,348
Additional paid-in capital	758,165	760,527
Accumulated deficit	(688,730)	(761,299)
Accumulated other comprehensive income	2,429	2,518

Total stockholders’ equity	73,212	3,094

Total liabilities and stockholders’ equity	$143,670	$42,819

(1)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated to reflect the reverse stock split.
The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

		Years
		Ended March 31,
	2005	2006	2007
Net revenues	$343,837	$206,796	$122,285
Costs, expenses, and income:
Cost of goods sold	200,244	133,604	72,629
Research and product development expenses	58,311	51,887	30,077
Selling and distribution expenses	58,220	42,985	25,296
General and administrative expenses	35,792	30,385	21,788
Restructuring expenses	4,932	8,867	709
Impairment of goodwill	—	—	54,129
Gain on sale of intellectual property	—	(6,224)	(9,000)
Gain on sale of development studio assets	—	—	(885)
Atari trademark license expense	3,350	3,067	2,218
Depreciation and amortization	6,958	5,202	2,968

Total costs, expenses, and income	367,807	269,773	199,929

Operating (loss)	(23,970)	(62,977)	(77,644)
Interest (expense) income, net	(459)	(595)	301
Other income (expense)	42	(208)	77

(Loss) before (benefit from) income taxes	(24,387)	(63,780)	(77,266)
(Benefit from) income taxes	(9,532)	(405)	(10,680)

(Loss) from continuing operations	(14,855)	(63,375)	(66,586)
Income (loss) from discontinued operations of Reflections Interactive Ltd, net of tax provision of $9,716, $0, and $7,559, respectively	20,547	(5,611)	(3,125)

Net income (loss)	$5,692	$(68,986)	$(69,711)

Basic and diluted net income (loss) per share (1):
(Loss) from continuing operations	$(1.22)	$(4.93)	$(4.94)
Income (loss) from discontinued operations of Reflections Interactive Ltd, net of tax	1.69	(0.43)	(0.23)

Net income (loss)	$0.47	$(5.36)	$(5.17)

Basic weighted average shares outstanding (1)	12,128	12,863	13,477

Diluted weighted average shares outstanding (1)	12,159	12,863	13,477

(1)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated to reflect the reverse stock split.
See Note 13 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Years
		Ended
	March 31,
	2005	2006
	As restated,	As restated,
	Note 24	Note 24	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,692	$(68,986)	$(69,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations of Reflections Interactive Ltd	(20,547)	5,611	3,125
Non-cash tax benefit included in continuing operations associated with tax provision of discontinued operations of Reflections Interactive Ltd	(9,716)	—	(7,559)
Escrow receivable associated with sale of Reflections Interactive Ltd	—	—	626
Impairment of goodwill	—	—	54,129
Write-off of acquired intangible and other web-related assets	—	—	2,401
Gain on sale of intellectual property	—	(6,224)	(9,000)
Gain on sale of development studio assets	—	—	(885)
Adjustment for non-cash gain on sale of development studio assets	—	—	200
Stock-based compensation expense	—	—	1,587
Atari trademark license expense	3,350	3,067	2,218
Depreciation and amortization	6,958	5,202	2,968
Related party allocation of executive resignation agreement	—	—	771
Modification of stock options	139	—	—
Non-cash restructuring charges	596	838	—
Loss on sale of IESA shares	—	239	—
Recognition of cumulative translation adjustment from foreign subsidiary	(859)	—	—
Accrued interest	23	20	1
Amortization of deferred financing fees	822	514	202
Recognition of deferred income	(107)	(77)	(328)
Write-off of property and equipment	206	24	—
Gain on sale of property and equipment	—	—	(74)
Non-cash income on cash collateralized security deposit	—	—	(11)
Changes in operating assets and liabilities:
Receivables, net	(4,472)	30,094	5,616
Inventories, net	1,962	3,681	11,243
Due from related parties	(12,285)	(4,126)	2,893
Due to related parties	23,375	12,807	(4,561)
Prepaid expenses and other current assets	(5,531)	8,860	2,532
Accounts payable	(9,947)	(4,199)	(13,672)
Accrued liabilities	1,287	(3,212)	(7,316)
Royalties payable	(4,403)	7,462	(9,186)
Long-term deferred tax liability	—	—	(2,123)
Other long-term liabilities	(324)	(319)	1,852
Other assets	(5,215)	1,688	2,949

Net cash (used in) continuing operating activities	(28,996)	(7,036)	(29,113)
Net cash provided by (used in) discontinued operations	32,238	(8,969)	(7,826)

Net cash provided by (used in) operating activities	3,242	(16,005)	(36,939)
(continued)

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(continued)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	—	6,224	9,000
Proceeds from sale of development studio assets	—	—	1,550
Purchase of acquired intangible assets	—	—	(1,737)
Increase in restricted security deposit collateralizing letter of credit	—	—	(1,764)
Proceeds from sale of IESA shares	—	10,051	—
Purchases of property and equipment	(1,861)	(2,305)	(837)
Proceeds from sale of property and equipment	17	28	179

Net cash (used in) provided by continuing investing activities	(1,844)	13,998	6,391
Net cash (used in) provided by discontinued operations	(268)	(224)	23,366

Net cash (used in) provided by investing activities	(2,112)	13,774	29,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under third party credit facility	263,281	157,567	15,000
Payments under third party credit facility	(263,281)	(157,567)	(15,000)
Proceeds from issuance of common stock	—	7,264	—
Proceeds from exercise of stock options	92	131	4
Payments under capitalized lease obligation	(109)	(184)	(220)

Net cash (used in) provided by continuing financing activities	(17)	7,211	(216)
Net cash provided by discontinued operations	—	—	—

Net cash (used in) provided by financing activities	(17)	7,211	(216)
Effect of exchange rates on cash	17	(20)	53

Net increase (decrease) in cash	1,130	4,960	(7,345)
Cash — beginning of fiscal year	8,858	9,988	14,948

Cash — end of fiscal year	$9,988	$14,948	$7,603

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$450	$319	$249
Cash paid for taxes	$—	$—	$—
Income tax refunds	$764	$1,473	$1,047

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consideration accrued for purchase of capitalized licenses	$3,198	$2,012	$1,816
Consideration accrued for purchase of acquired intangible assets	$—	$—	$554
Capitalization of leasehold improvements funded by landlord	$—	$—	$1,217
Receipt of IESA stock for prepayment of Humongous, Inc. inventory and other costs	$—	$1,972	$—
Issuance of 155,766 shares of common stock in lieu of partial royalty payment (1)	$—	$2,109	$—
Sale of Humongous Entertainment in exchange for shares of IESA stock	$—	$8,318	$—
Issuance of 614,505 shares of common stock in lieu of payment of net related party payables (1)	$—	$7,988	$—
Capital lease obligation for computer equipment	$452	$337	$—
Offset of certain related party trade payables against short-term notes receivable from related parties	$1,317	$—	$—
Offset and assignment of short-term notes receivable from related parties into a secured promissory note	$7,254	$—	$—
Issuance of a secured promissory note in exchange for certain short-term notes receivable and certain related party trade receivables	$(23,059)	$—	$—
Offset of certain related party trade payables against a secured promissory note	$23,059	$—	$—

(1)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated to reflect the reverse stock split.
The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2005, 2006, AND 2007
(in thousands)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares (1)	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2004	12,123	$1,212	$735,964	$(625,436)	$3,323	$115,063
Comprehensive income:
Net income	—	—	—	5,692	—	5,692
Foreign currency translation adjustment	—	—	—	—	(56)	(56)
Recognition of cumulative translation adjustment from liquidation of a foreign subsidiary	—	—	—	—	(859)	(859)

Total comprehensive income						4,777

Cashless exercise of warrants	5	1	(1)	—	—	—
Exercise of stock options	2	—	44	—	—	44
Issuance of stock options to related party	—	—	48	—	—	48
Modification of stock options	—	—	735	—	—	735

Balance, March 31, 2005	12,130	1,213	736,790	(619,744)	2,408	120,667
Comprehensive loss:
Net loss	—	—	—	(68,986)	—	(68,986)
Foreign currency translation adjustment	—	—	—	—	21	21

Total comprehensive loss						(68,965)

Exercise of stock options	6	1	131	—	—	132
Modification of stock options	—	—	404	—	—	404
Issuance of common stock in lieu of partial royalty payment	156	16	2,093	—	—	2,109
Sale of Humongous Entertainment	—	—	3,613	—	—	3,613
Issuance of common stock in lieu of payment of net related party payables (Note 13)	615	61	7,927	—	—	7,988
Issuance of common stock (Note 4)	570	57	7,207	—	—	7,264

Balance, March 31, 2006	13,477	1,348	758,165	(688,730)	2,429	73,212
Adjustment to opening stockholders’ equity	—	—	—	(2,858)	—	(2,858)
Comprehensive loss:
Net loss	—	—	—	(69,711)	—	(69,711)
Foreign currency translation adjustment	—	—	—	—	89	89

Total comprehensive loss						(69,622)

Related party allocation of executive resignation agreement	—	—	771	—	—	771
Exercise of stock options	1	—	4	—	—	4
Stock-based compensation expense	—	—	1,587	—	—	1,587

Balance, March 31, 2007	13,478	$1,348	$760,527	$(761,299)	$2,518	$3,094

(1)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated to reflect the reverse stock split.
The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Business
               We are a publisher of video game software that is distributed throughout the world and a distributor of video game software in North America. We publish, develop (through external resources), and distribute video games for all platforms, including Sony PlayStation 2, PlayStation 3 and PSP, Nintendo Game Boy Advance, Game Cube, Wii and DS, and Microsoft Xbox and Xbox 360, as well as for personal computers, or PCs. The products we publish or distribute extend across most major video game genres, including action, adventure, strategy, role playing and racing.
               Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At March 31, 2007, IESA owns approximately 51% of us, through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”). As a result of this relationship, we have significant related party transactions (Note 13).
     Going Concern
               Until 2005, we were actively involved in developing video games and in financing development of video games by independent developers, which we would publish and distribute under licenses from the developers. However, beginning in 2005, because of cash constraints, we substantially reduced our involvement in development of video games, and announced plans to divest ourselves of our internal development studios.
               During fiscal 2006 and 2007, we sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations. During 2007, we raised approximately $35.0 million through the sale of the rights to the Driver games and certain other intellectual property, and the sale of our Reflections Interactive Ltd (“Reflections”) and Shiny Entertainment (“Shiny”) studios. By the end of fiscal 2007, we did not own any development studios.
               The reduction in our development and development financing activities has significantly reduced the number of games we publish. During fiscal 2007, our revenues from publishing activities were $104.7 million, compared with $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005.
               We are in the process of developing a strategic plan that would expand our activities into new, emerging aspects of the video game industry, including casual games, online sites, digital downloading, advergaming, and brand licensing. However, our ability to do those things will require that we have a source of funding and some of them will require expansion and extension of our rights to use and sublicense certain properties.
               For the year ended March 31, 2007, our net revenues were only $122.3 million, compared with $206.8 million in the prior year, and we had an operating loss of $77.6 million in fiscal 2007, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. We have taken significant steps to reduce our costs. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 are even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 are focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs during the second quarter of our fiscal year.
               Currently, our only borrowing facility is an asset-based secured credit facility that we established in November 2006 with a group of lenders for which Guggenheim Corporate Funding LLC (“Guggenheim”) is the administrative agent. The credit facility consists of a secured, committed, revolving line of credit in an amount up to $15.0 million (subject to a borrowing base calculation), which includes a $10.0 million sublimit for the issuance of letters of credit. However, the maximum borrowings we can make under the credit facility will not by themselves provide all the funding we will need for the calendar 2007 holiday season. Further, the credit facility may be terminated if we do not comply with financial and other covenants prior to our need for borrowing (i.e. NASDAQ delisting).

               Historically, we have relied on IESA to provide limited financial support to us, through loans or, in recent years, through purchases of assets. However, IESA has its own financial needs, and its ability to fund its subsidiaries’ operations, including ours, is limited. Therefore, there can be no assurance we will ultimately receive any funding from IESA.
               The uncertainty caused by these above conditions raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
               We are still exploring various alternatives to improve our financial position and secure other sources of financing which could include raising equity, forming both operational and financial strategic partnerships, renegotiating or entering into a new credit facility, entering into new arrangements to license intellectual property, and selling selected owned intellectual property and licensed rights. Further, as we are contemplating various alternatives, we utilize a special committee of our board of directors, consisting of our independent board members, James Ackerly, Ronald Bernard, and Michael Corrigan, who are authorized to review significant and special transactions. We continue to examine the reduction of working capital requirements to further conserve cash and may need to take additional actions in the near-term, which may include additional personnel reductions and suspension of certain development projects during fiscal 2008. In May of 2007, we announced a workforce reduction of approximately 20%.
               The above actions may or may not prove to be consistent with our long-term strategic objectives, which have been shifted in the last fiscal year, as we have discontinued our internal development activities and increased our focus on online and casual gaming, among other things. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
     Reverse Stock Split
               On January 3, 2007, we effected a one-for-ten reverse stock split. The number of shares we are authorized to issue was reduced from 300,000,000 to 30,000,000, and the par value was increased from $0.01 to $0.10 per share. Preferred stock shares remain at 5,000,000 authorized with a par value of $0.01 per share. All references to share data in this Annual Report on Form 10-K have been restated to reflect the split. See Note 4 for further details.
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
     Use of Estimates
               The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include allowances for bad debts, returns, price protection and other customer promotional programs, obsolescence expense, and goodwill impairment. Actual results could materially differ from those estimates. During the fourth quarter of fiscal 2007, we recorded an impairment charge in the amount of $54.1 million, and as of March 31, 2007, our goodwill balance is zero (see Note 6).
     Cash
               Cash consists of cash in banks. As of March 31, 2006 and March 31, 2007, we have no cash equivalents.
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
     Fair Values of Financial Instruments
               Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate. We believe that the carrying amounts of our financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties, reflected in the consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.

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
     Research and Product Development Expenses
               Research and product development expenses related to the design, development, and testing of newly developed software products, both internal and external, are charged to expense as incurred. Research and product development expenses also include royalty payments (milestone payments) to third-party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
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
     Atari Trademark License
               In connection with a recapitalization completed in fiscal 2004, Atari Interactive, Inc. (“Atari Interactive”), a wholly-owned subsidiary of IESA, extended the term of the license under which we use the Atari trademark to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair value of the shares issued, which was expensed monthly until it became fully expensed in the first quarter of fiscal 2007. The monthly expense was based on the total estimated cost to be incurred by us over the ten-year license period; upon the full expensing of the deferred charge, this expense is being recorded as a deferred liability owed to Atari Interactive, to be paid beginning in year six of the license.
Goodwill and Acquired Intangible Assets
               Goodwill is the excess purchase price paid over identified intangible and tangible net assets of acquired companies. Goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment, as required by FASB Statement No. 142, “Goodwill and Other Intangible Assets.” A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. We only have one reporting unit, our publishing business, to which goodwill is assigned.
               A two-step approach is required to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests (described below) to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for each reporting unit could be materially affected by changes in these estimates and assumptions. Such changes could trigger impairment. As of March 31, 2007, we recorded a material impairment of our goodwill (Note 6).
          Intangible assets are assets that lack physical substance. During fiscal 2007, we recorded acquired intangible assets for website development costs (related to the Atari Online website, including a URL), which are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-02, “Accounting for Web Site Development Costs.” EITF 00-02 requires that web site development costs be treated as computer software developed for internal use, and that costs incurred in the application and development stages be capitalized in accordance with AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As of March 31, 2007, we determined that certain of the acquired intangible assets previously capitalized no longer provided a future benefit to the company, as management decided at the end of the fourth quarter to move to an outsourced technology model; these costs were written off, and the charge is included in research and product development expenses for the year ended March 31, 2007 (Note 6).
     Advertising Expenses
          Advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2005, 2006, and 2007 amounted to approximately $31.6 million, $25.2 million, and $12.9 million, respectively.
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
          Foreign exchange gains or losses arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency. For the years ended March 31, 2005 and March 31, 2007, foreign exchange losses were $0.3 million and $0.4 million, respectively. For the year ended March 31, 2006, we recorded a foreign exchange gain of $0.1 million.
     Shipping, Handling and Warehousing Costs
          Shipping, handling and warehousing costs incurred to move product to the customer are charged to selling and distribution expense. For the years ended March 31, 2005, 2006, and 2007, these charges were approximately $10.9 million, $7.4 million, and $5.0 million, respectively.
     Recent Accounting Pronouncements
          Effective April 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payments,” issued in December 2004. FASB Statement No. 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 2 for further information regarding this adoption.
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
          In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments.” FSP No. FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). The adoption of this FSP did not have a material impact on our results of operations or financial condition.
          In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” FASB Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to prior periods’ financial statements as the required method for reporting a change in accounting principle and the reporting of a correction of an error. We have implemented this Statement in fiscal 2007 and it has impacted our consolidated financial statements; see Note 25 to our consolidated financial statements for the adoption of FASB Statement No. 154 and Note 23 for the implementation of the SEC Staff accounting Bulletin No. 108.
          In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are required to adopt the provisions of FIN 48 in the first quarter of fiscal 2008. We have not yet evaluated the impact of this implementation on our consolidated financial statements.
          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Furthermore, in February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value, and report unrealized gains and losses in earnings at each subsequent reporting date. Its objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, but early application is encouraged. The requirements of Statement No. 157 are adopted concurrently with or prior to the adoption of Statement No. 159. We have not yet evaluated the impact of this implementation on our consolidated financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial application is material, companies will record the effect as a cumulative effect adjustment to the beginning balance of retained earnings. The provisions of SAB No. 108 are effective for us for the fiscal year ended March 31, 2007. The implementation of SAB No. 108 has impacted our consolidated financial statements; see Note 23 to our consolidated financial statements.
          During the year ended March 31, 2007, the SEC finalized Rule Release 33-8732A regarding disclosure requirements for executive and director compensation. The final rule increases the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and up to three of the other most highly paid officers, and requires tabular presentation of all director compensation. The new requirements are effective in Forms 8-K for triggering events that occur on or after November 7, 2006, and in Forms 10-K for fiscal years ending on or after December 15, 2006. This information is incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in fiscal 2008, to be filed with the SEC within 120 days after the end of fiscal 2007.

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
          At March 31, 2007, we had one stock incentive plan, under which we could issue a total of 1,500,000 shares of common stock as stock options or restricted stock, of which 872,490 were still available for grant as of March 31, 2007. Upon approval of this plan, our previous stock option plans were terminated, and we were no longer able to issue options under those plans; however, options originally issued under the previous plans continue to be outstanding. All options granted under our current or previous plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant; options vest over four years and expire in ten years.
          The recognition of stock-based compensation expense increased our loss before benefit from income taxes, our loss from continuing operations, and our net loss by $1.6 million for the year ended March 31, 2007, and increased our basic or diluted loss per share amount by $0.12 for the year ended March 31, 2007. We have recorded a full valuation allowance against our net deferred tax asset, so the settlement of stock-based compensation awards will not result in tax deficiencies that could impact our consolidated statement of operations. Because the tax deduction from current period settlement of awards has not reduced taxes payable, the settlement of awards has no effect on our cash flow from operating and financing activities.
          The following table summarizes the classification of stock-based compensation expense in our consolidated statement of operations (in thousands):

Year Ended
March 31,
2007
Research and product development expenses	$865
Selling and distribution expenses	$88
General and administrative expenses	$634
          The weighted average fair value of options granted during the years ended March 31, 2005, 2006, and 2007 was $15.20, $17.80, and $4.62, respectively. The fair value of our options is estimated using the Black-Scholes option pricing model. This model requires assumptions regarding subjective variables that impact the estimate of fair value. Our policy for attributing the value of graded vest share-based payment is a single option straight-line approach. The following table summarizes the assumptions used to compute the weighted average fair value of option grants:

		Year Ended
		March 31,
	2005	2006	2007

Anticipated volatility	95%	92%	81%
Dividend yield	0%	0%	0%
Remaining life in years	4	4	4
          The weighted average risk-free interest rate for the years ended March 31, 2005, 2006, and 2007 was 3.40%, 4.19%, and 4.78%, respectively.
          FASB Statement No. 123(R) requires that we recognize stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, the expense recognized must be reduced for estimated forfeitures prior to vesting, based on a historical annual forfeiture rate, which is 10.1%. Estimated forfeitures shall be assessed at each balance sheet date and may change based on new facts and circumstances. Prior to the adoption of FASB Statement No. 123(R), forfeitures were accounted for as they occurred when included in required pro forma stock compensation disclosures.
          The following table illustrates the effect on (loss) from continuing operations and net income (loss) for the years ended March 31, 2005 and 2006 if we had applied the fair value recognition provisions of the FASB Statement No. 123(R), to stock-based employee compensation (in thousands, except per share data):

	Years Ended
	March 31,
	2005	2006
(Loss) from continuing operations:
Basic and diluted – as reported	$(14,855)	$(63,375)
Add: Stock-based employee compensation expense included in reported (loss) from continuing operations, net of related tax effects (1)	735	404
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(5,535)	(1,731)

Basic and diluted – pro forma	$(19,655)	$(64,702)

(Loss) from continuing operations per share:
Basic and diluted – as reported	$(1.22)	$(4.93)
Basic and diluted – pro forma	$(1.62)	$(5.03)

Net income (loss):
Basic and diluted – as reported	$5,692	$(68,986)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects (1)	735	404
Less: Fair value of stock-based employee compensation expense, net of related tax effects	(5,535)	(1,731)

Basic and diluted – pro forma	$892	$(70,313)

Net income (loss) per share:
Basic and diluted – as reported	$0.47	$(5.36)
Basic and diluted – pro forma	$0.07	$(5.47)

(1)	For the year ended March 31, 2005 and 2006, we recorded $0.7 million and $0.4 million, respectively, of expense related to the modification of stock option agreements for certain executives terminated during the respective years and in connection with management’s restructuring plan (Note 20).
          The following table summarizes our option activity under our stock-based compensation plans for the years ended March 31, 2005, 2006, and 2007:

		Weighted Average
	Shares	Exercise Price
	(in thousands)
Options outstanding at March 31, 2004	688	$106.05
Granted	492	$21.06
Exercised	(2)	$4.61
Forfeited	(33)	$46.15
Expired	(14)	$106.97

Options outstanding at March 31, 2005	1,131	$69.86
Granted	79	$25.67
Exercised	(6)	$13.30
Forfeited	(276)	$21.59
Expired	(176)	$97.88

Options outstanding at March 31, 2006	752	$77.97
Granted	628	$7.28
Exercised	(2)	$3.40
Forfeited	(110)	$13.57
Expired	(156)	$157.27

Options outstanding at March 31, 2007	1,112	$33.45

Options exercisable at March 31, 2007	473	$65.79

          As of March 31, 2007, the weighted average remaining contractual term of options outstanding and exercisable was 7.4 years and 5.2 years, respectively, and there was no aggregate intrinsic value related to options outstanding and exercisable due to a market price lower than the exercise price of all options as of that date. As of March 31, 2007, the total future unrecognized compensation cost related to outstanding unvested options is $3.3 million, which will be recognized as compensation expense over the remaining weighted average vesting period of 1.6 years.
          The following table summarizes information concerning currently outstanding and exercisable options (shares in thousands):

		Weighted	Weighted		Weighted
Range of		Average	Average	Number	Average
Exercise Price	Number Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$ 3.40-7.40	551	9.4	$7.26	1	$3.40
$ 13.80-76.00	495	6.0	$39.88	406	$43.52
$78.00-396.88	66	2.4	$202.93	66	$202.93

	1,112			473

NOTE 3 – NET INCOME (LOSS) PER SHARE
          Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans including stock options and warrants using the treasury stock method. The following is a reconciliation of basic and diluted loss from continuing operations and income (loss) per share (in thousands, except per share data):

	Years Ended
	March 31,
	2005	2006	2007
Basic and diluted earnings per share calculation:
(Loss) from continuing operations	$(14,855)	$(63,375)	$(66,586)
Income (loss) from discontinued operations of Reflections Interactive Ltd, net of tax provision of $9,716, $0, and $7,559, respectively	20,547	(5,611)	(3,125)

Net income (loss)	$5,692	$(68,986)	$(69,711)

Basic weighted average shares outstanding	12,128	12,863	13,477
Dilutive effect of stock options and warrants	31	—	—

Diluted weighted average shares outstanding	12,159	12,863	13,477

Basic and diluted net income (loss) per share:
(Loss) from continuing operations	$(1.22)	$(4.94)	$(4.94)
Income (loss) from discontinued operations of Reflections Interactive Ltd, net of tax	1.69	(0.43)	(0.23)

Net income (loss)	$0.47	$(5.36)	$(5.17)

          The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the years ended March 31, 2005, 2006, and 2007 was approximately 650,000, 758,800, and 924,000 respectively. For the year ended March 31, 2005, the antidilutive shares are due to options and warrants in which the exercise price is greater than the average market price of the common shares during the period. For the years ended March 31, 2006 and March 31, 2007, the shares were antidilutive due to the net loss for the year.
NOTE 4 – STOCKHOLDERS’ EQUITY
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
          Sale of common stock to third-party investors
          On September 15, 2005, we entered into a Securities Purchase Agreement, with each of Sark Master Fund Ltd (“SARK Fund”) and CCM Master Qualified Fund, Ltd., a current shareholder (“CCM Fund”), to issue them an aggregate of 570,259 shares of our common stock in private placement transactions. The shares were sold for cash at $13.00 per share for an aggregate offering price of $7.4 million. In connection with the sale, we paid a placement agent fee of approximately $0.1 million.
          Sale of Humongous Entertainment
          On August 22, 2005, we sold the Humongous Business (“Humongous”) to IESA in exchange for 4,720,771 of their shares valued at $8.3 million. The difference between the sale price and Humongous’ book value was recorded to additional paid-in capital, as no gain can be recorded on sales of businesses with entities under common control. See Note 19 for further details.

          Issuance of common stock as settlement of certain net related party balances
          In September 2005, we entered into two transactions with our majority stockholder, IESA, to settle certain outstanding net related party balances totaling $8.0 million through the issuance of an aggregate of 614,505 shares of our common stock. See Note 13 for further details.
          Warrants
          As of March 31, 2007, we had warrants, excluding warrants related to our purchase by IESA, outstanding to purchase an aggregate of approximately 19,249 shares of our common stock. The warrants have expiration dates ranging from May 2006 to November 2012. The exercise price of the warrants ranges from $24.20 to $1,000.00.
NOTE 5 – CONCENTRATION OF CREDIT RISK
          As of March 31, 2006, we had four customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2006	2006
	% of Accounts Receivable	% of Net Revenues (1)
Customer 1	25%	13%
Customer 2	15%	13%
Customer 3	14%	31%
Customer 4	11%	9%

	65%	66%

          As of March 31, 2007, we had two customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2007	2007
	% of Accounts Receivable	% of Net Revenues (1)
Customer 1	34%	19%
Customer 2	20%	9%

	54%	28%

(1)	Excluding international royalty, licensing, and other income.
          Due to the timing of an aggressive pricing program which took effect for customers on June 1, 2006, combined with the timing of cash receipts and lower sales in the year, certain customers were in net credit balance positions within our accounts receivable. As a result, $0.8 million was reclassified to accrued liabilities to properly state our assets and liabilities as of March 31, 2007. As of March 31, 2006, we reclassified credit balances of $0.4 million.
          With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable balance.
NOTE 6 – GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
          The change in goodwill for the years ended March 31, 2006 and March 31, 2007 is as follows (in thousands):

	March 31,
	2006	2007
Beginning balance	$70,224	$66,398
Sale of Humongous Entertainment studio	(3,826)	—
Sale of Reflections Interactive Ltd development studio	—	(12,269)
Impairment of goodwill	—	(54,129)

Ending balance	$66,398	$—

          During the year ended March 31, 2006, $3.8 million of the goodwill associated with our publishing business was allocated to Humongous, Inc., a related party, as part of the sale transaction. Similarly, during the year ended March 31, 2007, we allocated $12.3 million of goodwill to the sale of our previously wholly-owned development studio Reflections and related Driver intellectual property. See Note 19.
          A two-step approach is required to test goodwill for impairment for each reporting unit (see Note 1). In fiscal 2007, we completed the first step of the annual goodwill impairment testing as of December 31, 2006 with regard to the goodwill associated with our publishing business. As part of step one, we considered three methodologies to determine the fair-value of our reporting unit. The first, which we believe is our primary and most reliable approach, is a market capitalization approach. This aligns our market capitalization at the balance sheet date to our publishing business, as we believe this measure is a good indication of third-party determination of fair value. The second approach entails determining the fair value of the reporting unit using a discounted cash flow methodology, which requires significant judgment to estimate the future cash flows and to determine the appropriate discount rates, growth rates, and other assumptions. The third approach is an orderly sale of assets process, which values the publishing unit based on estimated sale price of assets and intellectual property, less any related liabilities. Due to our history of operating losses and diminishing financial performance, we do not place heavy reliance on the second approach. The third approach is not a commonly used analysis; therefore, we place minimal reliance on that approach as well. Pursuant to the analysis using the market capitalization approach, we found no indications of impairment of our recorded goodwill at December 31, 2006.
          However, during the fourth quarter ended March 31, 2007, our market capitalization declined significantly. As this measure is our primary indicator of the fair value of our publishing unit, management considered this decline to be a triggering event, requiring us to perform an impairment analysis. As of March 31, 2007, we completed this analysis and our management, with the concurrence of the Audit Committee of our Board of Directors, has concluded that an impairment charge of $54.1 million should be recognized. This is a non-cash charge and has been recorded in the fourth quarter of fiscal 2007.
Acquired Intangible Assets
          The change in acquired intangible assets (included in other assets) for the years ended March 31, 2006 and March 31, 2007 is as follows (in thousands):

	March 31,
	2006	2007
Beginning balance	$731	$—
Additions	—	2,291
Amortization	(731)	—
Write-off	—	(2,151)

Ending balance	$—	$140

          During fiscal 2006, acquired intangible assets consisted of a license for the use of certain intellectual property. The intangible was amortized over the expected revenue stream associated with the use of the intellectual property, which was determined upon acquisition to be four years. Amortization expense for the years ended March 31, 2005 and 2006 was $0.7 million in each period. As of March 31, 2006, the intangible asset was fully amortized. During the year ended March 31, 2007, we capitalized as acquired intangible assets $2.3 million of costs incurred with several third party contractors in connection with the development of our Atari Online website, as well as costs incurred to purchase a URL. During the fourth quarter of fiscal 2007, it was determined that certain of the acquired intangible assets previously capitalized no longer provided a future benefit to the company, as management decided at the end of the fourth quarter to move to an outsourced technology model; these costs were written off, and the charge is included in research and product development expenses within our publishing segment. The remaining asset is related to the purchased URL and will not be amortized until the website is operational, which will occur in fiscal 2008. The balance is included in other assets on our consolidated balance sheet as of March 31, 2007.

NOTE 7 – INVENTORIES, NET
          Inventories consist of the following (in thousands):

	March 31,	March 31,
	2006	2007
Finished goods	$18,608	$8,226
Return inventory	2,106	615
Raw materials	73	2

	$20,787	$8,843

NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
          Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	March 31,
	2006	2007
Licenses short-term	$5,683	$7,054
Prepaid insurance	872	802
Reflections escrow receivable	—	626
Royalties receivable	2,118	495
Deferred financing fees	33	209
Taxes receivable	23	90
Atari trademark license	305	—
Prepaid broker fee	81	—
Other prepaid expenses and current assets	2,230	953

	$11,345	$10,229

NOTE 9 – PROPERTY AND EQUIPMENT, NET
          Property and equipment consists of the following (in thousands):

	March 31,	March 31,
	2006	2007
Capitalized computer software	$17,741	$18,242
Computer equipment	10,801	9,243
Leasehold improvements	5,362	5,241
Furniture and fixtures	2,103	2,195
Machinery and equipment	245	241

	36,252	35,162
Less: accumulated depreciation	(30,139)	(30,945)

	$6,113	$4,217

          Included in the balance of leasehold improvements is $1.2 million of improvements related to an on-going renovation of our New York office. These improvements have been funded by our landlord (see Note 15) and have been recorded as a deferred credit, which is being amortized against rent expense over the life of the lease. During fiscal 2007, we recorded a nominal amount of amortization of this credit.
          Depreciation expense for the years ended March 31, 2005, 2006, and 2007 amounted to approximately $6.3 million, $4.5 million, and $3.0 million, respectively.

NOTE 10 – ACCRUED LIABILITIES
          Accrued liabilities consist of the following (in thousands):

	March 31,	March 31,
	2006	2007
Accrued third-party development expenses	$1,411	$2,660
Accrued professional fees and other services	1,665	2,578
Accrued distribution services	3,713	2,061
Accrued salary and related costs	1,943	1,581
Accrued advertising	3,772	1,222
Accounts receivable credit balances	381	828
Taxes payable	205	299
Deferred income	381	231
Accrued freight and handling fees	1,029	193
Restructuring reserve (Note 20)	2,163	54
Other	2,442	1,674

	$19,105	$13,381

NOTE 11 – LONG-TERM LIABILITIES
          Long-term liabilities consist of the following (in thousands):

	March 31,	March 31,
	2006	2007
Deferred rent	$25	$1,880
Landlord allowance	—	1,213
Deferred income – long-term	402	325
Other long-term liabilities	242	16

	$669	$3,434

NOTE 12 – INCOME TAXES
          (Loss) before (benefit from) income taxes consisted of (in thousands):

		Years Ended
		March 31,
	2005	2006	2007
United States	$(24,412)	$(64,002)	$(77,307)
Foreign	25	222	41

(Loss) before (benefit from) income taxes	$(24,387)	$(63,780)	$(77,266)

          The components of the (benefit from) income taxes are as follows (in thousands):

		Years Ended
		March 31,
	2005	2006	2007
Current:
Federal	$100	$(284)	$—
State and local	(134)	76	—
Foreign	218	(197)	(998)

Total	184	(405)	(998)

Deferred:
Federal	(7,848)	—	(8,216)

		Years Ended
		March 31,
	2005	2006	2007
State and local	(1,868)	—	(1,466)
Foreign	—	—	—

Total	(9,716)	—	(9,682)

(Benefit from) income taxes	$(9,532)	$(405)	$(10,680)

          We allocate income taxes between continuing and discontinued operations in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” particularly paragraph 140, which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. FASB Statement No. 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.
          During the year ended March 31, 2005, we recorded a tax benefit of $9.7 million in accordance with paragraph 140 of FASB Statement No. 109 (see above), offset by a tax provision of approximately $0.2 million primarily from the increase in certain tax exposures of our dormant UK subsidiary.
          During the year ended March 31, 2006, we recorded a tax benefit of approximately $0.4 million, primarily from the favorable outcome of a federal income tax examination and the reduction of certain tax exposures of our dormant UK subsidiary.
          During the year ended March 31, 2007, we recorded a tax benefit of $7.6 million in accordance with paragraph 140 of FASB Statement No. 109 (see above), as well as a tax benefit from the reversal of a deferred tax liability of $2.1 million, associated with the impairment of our goodwill (Note 23), compounded by a tax benefit of approximately $1.0 million primarily from the favorable outcome of a tax examination of our dormant UK subsidiary.
          A reconciliation of the benefit from income taxes from continuing operations computed at the federal statutory rate to the reported benefit from income taxes is as follows (in thousands):

		Years Ended
		March 31,
	2005	2006	2007
(Benefit from) income taxes computed at the federal statutory rate	$(8,536)	$(22,323)	$(27,043)
(Benefit) expense from income taxes resulting from:
Permanent differences and other	43	3,668	4,273
State and local taxes, net of federal tax effect	(1,349)	77	(952)
Difference between U.S. and foreign income tax rates	217	(1)	(4)
Reversal of reserves and settlement of tax examinations	100	(405)	(999)
Loss for which no benefit was received	(7)	18,579	14,045

(Benefit from) income taxes	$(9,532)	$(405)	$(10,680)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our net deferred tax asset are as follows (in thousands):

	March 31,	March 31,
	2006	2007
Deferred tax asset:
Inventory valuation	$1,333	$843
Deferred income	121	20
Net operating loss carryforwards	213,034	209,659
Restructuring reserve	888	22
Allowances for bad debts, returns, price protection and other customer promotional programs	11,309	5,471
Depreciation and amortization	676	15,229
Atari trademark license expense	(122)	736
Research and development credit carryforwards	6,410	8,069

	March 31,	March 31,
	2006	2007
	233,649	240,049
Deferred tax liability:
In process research and development	(792)	—
Other	(12)	—

	(804)	—

Subtotal	232,845	240,049
Less: valuation allowance	(232,845)	(240,049)

Net deferred tax asset	$—	$—

          The valuation allowance increased by approximately $7.0 million, primarily related to current year losses for which no benefit was provided.
          As of March 31, 2007, we had federal net operating loss carryforwards of approximately $544.6 million. The net operating loss carryforwards will expire beginning in 2012 through 2027 and may be subject to annual limitations provided by Section 382 of the Internal Revenue Code.
          As of March 31, 2007, we have federal research and development credits of approximately $6.8 million and state research and development credits of approximately $1.1 million. These credits will expire beginning in 2011. We also have $0.2 million in federal alternative minimum tax credits which can be carried forward indefinitely.
          As of March 31, 2007, there were no undistributed earnings for our 100% owned foreign subsidiaries.
NOTE 13 – RELATED PARTY TRANSACTIONS
Relationship with IESA
          As of March 31, 2007, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the United States, Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada, and Mexico. During fiscal 2007, international royalties earned from IESA were the source of 4% of our net revenues. Additionally, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 38% of our net publishing product revenue for the year ended March 31, 2007.
          Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. On September 12, 2006, IESA announced a multi-step debt restructuring plan, subject to its shareholders’ approval, which would significantly reduce its debt and provide liquidity to meet its operating needs. On November 15, 2006, IESA shareholders approved the debt restructuring plan, permitting IESA to execute on this plan. As of the date of this report, IESA has raised approximately 74 million Euros, of which approximately 45 million Euros has paid down outstanding short-term and long-term debt and has provided approximately 20 million Euro of liquidity for working capital needs. As of the date of this report, IESA has completed its debt restructuring plan; however, its current ability to fund, among other things, its subsidiaries’ operations remains limited. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows.
          Additionally, although Atari is a separate and independent legal entity and we are not a party to, or a guarantor of, and have no obligations or liability in respect of IESA’s indebtedness (except that we have guaranteed the Beverly, MA lease obligation of Atari Interactive), because IESA owns the majority of our common stock, potential investors and current and potential business/trade partners may view IESA’s financial situation as relevant to an assessment of Atari. Therefore, if IESA has negative financial results, it may taint our relationship with our suppliers and distributors, damage our business reputation, affect our ability to generate business and enter into agreements on financially favorable terms, and otherwise impair our ability to raise and generate capital.

Summary of Related Party Transactions
          The following table provides a detailed break out of related party amounts within each line of our consolidated statements of operations (in thousands):

		Years Ended
		March 31,
Income (expense)	2005	2006	2007

Net revenues	$343,837	$206,796	$122,285

Related party activity:
Royalty income (1)	2,520	13,521	5,243
License income (1)	31	437	2,464
Sale of goods	1,745	1,120	972
Production, quality and assurance testing and other services	2,438	3,313	3,576

Total related party net revenues	6,734	18,391	12,255

Cost of goods sold	(200,244)	(133,604)	(72,629)

Related party activity:
Distribution fee for Humongous, Inc. products (Note 19)	—	(6,264)	(5,318)
Royalty expense (2)	(30,339)	(14,401)	(11,365)

Total related party cost of goods sold	(30,339)	(20,665)	(16,683)

Research and product development expenses	(58,311)	(51,887)	(30,077)

Related party activity:
Development expenses (3)	(12,578)	(17,321)	(7,224)
Related party allocation of executive resignation agreement	—	—	(771)
Other miscellaneous development expenses	(61)	(238)	(229)

Total related party research and product development expenses	(12,639)	(17,559)	(8,224)

Selling and distribution expenses	(58,220)	(42,985)	(25,296)

Related party activity:
Miscellaneous purchase of services	(73)	(87)	(151)

Total related party selling and distribution expenses	(73)	(87)	(151)

General and administrative expenses	(35,792)	(30,385)	(21,788)

Related party activity:
Management fee revenue	3,000	3,073	3,020
Management fee expense	(3,000)	(3,000)	(3,000)
Office rental and other services (4)	(366)	89	184

Total related party general and administrative expenses	(366)	162	204

Restructuring expenses	(4,932)	(8,867)	(709)

Related party activity:
Office rental (4)	—	(639)	(467)

Total related party restructuring expenses	—	(639)	(467)

Interest (expense) income, net	(459)	(595)	301

Related party activity:
Interest income (5)	887	—	—

Total related party interest income, net	887	—	—

Income (loss) from discontinued operations of Reflections Interactive Ltd, net of tax provision of $9,716, $0, and $7,559, respectively	20,547	(5,611)	(3,125)

Related party activity:
Royalty income (1)	16,166	4,750	(1,871)
License income (1)	—	—	556

Total related party income (loss) from discontinued operations of Reflections Interactive Ltd, net of tax	16,166	4,750	(1,315)

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns. Additionally, we earn license income from related parties iFone and Glu Mobile (see below).

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada, and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.

(4)	In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. During fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guaranty.

We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third-party broker’s commission, was recognized during fiscal 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the years ended March 31, 2005, 2006, and 2007, approximately $0.1 million of income was recognized in each period. As of March 31, 2006 and March 31, 2007, the remaining balances of approximately $0.5 million and $0.4 million, respectively, is deferred and is being recognized over the life of the sub-lease. Although the Beverly studio was closed as part of management’s restructuring plan (Note 20), the space has not been sublet to date.

Additionally, we provide management information systems services to Atari Australia for which we are reimbursed. The charge is calculated as a percentage of our costs, based on usage, which is agreed upon by the parties.

(5)	During fiscal 2005, we recorded interest income of $0.9 million on related party notes receivable prior to the notes being converted and then subsequently offset against related party trade payables (see below).
Balance Sheet
          The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,
	2006	2007
Due from/(Due to) – current
IESA (1)	$(743)	$(1,494)
Atari Europe (2)	4,054	280
Eden Studios (3)	(2,235)	(595)
Paradigm (3)	(721)	—
Atari Melbourne House (3)	(434)	—
Atari Studio Asia (3)	—	(401)
Humongous, Inc. (4)	(2,341)	(2,218)
Atari Interactive (5)	(3,704)	(992)
Other miscellaneous net receivables	553	1,516

Net due to related parties – current	$(5,571)	$(3,904)

Due from/(Due to) – long-term
Atari Interactive (see Atari Trademark License below)	—	(1,912)

Net due to related parties	$(5,571)	$(5,816)

          The current balances reconcile to the balance sheet as follows (in thousands):

	March 31,
	2006	2007
Due from related parties	$4,692	$1,799
Due to related parties	(10,263)	(5,703)

Net due to related parties — current	$(5,571)	$(3,904)

(1)	Balances comprised primarily from the management fees charged to us by IESA and other recharges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Represents net payables related to related party development activities. (Note: Paradigm and Atari Melbourne House were sold to third parties in the first and third quarters, respectively, of the current fiscal year. Balances due to Atari Melbourne House as of March 31, 2007 were transferred to Atari Studio Asia.)

(4)	Represents distribution fees owed to Humongous, Inc., a related party, related to sale of their product, as well as liabilities for inventory purchased.

(5)	Comprised primarily of royalties owed to Atari Interactive, offset by receivables related to management fee revenue and production and quality and assurance testing services revenue earned from Atari Interactive.
Related Party Notes Receivable
          During fiscal 2005, we maintain several notes receivable from related parties on which we recorded interest income. In November 2004, the balance of the notes were transferred to a secured promissory note, which also bore interest at the prime rate plus 3.25% was secured by 200,000 shares of our common stock owned and pledged as collateral by Atari Interactive and by the rights, as owner, to the “Atari” trademark and the “Fuji” logo in North America. The secured promissory note allowed for the netting of sums currently due to us with IESA and several of its subsidiaries. During fiscal 2005, this right of offset was exercised, and as of March 31, 2005, there was no remaining balance on the Secured Note and all rights to the collateral had been released.
Atari Trademark License
          In May 2003, we changed our name to Atari, Inc. upon obtaining rights to use the Atari trademark through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). In connection with a debt recapitalization in September 2003, Atari Interactive extended the term of the license under which we use the Atari name and logo to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which was being expensed monthly and which became fully expensed during the current period. The monthly expense was based on the total estimated cost to be incurred by us over the ten-year license period. Upon full amortization of the deferred charge, we began recording a long-term liability at $0.2 million per month, to be paid to Atari Interactive beginning in year six of the term of the license. During the years ended March 31, 2005 and 2006, we recorded expense of $3.3 million and $3.1 million, respectively, recorded against the deferred charge. During the year ended March 31, 2007, we recorded expense of $2.2 million, with $0.3 million expensed against the deferred charge that remained at March 31, 2006, and the remainder of the expense recorded in due to related party – long term. As of March 31, 2007, $1.9 million relating to this obligation is included in due to related party – long term.

Issuance of Common Stock to Related Parties
          In the second quarter of fiscal 2006, we entered into two transactions with our majority stockholder, IESA, to settle certain outstanding related party balances through the issuance of an aggregate of 614,505 shares of our common stock.
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
          On September 15, 2005, we, IESA (and all of its subsidiaries) and Atari UK entered into the GT Interactive UK Settlement of Indebtedness Agreement (“Settlement of Indebtedness”) whereby we issued 126,351 shares of our common stock in payment of a $1.6 million loan owed by a dormant Atari subsidiary to an IESA subsidiary. The common stock issued to IESA was valued at $13.00 per share (market price at the date of the agreement).
Related Party Transactions with Employees or Former Employees
•	Compromise Agreement with Martin Lee Edmondson
          On August 31, 2005, pursuant to a Compromise Agreement executed on August 12, 2005 between us, Reflections, and Martin Lee Edmondson, a former employee of Reflections, we issued 155,766 shares to Mr. Edmondson as part of the full and final settlement of a dismissal claim and any and all other claims that Mr. Edmondson had or may have had against us and Reflections, except for personal injury claims, accrued pension rights, non-waivable claims, claims to enforce rights under the Compromise Agreement, and claims for financial compensation for services rendered (if any) in connection with our game Driver: Parallel Lines. The share issuance was valued at $2.1 million and the issuance was recorded as a reduction of royalties payable. The Compromise Agreement also included a cash payment of $2.2 million paid in twelve equal installments beginning on September 1, 2005, as well as a one time payment of $0.4 million payable on September 1, 2005. The expense related to this settlement was fully recorded during fiscal 2005. As of March 31, 2006, the remaining liability due to Mr. Edmondson was $0.9 million and was included in liabilities of discontinued operations. During fiscal 2007, the remaining balance was fully paid, and Reflections was sold to a third party (Note 19). As of March 31, 2007, no balance remains outstanding related to this liability.
•	Consultation Agreement with Ann Kronen
          On November 8, 2006, we entered into a Consulting Agreement with Ann E. Kronen, a member of our Board of Directors (the “Kronen Agreement”). The term of the Kronen Agreement commenced effective August 1, 2006 and ends on March 31, 2007, with automatic one year extensions unless terminated on thirty days notice prior to the end of the current term. Pursuant to the Consulting Agreement, Ms. Kronen will provide (i) product development, and (ii) business development and relationship management services on behalf of us, for which she will be compensated in monthly payments, and reimbursement for any reasonable and pre-approved expenses incurred in connection with such services. During fiscal 2007, we recorded approximately $0.1 million of expense related to this agreement.
•	Purchase of iFone by Glu Mobile
          During fiscal 2006, we recorded license income from two parties, iFone and Glu Mobile. A member of our Board of Directors, Denis Guyennot, was a consultant for iFone, and a former member of our Board, David Ward, is the Chairman of the Board of iFone; therefore iFone was treated as a related party, with license income included in net revenues and royalties receivable included in due from related parties (see above). In April 2006, iFone was purchased by Glu Mobile, and additionally, Mr. Guyennot is now the Chief Executive Officer of Glu Mobile’s activities in Europe, the Middle East, and Africa. Therefore, Glu Mobile began to receive treatment as a related party in fiscal 2007. During the year ended March 31,

2006, license income recorded from iFone and Glu Mobile was $0.4 million and $1.1 million, respectively. During the year ended March 31, 2007, license income recorded from iFone/Glu Mobile was $3.0 million, of which $0.6 million is included in loss from discontinued operations of Reflections Interactive Ltd. As of March 31, 2006, royalties receivable from iFone and Glu Mobile were $0.4 million (included in due from related parties) and $0.5 million (included in prepaid expenses and other current assets), respectively. As of March 31, 2007, receivables from iFone/Glu Mobile were $1.3 million.
•	Related Party Allocation of Executive Resignation Agreement
          On April 4, 2007, IESA entered into an agreement with Bruno Bonnell, its founder, CEO, and the Chairman of its Board, under which Mr. Bonnell agreed to resign from his duties as a Director and CEO of IESA and from all the offices he holds with subsidiaries of IESA, including Atari and its subsidiaries. Mr. Bonnell was also the Chairman of our Board, our Chief Creative Officer and our Acting Chief Financial Officer, and previously had been our Chief Executive Officer. IESA agreed to pay Mr. Bonnell a total of approximately 3.0 million Euros ($4.0 million), including applicable foreign taxes. Management has determined that we have benefited from this separation, and that approximately $0.8 million of the payments IESA made should be allocated to the benefit we received. Our consolidated statement of operations for the year ended March 31, 2007 reflects a charge in this amount. As we are not obligated to make any payments, this amount has been recorded as a capital contribution as of March 31, 2007.
NOTE 14 – DEBT
Credit Facilities
          Guggenheim Credit Facility
          On November 3, 2006, we established a secured credit facility with several lenders for which Guggenheim is the administrative agent. The Guggenheim credit facility will terminate and be payable in full on November 3, 2009. The credit facility consists of a secured, committed, revolving line of credit in an amount up to $15.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit. Availability under the credit facility is determined by a formula based on a percentage of our eligible receivables. The proceeds may be used for general corporate purposes and working capital needs in the ordinary course of business and to finance acquisitions subject to limitations in the Credit Agreement. The credit facility bears interest at our choice of (i) LIBOR plus 5% per year, or (ii) the greater of (a) the prime rate in effect, or (b) the Federal Funds Effective Rate in effect plus 2.25% per year. Additionally, we are required to pay a commitment fee on the undrawn portions of the credit facility at the rate of 0.75% per year and we paid to Guggenheim a closing fee of $0.2 million. We may terminate or reduce the committed amount of the facility at any time, subject to payment satisfying certain requirements and payment of a prepayment fee. Obligations under the credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment, but excluding the stock of our subsidiaries and certain assets located outside of the U.S.
          The credit facility includes provisions for a possible term loan facility and an increased revolving credit facility line in the future. If such term loan is made, the early termination prepayment fee is no longer applicable. The credit facility also contains financial covenants that require us to maintain enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of March 31, 2007, we were not in compliance with all financial covenants; however, we have received a waiver as of that date.
          As of March 31, 2007, no borrowings were outstanding, and a nominal amount of interest was included in accrued liabilities.

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
          On January 18, 2006, HSBC notified us that as a result of our default of certain financial covenants for the quarter ended December 31, 2005, they would not extend further credit under our revolving credit facility. HSBC stated that, without waiving any rights, it may in its sole discretion agree to review revised business plans or projections and make or not make future advances under the facility, however, it would not do so on the basis of our business plans at that time. As of March 31, 2006, we had no balance or letters of credit outstanding under the credit facility, and a nominal amount of interest payable was included in accrued liabilities.
          On May 31, 2006, the revolving credit facility with HSBC expired. As of such date, we had no obligations outstanding under the credit facility.
          GECC Senior Credit Facility
          On November 12, 2002, we obtained a 30-month $50.0 million secured revolving credit facility (“Senior Credit Facility”) with General Electric Capital Corporation (“GECC”) to fund our working capital and general corporate needs, as well as to fund advances to Atari Interactive and Paradigm. Loans under the Senior Credit Facility were based on a borrowing base comprised of the value of our accounts receivable and short-term marketable securities. The Senior Credit Facility bore interest at prime plus 1.25% for daily borrowings or LIBOR plus 3% for borrowings with a maturity of 30 days or greater. A commitment fee of 0.5% on the average unused portion of the facility is payable monthly and we paid $0.6 million as an initial commitment fee at closing. The Senior Credit Facility contained certain financial covenants and originally named certain related entities, such as Atari Interactive and Paradigm, as guarantors. In addition, amounts outstanding under the Senior Credit Facility were secured by our assets. The Senior Credit Facility expired on May 12, 2005.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Contractual Obligations
          As of March 31, 2007, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations were as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Fiscal Year	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

2008	$1,849	$3,764	$3,557	$75	$9,245
2009	—	—	3,024	12	3,036
2010	—	—	2,997	—	2,997
2011	—	—	2,937	—	2,937
2012	—	—	2,822	—	2,822
Thereafter	—	—	24,465	—	24,465

Total	$1,849	$3,764	$39,802	$87	$45,502

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately. Included in the total contractual obligations of $3.8 million are payments of $0.3 million to be made to a related party development studio.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2008 through fiscal 2022. There are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $1.6 million of sublease income to be received in fiscal 2008 and fiscal 2009. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Rent expense and sublease income for the years ended March 31, 2005, 2006, and 2007 is as follows (in thousands):

	Year ended
	March 31,
	2005	2006	2007
Rent expense	$5,622	$4,059	$3,760
Sublease income	$(708)	$(520)	$(653)

▪ Renewal of New York Lease

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million per year for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, of which $1.2 million has been recorded as a deferred credit as of March 31, 2007; the remainder of the deferred credit will be recorded as the improvements are completed, and will be amortized against rent expense over the life of the lease. A nominal amount of amortization was recorded during the year ended March 31, 2007. We provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in security deposits on our consolidated balance sheet.

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2006, the net book value of the assets, included within property and equipment on the balance sheet, was $0.5 million, net of accumulated depreciation of $0.3 million. As of March 31, 2007, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.
Litigation
          As of March 31, 2007, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
Bouchat v. Champion Products, et al. (Accolade)
          This suit involving Accolade, Inc. (a predecessor entity of Atari) was filed in 1999 in the District Court of Maryland. The plaintiff originally sued the NFL claiming copyright infringement of a logo being used by the Baltimore Ravens that plaintiff allegedly designed. The plaintiff then also sued nearly 500 other defendants, licensees of the NFL, on the same basis. The NFL hired White & Case to represent all the defendants. Plaintiff filed an amended complaint in 2002. In 2003, the District Court held that plaintiff was precluded from recovering actual damages, profits or statutory damages against the defendants, including Accolade. Plaintiff has appealed the District Court’s ruling to the Fourth Circuit Court of Appeals. White & Case continues to represent Accolade and the NFL continues to bear the cost of the defense.
Indigo Moon Productions, LLC v. Hasbro, Inc., et al.
          On August 12, 2005, Indigo Moon Productions, LLC (“Indigo Moon”) filed a lawsuit against Hasbro, Inc., Hasbro Interactive, Atari Interactive, us and Infogrames, Inc. in the United States District Court in the Western District of Kentucky. Indigo Moon alleges that on or about June 28, 2000, Indigo Moon and Hasbro Interactive, Inc. (n/k/a Atari Interactive) entered into a Confidential Information Agreement for sharing information regarding the possibility of cooperating on the production or exploitation of interactive games. Indigo Moon alleges that it provided Atari Interactive with designs and concepts for a computerized version of Clue and that Atari Interactive represented that it would compensate Indigo Moon for its work, but did not. Indigo Moon further alleges that in October 2003 Hasbro, Atari Interactive and/or Infogrames, Inc. (n/k/a Atari) released a Clue FX Game and that in the spring of 2005 Hasbro, Atari Interactive and/or Infogrames, Inc. released Clue Mysteries, each of which allegedly incorporates Indigo Moon’s work. Indigo Moon’s complaint alleges the following specific causes of action: breach of express contract, breach of implied contract, promissory estoppel, quasi-contract and unjust enrichment, breach of a confidential relationship and misappropriation of trade secret; and seeks unspecified damages. Plaintiff has agreed to dismiss us from this case without prejudice and to proceed against the remaining defendants. A Notice of Dismissal has been filed with the Court and Atari, Inc. has been dismissed from this case.
Ernst & Young, Inc. v. Atari, Inc.
          On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada. Our answer and counterclaim were filed in August of 2006 and we initiated discovery against Ernst & Young at the same time. Settlement discussions commenced in September 2006 and are currently on-going.
Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.
          On October 26, 2006, Research in Motion Limited (“RIM”) filed a claim against us and Atari Interactive in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems. Breakout and Super Breakout are games owned by Atari Interactive. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law. In August 2007, the Court ruled against Atari’s December 2006 motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. Atari is in the process of appealing this decision.
NOTE 16 – EMPLOYEE SAVINGS PLAN
          We maintain an Employee Savings Plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all United States employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service with matching of 100% of the first 3% and 50% of the next 6% of the employee’s contribution provided by us. Generally, the Plan’s assets in a participant’s account will be distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by us. Generally, we do not provide our employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $1.1 million, $0.6 million, and $0.2 million, for the years ended March 31, 2005, 2006, and 2007, respectively.
NOTE 17 – GAIN ON SALE OF DEVELOPMENT STUDIO ASSETS
Sale of Shiny Entertainment
     In September 2006, we sold to a third party certain development assets of our Shiny studio for $1.8 million. We recorded a gain of $0.9 million, which represented the difference between the proceeds from the sale and the net book value of the property and equipment sold. There was no allocation of goodwill to Shiny as a result of this sale, as it has been determined that the Shiny studio did not constitute a business in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The gain on sale is reflected on the face of our consolidated statements of operations for the year ended March 31, 2007.
NOTE 18 – SALE OF INTELLECTUAL PROPERTY
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
     In the first quarter of fiscal 2007, we entered into a Purchase and Sale Agreement with a third party to sell and assign all rights, title, and interest in the Stuntman franchise, along with a development agreement with the current developer for the creation of this game. The cash proceeds from the sale were $9.0 million, which was recorded as a gain on sale of intellectual property during the year ended March 31, 2007.
NOTE 19 – DISCONTINUED OPERATIONS
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
Sale of Reflections
     In August 2006, we sold to a third party the Driver intellectual property and certain assets of Reflections for $24.0 million. We maintained sell-off rights for three months for all Driver products, excluding Driver: Parallel Lines, which we maintained until the end of the third quarter of the current fiscal year. The tangible assets included in the sale were property and equipment only. Goodwill allocated to Reflections was $12.3 million. During the second quarter of fiscal 2007, we recorded a gain in the amount of the difference between the proceeds from the sale and the net book value of Reflections’ property and equipment and the goodwill allocation. The gain recorded was approximately $11.5 million, and was included in (loss) from discontinued operations of Reflections (see below).
•	Balance Sheets
     At March 31, 2006 and 2007, the assets and liabilities of Reflections are presented separately on our consolidated balance sheets. The balances at March 31, 2007 represent assets and liabilities associated with Reflections and the Driver franchise that were not included in the sale. Management’s intent is to divest itself of the remaining assets and liabilities associated with Reflections’ office lease over the next six months. The components of the assets and liabilities of discontinued operations are as follows (in thousands):

	March 31, 2006	March 31, 2007
Assets:
Cash	$438	$—
Inventories, net	574	—
Prepaid expenses and other current assets	1,222	310
Property and equipment, net	251	—
Other assets	464	335

Total assets	$2,949	$645

Liabilities:
Accounts payable	$874	$—
Accrued liabilities	731	—
Royalties payable	1,413	—

Total liabilities	$3,018	$—

•	Results of Operations
     As Reflections represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the consolidated statements of operations. Net revenues and income (loss) from discontinued operations, net of tax, for the year ended March 31, 2005, 2006, and 2007, respectively, are as follows (in thousands):

	Year Ended
	March 31,
	2005	2006	2007
Net revenues	$63,976	$11,865	$(630)

Income (loss) from operations of Reflections Interactive Ltd	30,263	(5,611)	(7,038)
Gain on sale of Reflections Interactive Ltd	—	—	11,472

Income (loss) before provision for income taxes from discontinued operations of Reflections Interactive Ltd	30,263	(5,611)	4,434
Provision for income taxes	9,716	—	7,559

Income (loss) from discontinued operations of Reflections Interactive Ltd	$20,547	$(5,611)	$(3,125)

NOTE 20 – RESTRUCTURING
     During the fourth quarter of fiscal 2005, following the guidance established under FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” management announced a restructuring plan to strengthen our competitive position in the marketplace as well as enhance shareholder value. During the years ended March 31, 2005 and 2006, we recorded restructuring expenses of $4.9 million and $8.9 million, respectively, which include the termination of several key executives as well as severance and other charges related to the closing of the Beverly, MA, and Santa Monica, CA, publishing studios and the transfer of all publishing operations to the New York office. Also included in this charge for fiscal 2006, in accordance with FASB Statement No. 146, is the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices, as well as costs related to employee terminations at our New York headquarters that took place in the fourth quarter of fiscal 2006. In fiscal 2007, restructuring expenses of $0.7 million consisted primarily of true ups to the present value of all future lease payments and sublease income recorded in fiscal 2006, as required by FASB Statement No. 146, as well as additional severance and miscellaneous charges. The charge for restructuring is comprised of the following (in thousands):

	Years Ended
	March 31,
	2005	2006	2007
Severance and retention expenses	$4,219	$4,907	$87
Lease related costs	—	1,615	595
Relocation	—	447	—
Fixed asset write offs	—	434	—
Modification of stock options	596	404	—
Consultants	—	358	—
Miscellaneous costs	117	702	27

Total	$4,932	$8,867	$709

     We expect to incur a nominal amount of costs in fiscal 2008 related to management’s 2005 restructuring plan, primarily related to the present value lease true ups. Additionally, in the first quarter of fiscal 2008, management announced a new plan to reduce our total workforce by 20%, primarily in general and administrative functions, which will result in a charge of approximately $0.8 million to $1.1 million to be recorded in fiscal 2008 (see Note 22).
     The following is a reconciliation of our restructuring reserve from inception through March 31, 2007 (in thousands):

	Balance at			Cash payments,	Balance at
	March 31, 2004	Accrued Amounts	Reclasses	net	March 31, 2005
Short term
Severance and retention	$—	$4,167	$—	$(2,362)	$1,805
Miscellaneous costs	—	117	—	(37)	80

Total	—	4,284	—	(2,399)	1,885

Long term
Severance and retention	—	52	—	—	52

Total	—	52	—	—	52

Total	$—	$4,336	$—	$(2,399)	$1,937

	Balance at			Cash payments,	Balance at
	March 31, 2005	Accrued Amounts	Reclasses	net	March 31, 2006
Short term
Severance and retention	$1,805	$4,907	$52	$(4,878)	$1,886
Lease related costs	—	1,615	(56)	(1,314)	245
Relocation	—	447	—	(447)	—

	Balance at			Cash payments,	Balance at
	March 31, 2005	Accrued Amounts	Reclasses	net	March 31, 2006
Consultants	—	358	—	(358)	—
Miscellaneous costs	80	702	—	(750)	32

Total	1,885	8,029	(4)	(7,747)	2,163

Long term
Severance and retention	52	—	(52)	—	—
Lease related costs	—	—	56	—	56

Total	52	—	4	—	56

Total	$1,937	$8,029	$—	$(7,747)	$2,219

	Balance at			Cash payments,	Balance at
	March 31, 2006	Accrued Amounts	Reclasses	net	March 31, 2007
Short term
Severance and retention	$1,886	$87	$—	$(1,973)	$—
Lease related costs	245	595	53	(839)	54
Miscellaneous costs	32	27	—	(59)	—

Total	2,163	709	53	(2,871)	54

Long term
Lease related costs	56	—	(53)	—	3

Total	56	—	(53)	—	3

Total	$2,219	$709	$—	$(2,871)	$57

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
NOTE 21 – OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS
     We have three reportable segments: publishing, distribution and corporate. During the first quarter of the prior fiscal year, publishing was comprised of two studios located in Santa Monica, California, and Beverly, Massachusetts. As part of our restructuring plan, the Beverly studio was closed in the first quarter of fiscal 2006 and the Santa Monica studio was closed in the second quarter of fiscal 2006; all publishing operations have been transferred to the New York office. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, we do not separately track or maintain records, other than those for goodwill (all attributable to the publishing segment during all periods presented, and fully impaired as of March 31, 2007) and a nominal amount of fixed assets, which identify assets by segment and, accordingly, such information is not available.
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

     The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest expense, net, by reportable segment for the years ended March 31, 2005, 2006, and 2007 (in thousands):

	Publishing	Distribution	Corporate	Total
Year ended March 31, 2005:
Net revenues	$289,636	$54,201	$—	$343,837
Operating income (loss) (1)	6,894	13,150	(39,082)	(19,038)
Depreciation and amortization	(2,646)	—	(4,312)	(6,958)
Interest expense, net	—	—	(459)	(459)

Year ended March 31, 2006:
Net revenues	$153,598	$53,198	$—	206,796
Operating (loss) income (1) (2)	(22,054)	2,052	(34,108)	(54,110)
Depreciation and amortization	(1,875)	—	(3,327)	(5,202)
Interest expense, net	—	—	(595)	(595)

Year ended March 31, 2007:
Net revenues	$104,650	$17,635	$—	$122,285
Operating (loss) income (1) (2) (3)	(52,003)	1,145	(26,077)	(76,935)
Depreciation and amortization	(517)	—	(2,451)	(2,968)
Interest income, net	—	139	162	301

(1)	Operating (loss) for the Corporate segment for the years ended March 31, 2005, 2006, and 2007 excludes restructuring charges of $4.9 million, $8.9 million, and $0.7 million, respectively. Including restructuring charges, total operating loss for the years ended March 31, 2005, 2006, and 2007 is $24.0 million, $63.0 million, and $77.6 million, respectively.

(2)	Operating (loss) for the publishing segment for the year ended March 31, 2006 includes a gain on the sale of intellectual property of $6.2 million, and for the year ended March 31, 2007 includes a gain on the sale of intellectual property of $9.0 million and a gain on the sale of development studio assets of $0.9 million.

(3)	Operating (loss) for the publishing segment for the year ended March 31, 2007 includes impairment of goodwill of $54.1 million.
Net revenues by product are as follows (in thousands):

	March 31,
	2005	2006	2007
Publishing net product revenues:
Console
PlayStation 2	$97,931	$45,438	$31,047
Xbox 360	—	—	10,582
Nintendo Wii	—	—	7,346
Plug and play	15,519	11,904	2,449
Xbox	23,279	12,544	262
Game Cube	14,181	2,304	175
PlayStation	2,943	—	—

Total console	153,853	72,190	51,861

Handheld
PlayStation Portable	—	2,688	6,647
Game Boy Advance	34,784	8,576	3,410
Nintendo DS	2,141	2,688	1,749

	March 31,
	2005	2006	2007
Game Boy Color	—	—	—

Total handheld	36,925	13,952	11,806

PC	76,792	41,857	23,788

Total publishing net product revenues	267,570	127,999	87,455

International royalty income (Note 13)	2,520	13,521	5,243
Licensing and other income	19,546	12,078	11,952

Total publishing net revenues	289,636	153,598	104,650

Distribution net revenues	54,201	53,198	17,635

Total net revenues	$343,837	$206,796	$122,285

     Information about our operations in the United States and Europe (revenue based on location product is shipped from) for the years ended March 31, 2005, 2006, and 2007 are presented below (in thousands):

	United
	States	Europe	Total
Year ended March 31, 2005:
Net revenues (1)	$343,837	$—	$343,837
Operating (loss) (2)	(13,573)	(10,397)	(23,970)
Capital expenditures (3)	1,861	268	2,129
Total assets (4)	187,370	2,669	190,039
Year ended March 31, 2006:
Net revenues (1)	$206,796	—	$206,796
Operating (loss) (2)	(51,713)	(11,264)	(62,977)
Capital expenditures (3)	2,305	224	2,529
Total assets (4)	141,361	2,309	143,670
Year ended March 31, 2007:
Net revenues (1)	$122,285	—	$122,285
Operating (loss) (2)	(74,873)	(2,771)	(77,644)
Capital expenditures (3)	837	8	845
Total assets (4)	42,049	770	42,819

(1)	United States net revenues include royalties on sales of our product sold internationally. For the years ended March 31, 2005, 2006, and 2007 the royalties were $2.5 million, $13.5 million, and $5.2 million, respectively.

(2)	Operating income (loss) for Europe for the years ended March 31, 2005, 2006, and 2007 includes operating expenses of $10.4 million, $11.5 million, and $4.7 million, respectively, for the Reflections studio, which was sold to a third party in the second quarter of fiscal 2007 (Note 19). These expenses are included in income (loss) from discontinued operations for each period presented.

(3)	Capital expenditures for Europe for all periods presented are property and equipment purchases for the Reflections studio, which is presented as a discontinued operation for all periods presented, and was sold to a third party in the second quarter of fiscal 2007 (Note 19).

(4)	Total assets for Europe for the years ended March 31, 2005, 2006, and 2007 include assets of $2.2 million, $2.1 million, and $0.6 million, respectively, for the Reflections studio, which was sold to a third party in the second quarter of fiscal 2007 (Note 19). These assets are included in assets of discontinued operations for each period presented.

NOTE 22 – SUBSEQUENT EVENTS
Restructuring
     On May 1, 2007, we announced a plan to reduce our total workforce by approximately 20%, primarily in general and administrative functions. This plan was approved by the Board of Directors on April 10, 2007 and communication to employees was completed on April 30, 2007. We expect to complete the workforce reductions by July 31, 2007. We anticipate recording a restructuring reserve during our fiscal 2008 first quarter to reflect severance packages of approximately $0.8 million to $1.1 million. We expect payments regarding the severance packages to extend through the first quarter of fiscal 2009.
NOTE 23 – STAFF ACCOUNTING BULLETIN NO. 108
     In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 permits us to adjust for the cumulative effect of errors relating to prior years, not previously identified, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of implementation. SAB No. 108 also permits us to correct the immaterial effects of these errors on fiscal 2007 quarters the next time we file these prior period interim financial statements on Form 10-Q. As such, we do not intend to amend previously filed reports with the SEC. In accordance with SAB No. 108, we have adjusted our opening retained earnings for fiscal 2007 and the unaudited quarterly financial data for the first three quarters of fiscal 2007, presented in Note 25, for the effects of the errors described below. We consider these errors to be individually and collectively immaterial to prior periods.
•	Inventory Write-off related to the lower-of-cost or market adjustment

During our year end financial closing, we determined that in previous periods we did not properly record a lower-of-cost-or-market adjustment to our inventory. As such, we have written off inventory based on facts and circumstances known and available at March 31, 2006 and prior. This inventory write-off of $0.7 million decreases the balances in opening retained earnings and inventory as of April 1, 2006, as presented in the table below.

•	Deferred Tax Liability

During our year end financial closing, we determined that we had not established a deferred tax liability for the deferred tax consequences of a temporary difference that arose from a difference in the book and tax basis of goodwill. As such, we have adjusted our opening retained earnings for fiscal 2007.

	Inventory	Deferred Tax
	Write-off	Liability	Total
Cumulative effect on inventory as of April 1, 2006	$(735)	$—	$(735)
Cumulative effect on long-term deferred tax liability as of April 1, 2006	$—	$(2,123)	$(2,123)
Cumulative effect on retained earnings as of April 1, 2006	$(735)	$(2,123)	$(2,858)
NOTE 24 – RESTATEMENT
     We identified an error following the issuance of the fiscal 2005 and 2006 consolidated financial statements relating to the presentation of financing activities within our consolidated statements of cash flows. We failed to present separately the gross borrowings and repayments under third party credit facilities with maturities of greater than 3 months. The gross borrowings and repayments were $263,281 and $263,281, respectively in 2005 and $157,567 and $157,567, respectively in 2006.
NOTE 25 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT
     Summarized unaudited quarterly financial data for the fiscal year ended March 31, 2006 is as follows (in thousands, except per share amounts):

	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006
Net revenues	$23,877	$38,358	$99,982	$44,579
Operating (loss)	(30,099)	(22,072)	(2,245)	(8,561)
(Loss) income from continuing operations	(30,138)	(22,331)	(2,348)	(8,558)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,679)	(2,880)	(2,413)	2,361

	June 30,	September 30,	December 31,	March 31,
	2005	2005	2005	2006
Net (loss)	(32,817)	(25,211)	(4,761)	(6,197)

Basic and diluted (loss) from continuing operations per share	$(2.49)	$(1.81)	$(0.17)	$(0.66)
Basic and diluted (loss) from discontinued operations of Reflections Interactive Ltd, net of tax, per share	$(0.22)	$(0.23)	$(0.18)	$0.18
Basic and diluted net (loss) per share	$(2.71)	$(2.04)	$(0.35)	$(0.48)

Weighted average shares outstanding – basic and diluted	12,130	12,377	13,475	13,476
     Summarized unaudited quarterly financial data for the fiscal year ended March 31, 2007 is as follows (in thousands, except per share amounts):

	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2007
		(Revised and	(Revised and
	(Revised)	Restated)	Restated)
Net revenues	$19,474	$28,588	$47,277	$26,946
Operating (loss) income	(4,713)	(9,623)	1,711	(65,019)
(Loss) income from continuing operations	(4,759)	(4,477)	1,082	(58,432)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,537)	4,410	(1,727)	(3,271)
Net (loss)	(7,296)	(67)	(645)	(61,703)

Basic and diluted (loss) income from continuing operations per share	$(0.35)	$(0.33)	$0.08	$(4.33)
Basic and diluted (loss) income from discontinued operations of Reflections Interactive Ltd, net of tax, per share	$(0.19)	$0.32	$(0.13)	$(0.24)
Basic and diluted net (loss) per share	$(0.54)	$(0.01)	$(0.05)	$(4.57)

Weighted average shares outstanding – basic and diluted	13,477	13,478	13,478	13,478
     During the fourth quarter of fiscal 2006, we sold certain of our intellectual properties to a third party for a total of $6.2 million, which was recorded as a gain on sale (Note 18). Additionally, we recorded additional price protection allowances of $4.2 million in connection with an aggressive pricing plan implemented in the first quarter of fiscal 2007.
     During the first quarter of fiscal 2007, we sold a certain intellectual property to a third party for proceeds of $9.0 million, which was recorded as a gain on sale (Note 18).
     During the second quarter of fiscal 2007, we sold to a third party Driver intellectual property and certain assets of Reflections for $24.0 million, recording a gain of $11.5 million, included in income from discontinued operations of Reflections Interactive Ltd, net of tax (Note 19). Additionally, in the second quarter of fiscal 2007, we sold to a third party certain development assets of Shiny for $1.8 million and recorded a gain of $0.9 million, which represented the difference between the proceeds from the sale and the net book value of the property and equipment sold (Note 17).
     During the fourth quarter of fiscal 2007, we recorded an impairment charge on our goodwill of $54.1 million (Note 6).
     The per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts.
     Restatement of Loss from Continuing Operations and (Loss) Income from Discontinued Operations

     In the fourth quarter of fiscal 2007, we identified an error in the way we previously accounted for income taxes. Paragraph 38 of FASB Statement No. 109, “Accounting for Income Taxes,” provides guidance on the process by which an entity should allocate the total tax provision or benefit to the various components of the income statement, including continuing and discontinued operations. The method prescribed by Paragraph 38 computes the total tax provision or benefit for all items of income and expense and then separately computes the tax provision or benefit for continuing operations. The difference between these two computations is allocated among the remaining categories. Paragraph 140 provides an exception to the general rule under Paragraph 38 by stating that all categories should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. This analysis should be done on a jurisdictional basis to ensure that the loss from continuing operations can properly offset income or gain from other categories in compliance with the appropriate tax law.
     In our second quarter of fiscal 2007, we realized a gain from our domestic discontinued operations as a result of the sale of certain US intellectual property. We failed to consider the proper tax accounting consequences of this transaction by benefiting the cumulative second quarter of fiscal 2007 loss from continuing operations for the effect of the gain in domestic discontinued operations. The recording of a benefit would be appropriate in this instance, under the guidance of Paragraph 140, because such domestic loss would offset the domestic gain generated in discontinued operations. An adjustment to the third quarter fiscal 2007 tax accounts was also necessary as income and loss from the respective categories fluctuated during the third quarter and therefore impacted the cumulative tax benefit and detriment required to be accrued.
     Accordingly, our previously reported unaudited quarterly information has been revised and restated to reflect adjustments related to the errors in accounting for income taxes as discussed above and the adoption of SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” as discussed in Note 23.
     A summary of the effects is as follows (in thousands):

		Restatement	SAB No. 108	As Revised and
As of and for the Three Months Ended June 30, 2006	As Reported	Adjustment	Adjustment	Restated
Long-term deferred tax liability	$—	$—	$2,305	$2,305

(Loss) before provision for income taxes	$(4,577)	$—	$—	$(4,577)
Provision for income taxes	—	—	182	182

(Loss) from continuing operations	(4,577)	—	182	(4,759)
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(2,537)	—	—	(2,537)

Net (loss)	$(7,114)	$—	$182	$(7,296)

Basic and diluted net (loss) per share (1):
(Loss) from continuing operations	$(0.34)	$—	$0.01	$(0.35)
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(0.19)	—	—	(0.19)

Net (loss)	$(0.53)	$—	$0.01	$(0.54)

		Restatement	SAB No. 108	As Revised and
As of and for the Three Months Ended September 30, 2006	As Reported	Adjustment	Adjustment	Restated
Long-term deferred tax liability	$—	$—	$2,683	$2,683

(Loss) before (benefit from) provision for income taxes	$(9,492)	$—	$—	$(9,492)
(Benefit from) provision for income taxes	—	(5,393)	378	(5,015)

(Loss) from continuing operations	(9,492)	(5,393)	378	(4,477)
Income from discontinued operations of Reflections Interactive Ltd, net of tax	9,803	5,393	—	4,410

Net income	$311	$—	$378	$67

Basic and diluted net income per share (1):
(Loss) from continuing operations	$(0.70)	$(0.40)	$0.03	$(0.33)
Income from discontinued operations of Reflections Interactive Ltd, net of tax	0.72	0.40	—	0.32

Net income (loss)	$0.02	$—	$0.03	$(0.01)

		Restatement	SAB No. 108	As Revised and
For the Six Months Ended September 30, 2006	As Reported	Adjustment	Adjustment	Restated
(Loss) before (benefit from) provision for income taxes	$(14,069)	$—	$—	$(14,069)
(Benefit from) provision for income taxes	—	(5,393)	560	(4,833)

(Loss) from continuing operations	(14,069)	(5,393)	560	(9,236)
Income from discontinued operations of Reflections Interactive Ltd, net of tax	7,266	5,393	—	1,873

Net (loss)	$(6,803)	$—	$560	$(7,363)

Basic and diluted net (loss) per share (1):
(Loss) from continuing operations	$(1.04)	$(0.40)	$0.04	$(0.68)
Income from discontinued operations of Reflections Interactive Ltd, net of tax	0.54	0.40	—	0.14

Net (loss)	$(0.50)	$—	$0.04	$(0.54)

		Restatement	SAB No. 108	As Revised and
As of and for the Three Months Ended December 31, 2006	As Reported	Adjustment	Adjustment	Restated
Long-term deferred tax liability	$—	$—	$2,613	$2,613

Income before provision for income taxes	$1,689	$—	$—	$1,689
Provision for income taxes	—	677	(70)	607

Income from continuing operations	1,689	677	(70)	1,082
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(2,404)	(677)	—	(1,727)

Net (loss)	$(715)	$—	$(70)	$(645)

Basic and diluted net (loss) per share (1):
Income from continuing operations	$0.13	$0.05	$(0.00)	$0.08
(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(0.18)	(0.05)	—	(0.13)

Net (loss)	$(0.05)	$—	$0.00	$(0.05)

		Restatement	SAB No. 108	As Revised and
For the Nine Months Ended December 31, 2006	As Reported	Adjustment	Adjustment	Restated
(Loss) before (benefit from) provision for income taxes	$(12,380)	$—	$—	$(12,380)
(Benefit from) provision for income taxes	—	(4,716)	490	(4,226)

(Loss) from continuing operations	(12,380)	(4,716)	490	(8,154)
Income from discontinued operations of Reflections Interactive Ltd, net of tax	4,862	4,716	—	146

Net (loss)	$(7,518)	$—	$490	$(8,008)

Basic and diluted net (loss) per share (1):
(Loss) from continuing operations	$(0.92)	$(0.35)	$0.03	$(0.60)
Income from discontinued operations of Reflections Interactive Ltd, net of tax	0.36	0.35	—	0.01

Net (loss)	$(0.56)	$—	$0.03	$(0.59)

(1)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated to reflect the reverse stock split.

ATARI, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Net	Operating		End
Description	of Period	Revenues	Expenses	Deductions	of Period

Allowance for bad debts, returns, price protection and other customer promotional programs:
Year ended March 31, 2007	$30,918	$22,428	$269	$(39,467)	$14,148

Year ended March 31, 2006	$24,285	$54,964	$1,919	$(50,250)	$30,918

Year ended March 31, 2005	$36,279	$76,239	$3,622	$(91,855)	$24,285

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Cost of	Operating		End
Description	of Period	Goods Sold	Expenses	Deductions	of Period

Reserve for obsolescence:
Year ended March 31, 2007	$2,427	$2,486	$—	$(3,054)	$1,859

Year ended March 31, 2006	$2,489	$3,678	$—	$(3,740)	$2,427

Year ended March 31, 2005	$2,035	$2,645	$—	$(2,191)	$2,489