Form 10-Q
period 2007-06-30
ATARI INC
filed 2007-11-06
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2007, there were 13,477,920 shares of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2007	2007
ASSETS
Current assets:
Cash	$7,603	$3,480
Receivables, net of allowances of $14,148 and $1,254 at March 31, 2007 and June 30, 2007, respectively	6,473	572
Inventories, net (Note 5)	8,843	8,028
Due from related parties (Note 7)	1,799	2,707
Prepaid expenses and other current assets (Note 5)	10,229	9,701
Assets of discontinued operations (Note 10)	645	708

Total current assets	35,592	25,196
Property and equipment, net of accumulated depreciation of $30,945 and $31,359 at March 31, 2007 and June 30, 2007, respectively	4,217	6,856
Security deposits	1,940	1,918
Other assets	1,070	1,018

Total assets	$42,819	$34,988

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$11,013	$10,748
Accrued liabilities (Note 5)	13,381	16,686
Royalties payable	4,282	4,556
Due to related parties (Note 7)	5,703	2,160

Total current liabilities	34,379	34,150
Due to related parties – long-term (Note 7)	1,912	2,467
Long-term deferred rent and related rental obligations	3,093	6,665
Other long-term liabilities	341	354

Total liabilities	39,725	43,636

Commitments and contingencies (Note 8)

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized, 13,477,920 shares issued and outstanding at March 31, 2007 and June 30, 2007	1,348	1,348
Additional paid-in capital	760,527	760,732
Accumulated deficit	(761,299)	(773,240)
Accumulated other comprehensive income	2,518	2,512

Total stockholders’ equity (deficiency)	3,094	(8,648)

Total liabilities and stockholders’ equity (deficiency)	$42,819	$34,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended
	June 30,
	2006	2007
Net revenues	$19,474	$10,420

Costs and expenses:
Cost of goods sold	13,927	6,766
Research and product development	7,146	4,411
Selling and distribution expenses	5,101	3,550
General and administrative expenses	5,435	5,701
Restructuring expenses	130	949
Gain on sale of intellectual property	(9,000)	—
Atari trademark license expense	555	555
Depreciation and amortization	893	414

Total costs and expenses	24,187	22,346

Operating (loss)	(4,713)	(11,926)
Interest income (expense), net	117	(13)
Other income	19	19

(Loss) before provision for income taxes	(4,577)	(11,920)
Provision for income taxes	182	—

(Loss) from continuing operations	(4,759)	(11,920)
(Loss) from discontinued operations of Reflections Interactive Ltd., net of tax	(2,537)	(21)

Net loss	$(7,296)	$(11,941)

Basic and diluted net loss per share:
(Loss) from continuing operations	$(0.35)	$(0.88)
(Loss) from discontinued operations of Reflections Interactive Ltd., net of tax	(0.19)	(0.01)

Net loss	$(0.54)	$(0.89)

Basic and diluted weighted average common shares outstanding	13,477	13,478

See Note 7 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months
	Ended
	June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,296)	$(11,941)
Adjustments to reconcile net loss to net cash (used in) operating activities:
(Loss) from discontinued operations of Reflections Interactive Ltd., net of tax	2,537	21
Stock-based compensation expense	341	205
Atari trademark license expense	555	555
Depreciation and amortization	893	414
Gain on sale of intellectual property	(9,000)	—
Recognition of deferred income	(19)	(19)
Non-income on cash collateralized security deposit	—	23
Accrued interest	—	1
Amortization of deferred financing fees	115	52
Changes in operating assets and liabilities:
Receivables, net	8,167	5,901
Inventories, net	2,822	815
Due from related parties	3,615	(3,543)
Due to related parties	(1,678)	(908)
Prepaid expenses and other current assets	(406)	1,514
Other assets and security deposits	782	17
Accounts payable	(7,852)	(269)
Accrued liabilities	2,506	2,303
Royalties payable	(5,382)	274
Long-term liabilities	176	823

Net cash used in continuing operations	(9,124)	(3,762)
Net cash used in discontinued operations	(3,263)	(71)

Net cash used in operating activities	(12,387)	(3,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	6,000	—
Increase in restricted cash collateralizing letter of credit	(1,764)	—
Purchases of property and equipment	(24)	(261)

Net cash provided by (used in) continuing operations	4,212	(261)
Net cash (used in) discontinued operations	(7)	—

Net cash provided by (used in) investing activities	4,205	(261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligations	(88)	(31)

Net cash (used in) financing activities from continuing operations	(88)	(31)

Effect of exchange rates on cash	9	2

Net decrease in cash	(8,261)	(4,123)
Cash — beginning of fiscal period	14,948	7,603

Cash — end of fiscal period	$6,687	$3,480

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	43	28
Cash paid for taxes	—	—
Income tax refunds	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Receivable recorded from sale of intellectual property	3,000	—
Consideration accrued for purchase of capitalized licenses	—	1,005
Capitalization of leasehold improvements funded by landlord	—	2,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2007	13,478	$1,348	$760,527	$(761,299)	$2,518	$3,094
Comprehensive loss:
Net loss	—	—	—	(11,941)	—	(11,941)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)

Total comprehensive loss						(11,947)

Stock-based compensation expense	—	—	205	—	—	205

Balance, June 30, 2007	13,478	$1,348	$760,732	$(773,240)	$2,512	$(8,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
  Nature of Business
     We are a publisher of video game software that is distributed throughout the world and a distributor of video game software in North America. We publish, develop (through external resources), and distribute video games for all platforms, including Sony PlayStation 2, PlayStation 3, and PSP; Nintendo Game Boy Advance, GameCube, Wii, and DS; and Microsoft Xbox and Xbox 360, as well as for personal computers, or PCs. The products we publish or distribute extend across every major video game genre, including action, adventure, strategy, role-playing, and racing.
     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At June 30, 2007, IESA owns approximately 51% of us through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”). As a result of this relationship, we have significant related party transactions (Note 7).
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
     During fiscal 2006 and 2007, we sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations.  During fiscal 2007, we raised approximately $35.0 million through the sale of the rights to the Driver games and certain other intellectual property, and the sale of our Reflections Interactive Ltd. (“Reflections”) and Shiny Entertainment (“Shiny”) studios.  By the end of fiscal 2007, we did not own any development studios.
     The reduction in our development and development financing activities has significantly reduced the number of games we publish.  During fiscal 2007, our revenues from publishing activities were $104.7 million, compared with $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005. During the three months ended June 30, 2007, our revenues from our publishing business were $9.7 million.

     For the year ended March 31, 2007, we had an operating loss of $77.6 million, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. During the three months ended June 30, 2007, we incurred an operating loss of approximately $11.9 million. We have taken significant steps to reduce our costs such as our May 2007 workforce reduction of approximately 20%. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 are even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 are focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs during the second and third quarter of our fiscal year.
     As of September 30, 2007, our only borrowing facility is an asset-based secured credit facility that we established in November 2006 with a group of lenders for which Guggenheim Corporate Funding LLC (“Guggenheim”) is the administrative agent. The credit facility consists of a secured, committed, revolving line of credit in an initial amount up to $15.0 million (subject to a borrowing base calculation), which initially included a $10.0 million sublimit for the issuance of letters of credit. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.
     On October 5, 2007, CUSH, via a written consent, removed James Ackerly, Ronald C. Bernard, Michael G. Corrigan, Denis Guyennot, and Ann E. Kronen from the Board of Directors of Atari. On October 15, 2007, we announced the appointment of Wendell Adair, Eugene I. Davis, James B. Shein, and Bradley E. Scher as independent directors of our Board. Further, we have also appointed Curtis G. Solsvig III, as our Chief Restructuring Officer and have retained AlixPartners (of which Mr. Solsvig is a Managing Director) to assist us in evaluating and implementing strategic and tactical options through our restructuring process.
     On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On November 6, 2007, we entered into a waiver and amendment to the BlueBay Senior Credit Facility for certain financial covenants as of November 1, 2007. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need for the calendar 2007 holiday season. Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding the 2007 holiday season and to meet our working capital cash requirements but there is no guarantee that we will be able to do so.
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
     We continue to explore various alternatives to improve our financial position and secure other sources of financing which could include raising equity, forming both operational and financial strategic partnerships, entering into new arrangements to license intellectual property, and selling, licensing or sub-licensing selected owned intellectual property and licensed rights. Further, as we are contemplating various alternatives, we will be utilizing our new Chief Restructuring Officer, AlixPartners, and our special committee of our board of directors, consisting of our newly appointed independent board members, who are authorized to review significant and special transactions. We continue to examine the reduction of working capital requirements to further conserve cash and may need to take additional actions in the near-term, which may include additional personnel reductions and suspension of certain development projects during fiscal 2008.
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
   Basis of Presentation
     Our accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented in accordance with the instructions for Form 10-Q. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
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
     Revenue recognition, sales returns, price protection, other customer related allowances and allowance for doubtful accounts
     Revenue is recognized when title and risk of loss transfer to the customer, provided that collection of the resulting receivable is deemed reasonably probable by management.
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
  Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
  Fair Values of Financial Instruments
     Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate. We believe that the carrying amounts of our financial instruments, including cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties, reflected in the condensed consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.
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
  Research and Product Development Expenses
     Research and product development expenses related to the design, development and testing of newly developed software products are charged to expense as incurred. Research and product development expenses also include payments for royalty advances (milestone payments) to third party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
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
  Atari Trademark License
     In connection with a recapitalization completed in fiscal 2004, Atari Interactive, Inc. (“Atari Interactive”), a wholly-owned subsidiary of IESA, extended the term of the license under which we use the Atari trademark to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair value of the shares issued, which was expensed monthly until it became fully expensed in the first quarter of fiscal 2007. The monthly expense was based on the total estimated cost to be incurred by us over the ten-year license period ($8.5 million plus estimated royalty of 1% for years six through ten); upon the full expensing of the deferred charge, this expense is being recorded as a deferred liability owed to Atari Interactive, to be paid beginning in year six of the license.
  Recent Accounting Pronouncements
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

     See Note 6 regarding the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006.
NOTE 2 – STOCK-BASED COMPENSATION
     Effective April 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense at fair value for employee stock awards. We adopted FASB Statement No. 123(R) using the modified prospective method in which we are recognizing compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
     At June 30, 2007, we had one stock incentive plan, under which we could issue a total of 1,500,000 shares of common stock as stock options or restricted stock, of which 858,990 were still available for grant as of June 30, 2007. Upon approval of this plan, our previous stock option plans were terminated, and we were no longer able to issue options under those plans; however, options originally issued under the previous plans continue to be outstanding. All options granted under our current or previous plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant; options vest over four years and expire in ten years.
     The recognition of stock-based compensation expense increased our loss from continuing operations, our loss before provision for income taxes, and our net loss by $0.3 million and $0.2 million for the three months ended June 30, 2006 and 2007, respectively, and increased our basic or diluted loss per share amount by $0.03 and $0.02 for the three months ended June 30, 2006 and 2007, respectively. We have recorded a full valuation allowance against our net deferred tax asset, so the settlement of stock-based compensation awards will not result in tax deficiencies that could impact our consolidated statement of operations. Because the tax deduction from current period settlement of awards has not reduced taxes payable, the settlement of awards has no effect on our cash flow from operating and financing activities.
     The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statements of operations for the three months ended June 30, 2006 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2006	2007

Research and product development	$39	$85
Selling and distribution expenses	40	29
General and administrative expenses	262	91
     The weighted average fair value of options granted during the three months ended June 30, 2007 was $2.13. There were no options granted during the three months ended June 30, 2006. The fair value of our options is estimated using the Black-Scholes option pricing model. This model requires assumptions regarding subjective variables that impact the estimate of fair value. Our policy for attributing the value of graded vest share-based payment is a single option straight-line approach. The following table summarizes the assumptions used to compute the weighted average fair value of option grants:

	Three Months Ended
	June 30,
	2006	2007

Expected volatility	n/a	68%
Expected dividend yield	n/a	0%
Expected term	n/a	4

     The weighted average risk-free interest rate (based on the three year and five year US Treasury Bond average) for the three months ended June 30, 2007 was 4.55%. No grants were made during the three months ended June 30, 2006.
     FASB Statement No. 123(R) requires that we recognize stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, the expense recognized must be reduced for estimated forfeitures prior to vesting, based on a historical annual forfeiture rate, which is approximately 12%. Estimated forfeitures shall be assessed at each balance sheet date and may change based on new facts and circumstances. Prior to the adoption of FASB Statement No. 123(R), forfeitures were accounted for as they occurred when included in required pro forma stock compensation disclosures.
     The following table summarizes our option activity under our stock-based compensation plan for the three months ended June 30, 2007:

		Weighted Average
	Shares	Exercise Price
	(in thousands)
Options outstanding at March 31, 2007	1,112	$33.45
Granted	14	3.65
Forfeited	(253)	11.95
Expired	(340)	58.90

Options outstanding at June 30, 2007	533	$26.64

Options exercisable at June 30, 2007	135	$82.48

As of June 30, 2007, the weighted average remaining contractual term of options outstanding and exercisable was 8.0 years and 4.5 years, respectively, and there was no aggregate intrinsic value related to options outstanding and exercisable due to a market price greater than the exercise price of all options as of that date. As of June 30, 2007, the total future unrecognized compensation cost related to outstanding unvested options is $2.9 million, which will be recognized as compensation expense over the remaining weighted average vesting period of 3.1 years.
NOTE 3 – NET LOSS PER SHARE
     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans, including stock options and warrants, using the treasury stock method. The following is a reconciliation of basic and diluted loss from continuing operations and net loss per share (in thousands, except per share data):

	Three Months
	Ended
	June 30,
	2006	2007
Basic and diluted earnings per share calculation:

Loss from continuing operations	$(4,759)	$(11,920)
Loss from discontinued operations of Reflections Interactive Ltd., net of tax	(2,537)	(21)

Net loss	$(7,296)	$(11,941)

Basic and diluted weighted average shares outstanding	13,477	13,478

Basic and diluted net loss per share:
Loss from continuing operations	$(0.35)	$(0.88)
Loss from discontinued operations of Reflections Interactive Ltd., net of tax, per share	(0.19)	(0.01)

Net loss	$(0.54)	$(0.89)

     The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months ended June 30, 2006 and 2007 was 684,000 and 535,499, respectively, due to the net loss for each period presented.

NOTE 4 – CONCENTRATION OF CREDIT RISK
     As of March 31, 2007, we had two customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2007	2007
	% of Accounts Receivable	% of Net Revenues (1)
Customer 1	34%	19%
Customer 2	20%	9%

	54%	28%

     As of June 30, 2007, we had five customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the three months ended
	June 30,	June 30,
	2007	2007
	% of Accounts Receivable	% of Net Revenues (1)
Customer 1	30%	19%
Customer 2	16%	7%
Customer 3	15%	6%
Customer 4	12%	12%
Customer 5	11%	29%

	84%	73%

(1)	Excluding international royalty, licensing, and other income.
     With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable balance.
     With lower sales in the first quarter of fiscal 2008, combined with the timing of cash receipts and price protection programs, certain customers were in net credit balance positions within our accounts receivable. As a result, $4.5 million (net of $9.8 million of gross receivables) during the three months ended June 30, 2007 were reclassified to accrued liabilities.

NOTE 5 – BALANCE SHEET DETAILS
Inventories
     Inventories consist of the following (in thousands):

	March 31,	June 30,
	2007	2007
Finished goods, net	$8,226	$7,424
Return inventory, net	615	603
Raw materials, net	2	1

	$8,843	$8,028

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	June 30,
	2007	2007
Licenses short-term	$7,054	$6,301
Royalties receivable	495	444
Reflections escrow receivable	626	626
Deferred financing fees	209	209
Taxes receivable	90	72
Prepaid insurance	802	611
Other prepaid expenses and current assets	953	1,438

	$10,229	$9,701

Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2007	2007
Accounts receivable credit balances (Note 4)	$828	$4,507
Accrued distribution services	2,061	2,019
Accrued salary and related costs	1,581	1,054
Accrued professional fees and other services	2,578	2,195
Accrued third party development expenses	2,660	2,569
Restructuring reserve (Note 11)	54	585
Accrued advertising	1,222	758
Taxes payable	299	353
Accrued freight and handling fees	193	125
Deferred income	231	219
Other	1,674	2,302

	$13,381	$16,686

NOTE 6 – INCOME TAXES
     As of March 31, 2007, we had net operating loss carryforwards of $544.6 million for federal tax purposes. These tax loss carryforwards expire beginning in the years 2012 through 2027, if not utilized. Utilization of the net operating loss carryforwards may be subject to a restrictive annual limitation pursuant to Section 382 of the Internal Revenue Code which may mechanically prevent the Company from utilizing its entire loss carryforward.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income prior to the expiration of any net operating loss carryforwards. Due to the uncertainty regarding our ability to realize our net deferred tax assets in the future, we have provided a full valuation allowance against our net deferred tax assets. Management reassesses its position with regard to the valuation allowance on a quarterly basis.
     During the three months ended June 30, 2007, no net tax provisions were recorded due to the taxable loss recorded for the respective quarters. During the three months ended June 30, 2006, a $0.2 million reversal of a income tax reserve related to our foreign UK subsidiary was recorded.
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

     The Company adopted FIN 48 effective April 1, 2007 and had approximately $0.4 million of unrecognized tax benefits as of the adoption date and as of June 30, 2007. The Company has decided to classify interest and penalties as a component of tax expense.
     The Company is subject to taxation in the U.S. and various state jurisdictions. The Company was previously subject to taxation in the United Kingdom. The Company’s federal tax returns for tax year ended September 24, 2003 and March 31, 2004 through March 31, 2007 tax years remain subject to examination. The Company files in numerous state jurisdictions with varying statues of limitations. During fiscal 2007, the Company completed a tax examination in the United Kingdom (“UK”) through the period ended March 31, 2004 and has terminated its UK business activities.
NOTE 7 – RELATED PARTY TRANSACTIONS
Relationship with IESA
     As of June 30, 2007, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. During the three months ended June 30, 2007, international royalties earned from IESA were the source of 4% of our net revenues. Additionally, during the three months ended June 30, 2007, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 22%, respectively, of our net publishing product revenue.
     Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. On September 12, 2006, IESA announced a multi-step debt restructuring plan, subject to its shareholders’ approval, which would significantly reduce its debt and provide liquidity to meet its operating needs. On November 15, 2006, IESA shareholders approved the debt restructuring plan, permitting IESA to execute on this plan. As of June 30, 2007, IESA has raised approximately 74 million Euros, of which approximately 45 million Euros has paid down outstanding short-term and long-term debt and has provided approximately 20 million Euros of liquidity for working capital needs. As of June 30, 2007, IESA has completed its debt restructuring plan; however, its current ability to fund, among other things, its subsidiaries’ operations remains limited. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows.
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
Summary of Related Party Transactions
     The following table provides a detailed break out of related party amounts within each line of our condensed consolidated statements of operations (in thousands):

	Three Months
	Ended
	June 30,
Income (expense)	2006	2007

Net revenues	$19,474	$10,420

Related party activity:
Royalty income and license income (1)	124	1,635
Sale of goods	203	144
Quality and assurance testing and other services	832	766

Total related party net revenues	1,159	2,545

Cost of goods sold	(13,927)	(6,766)

Related party activity:
Distribution fee for Humongous, Inc. product	(1,213)	(164)
Royalty expense (2)	(1,377)	(865)

Total related party cost of goods sold	(2,590)	(1,029)

Research and product development	(7,146)	(4,411)

Related party activity:
Development expenses (3)	(3,297)	—
Other miscellaneous development services	5	5

Total related party research and product development	(3,292)	5

Selling and distribution expenses	(5,101)	(3,550)

Related party activity:
Miscellaneous purchase of services	—	—

Total related party selling and distribution expenses	—	—

General and administrative expenses	(5,435)	(5,701)

Related party activity:
Management fee revenue	780	750
Management fee expense	(750)	(750)
Office rental and other services (4)	46	46

Total related party general and administrative expenses	76	46

Restructuring expenses	(130)	(949)

Related party activity:
Related party rent expense (4)	(116)	—

Total related party restructuring expenses	(116)	—

Loss from discontinued operations of Reflections Interactive Ltd., net of tax	(2,537)	(21)

Related party activity:
Royalty income	(392)	—

Total related party loss from discontinued operations	(392)	—

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns. Additionally, we earn license income from related parties iFone and Glu Mobile (see below).

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.

(4)	In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. During fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guarantee.

We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third party broker’s commission, was recognized during fiscal 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease.

Accordingly, during the three months ended June 30, 2006 and 2007, a nominal amount of income was recognized in each period. As of June 30, 2007, the remaining balance of approximately $0.4 million is deferred and is being recognized over the life of the sub-lease. Although the Beverly studio was closed in fiscal 2006 as part of a restructuring plan (Note 11), the space was not sublet; the lease expired June 30, 2007.

Additionally, we provide management information systems services to Atari Australia for which we are reimbursed. The charge is calculated as a percentage of our costs, based on usage, which is agreed upon by the parties.
The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,	June 30,
	2007	2007
Due from/(Due to) – current
IESA (1)	$(1,494)	$(765)
Atari Europe (2)	280	(621)
Eden Studios (3)	(595)	—
Atari Studio Asia (3)	(401)	—
Humongous, Inc. (4)	(2,218)	(766)
Atari Interactive (5)	(992)	239
Glu Mobile/iFone (6)	1,265	2,277
Other miscellaneous net receivables	251	183

Net due to related parties – current	(3,904)	547

Due from/(Due to) – long-term
Atari Interactive (see Atari License below)	(1,912)	(2,467)

Net due to related parties	$(5,816)	$(1,920)

     The current balances reconcile to the balance sheet as follows (in thousands):

	March 31,	June 30,
	2007	2007
Due from related parties	$1,799	$2,707
Due to related parties	(5,703)	(2,160)

Net (due to) due from related parties – current	$(3,904)	$547

(1)	Balances comprised primarily of the management fees charged to us by IESA and other charges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Represents net payables for related party development activities. (Note: Atari Melbourne House, a related party development studio, was sold to a third party by IESA in the third quarter of fiscal 2007. Balances due to Atari Melbourne House as of March 31, 2007 were transferred to Atari Studio Asia.)

(4)	Represents primarily distribution fees owed to Humongous, Inc., a related party, related to sale of their product.

(5)	Comprised primarily of royalties owed to Atari Interactive, offset by receivables related to management fee revenue and production and quality and assurance testing services revenue earned from Atari Interactive.

(6)	Balances comprised of license income from our licensing agreements with Glu Mobile, Inc. (merged with Ifone in 2006) relating to properties in which we own or hold rights to publish and/or sub-license.
Atari Name License
     In May 2003, we changed our name to Atari, Inc. upon obtaining rights to use the Atari name through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). In connection with a debt recapitalization in September 2003, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which was being amortized monthly and which became fully amortized during the first quarter of fiscal 2007. The monthly amortization was based on the total estimated cost to be incurred by us over the ten-year license period. Upon full amortization of the deferred charge, we began recording a long-term liability at $0.2 million per month, to be paid to Atari Interactive beginning in year six of the term of the license. During the quarters ended June 30, 2006 and 2007, we recorded expense of $0.6 million in each period related to the license, and as of June 30, 2007, $2.5 million relating to this obligation is included in long-term liabilities.
Related Party Transactions with Employees or Former Employees
•	License Revenue from Glu Mobile
     We record license income from Glu Mobile, for which a member of our Board of Directors, Denis Guyennot, is the Chief Executive Officer of activities in Europe, the Middle East, and Africa. This results in treatment of Glu Mobile as a related party. During the three months ended June 30, 2006 and 2007, license income recorded from Glu Mobile was $1.0 million and $1.3 million, respectively. As of March 31, 2007, receivables from Glu Mobile were $1.3 million. As of June 30, 2007, receivables from Glu Mobile were $2.5 million. Upon the removal of Mr. Guyennot from our Board of Directors on October 5, 2007, Glu Mobile no longer is a related party.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Contractual Obligations
     As of June 30, 2007, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations were as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Through	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

June 30, 2008	$4,885	$2,516	$3,390	$50	$10,841
June 30, 2009	74	96	3,041	3	3,214
June 30, 2010	6	—	2,997	—	3,003
June 30, 2011	—	—	2,958	—	2,958
June 30, 2012	—	—	2,756	—	2,756
Thereafter	—	—	25,340	—	25,340

Total	$4,965	$2,612	$40,482	$53	$48,112

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2008 through fiscal 2022. These are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $1.1 million of sublease income to be received in fiscal 2008 and fiscal 2009. Rent expense and sublease income for the three months ended June 30, 2006 and 2007 is as follows (in thousands):

	Three months ended
	June 30,
	2006	2007
Rent expense	$750	$1,107
Sublease income	(116)	(281)

•	Renewal of New York lease
During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, of which $1.2 million has been recorded as a deferred credit as of March 31, 2007; the remainder of the deferred credit will be recorded as the improvements are completed, and will be amortized against rent expense over the life of the lease. A nominal amount of amortization was recorded during the year ended March 31, 2007. For the three months ended June 30, 2007, we recorded a deferred credit of $3.0 million and amortization against it of approximately $0.2 million. Shortly after signing the new lease, we provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in security deposits on our condensed consolidated balance sheet.

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2007, the net book value of the assets, included within property and equipment on the balance sheet, was $0.1 million, net of accumulated depreciation of $0.5 million. As of June 30, 2007, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.
Litigation
     As of June 30, 2007, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
NOTE 9 – DEBT
Credit Facilities
     Guggenheim Credit Facility
     On November 3, 2006, we established a secured credit facility with several lenders for which Guggenheim is the administrative agent. The Guggenheim credit facility will terminate and be payable in full on November 3, 2009. The credit facility consists of a secured, committed, revolving line of credit in an initial amount up to $15.0 million, which included a $10.0 million sublimit for the issuance of letters of credit. Availability under the credit facility is determined by a formula based on a percentage of our eligible receivables. The proceeds may be used for general corporate purposes and working capital needs in the ordinary course of business and to finance acquisitions subject to limitations in the Credit Agreement. The credit facility bears interest at our choice of (i) LIBOR plus 5% per year, or (ii) the greater of (a) the prime rate in effect, or (b) the Federal Funds Effective Rate in effect plus 2.25% per year. Additionally, we are required to pay a commitment fee on the undrawn portions of the credit facility at the rate of 0.75% per year and we paid to Guggenheim a closing fee of $0.2 million. Obligations under the credit facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment, but excluding the stock of our subsidiaries and certain assets located outside of the U.S.
     As of June 30, 2007, no borrowings were outstanding, and a nominal amount of interest was included in accrued liabilities.
     The credit facility includes provisions for a possible term loan facility and an increased revolving credit facility line in the future. The credit facility also contains financial covenants that require us to maintain enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of June 30, 2007, we were not in compliance with all financial covenants. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.
     On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On November 6, 2007, we entered into a waiver and amendment to the BlueBay Senior Credit Facility for certain financial covenants as of November 1, 2007. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need for the calendar 2007 holiday season. Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding the 2007 holiday season and to meet the working capital cash requirements of the current quarter but there is no guarantee that we will be able to do so.
NOTE 10 – DISCONTINUED OPERATIONS
Sale of Reflections
     In the first quarter of fiscal 2007, following the guidance established under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” management committed to a plan to sell Reflections.
     In August 2006, we sold to a third party the Driver intellectual property and certain assets of Reflections for $24.0 million. We maintained sell-off rights for three months for all Driver products, excluding Driver: Parallel Lines, which we maintained until the end of the third quarter of fiscal 2007. The tangible assets included in the sale were property and equipment only. Goodwill allocated to Reflections was $12.3 million. During the second quarter of fiscal 2007, we recorded a gain in the amount of the difference between the proceeds from the sale and the book value of Reflections’ property and equipment and the goodwill allocation. The gain recorded was approximately $11.5 million, and was included in (loss) from discontinued operations of Reflections in the second quarter of fiscal 2007.

Balance Sheets
     At March 31, 2007 and June 30, 2007, the assets of Reflections are presented separately on our condensed consolidated balance sheets. The balances at March 31, 2007 represent assets associated with Reflections and the Driver franchise that were not included in the sale. Management’s intent is to divest itself of the remaining assets associated with Reflections’ office lease during fiscal 2008. The components of the assets of discontinued operations are as follows (in thousands):

	March 31, 2007	June 30, 2007
Assets:
Prepaid expenses and other current assets	$310	$366
Other non-current assets	335	342

Total assets	$645	$708

Results of Operations
     As Reflections represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the condensed consolidated statements of operations. Net revenues and (loss) from discontinued operations, net of tax, for the three months ended June 30, 2006 and 2007, respectively, are as follows (in thousands):

	Three Months
	Ended
	June 30,
	2006	2007
Net revenues	$308	$—
(Loss) from discontinued operations, net of tax	$(2,537)	$(21)
NOTE 11 – RESTRUCTURING
     The charge for restructuring is comprised of the following (in thousands):

	Three Months Ended
	June 30,
	2006	2007
Severance and retention expenses (1)	$—	$787
Lease related costs (2)	112	162
Miscellaneous costs	18	—

Total	$130	$949

(1)	In the first quarter of fiscal 2008, management announced a plan to reduce our total workforce by 20%, primarily in general and administrative functions.

(2)	As part of a restructuring plan implemented in fiscal 2005, we recorded the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices, in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Through the remainder of the related leases, FASB Statement No. 146 requires us to record expense to adjust the present value recorded in 2005 to the actual expense and income recorded for the month. For the three months ended June 30, 2006, we recorded $0.1 million for the present value adjustments related to the Beverly and Santa Monica offices. The Santa Monica lease ended during the second quarter of fiscal 2007; therefore the expense of $0.2 million for the three months ended June 30, 2007 relates to the Beverly lease, which ended as of that date. No further expense will be recorded in future periods.

     The following is a reconciliation of our restructuring reserve from March 31, 2007 to June 30, 2007 (in thousands):

	Balance at				Balance at
	March 31, 2007	Accrued Amounts	Reclasses	Cash payments, net	June 30, 2007
Short term
Severance and retention	$—	$787	$—	$(217)	$570
Lease related costs	54	162	3	(204)	15

Total	54	949	3	(421)	585

Long term
Lease related costs	3	—	(3)	—	—

Total	3	—	(3)	—	—

Total	$57	$949	$—	$(421)	$585

NOTE 12 – SALE OF INTELLECTUAL PROPERTY
     In the first quarter of fiscal 2007, we entered into a Purchase and Sale Agreement with a third party to sell and assign all rights, title, and interest in the Stuntman franchise, along with a development agreement with the current developer for the creation of this game. The cash proceeds from the sale were $9.0 million, which was recorded as a gain on sale of intellectual property during the three months ended June 30, 2006.
NOTE 13 – OPERATIONS BY REPORTABLE SEGMENTS
     We have three reportable segments: publishing, distribution and corporate. As part of a restructuring plan announced in fiscal 2005, the Beverly studio was closed in the first quarter of fiscal 2006 and the Santa Monica studio was closed in the second quarter of fiscal 2006; all publishing operations have been transferred to the New York office. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, we do not separately track or maintain records, other than those for goodwill (all historically attributable to the publishing segment, and fully impaired as of March 31, 2007) and a nominal amount of fixed assets, which identify assets by segment and, accordingly, such information is not available.
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
     The following summary represents the consolidated net revenues, operating (loss) income, depreciation and amortization, and interest (expense) income by reportable segment for the three months ended June 30, 2006 and 2007 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended June 30, 2006:
Net revenues	$9,764	$9,710	$—	$19,474
Operating income (loss) (1)	1,134	759	(6,476)	(4,583)
Depreciation and amortization	(201)	—	(692)	(893)
Interest income, net	—	—	117	117

Three months ended June 30, 2007:
Net revenues	$9,733	$687	$—	$10,420
Operating (loss) (1)	(4,500)	72	(6,549)	(10,977)
Depreciation and amortization	(70)	—	(344)	(414)
Interest expense, net	—	—	(13)	(13)

(1)	Operating loss for the Corporate segment for the three months ended June 30, 2006 and 2007, excludes restructuring charges of $0.1 million and $0.9 million, respectively. Including restructuring charges, total operating loss for the three months ended June 30, 2006 and 2007 is $4.7 million and $11.9 million, respectively.
NOTE 14 – SUBSEQUENT EVENTS
Sale of Hasbro Licensing Rights
     On July 18, 2007, Infogrames Entertainment, SA, our majority stockholder, agreed to terminate a license under which it and we, and our sublicensees, had developed, published and distributed video games using intellectual property owned by Hasbro, Inc. In connection with that termination, on the same date, we and IESA entered into an agreement whereby IESA agreed to pay us $4.0 million. In addition, pursuant to the agreements between IESA and Hasbro, Hasbro agreed to assume our obligations under any sublicenses that we had the right to assign to it.
Surrender of 8th Floor
     On August 14, 2007, Atari, Inc. and our new landlord, W2007 Fifth Realty, LLC, amended the lease under which we occupy space in 417 Fifth Avenue, New York City, to reduce the space we occupy by approximately one-half, effective December 31, 2007. As a result, our rent under the amended lease will be reduced from its current approximately $2.4 million per year to approximately $1.2 million per year from January 1, 2008 through June 30, 2011, approximately $1.3 million per year for the five years thereafter, and approximately $1.5 million per year for the last five years of the term.
FUNimation License Agreement
     We are a party to two license agreements with FUNimation Productions, Ltd. (“FUNimation”) pursuant to which we distribute the Dragonball Z software titles. On October 18, 2007, FUNimation delivered a notice purporting to terminate the license agreements based on alleged breaches of the license agreements. We dispute the validity of the termination notices and have continued to distribute the titles covered by the license agreements. We and FUNimation are currently in discussions regarding a “standstill” agreement that would permit them to discuss and attempt to resolve the issues under the license agreements that resulted in FUNimation delivering the purported termination notice. There is no assurance that the parties will agree on the terms of the standstill or that they will be able to successfully resolve the issues under the license agreements. While we believe we have valid defenses to the purported termination, in the event that FUNimation is successful in terminating the license agreements it could have a material adverse effect on our results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and expected future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking.  The words “believe,” “expect,” “anticipate,” “intend” and similar expressions generally identify forward-looking statements. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.  Some of the factors which could cause our results to differ materially include the following: the loss of key customers, such as Wal-Mart, Best Buy, Target, and GameStop; delays in product development and related product release schedules; inability to secure capital; loss of our credit facility; inability to adapt to the rapidly changing industry technology, including new console technology; inability to maintain relationships with leading independent video game software developers; inability to maintain or acquire licenses to intellectual property; fluctuations in our quarterly net revenues or results of operations based on the seasonality of our industry; and the termination or modification of our agreements with hardware manufacturers. Please see the “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, or in our other filings with the Securities and Exchange Commission (“SEC”) for a description of some, but not all, risks, uncertainties and contingencies. Except as otherwise required by the applicable securities laws, we disclaim any intention or obligation publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     During fiscal 2006 and 2007, we sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations.  During fiscal 2007, we raised approximately $35.0 million through the sale of the rights to the Driver games and certain other intellectual property, and the sale of our Reflections Interactive Ltd. (“Reflections”) and Shiny Entertainment (“Shiny”) studios.  By the end of fiscal 2007, we did not own any development studios.
     The reduction in our development and development financing activities has significantly reduced the number of games we publish.  During fiscal 2007, our revenues from publishing activities were $104.7 million, compared with $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005. During the three months ended June 30, 2007, our revenues from our publishing business were $9.7 million.

     For the year ended March 31, 2007, we had an operating loss of $77.6 million, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. During the three months ended June 30, 2007, we incurred an operating loss of approximately $11.9 million. We have taken significant steps to reduce our costs such as our May 2007, workforce reduction of approximately 20%. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 are even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 are focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs during the second and third quarter of our fiscal year.
     As of September 30, 2007, our only borrowing facility is an asset-based secured credit facility that we established in November 2006 with a group of lenders for which Guggenheim Corporate Funding LLC (“Guggenheim”) is the administrative agent. The credit facility consists of a secured, committed, revolving line of credit in an initial amount up to $15.0 million (subject to a borrowing base calculation), which initially included a $10.0 million sublimit for the issuance of letters of credit. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.
     On October 5, 2007, CUSH, via a written consent, removed, James Ackerly, Ronald C. Bernard, Michael G. Corrigan, Denis Guyennot, and Ann E. Kronen from the Board of Directors of Atari. On October 15, 2007, we announced the appointment of Wendell Adair, Eugene I. Davis, James B. Shein, and Bradley E. Scher as independent directors of our Board. Further, we have also appointed Curtis G. Solsvig III, as our Chief Restructuring Officer and have retained AlixPartners (of which Mr. Solsvig is a Managing Director) to assist us in evaluating and implementing strategic and tactical options through our restructuring process.
     On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On November 6, 2007, we entered into a waiver and amendment to the BlueBay Senior Credit Facility for certain financial covenants as of November 1, 2007. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need for the calendar 2007 holiday season. Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding the 2007 holiday season and to meet our working capital cash requirements but there is no guarantee that we will be able to do so.
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
     We continue to explore various alternatives to improve our financial position and secure other sources of financing which could include raising equity, forming both operational and financial strategic partnerships, entering into new arrangements to license intellectual property, and selling, licensing or sub-licensing selected owned intellectual property and licensed rights. Further, as we are contemplating various alternatives, we will be utilizing our new Chief Restructuring Officer, AlixPartners, and our special committee of our board of directors, consisting of our newly appointed independent board members who are authorized to review significant and special transactions. We continue to examine the reduction of working capital requirements to further conserve cash and may need to take additional actions in the near-term, which may include additional personnel reductions and suspension of certain development projects during fiscal 2008.
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
Business and Operating Segments
     We are a global publisher and developer of video game software for gaming enthusiasts and the mass-market audience, and a distributor of video game software in North America.  We develop, publish, and distribute (both retail and digital) games for all platforms, including Sony PlayStation 2, PlayStation 3, and PSP; Nintendo Game Boy Advance, GameCube, DS, and Wii; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs.  We also publish and sublicense games for the wireless, internet (casual games, MMOGs), and other evolving platforms, an area to which we expect to devote increasing attention.  Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and racing.   Our products are based on intellectual properties that we have created internally and own or that have been licensed to us by third parties.  We leverage external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors.  During fiscal 2007, we sold our remaining internal development studios; we believe that through the use of independent developers it will be more cost efficient to publish certain of our games. Additionally, through our relationship with IESA, our products are distributed exclusively by IESA throughout Europe, Asia and other regions.  Through our distribution agreement with IESA, we have the rights to publish and sublicense in North America certain intellectual properties either owned or licensed by IESA or its subsidiaries, including Atari Interactive.  We also manage the development of product at studios owned by IESA that focus solely on game development.
     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by third party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain distribution operations and systems, reaching well in excess of 30,000 retail outlets

nationwide.    Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as GameStop.  Our sales to key customers Wal-Mart, GameStop, and Best Buy accounted for approximately 28.8%, 19.0%, and 11.7%, respectively, of net revenues for the three months ended June 30, 2007. No other customers had sales in excess of 10% of net product revenues. Additionally, our games are made available through various internet, online, and wireless networks.
Key Challenges
     The video game software industry has experienced an increased rate of change and complexity in the technological innovations of video game hardware and software. In addition to these technological innovations, there has been greater competition for shelf space as well as increased buyer selectivity. There is also increased competition for creative and executive talent. As a result, the video game industry has become increasingly hit-driven, which has led to higher per game production budgets, longer and more complex development processes, and generally shorter product life cycles. The importance of the timely release of hit titles, as well as the increased scope and complexity of the product development process, have increased the need for disciplined product development processes that limit costs and overruns. This, in turn, has increased the importance of leveraging the technologies, characters or storylines of existing hit titles into additional video game software franchises in order to spread development costs among multiple products.
     We suffered large operating losses during fiscal 2007 and 2006. To fund these losses, we sold assets, including intellectual property rights related to game franchises that had generated substantial revenues for us and including our development studios. Further significant asset sales may not be practical if we are going to continue to engage in our current activities. However, we have both short and long term need for funds. Our only credit line is an asset based secured credit line that initially was limited to $15.0 million (subject to a borrowing base calculation), and which the lenders will have the right to cancel if, as is likely, we fail to meet financial covenants. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.
     On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On November 6, 2007, we entered into a waiver and amendment to the BlueBay Senior Credit Facility for certain financial covenants as of November 1, 2007. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need for the calendar 2007 holiday season. Further, the Senior Credit Facility may be terminated if we do not comply with financial and other covenants. Even if the credit line remains in effect, it will not provide all the funds we will need to pay for inventory that will be needed for the calendar 2007 holiday season. Historically, IESA has sometimes provided funds we needed for our operations, but it is not certain that it will be able, or will be willing, to provide the funding we will need for fiscal 2008 or subsequent to that. Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding the 2007 holiday season and to meet the working capital cash requirements of the current quarter but there is no guarantee that we will be able to do so.
     The “Atari” name (which we license) has been an important part of our branding strategy, and we believe it provides us with an important competitive advantage in dealing with video game developers and in distributing products. Further, our management has been working on a strategic plan to replace part of the revenues we lost in recent years by expanding into new emerging aspects of the video game industry, including casual games, on-line sites, and digital downloading. In addition, we are considering licensing the “Atari” name for use in products other than video games. However, our ability to do at least some of those things will require expansion and extension of our rights to use and sublicense others to use the “Atari” name. We have no agreements or understandings that assure us that we will be able to expand the purposes for which we can use the “Atari” name or extend the period during which we will be able to use it.
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
     For the three months ended June 30, 2006 and 2007, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $4.2 million and $4.0 million, respectively.   As of March 31, 2007 and June 30, 2007, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $14.2 million and $1.3 million, respectively. With lower sales in the first quarter of fiscal 2008, combined with the timing of cash receipts and price protection programs, certain customers were in net credit balance positions within our accounts receivable. As a result, $4.5 million (net of $9.8 million of gross receivables) during the three months ended June 30, 2007 were reclassified to accrued liabilities. As our first quarter of our fiscal years are trending to be periods of few new product releases, we anticipate credit balance positions. During the three months ended June 30, 2006, $7.9 million (net of $10.3 million of gross receivables) were reclassified to accrued liabilities

Inventories
     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended June 30, 2006 and 2007, we recorded obsolescence expense of approximately $0.2 million in each period. As of March 31, 2007 and June 30, 2007, the aggregate reserve against inventories was approximately $1.9 million in each period.
Research and product development costs
     Research and product development costs related to the design, development, and testing of newly developed software products, both internal and external, are charged to expense as incurred. Research and product development costs also include royalty payments (milestone payments) to third party developers for products that are currently in development. Once a product is sold, we may be obligated to make additional payments in the form of backend royalties to developers which are calculated based on contractual terms, typically a percentage of sales. Such payments are expensed and included in cost of goods sold in the period the sales are recorded.
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

  Atari Trademark License
     In connection with a recapitalization completed in fiscal 2004, Atari Interactive, Inc. (“Atari Interactive”), a wholly-owned subsidiary of IESA extended the term of the license under which we use the Atari trademark to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair value of the shares issued, which was expensed monthly until it became fully expensed in the first quarter of fiscal 2007 ($8.5 million plus estimated royalty of 1% for years six through ten). The monthly expense was based on the total estimated cost to be incurred by us over the ten-year license period; upon the full expensing of the deferred charge, this expense is being recorded as a deferred liability owed to Atari Interactive, to be paid beginning in year six of the license.
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
     During the fourth quarter of fiscal 2007, our market capitalization declined significantly. As this measure is our primary indicator of the fair value of our publishing unit, management considered this decline to be a triggering event, requiring us to perform step two of the impairment test. As of March 31, 2007, we completed the second step and our management, with the concurrence of the Audit Committee of our Board of Directors, concluded that a material impairment charge of $54.1 million should be recognized. This was a non-cash charge and was recorded in the fourth quarter of fiscal 2007.
Stock-Based Compensation
     Effective April 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense at fair value for employee stock awards. For the three months ended June 30, 2006 and 2007, we recorded stock-based compensation expense of $0.3 million and $0.2 million, respectively.
Results of operations
     Three months ended June 30, 2006 versus the three months ended June 30, 2007
Condensed Consolidated Statements of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	June 30,	Revenues	June 30,	Revenues	Increase
	2006		2007		$	%

Net revenues	$19,474	100.0%	$10,420	100.0%	$(9,054)	-46.5%

Costs and expenses:
Cost of goods sold	13,927	71.5%	6,766	64.9%	(7,161)	-51.4%
Research and product development	7,146	36.7%	4,411	42.3%	(2,735)	-38.3%
Selling and distribution expenses	5,101	26.2%	3,550	34.1%	(1,551)	-30.4%
General and administrative expenses	5,435	27.9%	5,701	54.8%	266	4.9%
Restructuring expenses	130	0.7%	949	9.1%	819	630.0%
Gain on sale of intellectual property	(9,000)	(46.2)%	—	0.0%	9,000	-100.0%
Atari trademark license expense	555	2.8%	555	5.3%	—	0.0%
Depreciation and amortization	893	4.6%	414	4.0%	(479)	-53.6%

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	June 30,	Revenues	June 30,	Revenues	Increase
	2006		2007		$	%

Total costs and expenses	24,187	124.2%	22,346	214.5%	(1,841)	-7.6%

Operating (loss)	(4,713)	(24.2)%	(11,926)	(114.5)%	(7,213)	153.1%
Interest (expense) income, net	117	0.6%	(13)	(0.1)%	(130)	-111.1%
Other income	19	0.1%	19	0.2%	—	0.0%

(Loss) before provision for income taxes	(4,577)	(23.5)%	(11,920)	(114.4)%	7,343	160.5%
Provision for income taxes	182	0.9%	—	0.0%	(182)	-100.0%

(Loss) from continuing operations	(4,759)	(24.4)%	(11,920)	(114.4)%	7,161	150.5%
(Loss) from discontinued operations of Reflections Interactive Ltd., net of tax	(2,537)	(13.1)%	(21)	(0.2)%	2,516	-99.2%

Net loss	$(7,296)	(37.5)%	$(11,941)	(114.6)%	$4,645	63.7%

Net Revenues
Net Revenues by Segment (in thousands):

	Three Months
	Ended
	June 30,
	2006	2007	(Decrease)
Publishing	$9,764	$9,733	$(31)
Distribution	9,710	687	(9,023)

Total	$19,474	$10,420	$(9,054)

Publishing Sales Platform Mix

	Three Months
	Ended
	June 30,
	2006	2007
PC	41.1%	36.2%
PSP	18.4%	26.5%
Nintendo DS	1.5%	17.0%
PlayStation 2	19.0%	14.0%
Xbox 360	0.0%	3.4%
Nintendo Wii	0.0%	2.8%
Game Boy Advance	12.5%	0.1%
Plug and Play	5.4%	0.0%
Xbox	1.1%	0.0%
GameCube	1.0%	0.0%

Total	100.0%	100.0%

We anticipate recognizing the majority of our publishing revenues in our third and fourth quarter of fiscal 2008, a similar trend as compared to fiscal 2007. Publishing net revenues were consistent during the first quarters of the prior two fiscal years as each had minimal new releases. The year over year comparison includes the following trends:
•	Net publishing product sales during the current quarter were driven by reorders of catalogue titles, which made up 86% of sales. Sales from new releases in the quarter were driven mainly by Dragon Ball Z: Advanced Adventure (Game Boy Advance). Similarly, reorders comprised 89% of net publishing product sales in the prior year’s comparable quarter.

•	International royalty income increased by $1.4 million as the prior period income contained reductions due to larger than anticipated returns on international sales of Matrix: Path of Neo and Getting Up: Contents Under Pressure, released in the third quarter and fourth quarter, respectively, of fiscal 2006.

•	The overall average unit sales price (“ASP”) of the publishing business has increased from $15.69 in the prior comparable quarter to $18.19 in the current period. The increased ASP is driven by the current period inclusion of Nintendo Wii and Xbox 360 titles, with ASPs of $38.01 and $30.81, respectively. However, this is partially offset by a decrease in the ASP for Xbox and Game Boy Advance product from the prior comparable period.

Total distribution net revenues for the three months ended June 30, 2007 decreased by 93.0% from the prior comparable period due to the overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products. Due to our financial constraints related to fully funding our product development program, we will attempt to increase our focus on higher-margin distribution in the future.
Cost of Goods Sold
     Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the three months ended June 30, 2007 decreased by 51.4%. As a percentage of net revenues, cost of goods sold decreased from 71.5% to 64.9% due to the following:
•	a lower mix of higher cost third-party distributed product sales as a percentage of net revenues (6.6% in fiscal 2008 compared with 49.9% in fiscal 2007), and

•	a higher average sales price on our publishing products in the current period due to the inclusion of sales for the newest generation of console platforms.
Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third party developers on products that are currently in development and billings from related party developers. We expect to increase the use of external developers as we have sold all of our internal development studios. By leveraging external developers, we anticipate improvements in liquidity as we will no longer carry fixed studio overhead to support our development efforts. These expenses for the three months ended June 30, 2007 decreased approximately 38.3%, due primarily to:
•	decreased spending of $3.2 million at our related party development studios due to the completion of Test Drive Unlimited, which was released in the second quarter of fiscal 2007, and

•	decreased salaries and other overhead of $1.8 million due to the sale of our Shiny studio in the second quarter of fiscal 2007, as well as additional executive and other personnel reductions, offset by

•	increased spending of $1.6 million for projects in development with external developers, as we increase our focus on external development.
Selling and Distribution Expenses
     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended June 30, 2006, selling and distribution expenses decreased $1.6 million or approximately 30.4%, due to:
•	decreased spend on advertising of $0.3 million, and

•	savings in salaries and related overhead costs due to reduced headcount resulting from studio closure and personnel reductions.
General and Administrative Expenses
     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. General and administrative expenses as a percentage of net revenues increased to 54.8% due to the decreased sales volume in the three months ended June 30, 2007. During the three months ended June 30, 2007, general and administrative expenses remained relatively flat at $5.7 million. Trends within general and administrative expenses related to the following:

•	an increase in professional fees from audit and other consulting charges of approximately $1.3 million. The fiscal 2007 first quarter contains the recognition of income of $0.6 million related to a litigation settlement, offset by

•	a reduction in salaries, rent and other overhead costs of $1.0 million due to studio closures and other personnel reductions, as well as savings in rent and other overhead costs.
Restructuring Expenses
     In the first quarter of fiscal 2008, management announced a plan to reduce our total workforce by 20%, primarily in general and administrative functions. This restructuring resulted in restructuring charges of approximately $0.9 million. The first quarter of fiscal 2007 contains $0.1 million of additional restructuring expense from the fiscal 2006 restructuring plan.
Gain on Sale of Intellectual Property
     In the fiscal 2007 first quarter, we sold the Stuntman intellectual property to a third party for $9.0 million, which was recorded as a gain. No such gain was recorded in the current period.
Depreciation and Amortization
     Depreciation and amortization for three months ended June 30, 2007 decreased 53.6% due to:
•	savings in depreciation relate to the closure of offices and reduction of staffing and associated overhead
Loss from Discontinued Operations of Reflections Interactive Ltd., net of tax
     Loss from discontinued operations of Reflections Interactive Ltd. decreased from $2.5 million in the first quarter of fiscal 2007 to a nominal amount in the first quarter of fiscal 2008, which relate to remaining lease costs. The fiscal 2007 loss was driven by the operating costs of the Reflections studio, which was sold in August 2006.
Liquidity and Capital Resources
Overview
     A need for increased investment in development and increased need to spend advertising dollars to support product launches, caused in part by “hit-driven” consumer taste, have created a significant increase in the amount of financing required to sustain operations, while negatively impacting margins. Further, as our business continues to be more seasonal, which creates a need for significant financing to fund the seasonal development and manufacturing activities, in addition to the financing we need throughout the year to fund our working capital requirements. Our only credit line is an asset based secured credit line that is limited to $10.0 million (subject to a borrowing base calculation), and which the lenders will have the right to cancel if we fail to meet financial and other covenants and have limited our borrowing to $3.0 million. Even if the credit line remains in effect, it will not provide all the funds we will need to pay for inventory that will be needed for the calendar 2007 holiday season. Historically, IESA has sometimes provided funds we needed for our operations, but it is not certain that it will be able, or will be willing to provide the funding we will need for fiscal 2008 or subsequent to that.
     Because of our funding difficulties, we have sharply reduced our expenditures for research and product development regarding new games. During the year ended March 31, 2007, our expenditures on research and product development decreased by 42.0%, to $30.1 million, compared with $51.9 million in fiscal 2006. During the three months ended June 30, 2007, expenditures on research and product development was $4.4 million versus $7.1 million in the comparable fiscal 2007 period. This will reduce the flow of new games that will be available to us in fiscal 2008 and 2009, and possibly after that. Our lack of financial resources to fund a full product development program may reinforce our focus on casual gaming, which requires substantially less research and product investment.
     During fiscal 2007, we raised approximately $35.0 million through the sale of a certain intellectual property and the divestiture of our internal development studios. In May 2007, we announced a plan to reduce our total workforce by approximately 20% as a cost cutting initiative. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include additional personnel reductions and suspension of additional development projects. However, these steps may not fully resolve the problems with our financial position. Also, lack of funds will make it difficult for us to undertake a strategic plan to generate new sources of revenues and otherwise enable us to attain long-term strategic objectives. We continue to seek additional funding.
Cash Flows
(in thousands)

	March 31,	June 30,
	2007	2007
Cash	$7,603	$3,480
Working capital	$1,213	$(8,954)

	Three Months Ended
	June 30,
	2006	2007
Cash (used in) operating activities	$(12,387)	$(3,833)
Cash provided by investing activities	4,205	(261)
Cash (used in) financing activities	(88)	(31)
Effect of exchange rates on cash	9	2

Net (decrease) in cash	$(8,261)	$(4,123)

     During the three months ended June 30, 2007, our operations used cash of approximately $3.8 million to support our net loss of $11.9 million for the period offset by collections of accounts receivable and the timing of payments made to vendors during the first quarter of fiscal 2007. During the three months ended June 30, 2006, our operations used cash of approximately $12.4 million driven by the net loss of $7.3 million for the period, compounded by increased payments of trade payables and royalties payable, offset by a decrease in accounts receivable from lower sales during the current period.
     During the three months ended June 30, 2007, cash used in investing activities of $0.3 million was due to purchases of property and equipment. During the three months ended June 30, 2006, investing activities provided cash of $4.2 million, primarily from the sale of the Stuntman intellectual property during the period, offset by the increase in restricted cash for the collateralizing of a letter of credit related to our new office lease.
     We have a three-year revolving credit facility with Guggenheim to fund our working capital needs. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.
     On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On November 6, 2007, we entered into a waiver and amendment to the BlueBay Senior Credit Facility for certain financial covenants as of November 1, 2007.
     The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need for the calendar 2007 holiday season. Further, the Senior Credit Facility may be terminated if we do not comply with financial and other covenants. Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding the 2007 holiday season and to meet the working capital cash requirements of the current quarter but there is no guarantee that we will be able to do so.
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

     Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our receivables as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” as noted in our Annual Report on Form 10-K for the year ended March 31, 2007.
     We are also party to various litigations arising in the normal course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.
Selected Balance Sheet Accounts
     Receivables, net
     Receivables, net, decreased by $5.9 million from $6.5 million at March 31, 2007 to $0.6 million at June 30, 2007. This is due to lower sales occurring during the quarter, versus the sales in the fourth quarter of fiscal 2007. With lower sales in the first quarter of fiscal 2008, combined with the timing of cash receipts and price protection programs, certain customers were in net credit balance positions within our accounts receivable. As a result, $4.5 million (net of $9.8 million of gross receivables) during the three months ended June 30, 2007 were reclassified to accrued liabilities.
     Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets decreased by $0.5 million from $10.2 million at March 31, 2007 to $9.7 million at June 30, 2007. The decrease is primarily driven by the amortization of certain capitalized licenses.
     Due from Related Parties/Due to Related Parties
     Due from related parties increased by $0.9 million and due to related parties decreased by $3.5 million from March 31, 2007 to June 30, 2007 driven by balances between parties settled by netting during the quarter.
     Long-term liabilities and Property Plant and Equipment
     Long-term liabilities and property plant and equipment increased during three months ended June 30, 2007 approximately $3.6 million and $2.6 million, respectively, primarily due to the capitalization of assets and deferred effect of landlord contributions related to our corporate headquarters located at 417 5th Avenue, New York, New York.
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

     The credit facility includes provisions for a possible term loan facility and an increased revolving credit facility line in the future. The credit facility also contains financial covenants that require us to maintain enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of June 30, 2007, we were not in compliance with all financial covenants. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.
     On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On November 6, 2007, we entered into a waiver and amendment to the BlueBay Senior Credit Facility for certain financial covenants as of November 1, 2007. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need for the calendar 2007 holiday season. Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding the 2007 holiday season and to meet the working capital cash requirements of the current quarter but there is no guarantee that we will be able to do so.
Contractual Obligations
     As of June 30, 2007, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations are summarized as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Fiscal Year	advances (1)	payments (2)	obligations (3)	obligations (4)	Total
June 30, 2008	$4,885	$2,516	$3,390	$50	$10,841
June 30, 2009	74	96	3,041	3	3,214
June 30, 2010	6	—	2,997	—	3,003
June 30, 2011	—	—	2,958	—	2,958
June 30, 2012	—	—	2,756	—	2,756
Thereafter	—	—	25,340	—	25,340

Total	$4,965	$2,612	$40,482	$53	$48,112

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2008 through fiscal 2022. There are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $1.1 million of sublease income to be received in fiscal 2008 and fiscal 2009. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our current lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, of which $1.2 million has been recorded as a deferred credit as of March 31, 2007; the remainder of the deferred credit will be recorded as the improvements are completed, and will be amortized against rent expense over the life of the lease. A nominal amount of amortization was recorded during the year ended March 31, 2007. For the three months ended June 30, 2007, we recorded a deferred credit of $3.0 million and amortization against of approximately $0.2 million. Shortly after signing the new lease, we provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in security deposits on our condensed consolidated balance sheet at June 30, 2007.

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2007, the net book value of the assets, included within property and equipment on the balance sheet, was $0.1 million, net of accumulated depreciation of $0.5 million. As of June 30, 2007, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.

Effect of Relationship with IESA on Liquidity
     Historically, we have relied on IESA to provide limited financial support to us; however, IESA has its own financial needs and, as it assesses its business operations/plan, its ability and willingness to fund its subsidiaries’ operations, including ours, is uncertain. See Note 7 for a discussion of our relationship with IESA.
Recent Accounting Pronouncements
     See Note 1 to the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our carrying values of cash, trade accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, assets of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented a $0.5 million of our revenues for the three months ended June 30, 2007. We also purchase certain of our inventories from foreign developers and pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of June 30, 2007, we did not have any net revenues from our foreign subsidiaries; these subsidiaries represent $0.8 million, or 2.5%, of our total assets, of which $0.7 million is associated with our previously wholly-owned Reflections studio and is included in assets of discontinued operations on our condensed consolidated balance sheet. We also recorded a nominal amount of operating expenses attributed to foreign operations of Reflections, included in loss from discontinued operations on our condensed consolidated statement of operations. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
Item 4T. Controls and Procedures
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
     As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, we determined that, as of March 31, 2007, there were three material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective. As described below, we plan to begin the remediation of those material weaknesses during the third quarter of fiscal 2008. Therefore, as the three material weaknesses at March 31, 2007 have not been remediated, the Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer, has concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective.
Management’s Remediation Initiatives
     As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, management determined that, as of March 31, 2007, there were material weaknesses in our internal control over financial reporting relating to (i) ineffective controls relating to the financial closing and reporting process that failed to detect certain accounting errors, (ii) communication controls between us and our majority shareholder, IESA, which lead to the failure to detect certain required accounting entries and (iii) control failures over income tax accounts and related disclosures. Management will leverage internal resources and seek assistance from outside consultants to help design and implement necessary controls. Management is currently determining what level of support will be needed. Management believes our remediation efforts will be completed prior to the end of the fourth quarter of our fiscal year 2008.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     As of June 30, 2007, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
Item 6. Exhibits
(a)	Exhibits

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATARI, INC.

By:	/s/	David R. Pierce

	Name:	David R. Pierce
	Title:	President and Chief Executive Officer
	Date:	November 6, 2007
INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.