Form 10-Q
period 2007-09-30
ATARI INC
filed 2007-11-19
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 16, 2007, there were 13,477,920 shares of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	September 30,
	2007	2007
ASSETS
Current assets:
Cash	$7,603	$2,718
Receivables, net of allowances of $14,148 and $490 at March 31, 2007 and September 30, 2007, respectively	6,473	513
Inventories, net (Note 4)	8,843	6,211
Due from related parties (Note 6)	1,799	610
Prepaid expenses and other current assets (Note 4)	10,229	9,470
Assets of discontinued operations (Note 9)	645	395

Total current assets	35,592	19,917
Property and equipment, net of accumulated depreciation of $30,945 and $26,052 at March 31, 2007 and September 30, 2007, respectively	4,217	6,483
Security deposits	1,940	1,924
Other assets	1,070	966

Total assets	$42,819	$29,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$11,013	$10,606
Accrued liabilities (Note 4)	13,381	13,916
Royalties payable	4,282	6,591
Due to related parties (Note 6)	5,703	4,641

Total current liabilities	34,379	35,754
Due to related parties – long-term (Note 6)	1,912	3,021
Long-term deferred rent and related rental obligations	3,093	6,665
Other long-term liabilities	341	286

Total liabilities	39,725	45,726

Commitments and contingencies (Note 7)

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized, 13,477,920 shares issued and outstanding at March 31, 2007 and September 30, 2007	1,348	1,348
Additional paid-in capital	760,527	760,653
Accumulated deficit	(761,299)	(780,932)
Accumulated other comprehensive income	2,518	2,495

Total stockholders’ equity (deficiency)	3,094	(16,436)

Total liabilities and stockholders’ equity (deficiency)	$42,819	$29,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net revenues	$28,588	$13,309	$48,062	$23,729
Costs, expenses, and income:
Cost of goods sold	15,251	6,276	29,178	13,042
Research and product development	7,321	3,557	14,467	7,968
Selling and distribution expenses	9,317	5,209	14,418	8,760
General and administrative expenses	5,680	4,852	11,115	10,552
Restructuring expenses	204	44	334	993
Gain on sale of intellectual property	—	—	(9,000)	—
Gain on sale of development studio assets	(885)	—	(885)	—
Atari trademark license expense	555	555	1,109	1,109
Depreciation and amortization	768	460	1,662	875

Total costs, expenses, and income	38,211	20,953	62,398	43,299

Operating loss	(9,623)	(7,644)	(14,336)	(19,570)
Interest (expense) income, net	116	(32)	233	(45)
Other (expense) income	15	(4)	34	15

(Loss) before (benefit from) income taxes	(9,492)	(7,680)	(14,069)	(19,600)
(Benefit from) income taxes	(5,015)	—	(4,833)	—

Loss from continuing operations	(4,477)	(7,680)	(9,236)	(19,600)
(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	4,409	(11)	1,873	(33)

Net loss	$(68)	$(7,691)	$(7,363)	$(19,633)

Basic and diluted net loss income per share:
Loss from continuing operations	$(0.33)	$(0.57)	$(0.69)	$(1.45)
(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	0.33	0.00	0.14	(0.01)

Net loss	$0.00	$(0.57)	$(0.55)	$(1.46)

Basic weighted average shares outstanding	13,477	13,478	13,476	13,478

Diluted weighted average shares outstanding	13,477	13,478	13,476	13,478

See Note 6 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months
	Ended
	September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,363)	$(19,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations of Reflections Interactive Ltd., net of tax	9,599	33
Gain on sale of Reflections Interactive Ltd.	(11,472)	—
Adjustment for non-cash gain on sale of Reflections Interactive Ltd.	2,400	—
Gain on sale of intellectual property	(9,000)	—
Gain on sale of development studio assets	(885)	—
Adjustment for non-cash gain on sale of development studio assets	200	—
Stock-based compensation expense	698	126
Non-cash expense/income on cash collateralized security deposit	—	14
Atari name license expense	1,109	1,109
Depreciation and amortization	1,662	875
Amortization of deferred financing fees	115	104
Accrued interest	—	1
Gain on sale of property and equipment	(74)	—
Other miscellaneous adjustments to net loss	(38)	(38)
Changes in operating assets and liabilities:
Receivables, net	4,826	5,958
Inventories, net	4,024	2,631
Due from related parties	2,112	1,188
Due to related parties	(5,088)	(1,061)
Prepaid expenses and other current assets	(634)	743
Accounts payable	(7,781)	(415)
Accrued liabilities	983	549
Royalties payable	(10,030)	2,309
Long-term liabilities	1,003	781
Other assets	386	15

Net cash used in continuing operating activities	(23,248)	(4,711)
Net cash (used in) provided by discontinued operations	(10,907)	217

Net cash used in operating activities	(34,155)	(4,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	9,000	—
Increase in restricted cash collateralizing letter of credit	(1,764)	—
Proceeds from sale of development studio assets	1,550	—
Purchases of acquired intangible assets	(350)	—
Purchases of property and equipment	(455)	(349)

Net cash provided by (used in) continuing investing activities	7,981	(349)
Net cash provided by discontinued operations	21,593	—

Net cash provided by (used in) investing activities	29,574	(349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8	—
Payments under capitalized lease obligation	(160)	(51)

Net cash used in continuing financing activities	(152)	(51)

Effect of foreign exchange rates on cash	9	9

Net decrease in cash	(4,724)	(4,885)
Cash — beginning of fiscal period	14,948	7,603

Cash — end of fiscal period	$10,224	$2,718

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
 (continued)

	Six Months
	Ended
	September 30,
	2006	2007
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$43	$55
Income tax refunds	$—	$—
Income tax payments	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Escrow receivable in connection with sale of Reflections Interactive Ltd.	$2,400	$—
Escrow receivable in connection with sale of development studio assets	$200	$—
Additional consideration accrued for purchase of acquired intangible assets	$345	$—
Consideration accrued for purchase of capitalized licenses	$1,887	$551
Receivable from third party for sale of property and equipment	$179	$—
Capitalization of leasehold improvements funded by landlord	$—	$3,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(in thousands)
(unaudited)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2007	13,478	$1,348	$760,527	$(761,299)	$2,518	$3,094
Comprehensive loss:
Net loss	—	—	—	(19,633)	—	(19,633)
Foreign currency translation adjustment	—	—	—	—	(23)	(23)

Total comprehensive loss						(19,656)
Stock-based compensation expense	—	—	126	—	—	126

Balance, September 30, 2007	13,478	$1,348	$760,653	$(780,932)	$2,495	$(16,436)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
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
     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At September 30, 2007, IESA owns approximately 51% of us through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”). As a result of this relationship, we have significant related party transactions (Note 6).
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
     The reduction in our development and development financing activities has significantly reduced the number of games we publish.  During fiscal 2007, our revenues from publishing activities were $104.7 million, compared with $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005. During the six months ended September 30, 2007, our revenues from our publishing business were $21.1 million.
     For the year ended March 31, 2007, we had an operating loss of $77.6 million , which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. During the six months ended September 30, 2007, we incurred an operating loss of approximately $19.6 million. We have taken significant steps to reduce our costs such as our May 2007 workforce reduction of approximately 20%. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules.  Further, our expected releases in fiscal 2008 are even fewer than our releases in fiscal 2007.  In addition, most of our releases for fiscal 2008 are focused on the holiday season.  As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs during the third quarter of our fiscal year.
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
  Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans, including stock options and warrants, using the treasury stock method. The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months ended September 30, 2006 and 2007 was approximately 1.0 million and 0.5 million, respectively, and for the six months ended September 30, 2006 and 2007 was approximately 0.8 million and 0.5 million, respectively.
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
     See Note 5 regarding the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006.

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
     At September 30, 2007, we had one stock incentive plan, under which we could issue a total of 1,500,000 shares of common stock as stock options or restricted stock, of which 1,262,348 were still available for grant as of September 30, 2007. Upon approval of this plan, our previous stock option plans were terminated, and we were no longer able to issue options under those plans; however, options originally issued under the previous plans continue to be outstanding. All options granted under our current or previous plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant; options vest over four years and expire in ten years.
     The recognition of stock-based compensation expense increased our net loss by $0.4 million and $(0.1) million for the three months ended September 30, 2006 and 2007, respectively, and increased our basic or diluted loss per share amount by $0.03 and $(0.01) for the three months ended September 30, 2006 and 2007, respectively. For the six months ended September 30, 2006 and 2007, stock-based compensation expenses increased our net loss by $0.7 million and $0.2 million, respectively. Our basic or diluted loss per share increased due to stock-based compensation by $0.03 and $0.01 for the six months ended September 30, 2006 and 2007, respectively.
     We have recorded a full valuation allowance against our net deferred tax asset, so the settlement of stock-based compensation awards will not result in tax benefits that could impact our consolidated statement of operations. Because the tax deduction from current period settlement of awards has not reduced taxes payable, the settlement of awards has no effect on our cash flow from operating and financing activities.
     The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statements of operations for the three months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Research and product development	$70	$(70)	$109	$15
Selling and distribution expenses	(11)	(55)	29	(26)
General and administrative expenses	298	46	560	137
     The weighted average fair value of options granted during the three months ended September 30, 2006 and 2007 was $4.60 and $2.59, respectively. The weighted average fair value of options granted during the six months ended September 30, 2006 and 2007 was $17.70 and $3.03, respectively. The fair value of our options is estimated using the Black-Scholes option pricing model. This model requires assumptions regarding subjective variables that impact the estimate of fair value. Our policy for attributing the value of graded vest share-based payment is a single option straight-line approach. The following table summarizes the assumptions used to compute the weighted average fair value of option grants:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Expected volatility	85%	68%	85%	68%
Expected dividend yield	0%	0%	0%	0%
Expected term	4	4	4	4
     The weighted average risk-free interest rate (based on the three year and five year US Treasury Bond average) for the three and six months ended September 30, 2006 was 4.60% and for the three months and six months ended September 30, 2007 was 4.38%.
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
     The following table summarizes our option activity under our stock-based compensation plan for the six months ended September 30, 2007:

		Weighted
		Average
	Shares	Exercise Price
	(in thousands)
Options outstanding at March 31, 2007	1,112	$33.45
Granted	40	3.03
Forfeited	(301)	11.61
Expired	(365)	56.21

Options outstanding at September 30,2007	486	$27.43

Options exercisable at September 30,2007	201	$56.59

As of September 30, 2007, the weighted average remaining contractual term of options outstanding and exercisable was 7.7 years and 5.8 years, respectively, and the aggregate intrinsic value related to options outstanding and exercisable was $0.1 million and $0.0 million, respectively as the majority of our options’ Strikeprice was greater than the fair-market value as of September 30, 2007. As of September 30, 2007, the total future unrecognized compensation cost related to outstanding unvested options is $2.4 million, which will be recognized as compensation expense over the remaining weighted average vesting period of 3.0 years.
NOTE 3 – CONCENTRATION OF CREDIT RISK
     As of March 31, 2007, we had two customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2007	2007
	% of Accounts Receivable	% of Net Revenues (1)

Customer 1	34%	19%
Customer 2	20%	9%

	54%	28%

     As of September 30, 2007, we had four customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the nine months ended
	September 30,	September 30,
	2007	2007
	% of Accounts Receivable	% of Net Revenues (1)

Customer 1	29%	23%
Customer 2	19%	9%
Customer 3	12%	6%
Customer 4	11%	12%

	71%	50%

(1)	Excluding international royalty, licensing, and other income.
     With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable balance.

     With lower sales in the first and second quarter of fiscal 2008, combined with the timing of cash receipts and price protection programs, certain customers were in net credit balance positions within our accounts receivable. As a result, $4.1 million (net of $9.5 million of gross receivables) as of September 30, 2007 were reclassified to accrued liabilities.
NOTE 4 – BALANCE SHEET DETAILS
Inventories
     Inventories consist of the following (in thousands):

	March 31,	September 30,
	2007	2007
Finished goods, net	$8,226	$5,699
Return inventory, net	615	177
Raw materials, net	2	335

	$8,843	$6,211

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	September 30,
	2007	2007
Licenses short-term	$7,054	$6,478
Royalties receivable	495	169
Prepayments to manufacturers and other deposits	127	1,389
Reflections escrow receivable	626	28
Deferred financing fees	209	209
Taxes receivable	90	68
Prepaid insurance	802	319
Other prepaid expenses and current assets	826	810

	$10,229	$9,470

Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	March 31,	September 30,
	2007	2007
Accounts receivable credit balances (Note 3)	$828	$4,071
Accrued distribution services	2,061	1,905
Accrued salary and related costs	1,581	817
Accrued professional fees and other services	2,578	1,311
Accrued third party development expenses	2,660	1,630
Restructuring reserve (Note 10)	54	292
Accrued advertising	1,222	736
Taxes payable	299	283
Accrued freight and handling fees	193	92
Deferred income	231	367
Other	1,674	2,412

	$13,381	$13,916

NOTE 5 – INCOME TAXES
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
          During the three and six months ended September 30, 2007, no net tax provisions were recorded due to the taxable loss recorded for the respective quarters. During the six months ended September 30, 2006, we recorded a non-cash tax benefit of $5.4 million, which offsets a non-cash tax provision of the same amount included in loss from discontinued operations, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, which states that all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. The recording of a benefit is appropriate in this instance, under the guidance of Paragraph 140, because such domestic loss offsets the domestic gain generated in discontinued operations. The effect of this transaction on net loss for fiscal 2007 is zero, and it does not result in the receipt or payment of any cash. Further during the same period, we recorded a $0.6 million of deferred tax liability recorded due to a temporary difference that arose from a difference in the book and tax basis of goodwill
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted FIN 48 effective April 1, 2007 and had approximately $0.4 million of unrecognized tax benefits as of the adoption date and as of September 30, 2007. The Company has decided to classify interest and penalties as a component of tax expense.
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
NOTE 6 – RELATED PARTY TRANSACTIONS
Relationship with IESA
          As of September 30, 2007, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. During the six months ended September 30, 2007, international royalties earned from IESA were the source of 3.4% of our net revenues. Additionally, during the six months ended September 30, 2007, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 37.2%, respectively, of our net publishing product revenue.
          Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. On September 12, 2006, IESA announced a multi-step debt restructuring plan, subject to its shareholders’ approval, which would significantly reduce its debt and provide liquidity to meet its operating needs. On November 15, 2006, IESA shareholders approved the debt restructuring plan, permitting IESA to execute on this plan. As of September 30, 2007, IESA has raised approximately 74 million Euros, of which approximately 45 million Euros has paid down outstanding short-term and long-term debt and has provided approximately 20 million Euros of liquidity for working capital needs. Although IESA has completed its debt restructuring plan, its current ability to fund, among other things, its subsidiaries’ operations remains limited. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows.
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
Summary of Related Party Transactions
          The following table provides the details of related party amounts within each line of our condensed consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007
Income (expense)

Net revenues	$28,588	$13,309	$48,062	$23,729

Related party activity:
Royalty income (1)	1,868	351	977	816
License income (1)	485	5,236	1,499	6,407
Sale of goods	188	89	390	233
Production and quality and assurance testing services	1,458	669	2,290	1,435

Total related party net revenues	3,999	6,345	5,156	8,891

Cost of goods sold	(15,251)	(6,276)	(29,178)	(13,042)

Related party activity:
Distribution fee for Humongous, Inc. product	(2,033)	(1,287)	(3,245)	(1,452)
Royalty expense (2)	(335)	(479)	(1,712)	(1,345)

Total related party cost of goods sold	(2,368)	(1,766)	(4,957)	(2,797)

Research and product development	(7,321)	(3,557)	(14,467)	(7,968)

Related party activity:
Development expenses (3)	(2,031)	(216)	(5,327)	(216)
Other miscellaneous development services	4	—	9	—

Total related party research and product development	(2,027)	(216)	(5,318)	(216)

Selling and distribution expenses	(9,317)	(5,209)	(14,418)	(8,760)

Related party activity:
Miscellaneous purchase of services	(79)	—	(79)	—

Total related party selling and distribution expenses	(79)	—	(79)	—

General and administrative expenses	(5,680)	(4,852)	(11,115)	(10,552)

Related party activity:
Management fee revenue	740	750	1,520	1,500
Management fee expense	(750)	(750)	(1,500)	(1,500)
Office rental and other services (4)	46	51	92	101

Total related party general and administrative expenses	36	51	112	101

Restructuring expenses	(204)	(44)	(334)	(993)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007
Related party activity:
Related party rent expense (4)	(116)	—	(233)	—

Total related party restructuring expenses	(116)	—	(233)	—

(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	4,409	(11)	1,873	(33)

Related party activity:
Royalty income (1)	(314)	—	(706)	—

Total related party loss from discontinued operations	(314)	—	(706)	—

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns. Additionally, we earn license income from related parties iFone and Glu Mobile (see below).

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.

(4)	In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. During fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guarantee.

We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third party broker’s commission, was recognized during fiscal 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the six months ended September 30, 2006 and 2007, a nominal amount of income was recognized in each period. As of September 30, 2007, the remaining balance of approximately $0.4 million is deferred and is being recognized over the life of the sub-lease. Although the Beverly studio was closed in fiscal 2006 as part of a restructuring plan (Note 10), the space was not sublet; the lease expired June 30, 2007.

Additionally, we provide management information systems services to Atari Australia for which we are reimbursed. The charge is calculated as a percentage of our costs, based on usage, which is agreed upon by the parties.
The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,	September 30,
	2007	2007
Due from/(Due to) – current
IESA (1)	$(1,494)	$(749)
Atari Europe (2)	280	(1,123)
Eden Studios (3)	(595)	(140)
Atari Studio Asia (3)	(401)	83
Humongous, Inc. (4)	(2,218)	(2,562)
Atari Interactive (5)	(992)	417
Glu Mobile/iFone (6)	1,265	—
Other miscellaneous net receivables	251	43

Net due to related parties – current	(3,904)	(4,031)

Due from/(Due to) – long-term
Atari Interactive (see Atari License below)	(1,912)	(3,021)

Net due to related parties	$(5,816)	$(7,052)

          The current balances reconcile to the balance sheet as follows (in thousands):

	March 31,	September 30,
	2007	2007
Due from related parties	$1,799	$610
Due to related parties	(5,703)	(4,641)

Net (due to) due from related parties – current	$(3,904)	$(4,031)

(1)	Balances comprised primarily of the management fees charged to us by IESA and other charges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Represents net payables for related party development activities. (Note: Atari Melbourne House, a related party development studio, was sold to a third party by IESA in the third quarter of fiscal 2007. Balances due to Atari Melbourne House as of March 31, 2007 were transferred to Atari Studio Asia.)

(4)	Represents primarily distribution fees owed to Humongous, Inc., a related party, related to sale of their product.

(5)	Comprised primarily of royalties owed to Atari Interactive, offset by receivables related to management fee revenue and production and quality and assurance testing services revenue earned from Atari Interactive.

(6)	Balances comprised of license income from our licensing agreements with Glu Mobile, Inc. (merged with Ifone in 2006) relating to properties in which we own or hold rights to publish and/or sub-license.
Atari Name License
          In May 2003, we changed our name to Atari, Inc. upon obtaining rights to use the Atari name through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). In connection with a debt recapitalization in September 2003, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which was being amortized monthly and which became fully amortized during the first quarter of fiscal 2007. The monthly amortization was based on the total estimated cost to be incurred by us over the ten-year license period. Upon full amortization of the deferred charge, we began recording a long-term liability at $0.2 million per month, to be paid to Atari Interactive beginning in year six of the term of the license. During the quarters ended September 30, 2006 and 2007, we recorded expense of $0.6 million in each period related to the license. For the six months ended September 30, 2006 and 2007, we recorded license expense of $1.1 million in each period and as of September 30, 2007, $3.0 million relating to this obligation is included in long-term liabilities.
Sale of Hasbro Licensing Rights
     On July 18, 2007, IESA, agreed to terminate a license under which it and we, and our sublicensees, had developed, published and distributed video games using intellectual property owned by Hasbro, Inc. In connection with that termination, on the same date, we and IESA entered into an agreement whereby IESA agreed to pay us $4.0 million. In addition, pursuant to the agreements between IESA and Hasbro, Hasbro agreed to assume our obligations under any sublicenses that we had the right to assign to it. As of September 30, 2007, we have received full payment of the $4.0 million and have recorded the same amount as other income as part of our publishing net revenues for the six months ended September 30, 2007.
Related Party Transactions with Employees or Former Employees
•	License Revenue from Glu Mobile
          We record license income from Glu Mobile, for which a member of our Board of Directors, until October 5, 2007, Denis Guyennot, is the Chief Executive Officer of activities in Europe, the Middle East, and Africa. This results in treatment of Glu Mobile as a related party. During the three months ended September 30, 2006 and 2007, license income recorded from Glu Mobile was $0.5 million and $1.2 million, respectively. During the six months ended September 30, 2006 and 2007, license income recorded from Glu Mobile was $1.5 million and $2.3 million, respectively. As of March 31, 2007, receivables from Glu Mobile were $1.3 million. As of September 30, 2007, we had no receivables from Glu Mobile. Upon the removal of Mr. Guyennot from our Board of Directors on October 5, 2007, Glu Mobile no longer is a related party.
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Contractual Obligations

          As of September 30, 2007, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations were as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Through	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

September 30, 2008	$5,900	$1,704	$2,045	$33	$9,682
September 30, 2009	8	—	1,851	—	1,859
September 30, 2010	2	—	1,806	—	1,808
September 30, 2011	—	—	1,720	—	1,720
September 30, 2012	—	—	1,329	—	1,329
Thereafter	—	—	12,301	—	12,301

Total	$5,910	$1,704	$21,052	$33	$28,699

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2008 through fiscal 2022. These are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $1.1 million of sublease income to be received in fiscal 2008 and fiscal 2009. Rent expense and sublease income for the three and six months ended September 30, 2006 and 2007 is as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2007	2006	2007
Rent expense	$880	$1,421	$1,630	$2,528
Sublease income	(62)	(220)	(178)	(501)
•	Renewal of New York lease
During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our prior lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space was approximately $2.4 million per year for the first five years, increased to approximately $2.7 million per year for the next five years, and increased to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, of which $1.2 million has been recorded as a deferred credit as of March 31, 2007; the remainder of the deferred credit will be recorded as the improvements are completed, and will be amortized against rent expense over the life of the lease. A nominal amount of amortization was recorded during the year ended March 31, 2007. For the six months ended September 30, 2007, we recorded an additional deferred credit of $3.0 million and amortization against the total deferred credits of approximately $0.1 million. Shortly after signing the new lease, we provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in security deposits on our condensed consolidated balance sheet. On August 14, 2007, we and our new landlord, W2007 Fifth Realty, LLC, amended the lease under which we occupy space in 417 Fifth Avenue, New York City, to reduce the space we occupy by approximately one-half, effective December 31, 2007. As a result, our rent under the amended lease will be reduced from its current approximately $2.4 million per year to approximately $1.2 million per year from January 1, 2008 through June 30, 2011, approximately $1.3 million per year for the five years thereafter, and approximately $1.5 million per year for the last five years of the term.

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2007, the net book value of the assets, included within property and equipment on the balance sheet, was $0.1 million, net of accumulated depreciation of $0.5 million. As of September 30, 2007, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.
Litigation
          As of September 30, 2007, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
NOTE 8 – DEBT
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
          As of September 30, 2007, no borrowings were outstanding, and a nominal amount of interest was included in accrued liabilities.
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
          As of November 15, 2007, we have drawn the full $10.0 million on the senior credit facility.
NOTE 9 – DISCONTINUED OPERATIONS
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
Balance Sheets
          At March 31, 2007 and September 30, 2007, the assets of Reflections are presented separately on our condensed consolidated balance sheets. The balances at March 31, 2007 represent assets associated with Reflections and the Driver franchise that were not included in the sale. Management’s intent is to divest itself of the remaining assets associated with Reflections’ office lease during fiscal 2008. The components of the assets of discontinued operations are as follows (in thousands):

	March 31, 2007	September 30, 2007
Assets:
Prepaid expenses and other current assets	$310	$47
Other non-current assets	335	348

Total assets	$645	$395

•	Results of Operations
          As Reflections represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the condensed consolidated statements of operations. Net revenues and (loss) income from discontinued operations, net of tax, for the three months and six months ended September 30, 2006 and 2007, respectively, are as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net revenues	$(105)	$—	$203	$—
(Loss) from operations of Reflections Interactive Ltd.	(7,063)	(11)	(9,599)	(33)
Gain on sale of Reflections Interactive Ltd.	11,472	—	11,472	—
(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	$4,409	$(11)	$1,873	$(33)
NOTE 10 – RESTRUCTURING
     The charge for restructuring is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Severance and retention expenses (1)	$41	$19	$41	$787
Lease related costs (2)	160	25	273	206
Miscellaneous costs	3	—	20	—

Total	$204	$44	$334	$993

(1)	In the first quarter of fiscal 2008, management announced a plan to reduce our total workforce by 20%, primarily in general and administrative functions.

(2)	As part of a restructuring plan implemented in fiscal 2005, we recorded the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices, in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Through the remainder of the related leases, FASB Statement No. 146 requires us to record expense to adjust the present value recorded in 2005 to the actual expense and income recorded for the month. For the three months ended June 30, 2006, we recorded $0.1 million for the present value adjustments related to the Beverly and Santa Monica offices. The Santa Monica lease ended during the second quarter of fiscal 2007; therefore the expense of $0.2 million for the six months ended September 30, 2006. relates to the Beverly lease, which ended as of that date.
          The following is a reconciliation of our restructuring reserve from March 31, 2007 to September 30, 2007 (in thousands):

	Balance at				Balance at
	March 31, 2007	Accrued Amounts	Reclasses	Cash payments, net	September 30, 2007
Short term
Severance and retention	$—	$787	$—	$(507)	$280
Lease related costs	54	206	3	(251)	12

Total	54	993	3	(758)	292

Long term
Lease related costs	3	—	(3)	—	—

Total	3	—	(3)	—	—

Total	$57	$993	$—	$(758)	$292

NOTE 11 – SALE OF INTELLECTUAL PROPERTY
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
NOTE 12 – OPERATIONS BY REPORTABLE SEGMENTS
          We have three reportable segments: publishing, distribution and corporate. Our publishing segment is comprised of business development, strategic alliances, product development, marketing, packaging, and sales of video game software for all platforms. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, we do not separately track or maintain records, other than those for goodwill (all historically attributable to the publishing segment, and fully impaired as of March 31, 2007) and a nominal amount of fixed assets, which identify assets by segment and, accordingly, such information is not available.
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
          The following summary represents the consolidated net revenues, operating (loss) income, depreciation and amortization, and interest (expense) income by reportable segment for the three months and six months ended September 30, 2006 and 2007 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended September 30, 2006:
Net revenues	$23,130	$5,458	$—	$28,588
Operating (loss) income (1)	(3,994)	1,466	(6,891)	(9,419)
Depreciation and amortization	(171)	—	(598)	(769)
Interest income, net	—	—	116	116
Six months ended September 30, 2006:
Net revenues	$32,894	$15,168	$—	$48,062
Operating (loss) income (1)	(3,057)	2,446	(13,391)	(14,002)
Depreciation and amortization	(373)	—	(1,289)	(1,662)
Interest income, net	—	—	233	233
Three months ended September 30, 2007:
Net revenues	$11,352	$1,957	$—	$13,309
Operating (loss) income (1)	(1,886)	49	(5,763)	(7,600)
Depreciation and amortization	(77)	—	(383)	(460)
Interest expense, net	—	—	(32)	(32)
Six months ended September 30, 2007:
Net revenues	$21,085	$2,644	$—	$23,729
Operating (loss) income (1)	(6,365)	126	(12,338)	(18,577)
Depreciation and amortization	(147)	—	(728)	(875)
Interest expense, net	—	—	(45)	(45)

(1)	Operating loss for the Corporate segment for the three months ended September 30, 2006 and 2007, excludes restructuring charges of $0.2 million and $0.1 million, respectively, and for the six months ended September 30, 2006 and 2007 excludes $0.3 million and $1.0 million, respectively. Including restructuring charges, total operating loss for the three months ended September 30, 2006 and 2007 is $9.6 million and $7.6 million, respectively, and for the six months ended September 30, 2006 and 2007 is $14.3 million and $19.6 million, respectively.
NOTE 13 – SUBSEQUENT EVENTS
FUNimation License Agreement
     We are a party to two license agreements with FUNimation Productions, Ltd. (“FUNimation”) pursuant to which we distribute the Dragonball Z software titles. On October 18, 2007, FUNimation delivered a notice purporting to terminate the license agreements based on alleged breaches of the license agreements. We dispute the validity of the termination notices and have continued to distribute the titles covered by the license agreements. We and FUNimation are currently in discussions regarding a “standstill” agreement that would permit them to discuss and attempt to resolve the issues under the license agreements that resulted in FUNimation delivering the purported termination notice. There is no assurance that the parties will agree on the terms of the standstill or that they will be able to successfully resolve the issues under the license agreements. While we believe we have valid defenses to the purported termination, in the event that FUNimation is successful in terminating the license agreements it could have a material adverse effect on our results of operations and financial position. We have recorded an additional $2.8 million expense related to the FUNimation dispute during the six months ended September 30, 2007. This amount is comprised of an additional royalty expense of $1.2 million and $1.6 million related to minimum advertising commitment shortfalls. As part of this dispute we have reduced our FUNimation prepaid license advance by approximately $0.8 million during six months ended September 30, 2007 and have a liability of approximately $2.5 million as part of royalties payable as of September 30, 2007.
Restructuring and the License of Intellectual Property
Test Drive
     On November 8, 2007, we entered into two separate license agreements (a Trademark Agreement and a IP Agreement) with IESA pursuant to which we grant IESA the exclusive right and license, under its trademark and intellectual and property rights, to create, develop, distribute and otherwise exploit licensed products derived from our series of interactive computer and video games known as “Test Drive” and “Test Drive Unlimited” (the “Franchise”) for a term of seven years (collectively, the “TDU Agreements”).
     IESA shall pay the Company a non-refundable advance, fully recoupable against royalties to be paid under each of the TDU Agreements, of (i) $4 million under the Trademark Agreement and (ii) $1 million under the IP Agreement, both advances of which shall accrue interest at a yearly rate of 15% throughout the term of the applicable agreement (collectively, the “Advance Royalty”). The Advance Royalty is to be paid by IESA within five business days of the effective dates of the TDU Agreements. Under the Trademark Agreement, the base royalty rate is 7.2% of net revenue actually received by IESA from the sale of licensed products, or, in lieu of the foregoing royalties, 40% of net revenue actually received by IESA from the exploitation of licensed products on the wireless platform. Under the IP Agreement, the base royalty rate is 1.8% of net revenue actually received by IESA from the sale of licensed products, or, in lieu of the foregoing royalties, 10% of net revenue actually received by IESA from the exploitation of licensed products on the wireless platform.
Overhead Reduction
     On November 13, 2007, we announced a plan to lower operating expenses by, among other things, reducing headcount. The plan includes (i) a reduction in force to consolidate certain operations, eliminate certain non-critical functions, and refocus certain engineering and support functions, and (ii) transfer of certain product development and business development employees to IESA in connection with the termination of a production services agreement between us and IESA. We expect that, after implementation of the plan, total headcount will be reduced by approximately 30.0%. We expect to incur restructuring charges in the range of $1.0 million to $1.5 million of which the majority relates to severance arrangements. We expect this plan to be completed by the end of March 31, 2008.
     These actions are intended to allow the Company to devote more resources to focusing on its distribution business strategy.

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
     The reduction in our development and development financing activities has significantly reduced the number of games we publish.  During fiscal 2007, our revenues from publishing activities were $104.7 million, compared with $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005. During the six months ended September 30, 2007, our revenues from our publishing business were $21.1 million.
     For the year ended March 31, 2007, we had an operating loss of $77.6 million, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. During the six months ended September 30, 2007, we incurred an operating loss of approximately $19.6 million. We have taken significant steps to reduce our costs such as our May 2007, workforce reduction of approximately 20%. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules.  Further, our expected releases in fiscal 2008 are even fewer than our releases in fiscal 2007.  In addition, most of our releases for fiscal 2008 are focused on the holiday season.  As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs during the second and third quarter of our fiscal year.
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
Related party transactions
     We are involved in numerous related party transactions with IESA and its subsidiaries. These related party transactions include, but are not limited to, the purchase and sale of product, game development, administrative and support services and distribution agreements. In addition, we use the name “Atari” under a license from Atari Interactive (a wholly-owned subsidiary of IESA) that expires in 2013. See Note 6 to the condensed consolidated financial statements for details.
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
     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by third party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide.    Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as GameStop.  Our sales to key customers Wal-Mart, GameStop, and Best Buy accounted for approximately 24.6%, 23.0%, and 11.7%, respectively, of net revenues for the six months ended September 30, 2007. No other customers had sales in excess of 10% of net product revenues. Additionally, our games are made available through various internet, online, and wireless networks.
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
     For the three months ended September 30, 2006 and 2007, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $4.6 million and $3.4 million, respectively. For the six months ended September 30, 2006 and 2007, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $8.8 million and $7.4 million, respectively. As of March 31, 2007 and September 30, 2007, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $14.2 million and $0.5 million, respectively. With lower sales in the first two quarters of fiscal 2008, combined with the timing of cash receipts and price protection programs, certain customers were in net credit balance positions within our accounts receivable. As a result, $4.1 million (net of $9.5 million of gross receivables) as of September 30, 2007 were reclassified to accrued liabilities. As our first two quarters of our fiscal years are trending to be periods of few new product releases, we anticipate credit balance positions.
Inventories
     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended September 30, 2006 and 2007, we recorded obsolescence expense of approximately $0.7 million and $0.1 million, respectively. For the six months ended September 30, 2006 and 2007 we recorded obsolescence expense of approximately $0.8 million and $0.3 million, respectively. As of March 31, 2007 and September 30, 2007, the aggregate reserve against inventories was approximately $1.9 million in each period.
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

Results of operations
         Three months ended September 30, 2006 versus the three months ended September 30, 2007
      Condensed Consolidated Statements of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	September 30,	Revenues	September 30,	Revenues	Increase
	2006		2007		$	%

Net revenues	$28,588	100.0%	$13,309	100.0%	$(15,279)	(53.4)%
Costs, expenses, and income:
Cost of goods sold	15,251	53.3%	6,276	47.2%	(8,975)	(58.8)%
Research and product development	7,321	25.6%	3,557	26.7%	(3,764)	(51.4)%
Selling and distribution expenses	9,317	32.7%	5,209	39.2%	(4,108)	(44.1)%
General and administrative expenses	5,680	19.9%	4,852	36.5%	(828)	(14.6)%
Restructuring expenses	204	0.7%	44	0.3%	(160)	(78.4)%
Gain on sale of development studio assets	(885)	(3.1)%	—	0.0%	885	100.0%
Atari trademark license expense	555	1.9%	555	4.2%	—	0.0%
Depreciation and amortization	768	2.7%	460	3.5%	(308)	(40.1)%

Total costs, expenses, and income	38,211	133.7%	20,953	157.5%	(17,258)	(45.2)%

Operating loss	(9,623)	(33.7)%	(7,644)	(57.5)%	1,979	20.6%
Interest (expense) income, net	116	0.4%	(32)	(0.2)%	(148)	(127.6)%
Other (expense) income	15	0.1%	(4)	0.0%	(19)	(126.7)%

Loss before (benefit from) income taxes	(9,492)	(33.2)%	(7,680)	(57.7)%	1,812	19.1%
(Benefit from) income taxes	(5,015)	(17.5)%	—	0.0%	5,015	100.0%

Loss from continuing operations	(4,477)	(15.7)%	(7,680)	(57.7)%	(3,203)	(71.5)%
(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	4,409	15.4%	(11)	(0.1)%	(4,420)	(100.2)%

						0.0%
Net loss	$(68)	(0.3)%	$(7,691)	(57.8)%	$(7,623)	(11210.3)%

      Net Revenues
      Net Revenues by Segment (in thousands):

	Three Months
	Ended
	September 30,
	2006	2007	(Decrease)
Publishing	$23,130	$11,352	$(11,778)
Distribution	5,458	1,957	(3,501)

Total	$28,588	$13,309	$(15,279)

      Publishing Sales Platform Mix

	Three Months
	Ended
	September 30,
	2006	2007
PlayStation 2	39.4%	20.6%
Xbox 360	32.6%	1.1%
PC	15.6%	38.2%
PSP	6.3%	33.6%
Plug and Play	2.5%	0.0%
Game Boy Advance	2.0%	0.4%
Nintendo DS	1.4%	0.9%
Xbox	0.1%	1.6%
GameCube	0.1%	0.0%
Wii	0.0%	3.6%

Total	100.0%	100.0%

We anticipate recognizing the majority of our publishing revenues in our third and fourth quarter of fiscal 2008, a similar trend as compared to fiscal 2007. During the first six months of September 2007 we did not have any major new releases. The year over year comparison includes the following trends:

•	Net publishing product sales during the current quarter were driven by reorders of catalogue titles, which made up 75.3% of sales. The 2006 three months ended sales were driven by the new release of Test Drive Unlimited.

•	International royalty income decreased by $1.5 million as the prior period income contained international sales of Test Drive Unlimited.

•	The three months ended September 30, 2007 contains a one-time license payment of $4.0 million related to the sale of Hasbro, Inc. publishing and licensing rights which IESA sold back to Hasbro in July 2007. We anticipate the sale of these rights will reduce the amount of immediate license opportunities we have.

•	The overall average unit sales price (“ASP”) of the publishing business has decreased from $19.59 in the prior comparable quarter to $17.58 in the current period as the current quarter’s sales consisted primarily of back catalogue sales.
Total distribution net revenues for the three months ended September 30, 2007 decreased by 64.1% from the prior comparable period due to the overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products. Due to our financial constraints related to fully funding our product development program, we will attempt to increase our focus on higher-margin distribution in the future.
Cost of Goods Sold
          Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the three months ended September 30, 2007 decreased by 58.8%. As a percentage of net revenues, cost of goods sold decreased from 53.3% to 47.2% due to the following:
•	a lower mix of higher cost third-party distributed product sales as a percentage of net revenues (14.7% in fiscal 2008 compared with 19.0% in fiscal 2007), offset by

•	a lower average sales price on our publishing products in the current period driven by catalogue sales and budget releases versus the inclusion of new release sales for the newest generation of console platforms in prior period, and

•	an additional $1.2 million royalty reserve related to the FUNimation dispute.
Research and Product Development Expenses
          Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third party developers on products that are currently in development and billings from related party developers. We expect to increase the use of external developers as we have sold all of our internal development studios. By leveraging external developers, we anticipate improvements in liquidity as we will no longer carry fixed studio overhead to support our development efforts. However, due to our cash constraints we have not been able to fully fund our development efforts. These expenses for the three months ended September 30, 2007 decreased approximately 51.4%, due primarily to:
•	decreased spending of $2.0 million at our related party development studios due to the completion of Test Drive Unlimited, which was released in the second quarter of fiscal 2007,

•	decreased salaries and other overhead of $1.0 million due to the sale of our Shiny studio in the second quarter of fiscal 2007, as well as additional executive and other personnel reductions, and

•	decreased spending of $0.8 million for projects in development with external developers, as our development efforts have been limited due to cash constraints.

Selling and Distribution Expenses
          Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended September 30, 2007, selling and distribution expenses decreased $4.1 million or approximately 44.1%, due to:
•	decreased spend on advertising of $4.3 million as the prior period contained advertising expense related to release of Test Drive Unlimited, and

•	savings in salaries and related overhead costs due to reduced headcount resulting from studio closure and personnel reductions offset by

•	an additional $1.6 million expense related to minimum advertising commitment shortfalls to be paid to FUNimation.
General and Administrative Expenses
          General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. General and administrative expenses as a percentage of net revenues increased to 36.5% due to the decreased sales volume in the three months ended September 30, 2007. During the three months ended September 30, 2007, general and administrative expenses decreased to $0.8 million. Trends within general and administrative expenses related to the following:
•	a reduction in salaries and other overhead costs of $0.5 million due to studio closures and other personnel reductions.
Restructuring Expenses
          In the first quarter of fiscal 2008, management announced a plan to reduce our total workforce by 20%, primarily in general and administrative functions. This plan resulted in restructuring charges of approximately $1.0 million of which $0.1 million has been incurred in the three months ended September 30, 2007. The second quarter of fiscal 2007 contains $0.2 million of additional restructuring expense from the fiscal 2006 restructuring plan.
Gain on Sale of Development Studio Assets
          During the three months ended September 30, 2006, we sold certain development studio assets of Shiny to a third party for a gain of $0.9 million. The gain represents the proceeds of $1.8 million (of which $0.2 million was held in escrow for nine months), less the net book value of the development studio assets sold of $0.9 million.
Depreciation and Amortization
          Depreciation and amortization for three months ended September 30, 2007 decreased 40.1% due to:
•	savings in depreciation relate to the closure of offices and reduction of staffing and associated overhead
(Benefit from) Income Taxes
          During the three months ended September 30, 2006, a $5.0 million benefit from income taxes primarily resulted from a non-cash tax benefit of $5.4 million, which offsets a non-cash tax provision of the same amount included in loss from discontinued operations, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, which states that all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. The recording of a benefit is appropriate in this instance, under the guidance of Paragraph 140, because such domestic loss offsets the domestic gain generated in discontinued operations. The effect of this transaction on net loss for fiscal 2007 is zero, and it does not result in the receipt or payment of any cash.

Loss from Discontinued Operations of Reflections Interactive Ltd., net of tax
     Loss from discontinued operations of Reflections Interactive Ltd. decreased $4.4 million from a gain from discontinued operations of $4.4 million in the second quarter of fiscal 2007 to a nominal amount in the second quarter of fiscal 2008, which relates to remaining lease costs. The fiscal 2007 gain was driven by the gain of sale of Reflections of $11.4 million (sold in August 2006) offset by the operating costs of the Reflections studio of $1.6 million and a tax provision associated with discontinued operations of $5.4 million, recorded in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” paragraph 140, and offset by a tax benefit of an equal amount in continuing operations (see Benefit from Income Taxes above).
         Six months ended September 30, 2006 versus the six months ended September 30, 2007
     Condensed Consolidated Statements of Operations (dollars in thousands):

	Six		Six
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	September 30,	Revenues	September 30,	Revenues	Increase
	2006		2007		$	%

Net revenues	$48,062	100.0%	$23,729	100.0%	$(24,333)	(50.6)%
Costs, expenses, and income:
Cost of goods sold	29,178	60.7%	13,042	55.0%	(16,136)	(55.3)%
Research and product development	14,467	30.1%	7,968	33.6%	(6,499)	(44.9)%
Selling and distribution expenses	14,418	30.0%	8,760	36.8%	(5,658)	(39.2)%
General and administrative expenses	11,115	23.1%	10,552	44.5%	(563)	(5.1)%
Restructuring expenses	334	0.7%	993	4.2%	659	197.3%
Gain on sale of intellectual property	(9,000)	(18.7)%	—	0.0%	9,000	100.0%
Gain on sale of development studio assets	(885)	(1.8)%	—	0.0%	885	100.0%
Atari trademark license expense	1,109	2.3%	1,109	4.7%	—	0.0%
Depreciation and amortization	1,662	3.5%	875	3.7%	(787)	(47.4)%

Total costs, expenses, and income	62,398	129.9%	43,299	(182.5)%	(19,099)	(30.6)%

Operating loss	(14,336)	(29.9)%	(19,570)	(82.5)%	(5,234)	(36.5)%
Interest (expense) income, net	233	0.5%	(45)	(0.2)%	(278)	(119.3)%
Other (expense) income	34	0.1%	15	0.1%	(19)	(55.9)%

Loss before (benefit from) income taxes	(14,069)	(29.3)%	(19,600)	(82.6)%	(5,531)	(39.3)%
(Benefit from) income taxes	(4,833)	(10.1)%	—	0.0%	4,833	(100.0)%

Loss from continuing operations	(9,236)	(19.2)%	(19,600)	(82.6)%	(10,364)	(112.2)%
(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	1,873	3.9%	(33)	(0.1)%	(1,906)	(101.8)%

Net loss	$(7,363)	(15.3)%	$(19,633)	(82.7)%	$(12,270)	(166.6)%

     Net Revenues
     Net Revenues by Segment (in thousands):

	Six Months
	Ended
	September 30,
	2006	2007	(Decrease)
Publishing	$32,894	$21,085	$(11,809)
Distribution	15,168	2,644	(12,524)

Total	$48,062	$23,729	$(24,333)

     Publishing Sales Platform Mix

	Six Months
	Ended
	September 30,
	2006	2007
PlayStation 2	32.3%	16.9%
PC	24.4%	37.1%
Xbox 360	21.2%	2.4%
PSP	10.6%	29.6%
Game Boy Advance	5.7%	0.3%

	Six Months
	Ended
	September 30,
	2006	2007
Plug and Play	3.5%	0.0%
Nintendo DS	1.5%	9.9%
Xbox	0.4%	0.7%
GameCube	0.4%	0.0%
Wii	0.0%	3.1%

Total	100.0%	100.0%

We anticipate recognizing the majority of our publishing revenues in our third and fourth quarter of fiscal 2008, a similar trend as compared to fiscal 2007. During the first six months of September 2007 we did not have any major new releases. The year over year comparison includes the following trends:
•	Net publishing product sales during the current quarter were driven by reorders of catalogue titles, which made up 70.6% of sales. Sales from new releases in the first six months were driven mainly by Dungeon and Dragons: Tactics (Sony PSP) and Dragon Ball Z: HARUKANARU DENSETSU (Nintendo DS). The six months ended September 30, 2007 sales are comprised of the new release of Test Drive Unlimited and back catalogue sales.

•	International royalty income decreased by $0.1 million as the prior period income from the international release of Test Drive Unlimited and reductions due to larger than anticipated returns on international sales of Matrix: Path of Neo and Getting Up: Contents Under Pressure, released in the third quarter and fourth quarter, respectively, of fiscal 2006.

•	The six months ended September 30, 2007 contains a one-time license payment of $4.0 million related to the sale of Hasbro, Inc. publishing and licensing rights which IESA sold back to Hasbro in July 2007. We anticipate the sale of these rights will reduce the amount of immediate license opportunities we have.

•	The overall average unit sales price (“ASP”) of the publishing business remained consistent from $18.03 in the prior comparable quarter versus $17.91 in the current period.
Total distribution net revenues for the six months ended September 30, 2007 decreased by 82.6% from the prior comparable period due to the overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products. Due to our financial constraints related to fully funding our product development program, we will attempt to increase our focus on higher-margin distribution in the future.
Cost of Goods Sold
          Cost of goods sold for the six months ended September 30, 2007 decreased by 55.3%. As a percentage of net revenues, cost of goods sold decreased from 60.7% to 55.0% due to the following:
•	a lower mix of higher cost third-party distributed product sales as a percentage of net revenues (11.1% in fiscal 2008 compared with 31.6% in fiscal 2007), offset by

•	a lower average sales price on our publishing products in the current period driven by catalogue sales and budget releases versus the inclusion of new release sales for the newest generation of console platforms in prior period, and

•	an additional $1.2 million royalty reserve related to the FUNimation dispute.
Research and Product Development Expenses
          We expect to increase the use of external developers as we have sold all of our internal development studios. By leveraging external developers, we anticipate improvements in liquidity as we will no longer carry fixed studio overhead to support our development efforts. These expenses for the six months ended September 30, 2007 decreased approximately 44.9%, due primarily to:
•	decreased spending of $5.2 million at our related party development studios due to the completion of Test Drive Unlimited, which was released in the second quarter of fiscal 2007, and

•	decreased salaries and other overhead of $2.2 million due to the sale of our Shiny studio in the second quarter of fiscal 2007, as well as additional executive and other personnel reductions, offset by

•	increased spending of $0.9 million for projects in development with external developers, as we increase our focus on external development.
Selling and Distribution Expenses
          During the six months ended September 30, 2007, selling and distribution expenses decreased $5.7 million or approximately 39.2%, due to:
•	decreased spending on advertising of $4.6 million, and

•	savings in salaries and related overhead costs due to reduced headcount resulting from studio closure and personnel reductions, offset by

•	an additional $1.6 million expense related to minimum advertising commitment shortfalls to be paid to FUNimation.
General and Administrative Expenses
          General and administrative expenses as a percentage of net revenues increased to 44.5% due to the decreased sales volume in the six months ended September 30, 2007. During the six months ended September 30, 2007, general and administrative expenses decreased by $0.6 million. Trends within general and administrative expenses related to the following:
•	a reduction in salaries and other overhead costs of $0.6 million due to studio closures and other personnel reductions.
Restructuring Expenses
          In the first quarter of fiscal 2008, management announced a plan to reduce our total workforce by 20%, primarily in general and administrative functions. This restructuring resulted in restructuring charges of approximately $1.0 million. The first two quarters of fiscal 2007 contains $0.3 million of additional restructuring expense from the fiscal 2006 restructuring plan.
Gain on Sale of Intellectual Property
     In the fiscal 2007 first quarter, we sold the Stuntman intellectual property to a third party for $9.0 million, which was recorded as a gain. No such gain was recorded in the current period.
Gain on Sale of Development Studio Assets
          During the six months ended September 30, 2006, we sold certain development studio assets of Shiny to a third party for a gain of $0.9 million. The gain represents the proceeds of $1.8 million (of which $0.2 million is held in escrow for nine months), less the net book value of the development studio assets sold of $0.9 million.
Depreciation and Amortization
          Depreciation and amortization for six months ended September 30, 2007 decreased 47.4% due to:
•	savings in depreciation relate to the closure of offices and reduction of staffing and associated overhead
(Benefit from) Income Taxes
          During the six months ended September 30, 2006, a $4.8 million benefit from income taxes primarily results from a non-cash tax benefit of $5.4 million, which offsets a non-cash tax provision of the same amount included in loss from discontinued operations, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, which states that all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. The recording of a benefit is appropriate in this instance, under the guidance of Paragraph 140, because such domestic loss offsets the domestic gain generated in discontinued operations. The effect of this transaction on net loss for fiscal 2007 is zero, and it does not result in the receipt or payment of any cash. This non-cash tax benefit is offset by $0.6 million of deferred tax liability recorded due to a temporary difference that arose from a difference in the book and tax basis of goodwill
Loss from Discontinued Operations of Reflections Interactive Ltd., net of tax
     Loss from discontinued operations of Reflections Interactive Ltd. decreased $1.9 million from a gain from discontinued operations of $1.9 million in the second quarter of fiscal 2007 to a nominal amount in the second quarter of fiscal 2008, which relates to remaining lease costs. The fiscal 2007 gain was driven by the gain of sale of Reflections of $11.4 million (sold in August 2006) offset by the operating costs of the Reflections studio of $4.2 million and a tax provision associated with discontinued operations of $5.4 million, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, and offset by a tax benefit of an equal amount in continuing operations (see Benefit from Income Taxes above).
Liquidity and Capital Resources
Overview
     A need for increased investment in development and increased need to spend advertising dollars to support product launches, caused in part by “hit-driven” consumer taste, have created a significant increase in the amount of financing required to sustain operations, while negatively impacting margins. Further, as our business continues to be more seasonal, which creates a need for significant financing to fund the seasonal development and manufacturing activities, in addition to the financing we need throughout the year to fund our working capital requirements. Our only credit line is an asset based secured credit line that is limited to $10.0 million, and which the lenders will have the right to cancel if we fail to meet financial and other covenants. Even if the credit line remains in effect, it will not provide all the funds we will need to pay for inventory that will be needed for the calendar 2007 holiday season. Historically, IESA has sometimes provided funds we needed for our operations, but it is not certain that it will be able, or will be willing to provide the funding we will need for fiscal 2008 or subsequent to that.
     Because of our funding difficulties, we have sharply reduced our expenditures for research and product development regarding new games. During the year ended March 31, 2007, our expenditures on research and product development decreased by 42.0%, to $30.1 million, compared with $51.9 million in fiscal 2006. During the six months ended September 30, 2007, expenditures on research and product development was $8.0 million versus $14.5 million in the comparable fiscal 2007 period. This will reduce the flow of new games that will be available to us in fiscal 2008 and 2009, and possibly after that. Our lack of financial resources to fund a full product development program may reinforce our focus on casual gaming, which requires substantially less research and product investment.
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
Cash Flows
(in thousands)

	March 31,	September 30,
	2007	2007
Cash	$7,603	$2,718
Working capital	$1,213	$(15,837)

	Six Months Ended
	September 30,
	2006	2007
Cash used in operating activities	$(34,155)	$(4,494)
Cash provided by (used in) investing activities	29,574	(349)
Cash used in financing activities	(152)	(51)
Effect of exchange rates on cash	9	9

Net decrease in cash	$(4,724)	$(4,885)

     During the six months ended September 30, 2007, our operations used cash of approximately $4.5 million to support our net loss of $19.6 million for the period offset by collections of accounts receivable and the timing of payments made to vendors during the first six months of fiscal 2008. During the six months ended September 30, 2006, our operations used cash of approximately $34.2 million driven by the net loss of $7.3 million for the period, compounded by increased payments of trade payables and royalties payable, offset by a decrease in accounts receivable from lower sales during the current period.
     During the six months ended September 30, 2007, cash used in investing activities of $0.3 million was due to purchases of property and equipment. During the six months ended September 30, 2006, investing activities provided cash of $29.6 million due to several sale transactions completed during the period:
•	proceeds of $21.6 million received in connection with the sale of our Reflections studio,

•	proceeds of $9.0 million from the sale of the Stuntman intellectual property,

•	and proceeds of $1.6 million from the sale of our Shiny studio in the current period
     The cash proceeds are partially offset by the increase in restricted cash of $1.8 million for the collateralizing of a letter of credit related to our new office lease and the purchase of assets of $0.8 million.
     During the six months ended September 30, 2006 and 2007, our financing activities used a nominal amount of cash due to payments to capital lease obligations.
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
Selected Balance Sheet Accounts
     Receivables, net
     Receivables, net, decreased by $6.0 million from $6.5 million at March 31, 2007 to $0.5 million at September 30, 2007. This is due to lower sales occurring during the quarter, versus the sales in the fourth quarter of fiscal 2007. With lower sales in the first six months of fiscal 2008, combined with the timing of cash receipts and price protection programs, certain customers were in net credit balance positions within our accounts receivable. As a result, $4.1 million (net of $9.5 million of gross receivables) during the six months ended September 30, 2007 were reclassified to accrued liabilities.
     Due from Related Parties/Due to Related Parties
     Due from related parties decreased by $1.2 million and due to related parties decreased by $1.0 million from March 31, 2007 to September 30, 2007 driven by balances between parties settled by netting during the quarter.
     Long-term liabilities and Property Plant and Equipment
     Long-term liabilities and property plant and equipment increased during the six months ended September 30, 2007 approximately $3.6 million and $2.3 million, respectively, primarily due to the capitalization of assets and deferred effect of landlord contributions related to our corporate headquarters located at 417 5th Avenue, New York, New York.
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
     As of November 15, 2007, we have drawn the full $10.0 million on Senior Credit Facility.
Contractual Obligations
     As of September 30, 2007, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations are summarized as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Through	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

September 30, 2008	$5,900	$1,704	$2,045	$33	$9,682
September 30, 2009	8	—	1,851	—	1,859
September 30, 2010	2	—	1,806	—	1,808
September 30, 2011	—	—	1,720	—	1,720
September 30, 2012	—	—	1,329	—	1,329
Thereafter	—	—	12,301	—	12,301

Total	$5,910	$1,704	$21,052	$33	$28,699

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2008 through fiscal 2022. There are future minimum annual rental payments required under the leases, including a related party sublease with Atari Interactive, net of $1.1 million of sublease income to be received in fiscal 2008 and fiscal 2009. Leasehold improvements made at the beginning of or during a lease are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our prior lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space was approximately $2.4 million per year for the first five years, increased to approximately $2.7 million per year for the next five years, and increased to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, of which $1.2 million has been recorded as a deferred credit as of March 31, 2007; the remainder of the deferred credit will be recorded as the improvements are completed, and will be amortized against rent expense over the life of the lease. A nominal amount of amortization was recorded during the year ended March 31, 2007. For the six months ended September 30, 2007, we recorded an additional deferred credit of $3.0 million and amortization against the total deferred credits of approximately $0.1 million. Shortly after signing the new lease, we provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in security deposits on our condensed consolidated balance sheet at September 30, 2007. On August 14, 2007, we and our new landlord, W2007 Fifth Realty, LLC, amended the lease under which we occupy space in 417 Fifth Avenue, New York City, to reduce the space we occupy by approximately one-half, effective December 31, 2007. As a result, our rent under the amended lease will be reduced from its current approximately $2.4 million per year to approximately $1.2 million per year from January 1, 2008 through June 30, 2011, approximately $1.3 million per year for the five years thereafter, and approximately $1.5 million per year for the last five years of the term.

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2007, the net book value of the assets, included within property and equipment on the balance sheet, was $0.1 million, net of accumulated depreciation of $0.5 million. As of September 30, 2007, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.
Effect of Relationship with IESA on Liquidity
     Historically, we have relied on IESA to provide limited financial support to us; however, IESA has its own financial needs and, as it assesses its business operations/plan, its ability and willingness to fund its subsidiaries’ operations, including ours, is uncertain. See Note 6 for a discussion of our relationship with IESA.
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
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented a $0.8 million of our revenues for the six months ended September 30, 2007. We also purchase certain of our inventories from foreign developers and pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of September 30, 2007, we did not have any net revenues from our foreign subsidiaries; these subsidiaries represent $0.8 million, or 2.5%, of our total assets, of which $0.6 million is associated with our previously wholly-owned Reflections studio and is included in assets of discontinued operations on our condensed consolidated balance sheet. We also recorded a nominal amount of operating expenses attributed to foreign operations of Reflections, included in loss from discontinued operations on our condensed consolidated statement of operations. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
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
     As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, we determined that, as of March 31, 2007, there were three material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective. As described below, we plan to begin the remediation of those material weaknesses during the fourth quarter of fiscal 2008. Therefore, as the three material weaknesses at March 31, 2007 have not been remediated, the Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer, has concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were not effective.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     As of September 30, 2007, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders was held on November 6, 2007. Of the 13,477,920 shares of common stock outstanding and entitled to vote at the Annual Meeting, 10,979,482 shares were present in person or by proxy, each entitled to one vote on each matter to come before the meeting. The matters acted upon at our 2007 Annual Meeting of Stockholders, and the voting tabulation for each such matter are as follows:
     Proposal 1. To elect three Class II directors to hold office until the 2009 Annual Meeting of Stockholders.

CLASS III	For	Withheld
Evence-Charles Coppee	10,228,120	751,362
Jean-Michel Perbet	10,186,036	793,446

*	With respect to the election of directors, there were no abstentions or broker non-votes because, pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nominees named.
     As set forth above, at the Annual Meeting, Evence-Charles Coppee and Jean-Michel Perbet were elected as Class III directors. The five remaining members of our Board of Directors, who are in Classes I and III with terms that do not expire until the 2008 Annual Meeting of Stockholders and 2009 Annual Meeting of Stockholders, respectively, are Wendell H. Adair Jr. (Class II), Eugene I. Davis (Class II), Bradley E. Scher (Class II), Thomas Schmider (Class I) and James B. Shein (Class I).

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

ATARI, INC.

By:	/s/ Curtis G. Solsvig

Name: Curtis G. Solsvig III
Title: Chief Restructuring Officer (duly authorized officer)
Date: November 19, 2007

By:	/s/ Arturo Rodriquez

Name: Arturo Rodriguez
Title: Acting Chief Financial Officer (principal financial officer)
Date: November 19, 2007
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