Form 10-Q
period 2007-12-31
ATARI INC
filed 2008-02-13
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     As of February 11, 2008, there were 13,477,920 shares of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
DECEMBER 31, 2007 QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2007

ASSETS
Current assets:
Cash	$7,603	$5,428
Receivables, net of allowances of $14,148 and $15,052 at March 31, 2007 and December 31, 2007, respectively	6,473	16,156
Inventories, net (Note 4)	8,843	7,367
Due from related parties (Note 6)	1,799	425
Prepaid expenses and other current assets (Note 4)	10,229	5,559
Assets of discontinued operations (Note 9)	645	—

Total current assets	35,592	34,935
Property and equipment, net of accumulated depreciation of $30,945 and $32,143 at March 31, 2007 and December 31, 2007, respectively	4,217	6,344
Security deposits	1,940	1,094
Other assets	1,070	1,150

Total assets	$42,819	$43,523

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$11,013	$10,648
Accrued liabilities (Note 4)	13,381	11,458
Royalties payable	4,282	3,808
Credit facility (Note 8)	—	14,000
Due to related parties (Note 6)	5,703	5,333

Total current liabilities	34,379	45,247
Due to related parties — long-term (Note 6)	1,912	3,021
Long-term deferred rent and related rental obligations	3,093	6,690
Related party license advance (Note 1, 6 and 10)	—	5,108
Other long-term liabilities	341	268

Total liabilities	39,725	60,334

Commitments and contingencies (Note 7)

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized, 13,477,920 shares issued and outstanding at March 31, 2007 and December 31, 2007	1,348	1,348
Additional paid-in capital	760,527	760,634
Accumulated deficit	(761,299)	(781,279)
Accumulated other comprehensive income	2,518	2,486

Total stockholders’ equity (deficiency)	3,094	(16,811)

Total liabilities and stockholders’ equity (deficiency)	$42,819	$43,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2006	2007	2006	2007

Net revenues	$47,277	$41,115	$95,338	$64,845

Costs, expenses, and income:
Cost of goods sold	27,117	21,145	56,296	34,186
Research and product development	5,522	4,423	19,988	12,425
Selling and distribution expenses	6,377	7,123	20,795	15,882
General and administrative expenses	5,206	3,341	16,321	13,894
Restructuring expenses	224	3,730	558	4,722
Gain on sale of intellectual property	—	—	(9,000)	—
Gain on sale of development studio assets	—	—	(885)	—
Depreciation and amortization	565	323	2,227	1,198
Atari trademark license expense	554	554	1,663	1,663

Total costs, expenses, and income	45,565	40,639	107,963	83,970

Operating income (loss)	1,712	476	(12,625)	(19,125)
Interest (expense) income, net	(45)	(810)	187	(855)
Other income	23	19	58	33

Income (loss) before income taxes	1,690	(315)	(12,380)	(19,947)
Provision for (benefit from) income taxes	607	—	(4,226)	—

Income (loss) from continuing operations	1,083	(315)	(8,154)	(19,947)
(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	(1,727)	(33)	146	(33)

Net loss	$(644)	$(348)	$(8,008)	$(19,980)

Basic and diluted net loss income per share:
Income (loss) from continuing operations	$0.08	$(0.02)	$(0.60)	$(1.47)
(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	(0.13)	(0.01)	0.01	(0.01)

Net loss	$(0.05)	$(0.03)	$(0.59)	$(1.48)

Basic weighted average shares outstanding	13,477	13,478	13,477	13,478

Diluted weighted average shares outstanding	13,477	13,478	13,477	13,478

See Note 6 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended
	December 31,
	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,008)	$(19,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations of Reflections Interactive Ltd., net of tax	11,326	33
Gain on sale of Reflections Interactive Ltd.	(11,472)	—
Non-cash tax benefit included in continuing operations associated with tax provisions of discontinued operations of Reflections Interactive Ltd.	(4,716)	—
Adjustment for non-cash gain on sale of Reflections Interactive Ltd.	2,400	—
Gain on sale of intellectual property	(9,000)	—
Gain on sale of development studio assets	(885)	—
Adjustment for non-cash gain on sale of development studio assets	200	—
Stock-based compensation expense	1,135	107
Non-cash expense/income on cash collateralized security deposit	—	(1)
Atari name license expense	1,663	1,663
Depreciation and amortization	2,227	1,198
Amortization of deferred financing fees	149	610
Accrued interest	—	108
Gain on sale of property and equipment	(74)	—
Other miscellaneous adjustments to net loss	(332)	(57)
Changes in operating assets and liabilities:
Receivables, net	(11,091)	(9,686)
Inventories, net	7,382	1,475
Due from related parties	2,975	(925)
Due to related parties	(357)	1,374
Prepaid expenses and other current assets	(1,981)	4,655
Accounts payable	(10,756)	(371)
Accrued liabilities	(4,274)	(1,970)
Royalties payable	(10,219)	(474)
Long-term liabilities	1,468	807
Other assets	2,793	(609)

Net cash used in continuing operating activities	(39,447)	(22,043)
Net cash (used in) provided by discontinued operations	(7,163)	612

Net cash used in operating activities	(46,610)	(21,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	9,000	—
(Increase) decrease in restricted cash collateralizing letter of credit	(1,764)	845
Proceeds from sale of property and equipment	179	—
Proceeds from sale of development studio assets	1,550	—
Purchases of acquired intangible assets	(1,212)	—
Purchases of property and equipment	(897)	(533)

Net cash provided by (used in) continuing investing activities	6,856	312
Net cash provided by discontinued operations	21,593	—

Net cash provided by (used in) investing activities	28,449	312

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	15,000	14,000
Payments under credit facility	(8,000)	—
Proceeds from related party license advance	—	5,000
Proceeds from exercise of stock options	4	—
Payments under capitalized lease obligation	(173)	(63)

Net cash provided by continuing financing activities	6,831	18,937

Effect of foreign exchange rates on cash	13	7

Net decrease in cash	(11,317)	(2,175)
Cash — beginning of fiscal period	14,948	7,603

Cash — end of fiscal period	$3,631	$5,428

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
(continued)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$120	$342
Income tax refunds	$—	$—
Income tax payments	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Escrow receivable in connection with sale of Reflections Interactive Ltd.	$2,400	$—
Escrow receivable in connection with sale of development studio assets	$200	$—
Consideration accrued for purchase of capitalized licenses	$970	$0
Capitalization of leasehold improvements funded by landlord	$—	$2,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total

Balance, March 31, 2007	13,478	$1,348	$760,527	$(761,299)	$2,518	$3,094
Comprehensive loss:
Net loss	—	—	—	(19,980)	—	(19,980)
Foreign currency translation adjustment	—	—	—	—	(32)	(32)

Total comprehensive loss						(20,012)
Stock-based compensation expense	—	—	107	—	—	107

Balance, December 31, 2007	13,478	$1,348	$760,634	$(781,279)	$2,486	$(16,811)

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
          Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At December 31, 2007, IESA owns approximately 51% of us through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”). As a result of this relationship, we have significant related party transactions (Note 6).
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
          During fiscal 2006 and 2007, we sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations. During fiscal 2007, we raised approximately $35.0 million through the sale of the rights to the Driver games and certain other intellectual property, and the sale of our Reflections Interactive (“Reflections”) and Shiny Entertainment (“Shiny”) studios. By the end of fiscal 2007, we did not own any development studios.
          The reduction in our development activities has significantly reduced the number of games we publish. During fiscal 2007, our revenues from publishing activities were $104.7 million, compared with $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005. During the nine months ended December 31, 2007, our revenues from our publishing business were $56.3 million.
          For the year ended March 31, 2007, we had an operating loss of $77.6 million, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. During the nine months ended December 31, 2007, we incurred an operating loss of approximately $19.1 million. We have taken significant steps to reduce our costs such as our May 2007 and November 2007 workforce reduction of approximately 20% and 30%, respectively. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 are even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 were focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs.
          The following series of events and transactions which have occurred since September 30, 2007, have caused or are part of our current restructuring initiatives intended to allow us to devote more resources to focusing on our distribution business strategy, provide liquidity, and to mitigate our future cash requirements:

Guggenheim Corporate Funding LLC Covenant Default
As of September 30, 2007, our only borrowing facility was an asset-based secured credit facility that we established in November 2006 with a group of lenders for which Guggenheim Corporate Funding LLC (“Guggenheim”) is the administrative agent. The credit facility consisted of a secured, committed, revolving line of credit in an initial amount up to $15.0 million (subject to a borrowing base calculation), which initially included a $10.0 million sublimit for the issuance of letters of credit. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.
Removal of the Atari, Inc. Board of Directors
On October 5, 2007, CUSH, via a written consent, removed James Ackerly, Ronald C. Bernard, Michael G. Corrigan, Denis Guyennot, and Ann E. Kronen from the Board of Directors of Atari. On October 15, 2007, we announced the appointment of Wendell Adair, Eugene I. Davis, James B. Shein, and Bradley E. Scher as independent directors of our Board. Further, we have also appointed Curtis G. Solsvig III, as our Chief Restructuring Officer and have retained AlixPartners (of which Mr. Solsvig is a Managing Director) to assist us in evaluating and implementing strategic and tactical options through our restructuring process.
Transfer of the Guggenheim credit facility to BlueBay High Yield Investments (Luxembourg) S.A.R.L.
On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. , or BlueBay, as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants.
As of December 31, 2007 and through February 12, 2008, we are in violation of our weekly cash flow covenants. BlueBay our lender has not waived this violation and we have entered into a forbearance agreement which states our lender will not exercise its rights on our facility until the earlier of (i) March 3, 2008, (ii) additional covenant defaults except for the ones existing as the date of this report or (iii) if any action transpires which is viewed to be adverse to the position of the lender (See Note 8).
Test Drive Intellectual Property License
On November 8, 2007, we entered into two separate license agreements with IESA pursuant to which we granted IESA the exclusive right and license, under its trademark and intellectual property rights, to create, develop, distribute and otherwise exploit licensed products derived from our series of interactive computer and video games franchise known as “Test Drive” and “Test Drive Unlimited” (the “Franchise”) for a term of seven years (collectively, the “TDU Agreements”).
IESA paid us a non-refundable advance, fully recoupable against royalties to be paid under each of the TDU Agreements, of (i) $4 million under a trademark agreement (“Trademark Agreement”) and (ii) $1 million under an intellectual property agreement (“IP Agreement”), both advances of which shall accrue interest at a yearly rate of 15% throughout the term of the applicable agreement (collectively, the “Advance Royalty”). Under the Trademark Agreement, the base royalty rate is 7.2% of net revenue actually received by IESA from the sale of licensed products, or, in lieu of the foregoing royalties, 40% of net revenue actually received by IESA from the exploitation of licensed products on the wireless platform. Under the IP Agreement, the base royalty rate is 1.8% of net revenue actually received by IESA from the sale of licensed products, or, in lieu of the foregoing royalties, 10% of net revenue actually received by IESA from the exploitation of licensed products on the wireless platform.
Overhead Reduction
On November 13, 2007, we announced a plan to lower operating expenses by, among other things, reducing headcount. The plan included (i) a reduction in force to consolidate certain operations, eliminate certain non-critical functions, and refocus certain engineering and support functions, and (ii) transfer of certain product development and business development employees to IESA in connection with the termination of a production services agreement between us and IESA. We expect that, after completion of the plan during fiscal 2009, total headcount will be reduced by approximately 30.0%. See Note 10.

Global Memorandum of Understanding
On December 4, 2007, we entered into a Global Memorandum of Understanding Regarding Restructuring of Atari, Inc. (“Global MOU”) with IESA, pursuant to which we agreed, in furtherance of our restructuring plan, to the supersession or termination of certain existing agreements and the entry into certain new agreements between IESA and/or its affiliates and us. See the Short Form Distribution Agreement, Termination and Transfer of Assets Agreement, QA Service Agreement and the Intercompany Service Agreement described below.
The Global MOU also contemplated the execution of a Waiver, Consent and Third Amendment to the Credit Agreement, as amended, among us and BlueBay. This Third Amendment to the Credit Agreement raised our credit limit with BlueBay to $14.0 million (See Note 8).
Furthermore, we agreed with IESA that during the third fiscal quarter of 2008, IESA and us shall discuss an extension of the termination date of the Trademark License Agreement, dated September 4, 2003, as amended, between us and Atari Interactive, Inc., a majority owned subsidiary of IESA, (“Atari Interactive”).
Short Form Distribution Agreement
We entered into a Short Form Distribution Agreement with IESA (together with two of its affiliates) that supersedes, with respect to games to be distributed on or after the effective date of the Short Form Distribution Agreement, the two prior Distribution Agreements between us and IESA dated December 16, 1999 and October 2, 2000. The Short Form Distribution Agreement is a binding agreement between the parties that sets forth the principal terms of a Long Form Distribution Agreement to be negotiated and entered into by the parties, as consented by BlueBay, on or before March 14, 2008. Pursuant to the Short Form Distribution Agreement, IESA granted us the exclusive right for the term of the Short Form Distribution Agreement to contract with IESA for distribution rights in the contemplated territory to all interactive entertainment software games developed by or on behalf of IESA that are released in packaged media format. For any game, IESA may also grant us the distribution rights to the game’s digital download format in the contemplated territory, which will automatically revert to IESA if the annual gross revenues received by us with respect to such game is less than the agreed upon target. With respect to massively multiplayer online games, casual games and games played through an Internet browser, IESA granted us the exclusive right to distribute and sell such games in both the packaged media format and digital download format, if IESA makes such games available in the packaged media format.
Our exclusive distribution territory is the region covered by the United States, Canada and Mexico. However, if net receipts for games distributed in Mexico are less than the agreed upon target during a given year, the distribution rights in Mexico shall automatically revert to IESA at the end of the relevant year of the term of exclusivity.
The distribution of each game would be subject to a sales plan and specific commitments (i) by us, regarding the amount of the initial order, minimum number of units to be manufactured, minimum amount required to be invested by us for marketing and promotion of such game, and the royalties to be paid, which shall equal (x) a flat per-unit fee per manufactured unit or (y) a percentage of net receipts less a distribution fee paid to us equal to 30% of net receipts; and (ii) by IESA, regarding the anticipated delivery date and expected quality and rating of the game. In the event we and IESA do not initially agree to the terms of such commitments for a particular game, IESA may negotiate with third parties regarding the distribution of such game, but IESA cannot accept a third party offer for distribution rights without first giving us ten days to match the offer.
The term of exclusivity rights under the Short Form Distribution Agreement is three years, unless terminated earlier in accordance with the agreement. The term may automatically be shortened to two years if the net receipts from the games distributed thereunder after the first year is less than 80% of a target to be mutually determined. Thereafter, the term shall automatically extend for consecutive one year periods unless written notice of non-extension is delivered within one-year of the expiration date.
IESA retains the rights to distribute games in the digital download format for which IESA and we have not agreed to distribution commitments. IESA agreed to pay the Company a royalty equal to 8% of the online net revenues that IESA receives via the online platform attributable to such games in exchange for the grant of a trademark license for Atari.com. Furthermore, IESA shall have the sole and exclusive right to operate the Atari.com Internet site, for which the terms will be subject to a separate agreement to be entered into on or before March 14, 2008. IESA agreed to place a link from the Atari.com Internet site to the Company’s Internet site where we distribute games in the digital download format for which IESA and us have agreed to distribution commitments.

Termination and Transfer of Assets Agreement
We have entered into a Termination and Transfer of Assets Agreement (the “Termination and Transfer Agreement”) with IESA (together with its affiliate), pursuant to which the parties terminated the Production Services Agreement, between us and IESA, dated as of March 31, 2006, IESA agreed to hire a significant part of our Production Department team and certain related assets were transferred to IESA.
Pursuant to the Termination and Transfer Agreement, we agreed to transfer to IESA substantially all of the computer, telecommunications and other office equipment currently being used by the transferred Production team personnel to perform production services. In consideration of the transfer, IESA agreed to pay us approximately $0.1 million, representing, in aggregate, the agreed upon current net book value for the fixed assets being transferred and the replacement cost for the development assets being transferred.
Furthermore, IESA agreed to offer employment to certain of our Production team personnel identified to be transitioned. Certain of those employees are permitted to continue providing oversight and supervisory services to us until January 31, 2008 at either no cost or at a discounted cost plus a fee.
QA Services Agreement
We entered into the QA Services Agreement (“QA Agreement”) with IESA (together with two of its affiliates), pursuant to which we would either directly or indirectly through third party vendors provide IESA with certain quality assurance services until March 31, 2008.
Pursuant to the QA Agreement, IESA agreed to pay us the cost of the quality assurance services plus a 10% premium. In addition, IESA agreed to pay certain retention bonuses payable to employees providing the services to IESA or its affiliates who work directly on IESA projects or are otherwise general QA support staff.
Intercompany Services Agreement
We entered into an Intercompany Services Agreement with IESA (together with two of its affiliates) that supersedes the Management and Services Agreement and the Services Agreement, each between us and IESA dated March 31, 2006.
Under the Intercompany Services Agreement, we will provide to IESA and its affiliates certain intercompany services, including legal, human resources and payroll, finance, IT and management information systems (MIS), and facilities management services, at the costs set forth therein. The annualized fee is approximately $2.6 million. The term of the Intercompany Services Agreement shall continue through June 30, 2008, with three-month renewal periods.
          Although, the above transactions provided cash financing through our fiscal 2008 holiday season, Management continues to seek additional financing and is pursuing other options to meet our working capital cash requirements but there is no guarantee that we will be able to do so.
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

          The above actions may or may not prove to be consistent with our long-term strategic objectives, which have been shifted in the last fiscal year, as we have discontinued our internal and external development activities. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
NASDAQ Delisting Notice
          On December 21, 2007, we received a notice from Nasdaq advising that in accordance with Nasdaq Marketplace Rule 4450(e)(1), we have 90 calendar days, or until March 20, 2008, to regain compliance with the minimum market value of our publicly held shares required for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Marketplace Rule 4450(b)(3). We received this notice because the market value of our publicly held shares (which is calculated by reference to our total shares outstanding, less any shares held by officers, directors or beneficial owners of 10% or more) was less than $15.0 million for 30 consecutive business days prior to December 21, 2007. This notification has no effect on the listing of our common stock at this time.
          The notice letter also states that if, at any time before March 20, 2008, the market value of our publicly held shares is $15.0 million or more for a minimum of 10 consecutive trading days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum market value of publicly held shares rule. However, the notice states that if we cannot demonstrate compliance with such rule by March 20, 2008, the Nasdaq staff will provide us with written notification that our common stock will be delisted.
          In the event that we receive notice that our common stock will be delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq Listings Qualifications Panel.
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
Reclassifications
          We have made certain reclassifications on our condensed consolidated statements in order to provide better insight into the results of operations and to align our presentation to certain industry competitors.
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
Fair Values of Financial Instruments
          Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate. We believe that the carrying amounts of our financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, royalties payable, our third party credit facility, assets and liabilities of discontinued operations, and amounts due to and from related parties, reflected in the condensed consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.
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
Net Loss Per Share
          Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans, including stock options and warrants, using the treasury stock method. The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months ended December 30, 2006 and 2007 was approximately 1.1 million and 0.4 million, respectively, and for the nine months ended December 30, 2006 and 2007 was 0.9 million and 0.4 million, respectively.
Recent Accounting Pronouncements
          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“Statement No. 157”) which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Furthermore, in February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“Statement No. 159”) which permits an entity to measure certain financial assets and financial liabilities at fair value, and report unrealized gains and losses in earnings at each subsequent reporting date. Its objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, but early application is encouraged. The requirements of Statement No. 157 are adopted concurrently with or prior to the adoption of Statement No. 159. We do not anticipate the adoption of these statements to have a material effect on our financial statements.
          See Note 5 regarding the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006.
NOTE 2 — STOCK-BASED COMPENSATION
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
          At December 31, 2007, we have one stock incentive plan, under which we could issue a total of 1,500,000 shares of common stock as stock options or restricted stock, of which 1,168,822 were still available for grant as of December 31, 2007. Upon approval of this plan, our previous stock option plans were terminated, and we were no longer able to issue options under those plans; however, options originally issued under the previous plans continue to be outstanding. All options granted under our current or previous plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant; options vest over four years and expire in ten years.
          The recognition of stock-based compensation expense increased our net loss by $0.4 million for the three months ended December 31, 2006 and decreased our net loss for the three months ended December 31, 2007 by $(0.1) million, and increased our basic and diluted loss per share amount by $0.03 and $(0.00) for the three months ended December 31, 2006 and 2007, respectively. For the nine months ended December 31, 2006 and 2007, stock-based compensation expenses increased our net loss by $1.1 million and $0.1 million, respectively. Our basic and diluted loss per share increased due to stock-based compensation by $0.03 and $0.00 for the nine months ended December 31, 2006 and 2007, respectively.
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
          The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statements of operations for the three months ended December 31, 2006 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Research and product development	$433	$(13)	$542	$2
Selling and distribution expenses	$26	$(4)	$55	$(30)
General and administrative expenses	$(22)	$(2)	$538	$135
          The weighted average fair value of options granted during the three months ended December 31, 2006 and 2007 was $3.70 and $2.55, respectively. The weighted average fair value of options granted during the nine months ended December 31, 2006 and 2007 was $4.60 and $2.92, respectively. The fair value of our options is estimated using the Black-Scholes option pricing model. This model requires assumptions regarding subjective variables that impact the estimate of fair value.
Our policy for attributing the value of graded vest share-based payment is a single option straight-line approach. The following table summarizes the assumptions used to compute the weighted average fair value of option grants:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

Expected volatility	79%	71%	79%	71%
Expected dividend yield	0%	0%	0%	0%
Expected term	4	4	4	4
          The weighted average risk-free interest rate (based on the three year and five year US Treasury Bond average) for the three and nine months ended December 31, 2006 was 4.36% and for the three months and nine months ended December 31, 2007 was 3.26%.
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

          The following table summarizes our option activity under our stock-based compensation plan for the nine months ended December 31, 2007:

		Weighted Average
	Shares	Exercise Price
	(in thousands)

Options outstanding at March 31, 2007	1,112	$33.45
Granted	50	2.92
Forfeited	(453)	10.19
Expired	(378)	54.51

Options outstanding at December 31, 2007	331	$36.62

Options exercisable at December 31, 2007	197	$57.41

As of December 31, 2007, the weighted average remaining contractual term of options outstanding and exercisable was 5.8 years and 3.6 years, respectively, and the aggregate intrinsic value related to options outstanding and exercisable was $0.0 million and $0.0 million, respectively as all of our options’ strike price were greater than the fair-market value as of December 31, 2007. As of December 31, 2007, the total future unrecognized compensation cost related to outstanding unvested options is $2.1 million, which will be recognized as compensation expense over the remaining weighted average vesting period of 2.9 years.

NOTE 3 — CONCENTRATION OF CREDIT RISK
          As of March 31, 2007, we had two customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2007	2007
	% of Accounts Receivable	% of Net Revenues (1)

Customer 1	34%	19%
Customer 2	20%	9%

	54%	28%

          As of December 31, 2007, we had four customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the nine months ended
	December 31,	December 31,
	2007	2007
	% of Accounts Receivable	% of Net Revenues (1)

Customer 1	37%	28%
Customer 2	15%	12%
Customer 3	13%	9%
Customer 4	11%	7%

	76%	56%

(1)	Excluding international royalty, licensing, and other income.
          With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable balance.
NOTE 4 — BALANCE SHEET DETAILS
Inventories
          Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2007

Finished goods, net	$8,226	$6,803
Return inventory, net	615	553
Raw materials, net	2	11

	$8,843	$7,367

Prepaid Expenses and Other Current Assets
          Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2007

Licenses short-term	$7,054	$1,976
Royalties receivable	495	140
Prepayments to manufacturers and other deposits	127	955
Reflections escrow receivable	626	28
Deferred financing fees	209	380
Taxes receivable	90	68
Prepaid insurance	802	1,196
Other prepaid expenses and current assets	826	816

	$10,229	$5,559

Accrued Liabilities
          Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2007	2007

Accrued advertising	$1,222	$2,326
Accounts receivable credit balances (See Note 3)	828	—
Accrued distribution services	2,061	1,571
Accrued salary and related costs	1,581	561
Accrued professional fees and other services	2,578	1,038
Accrued third party development expenses	2,660	979
Restructuring reserve (Note 10)	54	1,604
Taxes payable	299	282
Accrued freight and handling fees	193	257
Deferred income	231	277
Other	1,674	2,563

	$13,381	$11,458

NOTE 5 — INCOME TAXES
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
          During the three and nine months ended December 31, 2007, no net tax provisions were recorded due to the taxable loss recorded for the respective quarters. During the nine months ended December 31, 2006, we recorded a non-cash tax benefit of $4.8 million, which offsets a non-cash tax provision of the same amount included in loss from discontinued operations, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, which states that all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. The recording of a benefit is appropriate in this instance, under the guidance of Paragraph 140, because such domestic loss offsets the domestic gain generated in discontinued operations. The effect of this transaction on net loss for fiscal 2007 is zero, and it does not result in the receipt or payment of any cash. Further during the same period, we recorded a $0.5 million of deferred tax liability recorded due to a temporary difference that arose from a difference in the book and tax basis of goodwill.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company adopted FIN 48 effective April 1, 2007 and had approximately $0.4 million of unrecognized tax benefits as of the adoption date and as of December 31, 2007. The Company has decided to classify interest and penalties as a component of tax expense.
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
NOTE 6 — RELATED PARTY TRANSACTIONS
Relationship with IESA
          As of December 31, 2007, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA (Note 1). Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. During the nine months ended December 31, 2007, international royalties earned from IESA were the source of 2.0% of our net revenues. Additionally, during the nine months ended December 31, 2007, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 20.0%, respectively, of our net publishing product revenue.
          Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. On September 12, 2006, IESA announced a multi-step debt restructuring plan, subject to its shareholders’ approval, which would significantly reduce its debt and provide liquidity to meet its operating needs. On November 15, 2006, IESA shareholders approved the debt restructuring plan, permitting IESA to execute on this plan. As of December 31, 2007, IESA has raised 150 million Euros, of which approximately 40 million Euros has paid down outstanding short-term and long-term debt. The remaining 100 million euros (less approximately 6 million Euro in fees) will be committed to fund IESA’s development program. Although this recent transaction has brought in additional financing, IESA’s ability to fund, among other things, its subsidiaries’ operations remains limited. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows.
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

Summary of Related Party Transactions
          The following table provides the details of related party amounts within each line of our condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
Income (expense)	2006	2007	2006	2007

Net revenues	$47,277	$41,115	$95,338	$64,845

Related party activity:
Royalty income (1)	909	506	1,886	1,322
License income (1)	285	709	1,394	5,697
Sale of goods	287	271	677	505
Production and quality and assurance testing services	1,472	598	3,762	2,034

Total related party net revenues	2,953	2,084	7,719	9,558

Cost of goods sold	(27,117)	(21,145)	(56,296)	(34,186)

Related party activity:
Distribution fee for Humongous, Inc. product	(694)	(4,368)	(3,939)	(5,820)
Royalty expense (2)	(7,394)	(2,058)	(9,106)	(3,403)

Total related party cost of goods sold	(8,088)	(6,426)	(13,045)	(9,223)

Research and product development	(5,522)	(4,423)	(19,988)	(12,425)

Related party activity:
Development expenses (3)	(1,190)	(82)	(6,517)	(247)
Other miscellaneous development services	5	—	14	—

Total related party research and product development	(1,185)	(82)	(6,503)	(247)

Selling and distribution expenses	(6,377)	(7,123)	(20,795)	(15,882)

Related party activity:
Miscellaneous purchase of services	(3)	—	(82)	(41)

Total related party selling and distribution expenses	(3)	—	(82)	(41)

General and administrative expenses	(5,206)	(3,341)	(16,321)	(13,894)

Related party activity:
Management fee revenue	750	719	2,270	2,219
Management fee expense	(750)	(529)	(2,250)	(2,030)
Office rental and other services (4)	46	46	138	138

Total related party general and administrative expenses	46	236	158	327

Restructuring expenses	(224)	(3,730)	(558)	(4,722)

Related party activity:
Related party rent expense (4)	(116)	—	(349)	—

Total related party restructuring expenses	(116)	—	(349)	—

Interest expense (income), net	(45)	(810)	187	(855)

Related party activity:
Related party interest on license advance (5)	—	(108)	—	(108)

Total related party interest expense	—	(108)	—	(108)

(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	(1,727)	(33)	146	(33)

Related party activity:
Royalty income (1)	(864)	—	(1,570)	—
License income (1)	134	—	525	—

Total related party loss from discontinued operations	(730)	—	(1,045)	—

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns. Additionally, we earn license income from related parties iFone and Glu Mobile (see below).

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.

(4)	In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten-year term of the lease. During fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guarantee.

We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third party broker’s commission, was recognized during fiscal 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the nine months ended December 31, 2006 and 2007, a nominal amount of income was recognized in each period. As of December 31, 2007, the remaining balance of approximately $0.3 million is deferred and is being recognized over the life of the sub-lease. Although the Beverly studio was closed in fiscal 2006 as part of a restructuring plan (Note 10), the space was not sublet; the lease expired June 30, 2007.

Additionally, we provide management information systems services to Atari Australia for which we are reimbursed. The charge is calculated as a percentage of our costs, based on usage, which is agreed upon by the parties.

(5)	Represents interest charged to us from the license advance from the Test Drive license. See Note 1 and Test Drive Intellectual Property License below.
     The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,	December 31,
	2007	2007

Due from/(Due to) — current
IESA (1)	$(1,494)	$(1,279)
Atari Europe (2)	280	(978)
Eden Studios (3)	(595)	(223)
Atari Studio Asia (3)	(401)	(6)
Humongous, Inc. (4)	(2,218)	(2,279)
Atari Interactive (5)	(992)	(169)
Glu Mobile/iFone (6)	1,265	—
Other miscellaneous net receivables	251	26

Net due to related parties — current	(3,904)	(4,908)

Due from/(Due to) — long-term
Deferred related party license advance	—	(5,108)
Atari Interactive (see Atari License below)	(1,912)	(3,021)

Net due to related parties	$(5,816)	$(13,037)

          The current balances reconcile to the balance sheet as follows (in thousands):

	March 31,	December 31,
	2007	2007

Due from related parties	$1,799	$425
Due to related parties	(5,703)	(5,333)

Net (due to) due from related parties — current	$(3,904)	$(4,908)

(1)	Balances comprised primarily of the management fees charged to us by IESA and other charges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Represents net payables for related party development activities. (Note: Atari Melbourne House, a related party development studio, was sold to a third party by IESA in the third quarter of fiscal 2007. Balances due to Atari Melbourne House as of March 31, 2007 were transferred to Atari Studio Asia.)

(4)	Represents primarily distribution fees owed to Humongous, Inc., a related party, related to sale of their product.

(5)	Comprised primarily of royalties owed to Atari Interactive, offset by receivables related to management fee revenue and production and quality and assurance testing services revenue earned from Atari Interactive.

(6)	Balances comprised of license income from our licensing agreements with Glu Mobile, Inc. (merged with Ifone in 2006) relating to properties in which we own or hold rights to publish and/or sub-license.
Atari Name License
          In May 2003, we changed our name to Atari, Inc. upon obtaining rights to use the Atari name through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). In connection with a debt recapitalization in September 2003, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which was being amortized monthly and which became fully amortized during the first quarter of fiscal 2007. The monthly amortization was based on the total estimated cost to be incurred by us over the ten-year license period. Upon full amortization of the deferred charge, we began recording a long-term liability at $0.2 million per month, to be paid to Atari Interactive beginning in year six of the term of the license. During the quarters ended December 31, 2006 and 2007, we recorded expense of $0.6 million and $0.6 million in each period, respectively. For the nine months ended December 31, 2006 and 2007, we recorded license expense of $1.7 million in each period. As of December 31, 2007, $3.0 million relating to this obligation is included in long-term liabilities and approximately $0.6 is in short-term liabilities.
Sale of Hasbro Licensing Rights
          On July 18, 2007, IESA, agreed to terminate a license under which it and we, and our sublicensees, had developed, published and distributed video games using intellectual property owned by Hasbro, Inc. In connection with that termination, on the same date, we and IESA entered into an agreement whereby IESA agreed to pay us $4.0 million. In addition, pursuant to the agreements between IESA and Hasbro, Hasbro agreed to assume our obligations under any sublicenses that we had the right to assign to it. As of December 31, 2007, we have received full payment of the $4.0 million and have recorded the same amount as other income as part of our publishing net revenues for the nine months ended December 31, 2007.
Test Drive Intellectual Property License
          On November 8, 2007, we entered into two separate license agreements with IESA pursuant to which we granted IESA the exclusive right and license, under its trademark and intellectual and property rights, to create, develop, distribute and otherwise exploit licensed products derived from the Test Drive Franchise for a term of seven years. IESA paid us a non-refundable advance, fully recoupable against royalties to be paid under each of the TDU Agreements, of (i) $4 million under the Trademark Agreement and (ii) $1 million under the IP Agreement, both advances accrue interest at a yearly rate of 15% throughout the term of the applicable agreement (See Note 1).

Related Party Transactions with Employees or Former Employees
•	License Revenue from Glu Mobile
          We record license income from Glu Mobile, for which a member of our Board of Directors, until October 5, 2007, Denis Guyennot, is the Chief Executive Officer of activities in Europe, the Middle East, and Africa. This results in treatment of Glu Mobile as a related party. During the three months ended September 30, 2006 and 2007, license income recorded from Glu Mobile was $0.5 million and $1.2 million, respectively. During the six months ended September 30, 2006 and 2007, license income recorded from Glu Mobile was $1.5 million and $2.3 million, respectively. As of March 31, 2007, receivables from Glu Mobile were $1.3 million. As of December 31, 2007, we had no related party receivables from Glu Mobile. Upon the removal of Mr. Guyennot from our Board of Directors on October 5, 2007, Glu Mobile no longer is a related party.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Contractual Obligations
          As of December 31, 2007, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations were as follows (in thousands):

	Contractual Obligations
	Royalty and license	Milestone payments	Operating lease	Capital lease
Through	advances (1)	(2)	obligations (3)	obligations (4)	Total

December 31, 2008	$3,884	$405	$1,710	$33	$6,032
December 31, 2009	—	—	1,851	—	1,851
December 31, 2010	—	—	1,768	—	1,768
December 31, 2011	—	—	1,178	—	1,178
December 31, 2012	—	—	1,329	—	1,329
Thereafter	—	—	12,302	—	12,302

Total	$3,884	$405	$20,138	$33	$24,460

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2008 through fiscal 2022. These are future minimum annual rental payments required under the leases net of $0.6 million of sublease income to be received in fiscal 2008 and fiscal 2009. Rent expense and sublease income for the three and nine months ended December 31, 2006 and 2007 is as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2007	2006	2007

Rent expense	$1,052	$928	$2,682	$3,456
Sublease income	$(225)	(244)	$(403)	(745)
•	Renewal of New York lease

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our prior lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space was approximately $2.4 million per year for the first five years, increased to approximately $2.7 million per year for the next five years, and increased to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, of which $1.2 million has been recorded as a deferred credit as of March 31, 2007; the remainder of the deferred credit will be recorded as the improvements are completed, and will be amortized against rent expense over the life of the lease. A nominal amount of amortization was recorded during the year ended March 31, 2007. For the nine months ended December 31, 2007, we recorded an additional deferred credit of $2.8 million and amortization against the total deferred credits of approximately $0.2 million. Shortly after signing the new lease, we provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in security deposits on our condensed consolidated balance sheet. On August 14, 2007, we and our new landlord, W2007 Fifth Realty, LLC, amended the lease under which we occupy space in 417 Fifth Avenue, New York City, to reduce the space we occupy by approximately one-half, effective December 31, 2007. As a result, our rent under the amended lease will be reduced from its current approximately $2.4 million per year to approximately $1.2 million per year from January 1, 2008 through June 30, 2011, approximately $1.3 million per year for the five years thereafter, and approximately $1.5 million per year for the last five years of the term.

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2007, the net book value of the assets, included within property and equipment on the balance sheet, was $0.1 million, net of accumulated depreciation of $0.5 million. As of December 31, 2007, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.
Litigation
          As of December 31, 2007, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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

Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.
          On October 26, 2006, Research in Motion Limited (“RIM”) filed a claim against us and Atari Interactive in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems. Breakout and Super Breakout are games owned by Atari Interactive. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law. In August 2007, the Court ruled against Atari’s December 2006 motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. Atari has appealed the same and was not successful. As of January 2008, Atari has filed its answer and counterclaims in response to RIM’s original claims.
FUNimation License Agreement
          We are a party to two license agreements with FUNimation Productions, Ltd. (“FUNimation”) pursuant to which we distribute the Dragonball Z software titles. On October 18, 2007, FUNimation delivered a notice purporting to terminate the license agreements based on alleged breaches of the license agreements. We disputed the validity of the termination notices and continued to distribute the titles covered by the license agreements. We and FUNimation settled this dispute for approximately $3.3 million which is comprised of royalty expense of $1.7 million and $1.6 million related to minimum advertising commitment shortfalls. This resulted in an additional charge of $2.8 million during the nine months ended December 31, 2007, recorded during the second quarter of fiscal 2008. The settlement was paid for with $2.5 million in cash during the third quarter of fiscal 2008 and a reduction of our FUNimation prepaid license advance by approximately $0.8 million.
NOTE 8 — DEBT
Credit Facilities
Guggenheim Credit Facility
          On November 3, 2006, we established a secured credit facility with several lenders for which Guggenheim was the administrative agent. The Guggenheim credit facility was to terminate and be payable in full on November 3, 2009. The credit facility consisted of a secured, committed, revolving line of credit in an initial amount up to $15.0 million, which included a $10.0 million sublimit for the issuance of letters of credit. Availability under the credit facility was determined by a formula based on a percentage of our eligible receivables. The proceeds could be used for general corporate purposes and working capital needs in the ordinary course of business and to finance acquisitions subject to limitations in the Credit Agreement. The credit facility bore interest at our choice of (i) LIBOR plus 5% per year, or (ii) the greater of (a) the prime rate in effect, or (b) the Federal Funds Effective Rate in effect plus 2.25% per year. Additionally, we were required to pay a commitment fee on the undrawn portions of the credit facility at the rate of 0.75% per year and we paid to Guggenheim a closing fee of $0.2 million. Obligations under the credit facility were secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment, but excluding the stock of our subsidiaries and certain assets located outside of the U.S.
          The credit facility included provisions for a possible term loan facility and an increased revolving credit facility line in the future. The credit facility also contained financial covenants that required us to maintain enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of June 30, 2007, we were not in compliance with all financial covenants. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.
          On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on

December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On December 4, 2007, under the Waiver Consent and Third Amendment to the Credit Facility, as part of entering the Global MOU, BlueBay raised the maximum borrowings of the Senior Credit Facility to $14.0 million. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need. As of December 31, 2007 and through February 12, 2008, we are in violation of our weekly cash flow covenants. BlueBay our lender has not waived this violation and we have entered into a forbearance agreement which states our lender will not exercise its rights on our facility until the earlier of (i) March 3, 2008, (ii) additional covenant defaults except for the ones existing as the date of this report or (iii) if any action transpires which is viewed to be adverse to the position of the lender. Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding our working capital cash requirements but there is no guarantee that we will be able to do so.
          As of December 31, 2007, we have drawn the full $14.0 million on the Senior Credit Facility.
NOTE 9 — DISCONTINUED OPERATIONS
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
Balance Sheets
          At March 31, 2007 , the assets of Reflections are presented separately on our condensed consolidated balance sheets. The balances at March 31, 2007 represent assets associated with Reflections and the Driver franchise that were not included in the sale. Management’s intent is to divest itself of the remaining assets associated with Reflections’ office lease during fiscal 2008. The components of the assets of discontinued operations are as follows (in thousands):

March 31, 2007
Assets:
Prepaid expenses and other current assets	$310
Other non-current assets	335

Total assets	$645

     As of December 31, 2007, no assets are presented as discontinued operations.

•	Results of Operations
          As Reflections represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the condensed consolidated statements of operations. Net revenues and (loss) income from discontinued operations, net of tax, for the three months and nine months ended December 31, 2006 and 2007, respectively, are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2006	2007	2006	2007

Net revenues	$(563)	$—	$(360)	$—

(Loss) from operations of Reflections Interactive Ltd.	(1,727)	(33)	(11,326)	(33)
Gain on sale of Reflections Interactive Ltd.	—	—	11,472	—

(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax.	$(1,727)	$(33)	$146	$(33)

NOTE 10 — RESTRUCTURING
          The charge for restructuring is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2007	2006	2007

May severance and retention expenses (1)	$60	$—	$101	$787
November severance and retention expenses (2)	—	812	—	812
Restructuring consultants and legal fees (2)	—	2,874	—	2,874
Lease related costs (3) (2)	161	44	434	249
Miscellaneous costs	3	—	23	—

Total	$224	$3,730	$558	$4,722

(1)	In the first quarter of fiscal 2008, management announced a plan to reduce our total workforce by 20%, primarily in general and administrative functions.

(2)	In the third quarter of fiscal 2008, as part of the removal of the Board of Directors and the hiring of a restructuring firm, management announced an additional workforce reduction of 30%, primarily in research and development and general and administrative functions. This restructuring is anticipated to cost us approximately $5.0 to $6.0 million dollars of which $1.0 to $1.5 million would relate to severance arrangements (See Note 1).

(3)	As part of a restructuring plan implemented in fiscal 2005, we recorded the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices, in accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Through the remainder of the related leases, FASB Statement No. 146 requires us to record expense to adjust the present value recorded in 2005 to the actual expense and income recorded for the month. For the three months ended June 30, 2006, we recorded $0.1 million for the present value adjustments related to the Beverly and Santa Monica offices. The Santa Monica lease ended during the second quarter of fiscal 2007; therefore the expense of $0.2 million for the nine months ended December 31, 2006, relates to the Beverly lease, which ended as of that date.

     The following is a reconciliation of our restructuring reserve from March 31, 2007 to December 31, 2007 (in thousands):

	Balance at				Balance at
	March 31, 2007	Accrued Amounts	Reclasses	Cash payments, net	December 31, 2007

Short term
Severance and retention expenses (1) and (2)	$—	$1,599	$—	$(803)	$796

Restructuring consultants and legal fees (2)	—	2,874	—	(2,074)	800
Lease related costs	54	249	3	(298)	8

Total	54	4,722	3	(3,175)	1,604

Long term
Lease related costs	3	—	(3)	—	—

Total	3	—	(3)	—	—

Total	$57	$4,722	$—	$(3,175)	$1,604

NOTE 11 — SALE OF INTELLECTUAL PROPERTY
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
NOTE 12 — OPERATIONS BY REPORTABLE SEGMENTS
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

     The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest (expense) income by reportable segment for the three months and nine months ended December 31, 2006 and 2007 (in thousands):

	Publishing	Distribution	Corporate	Total

Three months ended December 31, 2006:
Net revenues	$45,954	$1,323	$—	$47,277
Operating income (loss) (1)	8,984	(979)	(6,069)	1,936
Depreciation and amortization	(73)	—	(492)	(565)
Interest expense, net	—	—	(45)	(45)
Nine months ended December 31, 2006:
Net revenues	$78,847	$16,491	$—	$95,338
Operating income (loss) (1)	5,536	1,858	(19,461)	(12,067)
Depreciation and amortization	(446)	—	(1,781)	(2,227)
Interest income, net	—	—	187	187
Three months ended December 31, 2007:
Net revenues	$35,169	$5,946	$—	$41,115
Operating income (loss) (1)	7,441	905	(4,140)	4,206
Depreciation and amortization	21	—	(344)	(323)
Interest expense, net	—	—	(810)	(810)
Nine months ended December 31, 2007:
Net revenues	$56,254	$8,591	$—	$64,845
Operating income (loss) (1)	1,076	999	(16,478)	(14,403)
Depreciation and amortization	(126)	—	(1,072)	(1,198)
Interest expense, net	—	—	(855)	(855)

(1)	Operating loss for the Corporate segment for the three months ended December 31, 2006 and 2007, excludes restructuring charges of $0.2 million and $3.8 million, respectively, and for the nine months ended December 31, 2006 and 2007 excludes $0.6 million and $4.7 million, respectively. Including restructuring charges, total operating income for the three months ended December 31, 2006 and 2007 is $1.7 million and $0.5 million, respectively, and operating (loss) for the nine months ended December 31, 2006 and 2007 is $(12.6) million and $(19.1) million, respectively.

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
          The reduction in our development and development financing activities has significantly reduced the number of games we publish. During fiscal 2007, our revenues from publishing activities were $104.7 million, compared with $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005. During the nine months ended December 31, 2007, our revenues from our publishing business were $56.3 million.
          For the year ended March 31, 2007, we had an operating loss of $77.6 million, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. During the nine months ended December 31, 2007, we incurred an operating loss of approximately $19.1 million. We have taken significant steps to reduce our costs such as our May 2007, workforce reduction of approximately 20%. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 are even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 are focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs during the second and third quarter of our fiscal year.
          The following series of events and transactions which have occurred since September 30, 2007, have caused or are part of our current restructuring initiatives intended to allow the Company to devote more resources to focusing on its distribution business strategy, provide liquidity, and to mitigate our future cash requirements:
•	Guggenheim Corporate Funding LLC Covenant Default

•	Removal of the Atari, Inc. Board of Directors

•	Transfer of the Guggenheim credit facility to BlueBay High Yield Investments (Luxembourg) S.A.R.L.

•	Test Drive Intellectual Property License

•	Overhead Reduction

•	Global Memorandum of Understanding

•	Short Form Distribution Agreement

•	Termination and Transfer of Assets Agreement

•	QA Services Agreement

•	Intercompany Services Agreement
See Note 1 for detailed description of each transaction.
     As of December 31, 2007 and through February 12, 2008, we are in violation of our weekly cash flow covenants. BlueBay our lender has not waived this violation and we have entered into a forbearance agreement which states our lender will not exercise its rights on our facility until the earlier of (i) March 3, 2008, (ii) additional covenant defaults except for the ones existing as the date of this report or (iii) if any action transpires which is viewed to be adverse to the position of the lender (See Note 8).
          Although the above transactions provided cash financing through our fiscal 2008 holiday season, Management continues to seek additional financing and is pursuing other options to meet our working capital cash requirements, but there is no guarantee that we will be able to do so.
          Historically, we have relied on IESA to provide limited financial support to us, through loans or, in recent years, through purchases of assets. However, IESA has its own financial needs, and its ability to fund its subsidiaries’ operations, including ours, is limited. Therefore, there can be no assurance we will ultimately receive any funding from IESA.
          The uncertainty caused by these above conditions raises substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
          The above actions may or may not prove to be consistent with our long-term strategic objectives, which have been shifted in the last fiscal year, as we have discontinued our internal and external development activities. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.
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
Business and Operating Segments
          We are a global publisher and developer of video game software for gaming enthusiasts and the mass-market audience, and a distributor of video game software in North America. We develop, publish, and distribute (both retail and digital) games for all platforms, including Sony PlayStation 2, PlayStation 3, and PSP; Nintendo Game Boy Advance, GameCube, DS, and Wii; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet (including casual games and MMOGs), and other evolving platforms, areas to which we expect to devote increasing attention. Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and racing. Our products are based on intellectual properties that we have created internally and own or that have been licensed to us by third parties. We leverage external resources in the development of our games, assessing each project independently to determine which development team is best suited to handle the product based on technical expertise and historical development experience, among other factors. During fiscal 2007, we sold our remaining internal development studios; we believe that through the use of independent developers it will be more cost efficient to publish certain of our games. Additionally, through our relationship with IESA, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. Through our distribution agreement with IESA, we have the rights to publish and sublicense in North America certain intellectual properties either owned or licensed by IESA or its subsidiaries, including Atari Interactive. We also manage the development of product at studios owned by IESA that focus solely on game development.
          In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by third party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as GameStop. Our sales to key customers GameStop, Wal-Mart, and Best Buy accounted for approximately 28.1%, 18.5%, and 11.7%, respectively, of net revenues for the nine months ended December 31, 2007. No other customers had sales in excess of 10% of net product revenues. Additionally, our games are made available through various internet, online, and wireless networks.
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
          We suffered large operating losses during fiscal 2007 and 2006. To fund these losses, we sold assets, including intellectual property rights related to game franchises that had generated substantial revenues for us and including our development studios. Further significant asset sales may not be practical if we are going to continue to engage in our current activities. However, we have both short and long term need for funds. Our only credit line is $14.0 million and fully drawn; our lenders will have the right to cancel it if, as is likely, we fail to meet financial covenants. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need. Further, the Senior Credit Facility may be terminated if we do not comply with financial and other covenants. As of December 31, 2007 and through February 12, 2008, we are in violation of our weekly cash flow covenants. BlueBay our lender has not waived this violation and we have entered into a forbearance agreement which states our lender will not exercise its rights on our facility until the earlier of (i) March 3, 2008, (ii) additional covenant defaults except for the ones existing as the date of this report or (iii) if any action transpires which is viewed to be adverse to the position of the lender (See Note 8). Historically, IESA has sometimes provided funds we needed for our operations, but it is not certain that it will be able, or will be willing, to provide the funding we will need for the remainder of fiscal 2008 and fiscal 2009 or subsequent to that. Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding to meet our working capital cash requirements but there is no guarantee that we will be able to do so.
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
          For the three months ended December 31, 2006 and 2007, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $7.3 million and $5.1 million, respectively. For the nine months ended December 31, 2006 and 2007, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $16.1 million and $12.5 million, respectively. As of March 31, 2007 and December 31, 2007, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $14.1 million and $15.1 million, respectively.
Inventories
          We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended December 31, 2006 and 2007, we recorded obsolescence expense of approximately $0.6 million and $0.4 million, respectively. For the nine months ended December 31, 2006 and 2007 we recorded obsolescence expense of approximately $1.4 million and $0.7 million, respectively.
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

Results of operations
          Three months ended December 31, 2006 versus the three months ended December 31, 2007
Condensed Consolidated Statements of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	December 31,	Revenues	December 31,	Revenues	Increase
	2006		2007		$	%

Net revenues	$47,277	100.0%	$41,115	100.0%	$(6,162)	(13.0)%

Costs, expenses, and income:
Cost of goods sold	27,117	57.4%	21,145	51.4%	(5,972)	(22.0)%
Research and product development	5,522	11.7%	4,423	10.8%	(1,099)	(19.9)%
Selling and distribution expenses	6,377	13.5%	7,123	17.3%	746	11.7%
General and administrative expenses	5,206	11.0%	3,341	8.1%	(1,865)	(35.8)%
Restructuring expenses	224	0.5%	3,730	9.1%	3,506	1565.2%
Depreciation and amortization	565	1.2%	323	0.8%	(242)	(42.8)%
Atari trademark license expense	554	1.2%	554	1.3%	—	0.0%

Total costs, expenses, and income	45,565	96.5%	40,639	98.8%	(4,926)	(10.8)%

Operating income	1,712	3.5%	476	1.2%	(1,236)	(72.2)%
Interest expense, net	(45)	(0.1)%	(810)	(2.0)%	(765)	1700.0%
Other income	23	0.0%	19	0.0%	(4)	(17.4)%

Income (loss) before provision for income taxes	1,690	3.4%	(315)	(0.8)%	(2,005)	(118.6)%
Provision for income taxes	607	1.1%	—	0.0%	(607)	(100.0)%

Income (loss) from continuing operations	1,083	2.3%	(315)	(0.8)%	(1,398)	(129.1)%
(Loss) from discontinued operations of Reflections Interactive Ltd., net of tax	(1,727)	(3.7)%	(33)	(0.0)%	1,694	(98.1)%

Net loss	$(644)	(1.4)%	$(348)	(0.8)%	$296	(46.0)%

Net Revenues
Net Revenues by Segment (in thousands):

	Three Months
	Ended
	December 31,		(Decrease)/
	2006	2007	Increase

Publishing	$45,954	$35,169	$(10,785)
Distribution	1,323	5,946	4,623

Total	$47,277	$41,115	$(6,162)

Publishing Sales Platform Mix

	Three Months
	Ended
	December 31,
	2006	2007

PlayStation 2	39.8%	41.9%

Wii	15.0%	25.3%

PC	31.5%	23.9%

Nintendo DS	2.0%	4.4%

PSP	1.8%	3.9%

Xbox	0.1%	0.4%

Xbox 360	3.6%	0.2%

Plug and Play	3.6%	0.0%

Game Boy Advance	2.6%	0.0%

Total	100.0%	100.0%

As anticipated we recognized the majority of our publishing revenues in our third quarter of fiscal 2008, a similar trend as compared to fiscal 2007. During our third quarter of fiscal 2008, we released four major new releases of which comprised 74.6% of our quarter’s publishing net revenues. However, these releases plus our catalogue sales for the quarter were still less by approximately $10.8 million as compared to last year’s comparable quarter. The quarter over quarter comparison includes the following trends:
•	Net publishing product sales during the three months ended December 31, 2007 were driven by new releases of Dragon Ball Z Tenkaichi 3 (Wii and PS2), Godzilla Unleashed (Wii, PS2, and DS), Jenga (Wii and DS) and The Witcher (PC). These titles comprised approximately 53.2% of our net publishing product sales. The three months ended December 31, 2006 sales were driven by the new releases Neverwinter Nights 2 (PC) and DragonBall Z Tenkaichi 2 (PS2 and Wii).

•	International royalty income decreased by $0.4 million as the prior period income contained international sales of Test Drive Unlimited.

•	The overall average unit sales price (“ASP”) of the publishing business has increased slightly from $23.65 in the prior comparable quarter to $24.80 in the current period due to a higher percentage of next generation product sales as compared to the prior year’s comparable quarter..
Total distribution net revenues for the three months ended December 31, 2007 more than tripled from the prior comparable period due to new releases from our Humongous distribution business.
Cost of Goods Sold
          Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the three months ended December 31, 2007 decreased by 22.0%. As a percentage of net revenues, cost of goods sold decreased from 57.4% to 51.4% due to the following:

•	savings in related party royalty expense (20% of net revenues in third quarter fiscal 2008 versus 28% in 2007) as our product mixed favored products licensed or owned by us which carry a lower royalty rate as opposed to IESA product, offset by

•	a higher mix of higher cost third-party distributed product sales as a percentage of net revenues (14.5% in fiscal 2008 compared with 2.8% in fiscal 2007).
Research and Product Development Expenses
          Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third party developers on products that are currently in development and billings from related party developers. We expect to increase the use of external developers as we have sold all of our internal development studios. By leveraging external developers, we anticipate improvements in liquidity as we will no longer carry fixed studio overhead to support our development efforts. However, due to our cash constraints we have not been able to fully fund our development efforts. These expenses for the three months ended December 31, 2007 decreased approximately $1.1 million or 20.0% due primarily to:
•	decreased spending of $1.2 million at our related party development studios due to the completion of Test Drive Unlimited, which was released in the second quarter of fiscal 2007,

•	decreased salaries and other overhead of $2.0 million due to the sale of our Shiny studio in the second quarter of fiscal 2007, as well as additional executive and other personnel reductions, offset by

•	a write-off of licenses which will no longer be exploited of approximately $2.0 million.
Selling and Distribution Expenses
          Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended December 31, 2007, selling and distribution expenses increased $0.7 million or approximately 12.0%, due to:
•	increased spending on advertising of $0.9 million to support the period’s new releases , offset by

•	savings in salaries and related overhead costs due to reduced headcount resulting from studio closure and personnel reductions.
General and Administrative Expenses
          General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended December 31, 2007, general and administrative expenses decreased by $1.9 million. As a percentage of net revenues, general and administrative expense decreased from 11.0% to 8.1%. Trends within general and administrative expenses related to the following:
•	a reduction in salaries and other overhead costs of $1.3 million due to studio closures and other personnel reductions, and

•	savings in legal and audit fees of approximately $0.4 million.

Restructuring Expenses
          In the third quarter of fiscal 2008, the Board of Directors approved a plan to reduce our total workforce by an additional 30%, primarily in production and general and administrative functions. This plan resulted in restructuring charges of approximately $3.7 million for the three months ended December 31, 2007 of which $0.9 million related to severance arrangements. The remaining charges relate to restructuring consulting and legal fees.
Depreciation and Amortization
          Depreciation and amortization for three months ended December 31, 2007 decreased 42.8% due to:
•	savings in depreciation relate to the closure of offices and reduction of staffing and associated overhead.
Provision for Income Taxes
          During the three months ended December 30, 2006, we recorded a $0.7 million non-cash provision for income taxes, which offsets a non-cash tax benefit of the same amount included in loss from discontinued operations, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, which states that all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. We also recorded a $0.1 million reduction of a deferred tax liability recorded due to a temporary difference that arose from a difference in the book and tax basis of goodwill.
          During the three months ended December 31, 2007, no net tax provision was recorded due to the taxable loss recorded.
Loss from Discontinued Operations of Reflections Interactive Ltd., net of tax
          Loss from discontinued operations of Reflections Interactive Ltd. decreased $1.7 million from a loss from discontinued operations of $1.7 million in the second quarter of fiscal 2007 to a nominal amount in the second quarter of fiscal 2008, which relates to remaining lease costs. The $1.7 million loss from discontinued operations includes a $0.7 million tax benefit as described above.

          Nine months ended December 31, 2006 versus the nine months ended December 31, 2007
Condensed Consolidated Statements of Operations (dollars in thousands):

	Nine		Nine
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	December 31,	Revenues	December 31,	Revenues	Increase
	2006		2007		$	%

Net revenues	$95,338	100.0%	$64,845	100.0%	$(30,493)	(32.0)%

Costs, expenses, and income:
Cost of goods sold	56,296	59.0%	34,186	52.7%	(22,110)	(39.3)%
Research and product development	19,988	21.0%	12,425	19.2%	(7,563)	(37.8)%
Selling and distribution expenses	20,795	21.8%	15,882	24.5%	(4,913)	(23.6)%
General and administrative expenses	16,321	17.1%	13,894	21.4%	(2,427)	(14.9)%
Restructuring expenses	558	0.6%	4,722	7.3%	4,164	746.2%
Gain on sale of intellectual property	(9,000)	(9.4)%	—	0.0%	9,000	100.0%
Gain on sale of development studio assets	(885)	(0.9)%	—	0.0%	885	100.0%
Depreciation and amortization	2,227	2.3%	1,198	1.8%	(1,029)	(46.2)%
Atari trademark license expense	1,663	1.7%	1,663	2.6%	—	0.0%

Total costs, expenses, and income	107,963	113.2%	83,970	129.5%	(23,993)	(22.2)%

Operating loss	(12,625)	(13.2)%	(19,125)	(29.5)%	(6,500)	(51.5)%
Interest (expense) income, net	187	0.2%	(855)	(1.3)%	(1,042)	(557.2)%
Other (expense) income	58	0.1%	33	0.0%	(25)	(43.1)%

Loss before (benefit from) income taxes	(12,380)	(12.9)%	(19,947)	(30.8)%	(7,567)	61.1%
(Benefit from) income taxes	(4,226)	(4.4)%	—	0.0%	4,226	(100.0)%

Loss from continuing operations	(8,154)	(8.5)%	(19,947)	(30.8)%	(11,793)	144.6%
Income (loss) from discontinued operations of Reflections Interactive Ltd., net of tax	146	0.1%	(33)	0.0%	(179)	(122.6)%

Net loss	$(8,008)	(8.4)%	$(19,980)	(30.8)%	$(11,972)	(149.5)%

Net Revenues
Net Revenues by Segment (in thousands):

	Nine Months
	Ended
	December 31,
	2006	2007	(Decrease)

Publishing	$78,847	$56,254	$(22,593)
Distribution	16,491	8,591	(7,900)

Total	$95,338	$64,845	$(30,493)

Publishing Sales Platform Mix

	Nine Months
	Ended
	December 31,
	2006	2007

PlayStation 2	36.9%	33.9%

PC	28.5%	28.2%

Wii	9.0%	18.2%

PSP	5.4%	12.1%

Nintendo DS	1.8%	6.2%

Xbox 360	10.6%	0.9%

Xbox	0.2%	0.5%

Game Boy Advance	3.8%	0.0%

Plug and Play	3.6%	0.0%
GameCube	0.2%	0.0%

Total	100.0%	100.0%

As anticipated we recognized the majority of our publishing revenues in our third quarter of fiscal 2008, a similar trend as compared to fiscal 2007. During our third quarter of fiscal 2008, we released four major new releases of which comprised 38.9% of our quarter’s publishing net revenues. However, these release plus our catalogue sales for the quarter were still less by approximately $22.6 million as compared to last year’s comparable quarter. The year over year comparison includes the following trends:
•	Net publishing product sales during the nine months ended December 31, 2007 were driven by new releases of Dragon Ball Z Tenkaichi 3 (Wii and PS2), Godzilla Unleashed (Wii, PS2, and DS), Jenga (Wii and DS) and The Witcher (PC). These titles comprised approximately 50.7% of our net publishing product sales. The nine months ended December 31, 2006 sales were driven by the new releases of Test Drive Unlimited (Xbox 360), Neverwinter Nights 2 (PC) and DragonBall Z Tenkaichi 2 (PS2 and Wii).

•	International royalty income decreased by $0.5 million as the prior period contained income from the international release of Test Drive Unlimited offset by reductions due to returns on international sales of Matrix: Path of Neo and Getting Up: Contents Under Pressure, released in the third quarter and fourth quarter, respectively, of fiscal 2006.

•	The nine months ended December 31, 2007 contains a one-time license payment of $4.0 million related to the sale of Hasbro, Inc. publishing and licensing rights which IESA sold back to Hasbro in July 2007. We anticipate the sale of these rights will reduce the amount of immediate license opportunities we have.
The overall average unit sales price (“ASP”) of the publishing business increased from $20.63 in the prior comparable quarter versus $22.08 in the current period. Total distribution net revenues for the nine months ended December 31, 2007 decreased by 47.9% from the prior comparable period due to the overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products in fiscal 2006. Due to our financial constraints related to fully funding our product development program, we will attempt to increase our focus on higher-margin distribution in the future.
Cost of Goods Sold

          Cost of goods sold for the nine months ended December 31, 2007 decreased by 39.3%. As a percentage of net revenues, cost of goods sold decreased from 59.0% to 52.7 due to the following:
•	a lower mix of higher cost third-party distributed product sales as a percentage of net revenues (13.2% in fiscal 2008 compared with 17.3% in fiscal 2007), and

•	a higher average sales price on our publishing products in the current period driven by new release sales on next generation hardware, offset by

•	an additional $1.2 million royalty reserve related to the FUNimation dispute.
Research and Product Development Expenses
          We expect to increase the use of external developers as we have sold all of our internal development studios. By leveraging external developers, we anticipate improvements in liquidity as we will no longer carry fixed studio overhead to support our development efforts. These expenses for the nine months ended December 31, 2007 decreased approximately 37.8%, due primarily to:
•	decreased spending of $6.3 million at our related party development studios due to the completion of Test Drive Unlimited, which was released in the second quarter of fiscal 2007, and

•	decreased salaries and other overhead of $5.3 million due to the sale of our Shiny studio in the second quarter of fiscal 2007, as well as additional executive and other personnel reductions, offset by

•	a write-off of licenses which will no longer be exploited of approximately $2.0 million, and

•	increased spending of $1.5 million for projects with external developers, as we completed certain development projects.
Selling and Distribution Expenses
          During the nine months ended December 31, 2007, selling and distribution expenses decreased $4.9 million or approximately 23.6%, due to:
•	decreased spending on advertising of $4.1 million, and

•	savings in salaries and related overhead costs due to reduced headcount resulting from studio closure and personnel reductions, offset by

•	an additional $1.6 million expense related to minimum advertising commitment shortfalls to be paid to FUNimation.
General and Administrative Expenses
          General and administrative expenses as a percentage of net revenues increased to 21.4% due to the decreased sales volume in the nine months ended December 31, 2007. During the nine months ended December 31, 2007, general and administrative expenses decreased by $2.4 million. Trends within general and administrative expenses related to the following:
•	a reduction in salaries and other overhead costs of $2.4 million due to studio closures and other personnel reductions.
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

          During the third quarter of fiscal 2008, the Board of Directors announced a further reduction of our total workforce totaling an additional 30% primarily in the production and general and administrative functions. This resulted in a charge of approximately $3.7 million in the third quarter of fiscal 2008 of which $0.9 million related to severance arrangements. The remaining charge relates to restructuring consulting and legal fees.
Gain on Sale of Intellectual Property
          In the fiscal 2007 first quarter, we sold the Stuntman intellectual property to a third party for $9.0 million, which was recorded as a gain. No such gain was recorded in the current period.
Gain on Sale of Development Studio Assets
          During the nine months ended December 30, 2006, we sold certain development studio assets of Shiny to a third party for a gain of $0.9 million. The gain represents the proceeds of $1.8 million (of which $0.2 million is held in escrow for nine months), less the net book value of the development studio assets sold of $0.9 million.
Depreciation and Amortization
          Depreciation and amortization for nine months ended December 31, 2007 decreased 46.2% due to:
•	savings in depreciation relate to the closure of offices and reduction of staffing and associated overhead
(Benefit from) Income Taxes
          During the nine months ended December 31, 2006, a $4.2 million benefit from income taxes primarily results from a non-cash tax benefit of $4.7 million, which offsets a non-cash tax provision of the same amount included in loss from discontinued operations, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, which states that all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. The recording of a benefit is appropriate in this instance, under the guidance of Paragraph 140, because such domestic loss offsets the domestic gain generated in discontinued operations. The effect of this transaction on net loss for fiscal 2007 is zero, and it does not result in the receipt or payment of any cash. This non-cash tax benefit is offset by $0.5 million of deferred tax liability recorded due to a temporary difference that arose from a difference in the book and tax basis of goodwill.
          During the nine months ended December 31, 2007, no net tax provision was recorded due to the taxable loss recorded.
Income (loss) from Discontinued Operations of Reflections Interactive Ltd., net of tax
          Income (loss) from discontinued operations of Reflections Interactive Ltd. decreased $0.1 million from a gain from discontinued operations of $0.1 million during the nine months ended December 31, 2006 to a nominal amount in the nine months fiscal 2008, which relates to remaining lease costs. The fiscal 2007 gain was driven by the gain of sale of Reflections of $11.4 million (sold in August 2006) offset by the operating costs of the Reflections studio of $6.6 million and a tax provision associated with discontinued operations of $4.7 million, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, and offset by a tax benefit of an equal amount in continuing operations (see Benefit from Income Taxes above).

Liquidity and Capital Resources
Overview
          A need for increased investment in development and increased need to spend advertising dollars to support product launches, caused in part by “hit-driven” consumer taste, have created a significant increase in the amount of financing required to sustain operations, while negatively impacting margins. Further, our business continues to be more seasonal, which creates a need for significant financing to fund manufacturing activities for our working capital requirements. Our only credit line is limited to $14.0 million and is fully drawn; and which our lenders will have the right to cancel it if we fail to meet financial and other covenants. As of December 31, 2007 and through February 12, 2008, we are in violation of our weekly cash flow covenants. BlueBay our lender has not waived this violation and we have entered into a forbearance agreement which states our lender will not exercise its rights on our facility until the earlier of (i) March 3, 2008, (ii) additional covenant defaults except for the ones existing as the date of this report or (iii) if any action transpires which is viewed to be adverse to the position of the lender (See Note 8). Even if the credit line remains in effect, it will not provide all the funds we will need. Historically, IESA has sometimes provided funds we needed for our operations, but it is not certain that it will be able, or willing to provide the funding we will need for our working capital requirements.
          Because of our funding difficulties, we have sharply reduced our expenditures for research and product development. During the year ended March 31, 2007, our expenditures on research and product development decreased by 42.0%, to $30.1 million, compared with $51.9 million in fiscal 2006. During the nine months ended December 31, 2007, expenditures on research and product development was $12.4 million versus $20.0 million in the comparable fiscal 2007 period. This will reduce the flow of new games that will be available to us in fiscal 2008 and 2009, and possibly after that. Our lack of financial resources to fund a full product development program has led us to focus on distribution and acquisition of finished goods. As such, we have exited all internal development activities and have limited the amount of our investment in external development.
          During fiscal 2007, we raised approximately $35.0 million through the sale of certain intellectual property and the divestiture of our internal development studios. In May 2007, we announced a plan to reduce our total workforce by approximately 20% as a cost cutting initiative. Further in November 2007, we announced a plan to reduce our total workforce by an additional 30%. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include additional personnel reductions and suspension of additional development projects. However, these steps may not fully resolve the problems with our financial position. Also, lack of funds will make it difficult for us to undertake a strategic plan to generate new sources of revenues and otherwise enable us to attain long-term strategic objectives. We continue to seek additional funding.
Cash Flows
(in thousands)

	March 31,	December 31,
	2007	2007

Cash	$7,603	$5,428
Working capital	$1,213	$(10,312)

	Nine Months Ended
	December 31,
	2006	2007

Cash used in operating activities	$(46,610)	$(21,431)
Cash provided by (used in) investing activities	28,449	312
Cash provided by financing activities	6,831	18,937
Effect of exchange rates on cash	13	7

Net decrease in cash	$(11,317)	$(2,175)

          During the nine months ended December 31, 2007, our operations used cash of approximately $21.1 million to support our net loss of $20.0 million for the period. During the nine months ended December 31, 2006, our operations used cash of approximately $46.6 million driven by the net loss of $8.0 million for the period, compounded by increased payments of trade payables and royalties payable and timing of accounts receivable collections.

           During the nine months ended December 31, 2007, cash provided by investing activities of $0.3 million due to a refund from our New York office security deposit of $0.8 million offset by purchases of property and equipment. During the nine months ended December 31, 2006, investing activities provided cash of $28.5 million due to several sale transactions completed during the period:
•	proceeds of $21.6 million received in connection with the sale of our Reflections studio,

•	proceeds of $9.0 million from the sale of the Stuntman intellectual property,

•	and proceeds of $1.6 million from the sale of our Shiny studio in the current period
          The cash proceeds are partially offset by the increase in restricted cash of $1.8 million for the collateralizing of a letter of credit related to our new office lease and the purchase of assets (intangibles and property and equipment) of $2.1 million.
          During the nine months ended December 31, 2006 and 2007, our financing activities provided cash primarily from borrowings from our credit facilities. During the nine months ended December 31, 2007, we also received $5.0 million in cash proceeds from the related party license advance. See Note 1 and 10.
          Our $10.0 million Senior Credit Facility with BlueBay matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year. On December 4, 2007, under the Waiver Consent and Third Amendment to the Credit Facility, as part of entering the Global MOU, BlueBay raised the maximum borrowings of the Senior Credit Facility to $14.0 million.
          The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need for our working capital needs. Further, the Senior Credit Facility may be terminated if we do not comply with financial and other covenants. As of December 31, 2007 and through February 12, 2008, we are in violation of our weekly cash flow covenants. BlueBay our lender has not waived this violation and we have entered into a forbearance agreement which states our lender will not exercise its rights on our facility until the earlier of (i) March 3, 2008, (ii) additional covenant defaults except for the ones existing as the date of this report or (iii) if any actions transpires which is viewed to be adverse to the position of the lender (See Note 8). Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding our working capital cash requirements but there is no guarantee that we will be able to do so.
          Our outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of our business and the timing of new product releases. There were no significant changes in the credit terms with customers during the three month period.
          Due to our reduced product releases, our business has become increasingly seasonal. This increased seasonality has put significant pressure on our liquidity prior to our holiday season as financing requirements to build inventory are high. During fiscal 2007, our third quarter (which includes the holiday season) represented approximately 38.7% of our net revenues for the entire year. In fiscal 2008, our third quarter represented approximately 63.4% of our net revenues for the nine months ended December 31, 2007.
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
Selected Balance Sheet Accounts
          Receivables, net
          Receivables, net, increased by $9.7 million from $6.5 million at March 31, 2007 to $16.2 million at December 31, 2007. This increase is due to the majority of our holiday season sales occurring in the second half of the third quarter of fiscal 2008 leading to a higher ending quarter accounts receivable balance as compared to the lower sales recorded in our fourth quarter of fiscal 2007.

          Due from Related Parties/Due to Related Parties
          Due from related parties decreased by $1.4 million and due to related parties decreased by $0.4 million from March 31, 2007 to December 31, 2007 driven by balances between parties settled by netting during the quarter.
          Prepaid and other current assets
          Prepaid and other current assets decreased approximately $4.6 million from March 31, 2007 to December 31, 2007 primarily from the amortization of licenses at the licensor’s royalty rate over unit sales. $2.0 million of this decrease is due to the write-off of licenses which we will no longer exploit and have been charged to research and development expense during the three months ended December 31, 2007.
          Long-term liabilities and Property and Equipment
          Long-term liabilities and property and equipment increased during the nine months ended December 31, 2007 approximately $3.6 million and $2.1 million, respectively, primarily due to the capitalization of assets and deferred effect of landlord contributions related to our corporate headquarters located at 417 5th Avenue, New York, New York.
          NASDAQ Delisting Notice
          On December 21, 2007, we received a notice from Nasdaq advising that in accordance with Nasdaq Marketplace Rule 4450(e)(1), we have 90 calendar days, or until March 20, 2008, to regain compliance with the minimum market value of our publicly held shares required for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Marketplace Rule 4450(b)(3). We received this notice because the market value of our publicly held shares (which is calculated by reference to our total shares outstanding, less any shares held by officers, directors or beneficial owners of 10% or more) was less than $15.0 million for 30 consecutive business days prior to December 21, 2007. This notification has no effect on the listing of our common stock at this time.
          The notice letter also states that if, at any time before March 20, 2008, the market value of our publicly held shares is $15.0 million or more for a minimum of 10 consecutive trading days, the Nasdaq staff will provide us with written notification that we have achieved compliance with the minimum market value of publicly held shares rule. However, the notice states that if we cannot demonstrate compliance with such rule by March 20, 2008, the Nasdaq staff will provide us with written notification that our common stock will be delisted.
          In the event that we receive notice that our common stock will be delisted, Nasdaq rules permit us, to appeal any delisting determination by the Nasdaq staff to a Nasdaq Listings Qualifications Panel.
Credit Facilities
Guggenheim Credit Facility
          On November 3, 2006, we established a secured credit facility with several lenders for which Guggenheim was the administrative agent. The Guggenheim credit facility was terminate and be payable in full on November 3, 2009. The credit facility consisted of a secured, committed, revolving line of credit in an amount up to $15.0 million, which includes a $10.0 million sublimit for the issuance of letters of credit. Availability under the credit facility was determined by a formula based on a percentage of our eligible receivables. The proceeds could be used for general corporate purposes and working capital needs in the ordinary course of business and to finance acquisitions subject to limitations in the Credit Agreement. The credit facility bore interest at our choice of (i) LIBOR plus 5% per year, or (ii) the greater of (a) the prime rate in effect, or (b) the Federal Funds Effective Rate in effect plus 2.25% per year. Additionally, we were required to pay a commitment fee on the undrawn portions of the credit facility at the rate of 0.75% per year and we paid to Guggenheim a closing fee of $0.2 million. Obligations under the credit facility were secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment, but excluding the stock of our subsidiaries and certain assets located outside of the U.S.

          The credit facility included provisions for a possible term loan facility and an increased revolving credit facility line in the future. The credit facility also contained financial covenants that required us to maintain enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of June 30, 2007, we were not in compliance with all financial covenants. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.
          On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On November 6, 2007, we entered into a waiver and amendment to the BlueBay Senior Credit Facility for certain financial covenants as of November 1, 2007. On December 4, 2007, under the Waiver Consent and Third Amendment to the Credit Facility, as part of entering the Global MOU, BlueBay raised the maximum borrowings of the Senior Credit Facility to $14.0 million. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need for fiscal 2009. As of December 31, 2007 and through February 12, 2008, we are in violation of our weekly cash flow covenants. BlueBay our lender has not waived this violation and we have entered into a forbearance agreement which states our lender will not exercise its rights on our facility until the earlier of (i) March 3, 2008, (ii) additional covenant defaults except for the ones existing as the date of this report or (iii) if any action transpires which is viewed to be adverse to the position of the lender (See Note 8). Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding our working capital cash requirements but there is no guarantee that we will be able to do so.
          As of December 31, 2007, we have drawn the full $14.0 million on the Senior Credit Facility.
Contractual Obligations
          As of December 31, 2007, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations were as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Through	advances (1)	payments (2)	obligations (3)	obligations (4)	Total

December 31, 2008	$3,884	$405	$1,710	$33	$6,032
December 31, 2009	—	—	1,851	—	1,851
December 31, 2010	—	—	1,768	—	1,768
December 31, 2011	—	—	1,178	—	1,178
December 31, 2012	—	—	1,329	—	1,329
Thereafter	—	—	12,302	—	12,302

Total	$3,884	$405	$20,138	$33	$24,460

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2008 through fiscal 2022. These are future minimum annual rental payments required under the leases net of $0.6 million of sublease income to be received in fiscal 2008 and fiscal 2009. Rent expense and sublease income for the three and nine months ended December 31, 2006 and 2007 is as follows (in thousands):

• Renewal of New York lease

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our prior lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space was approximately $2.4 million per year for the first five years, increased to approximately $2.7 million per year for the next five years, and increased to $2.9 million for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, of which $1.2 million has been recorded as a deferred credit as of March 31, 2007; the remainder of the deferred credit will be recorded as the improvements are completed, and will be amortized against rent expense over the life of the lease. A nominal amount of amortization was recorded during the year ended March 31, 2007. For the nine months ended December 31, 2007, we recorded an additional deferred credit of $2.8 million and amortization against the total deferred credits of approximately $0.2 million. Shortly after signing the new lease, we provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in security deposits on our condensed consolidated balance sheet. On August 14, 2007, we and our new landlord, W2007 Fifth Realty, LLC, amended the lease under which we occupy space in 417 Fifth Avenue, New York City, to reduce the space we occupy by approximately one-half, effective December 31, 2007. As a result, our rent under the amended lease will be reduced from its current approximately $2.4 million per year to approximately $1.2 million per year from January 1, 2008 through June 30, 2011, approximately $1.3 million per year for the five years thereafter, and approximately $1.5 million per year for the last five years of the term.

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2007, the net book value of the assets, included within property and equipment on the balance sheet, was $0.1 million, net of accumulated depreciation of $0.5 million. As of December 31, 2007, the net book value of the assets was $0.1 million, net of accumulated depreciation of $0.5 million.
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
Foreign Currency Exchange Rates
          We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented a $1.3 million of our revenues for the nine months ended December 31, 2007. We also purchase certain of our inventories from foreign developers and pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. For the nine months ended December 31, 2007, we did not have any net revenues from our foreign subsidiaries; these subsidiaries represent $0.8 million, or 1.7%, of our total assets, of which $0.7 million is associated with our previously wholly-owned Reflections studio and is included in assets of discontinued operations on our condensed consolidated balance sheet. We also recorded a nominal amount of operating expenses attributed to foreign operations of Reflections, included in loss from discontinued operations on our condensed consolidated statement of operations. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Management, with participation of our Chief Restructuring Officer and Acting Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.
          As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, we determined that, as of March 31, 2007, there were three material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective. As described below, we plan to begin the remediation of those material weaknesses during the fourth quarter of fiscal 2008. Therefore, as the three material weaknesses at March 31, 2007 have not been remediated, the Company’s management, including our Chief Restructuring Officer and Acting Chief Financial Officer, has concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective.
Management’s Remediation Initiatives
          As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, management determined that, as of March 31, 2007, there were material weaknesses in our internal control over financial reporting relating to (i) ineffective controls relating to the financial closing and reporting process that failed to detect certain accounting errors, (ii) communication controls between us and our majority shareholder, IESA, which lead to the failure to detect certain required accounting entries (see below) and (iii) control failures over income tax accounts and related disclosures. Management will leverage internal resources and seek assistance from outside consultants to help design and implement necessary controls. Management is currently determining what level of support will be needed. Management believes our remediation efforts will be completed prior to the end of the fourth quarter of our fiscal year 2008.
Changes in Internal Control over Financial Reporting
     During the third quarter of fiscal 2008, we implemented a formula communication procedure between us and IESA. This procedure provides a formal communication on a quarterly basis between IESA and us disclosing any transactions that may have an effect on our financial statements.
     Other than disclosed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
          As of December 31, 2007, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

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
Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.
          On October 26, 2006, Research in Motion Limited (“RIM”) filed a claim against us and Atari Interactive in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems. Breakout and Super Breakout are games owned by Atari Interactive. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law. In August 2007, the Court ruled against Atari’s December 2006 motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. Atari has appealed the same and was not successful. As of January 2008, Atari has filed its answer and counterclaims in response to RIM’s original claims.
Item 4. Submission of Matters to a Vote of Security Holders
Action by Written Consent
          On October 5, 2007, California U.S. Holdings, Inc., a record holder of 6,926,245 shares of our common stock, representing approximately 51% of our common stock, executed and delivered a written consent to the Company providing for the removal of Messrs. James Ackerly, Ronald C. Bernard, Michael G. Corrigan, Denis Guyennot and Ms. Ann E. Kronen from their positions on our Board of Directors.
Annual Meeting of Stockholders
          The Annual Meeting of Stockholders was held on November 6, 2007. Of the 13,477,920 shares of common stock outstanding and entitled to vote at the Annual Meeting, 10,979,482 shares were present in person or by proxy, each entitled to one vote on each matter to come before the meeting. The matters acted upon at our 2007 Annual Meeting of Stockholders and the voting tabulation for each such matter are as follows:
          Proposal 1. To elect two Class III directors to hold office until the 2010 Annual Meeting of Stockholders.

	For	Withheld

CLASS III

Evence-Charles Coppee	10,228,079	751,403
Jean-Michel Perbet	10,185,990	793,492

          With respect to the election of directors, there were no abstentions or broker non-votes because, pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nominees named.
          As set forth above, at the Annual Meeting, Evence-Charles Coppee and Jean-Michel Perbet were elected as Class III directors. The five remaining members of our Board of Directors, who are in Classes I and II and have terms that do not expire until the 2008 Annual Meeting of Stockholders and 2009 Annual Meeting of Stockholders, respectively, are Wendell H. Adair, Jr., Eugene I. Davis, Bradley E. Scher, Thomas Schmider and James B. Shein.
Item 5. Other Matters
          On February 12, 2008, we entered into a forbearance agreement with our lender BlueBay providing for BlueBay’s forbearance of enforcement of its rights and remedies with respect to our noncompliance with certain financial covenants under the credit agreement governing the BlueBay Senior Credit Facility. As of December 31, 2007 and through February 12, 2008, we have not complied with the cash flow covenants under the credit agreement governing the BlueBay Senior Credit Facility, which noncompliance BlueBay has not waived. Under the forbearance agreement, our lender will not exercise its rights on our facility related to this violation until the earliest of (i) March 3, 2008, (ii) the occurrence of additional covenant defaults, other than defaults existing as the date of this report or occurring under certain financial covenants or (iii) the occurrence of any action against us under other loans, credit or other agreements evidencing indebtedness or other obligations that is reasonably considered to be materially adverse to our lender’s interests.
          We continue to pursue a resolution with our lender; however, there is no guarantee a resolution will ultimately be made.

Item 6. Exhibits

(a)	Exhibits

3.1	Amendment No. 3 to Amended and Restated By-laws dated July 24, 2007

10.59	Partial Surrender Agreement dated August 14, 2007 between W2007 417 Fifth Realty, LLC and Atari, Inc.

10.60	Amendment No. 1 to Partial Surrender Agreement dated August 14, 2007 between W2007 417 Fifth Realty, LLC and Atari, Inc.

10.61	Rights and Representation related to the Hasbro License between Infogrames Entertainment, S.A, and Atari, Inc.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATARI, INC.
By:	/s/ Curtis G. Solsvig
	Name:	Curtis G. Solsvig III
	Title:	Chief Restructuring Officer (duly authorized officer)
	Date:	February 12, 2008

By:	/s/ Arturo Rodriguez
	Name:	Arturo Rodriguez
	Title:	Acting Chief Financial Officer
	Date:	February 12, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amendment No. 3 to Amended and Restated By-laws dated July 24, 2007
10.59	Partial Surrender Agreement dated August 14, 2007 between W2007 417 Fifth Realty, LLC and Atari, Inc.
10.60	Amendment No. 1 to Partial Surrender Agreement dated August 14, 2007 between W2007 417 Fifth Realty, LLC and Atari, Inc.
10.61	Rights and Representation related to the Hasbro License between Infogrames Entertainment, S.A, and Atari, Inc
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Acting Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.