Form 10-K
period 2008-03-31
ATARI INC
filed 2008-07-01
CIK 1002607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, based on the $2.56 closing sale price of the Common Stock on September 28, 2007 as reported on the NASDAQ Global Market was approximately $16.8 million. As of June 27, 2008, a total of 13,477,920 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Portions of Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held in 2008 are incorporated by reference into Part III hereof.

ATARI, INC. AND SUBSIDIARIES
March 31, 2008 Annual Report on Form 10-K

This Annual Report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. We caution readers regarding forward-looking statements in this Report, press releases, securities filings, and other documents and communications. All statements, other than statements of historical fact, including statements regarding industry prospects and expected future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements. These forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. As a result of such risks, our actual results could differ materially from those anticipated by any forward-looking statements made by, or on behalf of, us. We will not necessarily update information if it later turns out that what occurs is different from what was anticipated in a forward-looking statement. For a discussion of some factors that could cause our operating results or other matters not to be as anticipated by forward-looking statements in this document, please see Item 1A entitled “Risk Factors” on pages 13 to 18 .

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a publisher of video game software that is distributed throughout the world and a distributor of video game software in North America. Most of the products we publish and distribute are games developed by or for Infogrames Entertainment S.A., or IESA, a French corporation listed on Euronext, which owns approximately 51% of our stock. However, we also publish and distribute in North America games developed or published by unrelated developers or publishers. IESA is the largest distributor of video games in Europe, and distributes the video games that we publish throughout the world, other than in North America.

On April 30, 2008, IESA and we entered into an Agreement and Plan of Merger under which a wholly-owned subsidiary of IESA will be merged into us in a transaction in which IESA, as the sole shareholder of the merger subsidiary, will acquire all the shares of the merged company, and our stockholders (other than IESA and its subsidiaries) will receive $1.68 per share in cash. That transaction must be approved by our stockholders. Because a wholly-owned subsidiary of IESA owns 51% of our shares, if it votes in favor of the merger, the merger will be approved even if no other stockholders vote in favor of it. The IESA subsidiary is not contractually obligated to vote in favor of the merger, however, it has stated that intends to vote in favor of the merger.

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

During fiscal 2008, we stopped developing games, even through independent developers. During that year, we also focused an increasing percentage of our activities on marketing and distributing in North America products published by IESA. This included licensing IESA to develop and distribute for seven years games using the Test Drive and Test Drive Unlimited franchise and to distribute any versions of those games that we publish everyplace in the world except the U.S., Canada and Mexico and their possessions.

The steps described above significantly reduced the number of games we publish. During fiscal 2008, our revenues from publishing activities were $69.8 million, compared with $104.7 million during fiscal 2007, and $153.6 million during fiscal 2006 and $289.6 million during fiscal 2005. However, we continue to have a significant library of well-known properties that we license from IESA (directly or through its wholly-owned subsidiary Atari Interactive, Inc., or Atari, Interactive,) or unrelated companies, including:

•	Dragon Ball Z (FUNimation),

•	Alone in the Dark (IESA),

•	Asteroids, PONG, Missile Command and Centipede (Atari Interactive),

•	Dungeons and Dragons (Hasbro and Atari Interactive),

•	Earthworm Jim (Interplay),

•	RollerCoaster Tycoon (Chris Sawyer and Atari Interactive), and

•	Godzilla (Sony Pictures).

We maintain in North America distribution operations and systems that reach in excess of approximately 30,000 retail outlets throughout the United States.

Our annual cash expenditures have for the last several years exceeded our cash revenues. Until 2008, we funded our cash shortfalls primarily with proceeds of sales of assets, supplemented by seasonal borrowings. By 2008, we had few salable assets, other than the Test Drive and Test Drive Unlimited franchise and possibly, licenses to distribute a few specific games under term license agreements with unrelated developers or publishers. When we licensed IESA to develop and publish games under the Test Drive and Test Drive Unlimited franchise, we became almost entirely reliant on borrowings to fund cash shortfalls or seasonal cash needs. At March 31, 2008, our only borrowing lines were a $14.0 million line from Bluebay High Yield Investments (Luxembourg) S.A.R.L., or Bluebay”, a subsidiary of the largest shareholder of IESA. At March 31, 2008, we had borrowed the entire $14.0 million that was available under the Bluebay credit line. On April 30, 2008, we obtained a $20 million interim credit line granted by IESA when it entered into the Merger Agreement relating to its acquisition of us, which will terminate when the merger takes place or when the Merger Agreement terminates without the merger taking place. As of June 12, 2008, we continue to have $14.0 million outstanding under the Bluebay credit line and have borrowed approximately $6.0 million from the IESA credit line. The funds available under the two credit lines may not be sufficient to enable us to meet anticipated seasonal cash needs if the merger does not take place before the fall 2008 holiday season inventory buildup.

The uncertainty caused by the conditions described above and existing historically raise substantial doubt about our ability to continue as a going concern, unless the merger with a subsidiary of IESA is completed. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atari, Inc. (formerly known as Infogrames, Inc. and GT Interactive Software Corp.) was organized as a corporation in Delaware in 1992. In May 2003, we changed our name to Atari, Inc. Effective as of May 9, 2008 our Common Stock was delisted from the NASDAQ Global Market because the total market value of our shares that were not owned by an affiliate (i.e., IESA) was less than $15 million. Our common stock is now listed on the Pink Sheets. Our corporate office and U.S. headquarters is located at 417 Fifth Avenue, New York, New York 10016 (main telephone: (212) 726-6500). We maintain a worldwide website at www.atari.com. Information contained on the website is not part of this Annual Report.

INDUSTRY OVERVIEW

The video game industry primarily comprises software for dedicated game consoles or platforms (such as PlayStation 2, PlayStation 3, Xbox, Xbox 360, and Wii), handhelds (such as Nintendo DS and Sony PSP) and PCs. Publishers of video game software include the console manufacturers, or “first-party publishers,” and third-party publishers, such as ourselves, whose primary role is the development, publishing and/or distribution of video game software. According to International Data Group (IDG), an independent technology, media, research, and event company, sales of PC, console, and handheld games (excluding wireless) in North America and Europe in calendar 2007 reached $19.9 billion. We anticipate an expanding market for interactive entertainment software over the next several years as a result of the success of the current/connected generation console platforms. We believe that greater online functionality and the expanded artificial intelligence capabilities of the new platforms improve game play and game accessibility, and will help our industry grow.

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

Personal Computers

Advances in personal computer technology outpace advances in console and handheld technology. Advances in microprocessors, graphics chips, hard-drive capacity, operating systems and memory capacity have greatly enhanced the ability of the PC to serve as a video game platform. These technological advances have enabled developers to introduce video games for PCs with enhanced game play technology and superior graphics. The PC growth in the past two years has been due to the success of massively multiplayer online, or MMO, role playing games. However, PC shelf space has been declining in retail stores, and the demand for catalogue PC titles in jewel case format has drastically diminished in many retail environments.

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

Consolidation

Economies of scale have become increasingly important as the complexity and costs associated with video game development continue to increase, and we expect this trend to continue. In addition, the acquisition of proven intellectual properties has become increasingly important as publishers seek to diversify and expand their product portfolios, while limiting exposure to unsuccessful product development efforts. Acquisitions have also been used as a means of vertically integrating functions that are key to the business process. We expect consolidation within the video game software industry to continue. Recently, Atari has been a seller, not a buyer.

PRODUCTS

The following identifies games and franchises that generated the most significant portion of our publishing net product revenues during the years ended March 31, 2006, 2007 and 2008.

•	Fiscal 2006 — the Dragon Ball Z franchise generated 28.6% of our publishing net product revenues, driven by the October 2005 release of Dragon Ball Z: Budokai Tenkaichi (PlayStation 2). Additionally, the Matrix franchise generated 14.4% of our publishing net revenues, led by the November 2005 release of Matrix: Path of Neo (PlayStation 2, Xbox, and PC). Other new releases in fiscal 2006 included Atari Flashback 2.0 (plug and play), Getting Up: Contents Under Pressure (PlayStation 2, Xbox, and PC), Dungeons & Dragons

Online: Stormreach (PC), Driver: Parallel Lines (PlayStation 2, and Xbox), and Indigo Prophecy (PC, PlayStation 2, and Xbox).

•	Fiscal 2007 — the Dragon Ball Z franchise generated 45.7% of our publishing net product revenues, driven by the November 2006 release of Dragon Ball Z: Budokai Tenkaichi 2 (PlayStation 2 and Nintendo Wii). Additionally, the Neverwinter Nights franchise generated 13.9% of our publishing net product revenues, led by the October 2006 release of Neverwinter Nights 2 (PC). Furthermore, the Test Drive franchise generated 13.4% of our publishing net product revenues, led by the September 2006 release of Test Drive Unlimited on the Xbox 360 platform, followed by its March 2007 release on the PlayStation 2, PSP, and PC platforms.

•	Fiscal 2008 — the Dragon Ball Z franchise generated 49.1% of our publishing net product revenues, driven by the November 2007 release of Dragon Ball Z: Budokai Tenkaichi 3 (PlayStation 2 and Nintendo Wii). Additionally, the Godzilla franchise generated 9.2% of our publishing net product revenues, led by the November 2007 release of Godzilla Unleashed (Nintendo Wii, PlayStation 2 and Nintendo DS). Furthermore, the Neverwinter Nights franchise generated 9.1% of our publishing net product revenues, led by the October 2007 release of Neverwinter Nights 2 Mask of the Betrayer (PC) and continued sales of Neverwinter Nights 2 (PC) originally released in October 2006.

DEVELOPMENT

During fiscal 2007, we sold all of our internal development studios. By December 2007, we ceased developing any products or having any products developed for us by independent developers. Since then, our activities have consisted entirely of publishing and distributing in North America, products developed by or for IESA or unrelated developers or publishers.

PUBLISHING

Our publishing activities include the management of business development, strategic alliances, product development, marketing, packaging and sales of video game software for all platforms, including Sony PlayStation 2, PlayStation 3, and PSP; Nintendo DS, Wii, Microsoft Xbox and Xbox 360; and PC.

During the year ended March 31, 2008, an increased percentage of our publishing activities related to products developed by or for IESA. However, we continued to publish some products developed by independent developers. Our publication activities with regard to products developed by or for IESA involve primarily marketing and sales, although in some instances we also arrange the manufacture and packaging of products that will be distributed in North America. We then distribute those products in North America, as described below under the subcaption “Distribution.” Under a new Distribution Agreement entered into in December 2007, IESA reimburses us for our costs of marketing, and where applicable manufacturing and packaging, products published by IESA. When we publish independently developed products, we generally arrange, and pay for, the manufacturing, packaging and marketing of the products, and charge a distribution fee intended to, among other things, compensate us for bearing those costs.

The video game software we publish, or have contracts to publish in North America includes video game software developed by some of the industry’s most highly regarded independent external developers. These developers include, among others:

•	Dimps (Dragon Ball Z: Shin Budokai Another Road);

•	CD Projekt (The Witcher);

•	Kuju Entertainment (Dungeons & Dragons Tactics);

•	Obsidian (Neverwinter Nights 2); and

•	Spike (Dragon Ball Z: Budokai Tenkaichi 3).

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

SALES AND MARKETING

The sales team presently comprises 10 positions:  sales management, senior sales executives, associate account managers, and customer service representatives. The sales team manages direct relationships with key accounts in the U.S., Canada, and Mexico. Accounts are assigned to sales team members by retailer and industry expertise.

The sell-in of new properties begins with research and marketing materials, and product specific meetings at which we present trailers, gameplay, and product highlights, among other things. The team manages and coordinates all MDF (Marketing Development Fund) decisions, secures the order, and is responsible for all day-to-day account management, and utilizes existing relationships to develop exclusive title programs and catalog opportunities.

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

INTELLECTUAL PROPERTY

Licenses

Licensed properties

We have entered into licensing agreements with a number of licensors, including FUNimation.

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

Hardware licenses

We currently publish software that is developed for use with PlayStation 2, PlayStation 3, and PSP; Wii, and DS; and Xbox and Xbox 360 hardware, pursuant to licensing agreements (some in negotiation) with each of the respective hardware developers. Each license allows us to create one or more products for the applicable system, subject to certain approval rights, which are reserved by each hardware licensor. Each license also requires us to pay the hardware licensor a per-unit license fee for the product produced.

The following table sets forth information with respect to our platform licenses:

Manufacturer	Platform	Agreement	Territory	Expiration Date

Microsoft	Xbox	Publisher License Agreement, dated April 18, 2000	Determined on a title-by-title basis	November 15, 2008
Microsoft	Xbox 360	Publisher License Agreement, dated February 17, 2006	Determined on a title-by-title basis	November 21, 2008, with automatic one year renewals
Nintendo	DS	License Agreement, dated October 14, 2005	Western Hemisphere	February 17, 2011
Nintendo	Wii	License Agreement, dated October 17, 2006	Western Hemisphere	October 16, 2009
Sony	PlayStation 2	Licensed Publisher Agreement, dated June 6, 2000	US and Canada	March 31, 2009, with automatic one year renewals
Sony	PlayStation Portable	Licensed Publisher Agreement, dated March 23, 2005	US and Canada	March 31, 2009, with automatic one year renewals
Sony	PlayStation 3	In negotiation	US and Canada

IESA, our majority stockholder and the distributor of the products we publish throughout the world, other than in North America, has entered into similar agreements (directly or through its subsidiaries) with each of the manufacturers for applicable territories outside North America.

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

DISTRIBUTION

United States, Canada, and Mexico

Throughout the United States, Canada, and Mexico, we distribute our own products, as well as the products of other publishers, to retail outlets, utilizing our distribution operations and systems. We are the exclusive distributor for the products of IESA and its subsidiaries, including Atari Interactive, in the United States and Canada for which we are paid 30% of net revenues, under our new distribution agreement for new product. Furthermore, we distribute product in Mexico through various non-exclusive agreements. Utilizing point-of-sale replenishment systems and electronic data interchange links with our largest customers, we are able to handle high sales volume and manage and replenish inventory on a store-by-store basis. We also utilize systems for our entire supply chain management, including manufacturing, EDI/order processing, inventory management, purchasing, and tracking of shipments. We believe these systems accomplish:

•	efficient and accurate processing of orders and payments;

•	expedited order turnaround time; and

•	prompt delivery.

We distribute products we publish to a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ’R’ Us; specialty stores such as GameStop; rental chains such as Blockbuster and Hollywood Video; and warehouse clubs such as Sam’s Club and Costco. GameStop, Wal-Mart and Best Buy accounted for 26.8%, 19.8%, and 11.9%, respectively, of our net revenues for the year ended March 31, 2008 (although Wal-Mart has announced it intends to reduce the shelf space available for packaged video games, and to focus more attention on online distribution of games). Additionally, our games are made available through various online retail and “e-tail” companies (e.g. Amazon.com), on our website atari.com, and through the emerging digital distribution/electronic software download marketplace. We believe that during the coming years, there will be a significant increase in digitally distributed titles and we have been trying to position ourselves to exploit this expansion of the marketplace.

Other publishers also utilize our distribution capabilities. Generally, we acquire their products and distribute them under the publishers’ names. Our agreements with these publishers typically grant us retail distribution rights in designated territories for specific periods of time, and typically are renewable. Under such agreements, the third party publisher is typically responsible for the publishing, packaging, marketing and customer support of the products.

We outsource our warehouse operations in the United States to Ditan Distribution, which is located in Plainfield, Indiana. The warehouse operations include the receipt and storage of inventory as well as the distribution of inventory to mass market and other retailing customers.

Europe, Asia and Other Regions

IESA distributes products we publish in Europe, Asia, and elsewhere outside of North America pursuant to a distribution arrangement we entered into in December 2007 (which replaced a prior agreement we had entered into in 1999 as to all product except back catalog product). IESA’s strong presence in Europe, Asia and certain other regions provides effective distribution in these regions of our titles while allowing us to focus our distribution efforts in the United States, Canada, and Mexico. IESA distributes our products to several major retailers in Europe, Asia and certain other regions; including Auchan, Carrefour, Mediamarket and Tesco. IESA has extensive access to retail outlets in these regions. Under our new distribution arrangement with IESA, we are entitled to receive 70.0% of the net revenues on our products that are distributed by IESA.

Backlog

We typically ship products within three days of receipt of orders. As a result, backlog is not material to our business.

MANUFACTURING AND PACKAGING

Disk duplication and the printing of user manuals and packaging materials with regard to games we publish are performed to our specifications by outside sources. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of our products, or material returns due to product defects. There is some concentration of the manufacture and packaging of games we publish, but a number of other outside vendors are also available as sources for these manufacturing and packaging services.

Sony, Nintendo and Microsoft, either directly or through an authorized third party, control the manufacture of our products that are compatible with their respective video game consoles, as well as the manuals and packaging for these products, and ship the finished products to us, either directly or through third party vendors, for distribution. Sony PlayStation 2, PlayStation 3, and PSP, Nintendo Wii, and Microsoft Xbox and Xbox 360 products consist of proprietary format CD- or DVD-ROMs and are typically delivered to us within a relatively short lead time (approximately 3-4 weeks). Manufacturers of other Nintendo products, which use a cartridge format, typically deliver these products to us within 45 to 60 days after receipt of a purchase order. To date, we have not experienced any material difficulties or delays in the manufacture and assembly of products we distribute. However, manufacturers’ difficulties, which are beyond our control, could impair our ability to bring products to the marketplace in a timely manner.

ONLINE

The online department had three approaches in fiscal 2008. The purpose of these approaches was to monetize out online efforts; turning online into a revenue generating channel for us. The approaches were intended to ensure that we reach consumers where they are online both now and into the future. The three approaches were:

•	Digital Sales/eCommerce. In fiscal 2008, online revenue was derived through digital distribution of games through both the Atari.com/us website and third party sites. The focus for the year was to increase back catalogue presence online through the Atari.com/us website and then make these titles available to third party partner sites. Our presence was increased on major partner sites such as Direct2Drive and new partnerships were formed with sites such as GamersGate and Steam.

•	Online Marketing. We attempted to drive the promotion of packaged media goods through the creation and implementation of targeted cost-effective online advertising campaigns and the development of innovative contests and promotions. These complementary initiatives were carried out via the tactical execution of pay-per-click campaigns, the design and development of product landing pages and newsletters, and the nurturing of our online communities based around specific product lines and titles.

•	Consumer Interaction with Atari brand and Atari products. We maintained and drove the growth of our key website properties - Atari.com/us, Atari Play (games.atari.com), and Atari Community (ataricommunity.com) through digital distribution partnerships, advertising, promotions, community management and content creation.

EMPLOYEES

As of the end of fiscal 2008, we had 66 employees domestically, with 14 in publishing and product testing, 18 in administration (i.e., senior management, human resources, legal, IT and facilities), 12 in finance, 10 in sales and operations, and 12 in marketing. During the fiscal year, we had domestic operations in New York, New York, and Santa Clara, California.

RELATIONSHIP WITH IESA

Throughout fiscal 2008, IESA owned, through a wholly-owned subsidiary, approximately 51% of our common stock. IESA rendered management services to us (systems and administrative support) and we rendered management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties with regard to its sales of our products. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and

Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive have historically been a material source of products which we bring to market in the United States, Canada, and Mexico, and their importance increased during fiscal 2008. IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 26% of our net publishing product revenue.

Prior to December 4, 2007, IESA and we had been parties to a number of agreements under which, among other things, (a) we were the exclusive distributor in North America of products developed or published by IESA or its subsidiaries, including Atari Interactive, (b) IESA was the exclusive distributor outside of North America of products we developed or published, (c) we paid an annual fee of $3 million to IESA for management services it was to render to us, and (d) IESA paid an annual fee of $3 million to us for management and other services we rendered to its subsidiaries, including Atari Interactive. In addition, in October 2007, BlueBay High Yield Investments (Luxembourg) S.A.R.L. assumed the rights and obligations of the lenders under a Credit Agreement between us and Guggenheim Corporate Funding LLC , or Guggenheim. Affiliates of BlueBay High Yield Investments own approximately 31.5% of the outstanding shares of IESA and hold options that, if exercised, would increase that ownership to approximately 54.9%.

On December 4, 2007, we entered into a group of agreements with IESA that replaced or modified then existing agreements, as follows:

•	We entered into a new Distribution Agreement that replaced the prior Distributions Agreements (except as to back catalogue), under which IESA granted us the exclusive right to contract with IESA for distribution rights in the U.S., Canada and Mexico (subject, with regard to Mexico, to our meeting volume requirements) to all interactive entertainment software games developed by or on behalf of IESA that are released in packaged media format, and contemplates that IESA might grant us distribution rights with regard to the games in digital download format, subject to our receiving targeted annual gross revenues. The term of the agreement is three years (or two years if revenues are not at least 80% of targeted amounts), and it will automatically be renewed for additional one year periods unless either IESA or we terminates it. We pay a royalty for products we distribute and receive a distribution fee equal to 30% of net revenues.

•	We terminated the prior agreement under which we had been rendering production services to IESA, and agreed to transfer to IESA substantially all the equipment that was being used by our production team for its nominal book value, and IESA agreed to offer employment to selected members of our production team.

•	We entered into an agreement to provide quality assurance services to IESA and two of its affiliates directly or through third party vendors until March 31, 2008, and IESA agreed to pay us our costs plus a 10% premium which we are currently in process of negotiating an extension.

•	We entered into an intercompany services agreement with IESA and two affiliates that superseded the prior services agreements, under which we agreed to provide legal, human resources, payroll, finance, IT, management information services and facilities management services until June 30, 2008 (extendable for three month periods) at specified costs.

•	The Credit Agreement that BlueBay High Yield Investments assumed from Guggenheim was amended to, among other things, waive prior defaults and increase the available credit from approximately $3.0 million to $14.0 million.

The transactions in December 2007 followed our sale or other disposition of all our product development assets and a license we granted to IESA in October 2007 to develop and publish games under the Test Drive and Test Drive Unlimited franchise in return for the payment by IESA of royalties based on product sales, including a $5 million prepaid royalty to be applied, together with interest at 15% per annum, against royalties that become due.

Matters related to our governance

Prior to April 4, 2007, Bruno Bonnell, who was one of the founders of IESA, was the Chief Executive Officer and the Chairman of the Board of IESA and held various positions with us, including being the Chairman of our Board and at times being our Chief Executive Officer, our acting Chief Financial Officer and our Chief Creative Officer. On April 4, 2007, IESA entered into an agreement with Mr. Bonnell, under which Mr. Bonnell agreed to resign from his duties as a Director and CEO of IESA and from all the offices he holds with subsidiaries of IESA, including Atari and its subsidiaries. IESA agreed to pay Mr. Bonnell a total of approximately 3.0 million Euros, including applicable foreign taxes. Neither our Board of Directors nor any member of our management was consulted about the agreement between IESA and Mr. Bonnell and our management was not provided with a copy of the agreement until more than two months after it was signed. Mr. Bonnell resigned as a director and officer of Atari, Inc. and of our subsidiaries on April 4, 2007.

On October 5, 2007, the IESA subsidiary that owns approximately 51% of our shares delivered a written stockholder consent in which it removed five of our then seven directors, effective immediately. The two directors who were not removed were both employees of IESA or a subsidiary.

On October 10, 11 and 12, 2007, our Board of Directors elected Wendell H. Adair, Jr., Eugene I. Davis, James B. Schein and Bradley E. Scher to our Board of Directors. None of those four persons had or has any relationship with IESA.

On October 10, 2007, our Board of Directors also elected Curtis G. Solsvig III as our Chief Restructuring Officer. Mr. Solsvig was a Managing Director at AlixPartners, which we retained to assist us in evaluating and implementing strategic and tactical operations through a restructuring process. Mr. Solsvig continued in that position until April 2, 2008, shortly after Jim Wilson was elected to be our President and Chief Executive Officer.

IESA’s Proposed Acquisition of Us.

On April 30, 2008, IESA and we entered into an Agreement and Plan of Merger under which a wholly-owned subsidiary of IESA will be merged into us in a transaction in which IESA, as the sole shareholder of the merger subsidiary, will acquire all the shares of the merged company, and our stockholders (other than IESA and its subsidiaries) will receive $1.68 per share in cash. That transaction must be approved by our stockholders. Because a wholly-owned subsidiary of IESA owns 51% of our shares, if it votes in favor of the merger, the merger will be approved even if no other stockholders vote in favor of it. The IESA subsidiary is not contractually obligated to vote in favor of the merger, however, it has stated that it intends to vote in favor of the merger. Either IESA or we will have the right to terminate the Merger Agreement if the Merger Agreement is submitted to our stockholders and is not approved by them, or if the transaction is not completed by October 31, 2008. The transaction was negotiated and approved by a Special Committee of our Board of Directors, consisting entirely of directors who are independent of IESA, after the Special Committee received an opinion from Duff & Phelps that the transaction would be fair to our stockholders, other than IESA and its subsidiaries, from a financial point of view.

In connection with the proposed merger, IESA entered into a new Credit Agreement with us under which it committed to provide up to an aggregate of $20 million in loan availability, which we could use to fund our operational cash requirements during the period between the date of the Merger Agreement and completion of the merger. Our obligations under that Credit Agreement are secured by liens on substantially all of our present and future assets. These liens are junior to liens on essentially the same collateral that secure our obligations to BlueBay High Yield Investments under the Credit Agreement that it assumed in October 2007. IESA has agreed that, so long as we have any continuing obligations to BlueBay High Yield Investments under the BlueBay Credit Agreement, IESA will not seek to exercise any rights or remedies with regard to the shared collateral for a period of 270 days and will not take action to hinder the exercise of remedies under the BlueBay Credit Facility or object to any steps BlueBay High Yield Investments may take to enforce or collect obligations under the BlueBay Credit Facility. BlueBay High Yield Investments consented to our entering into the new Credit Facility with IESA and gave waivers under, and agreed to amendments of, the BlueBay Credit Facility to permit the Merger Agreement to be signed.

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

Atari Interactive has granted us a license to use the name “Atari” until 2013 for software video games in the United States, Canada, and Mexico. We believe that the Atari brand, which has a heritage deeply rooted in innovation and is largely credited with launching the video game industry, continues to carry a level of recognition that can provide a competitive advantage. Unlike many of our competitors, our Atari brand can be seen as three separate entities — a pop icon, a classic gaming original and a modern interactive entertainment company. This enhances our opportunities to attract partnerships, talent and other vehicles, providing a distinct advantage against our competitors.

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

Due primarily to our limited funds, during fiscal 2006 and 2007, we reduced substantially our expenditures on product development and sold the intellectual property related to some game franchises that have generated substantial revenues for us in the past. During fiscal 2008, we completely terminated our product development activities and we granted IESA a seven year license to exploit our last remaining valuable game franchise. Further, we increasingly focused our efforts on distributing products published by IESA. These steps substantially reduced our revenues. In fiscal 2008, our net revenues were only $80.1 million, compared with net revenues of $122.3 million in fiscal 2007, $206.8 million in fiscal 2006 and $343.8 million in fiscal 2005. Because of this decrease in revenues, we have had significant operating losses in each of the past several years, and in fiscal 2007, we were required to take a $54.1 million charge for impairment of goodwill.

We rely on borrowings to meet our operating needs.

Prior to fiscal 2008, we financed our operating losses by selling assets. However, by fiscal 2008, we had few salable assets, other than the Test Drive and Test Drive Unlimited franchise, and in October 2007, we granted IESA a seven year license to develop and publish games under these franchises in exchange for a $5 million prepaid royalty that would be credited, together with interest at 15% per annum, against future royalties due to us under the license agreement. This made us almost entirely reliant on borrowings to fund our cash shortfalls. Currently, we have a $14 million Credit Facility from BlueBay High Yield Investments, an affiliate of the principal shareholder of IESA, which was fully borrowed at March 31, 2008, and a $20 million Credit Agreement with IESA to provide funds we can use for operational needs until a proposed merger of us with a wholly-owned subsidiary of IESA takes place or the related Merger Agreement is terminated. If that merger does not take place, unless we can obtain new sources of equity or debt, we will not have the cash we need to fund our operations, even at their current reduced level.

Our revenues are dependant to a substantial extent on the ability of IESA to develop, or obtain the right to publish, successful video game products.

Because we are no longer involved in the development of new video game products, and we are focusing a substantial portion of our efforts on distribution in North America of products developed or published by IESA, our business will depend to a great extent on IESA’s developing or obtaining access to products that are popular in the North American markets. Among other things, it is possible that some IESA products that do well globally will not be well accepted in the North American markets. While we will be distributing products developed or published by companies other than IESA, as our business currently is being conducted, it is unlikely that we could be successful if IESA does not provide products that are popular in North America.

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

Our success depends on continued popularity of packaged games.

We distribute packaged video game software. Currently, we are not significantly involved in online distribution of games. Among other things, IESA plans to control online distribution of the video games it publishes. To date, despite the convenience of acquiring games by downloading them electronically, there has been a substantial continuing market for packaged games sold through retail outlets. However, this may not continue to be the case indefinitely, particularly as internet download speeds increase. Unless we are able to become heavily involved in online distribution, our business may be seriously injured by a movement of purchasing preference from packaged games to online distribution.

The loss of GameStop, Wal-Mart, or Best Buy as key customers could negatively affect our business.

Our sales to GameStop, Wal-Mart, and Best Buy accounted for approximately 26.8%, 19.8%, and 11.9%, respectively, of net revenues (excluding international royalty, licensing, and other income) for the year ended March 31, 2008. Our business, results of operations and financial condition would be adversely affected if:

•	we lost any of these retailers as a customer;

•	any of these retailers purchased significantly fewer products from us;

•	we were unable to collect receivables from any of these retailers on a timely basis or at all; or

•	we experienced any other adverse change in our relationship with any of these retailers.

Wal-Mart has announced that it intends to reduce the shelf space it devotes to packaged video games, and to focus more of its efforts on marketing video games through its online store. That alone could have a substantial adverse effect on our revenues.

Termination or modification of our agreements with hardware manufacturers will adversely affect our business.

We are required to obtain a license to develop and distribute software for each of the video game consoles. We currently have licenses from Sony to develop products for PlayStation 2 and PSP, from Nintendo to develop products for Wii and DS and from Microsoft to develop products for Xbox and Xbox 360. We are currently negotiating a license for Sony PlayStation 3. These licenses are non-exclusive, and as a result, many of our competitors also have licenses to develop and distribute video game software for these systems. These licenses must be periodically renewed, and if they are not, or if any of our licenses are terminated or adversely modified, we may not be able to publish games for the applicable platforms or we may be required to do so on less attractive terms. In addition, our contracts with these manufacturers often grant them approval rights over new products and control over the manufacturing of our products. In some circumstances, this could adversely affect our business, results of operations or financial condition by:

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

IESA beneficially owns approximately 51% of our common stock, which gives it sufficient voting power to prevent any transaction that it finds unfavorable, including an acquisition, consolidation or sale of shares or assets that might be desirable to our other stockholders. Additionally, IESA could unilaterally approve certain transactions as a result of its majority position. IESA also has sufficient voting power to elect all of the members of our Board of Directors. On April 30, 2008, IESA and we entered into an Agreement and Plan of Merger under which a wholly-owned subsidiary of IESA will be merged into us in a transaction in which IESA, as the sole shareholder of the merger subsidiary, will acquire all the shares of the merged company, and our stockholders (other than IESA and its subsidiaries) will receive $1.68 per share in cash. That transaction must be approved by our stockholders. Because a wholly-owned subsidiary of IESA owns 51% of our shares, if it votes in favor of the merger, the merger will be approved even if no other stockholders vote in favor of it. The IESA subsidiary is not contractually obligated to vote in favor of the merger, however, it has stated that it intends to vote in favor of the merger. This concentration of control could be disadvantageous to other stockholders whose interests differ from those of IESA.

Our affiliates retain considerable control over the Atari trademarks, and their oversight or exploitation of such trademarks could affect our business.

Atari Interactive, a wholly owned subsidiary of IESA, has granted us the right to use the Atari name for software video games in the United States, Canada, and Mexico until 2013. However, in addition to an initial upfront payment we made in 2003, we must pay a royalty equal to 1% of our net revenues during each of 2009 through 2013. We are subject to quality control oversight for our use of the Atari name. Any disputes over our performance under the trademark license agreement could materially affect our business. Furthermore, the use of the Atari mark by Atari Interactive or other subsidiaries of IESA could affect the reputation or value associated with the Atari mark, and therefore materially affect our business.

RISKS RELATED TO OUR COMMON STOCK

Our Common Stock has been delisted from the NASDAQ Global Market.

Effective May 9, 2008, our Common Stock was delisted from the NASDAQ Global Market because the total market value of our shares that were not owned by an affiliate (i.e., IESA) was less than $15 million. Since then, our Common Stock has been quoted on the Pink Sheets. One of the consequences of our Common Stock not being listed on the NASDAQ Global Market or a national stock exchange is that we are not subject to securities exchange rules regarding corporate governance and other matters. While we continue to maintain governance practices we adopted when we were subject to the rules of the NASDAQ Global Market, we are not required to do so. We have appealed the delisting of our Common Stock, but there is a strong likelihood that the delisting will not be reversed.

The price of our Common Stock is substantially affected by our Merger Agreement with IESA.

On March 5, 2008, we announced that we received a letter of intent from IESA expressing their nonbinding intent to enter into a transaction in which our shareholders, other than IESA and its subsidiaries, would receive $1.68 per share in cash with regard to their shares of our Common Stock. On April 30, 2008, we announced that we had entered into a Plan and Agreement of Merger with IESA under which our shareholders, other than IESA and its subsidiaries, would receive $1.68 per share in cash with regard to their shares of our stock. Since March 5, 2008, the price of our shares has ranged between $1.68 and $1.43. It is likely that the price of our shares during that period has been influenced by the announced transaction with IESA, and that price may not reflect what the price of our shares would have been in the absence of the proposed IESA transaction.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table contains the detail of the square footage of our leased properties by geographic location as of March 31, 2008:

	North
	America	Europe	Total

New York	35,000	—	35,000
California	20,476	—	20,476
Washington	65,500	—	65,500
Newcastle, UK	—	14,576	14,576

Total	120,976	14,576	135,552

New York.  In fiscal 2008, our principal offices were located in approximately 70,000 square feet of office space at 417 Fifth Avenue in New York City. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. In August 2007, we agreed to surrender, effective December 31, 2007, one-half of the square feet of the space we are leasing. During fiscal 2008, we also leased corporate residences in the greater New York City area for use by our executive officers, directors, and consultants. All such leases have expired.

California.  During a portion of fiscal 2008, we leased approximately 16,460 square feet of office space in Newport Beach, California for use by Shiny, an internal development studio which was sold in September 2006 (see Development). This lease had been subleased to the purchaser of Shiny; the lease expired in August 2007. Since December 2006, we have leased approximately 4,016 square feet of office space in Santa Clara, California, which expires in December 2009. A portion of the rent is being billed back to IESA.

Washington.  During fiscal 2008, we leased approximately 65,500 square feet of office space in Bothell, Washington, under a lease which expired in May 2008.

Massachusetts.  For a portion of fiscal 2008, we subleased a portion of the 53,184 square feet of the office space leased by Atari Interactive in Beverly, Massachusetts. Our sublease expired in June 2007.

Europe.  In Newcastle upon Tyne, United Kingdom, we lease 14,576 square feet of office space, that was occupied by our formerly wholly-owned Reflections studio, which was sold in August 2006. This lease expires in August 2011. The purchaser of Reflections currently subleases this space from us in a sublease which expires in September 2008.

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

Ernst & Young, Inc. v. Atari, Inc.

On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada. Atari Inc.’s answer and counterclaim was filed in August of 2006 and Atari, Inc. initiated discovery against Ernst & Young at the same time. The parties are currently in settlement discussions.

Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.

On October 26, 2006 Research in Motion Limited (“RIM”) filed a claim against Atari, Inc. and Atari Interactive, Inc. in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout (together “Breakout”) in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems. Breakout and Super Breakout are games owned by Atari Interactive, Inc. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law. In August 2007, the Court ruled against Atari’s December 2006 motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. Each party will now be required to deliver an affidavit of documents specifying all documents in their possession, power and control relevant to the issues in the Ontario action. Following the exchange of documents, examinations for discovery will be scheduled.

Stanley v. IESA, Atari, Inc. and Atari, Inc. Board of Directors

On April 18, 2008, Christian M. Stanley, a purported stockholder of Atari (“Plaintiff”), filed a Verified Class Action Complaint against us, certain of our directors and former directors, and Infogrames, in the Delaware Court of Chancery. In summary, the complaint alleges that our directors breached their fiduciary duties to our unaffiliated stockholders by entering into an agreement that allows Infogrames to acquire the outstanding shares of our common stock at an unfairly low price. An Amended Complaint was filed on May 20, 2008, updating the allegations of the initial complaint to challenge certain provisions of the definitive merger agreement. On the same day, Plaintiff filed motions to expedite the suit and to preliminarily enjoin the merger. Plaintiff filed a Second Amended Complaint on June 30, 2008, further amending the complaint to challenge the adequacy of the disclosures contained in the Preliminary Proxy Statement on Form PREM 14A submitted in support of the proposed merger and asserting a claim against us and Infogrames for aiding and abetting the directors’ and former directors’ breach of their fiduciary duties.

The Plaintiff alleges that the $1.68 per share offering price represents no premium over the closing price of our stock on March 5, 2008, the last day of trading before we announced the proposed merger transaction. Plaintiff alleges that in light of Infogrames’ approximately 51.6% ownership of us, our unaffiliated stockholders have no voice in deciding whether to accept the proposed merger transaction, and Plaintiff challenges certain of the “no shop” and termination fee provisions of the merger agreement. Plaintiff claims that the named directors are engaging in self-dealing and acting in furtherance of their own interests at the expense of those of our unaffiliated stockholders. Plaintiff also alleges that the disclosures in the Preliminary Proxy are deficient in that they fail to disclose material financial information and the information presented to and considered by the Board and its advisors. Plaintiff asks the court to enjoin the proposed merger transaction, or alternatively, to rescind it in the event that it is consummated. In addition, Plaintiff seeks damages suffered as a result of the directors’ alleged violation of their fiduciary duties. The parties have agreed to expedited proceedings contemplating a hearing in mid-August on Plaintiff’s motion for a preliminary injunction.

We believe the suit to be entirely without merit and intend to oppose the action vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Until May 8, 2008, our Common Stock was quoted on the NASDAQ Global Market under the symbol “ATAR.” Since May 9, 2008, it has been quoted on the Pink Sheets under the symbol “ATAR.PK.” The high and low sale prices for our Common Stock as reported by the NASDAQ Global Market for the fiscal years ended March 31, 2007 and March 31, 2008 (adjusted to give effect to a one-for-ten reverse stock split that was effective on January 3, 2007) are summarized below.

	High	Low

Fiscal 2007
First Quarter	$9.70	$4.70
Second Quarter	$7.90	$4.75
Third Quarter	$6.00	$4.60
Fourth Quarter	$6.50	$2.94
Fiscal 2008
First Quarter	$4.11	$2.67
Second Quarter	$2.97	$1.96
Third Quarter	$3.09	$1.25
Fourth Quarter	$1.81	$0.86

On June 27, 2008, the last sale price of our Common Stock reported on the Pink Sheets was $1.64. On March 4, 2008, the last trading day before we announced a letter of intent regarding our being acquired by IESA in a transaction in which our shareholders other than IESA and its subsidiaries would receive $1.68 per share in cash, the last sale price of our Common Stock reported on the NASDAQ Global Market was $1.68. On April 29, 2008, the last trading day before we announced that we had entered into a Plan and Agreement of Merger under which we would become a wholly-owned subsidiary of IESA and our stockholders other than IESA and its subsidiaries would receive $1.68 per share in cash, the last sale price of our Common Stock reported on the NASDAQ Global Market was $1.58. As of June 27, 2008, there were approximately 362 record owners of our Common Stock.

We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. We have not paid any cash dividends nor do we anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, the payment of cash dividends may be limited by financing agreements entered into by us.

Performance Graph

The following graph compares total shareholder return for the company at March 31, 2008 to the RDG Technology Composite, the NASDAQ Composite index and a peer group consisting of Electronic Arts Inc., Activision, Inc., THQ, Inc., TakeTwo Interactive Software, Inc., and Midway Games, Inc. We selected the RDG Technology Composite because it is a broad based index that includes companies with product mixes similar to ours (although it also includes companies with very different product offerings). We selected companies for inclusion in what we view as a peer group because they have offer products similar to those we offer. The graph assumes an investment of $100 on March 31, 2003.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Atari, Inc., The NASDAQ Composite Index,
The RDG Technology Composite Index And A Peer Group

*	$100 invested on 3/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	Comparative Total Return Analysis
	2003	2004	2005	2006	2007	2008
Atari, Inc.	100.00	191.57	177.53	35.96	18.60	8.15

NASDAQ Composite	100.00	151.41	152.88	181.51	190.24	177.63

RDG Technology Composite	100.00	144.19	138.29	160.94	171.12	169.78

Peer Group	100.00	186.50	191.05	202.86	206.74	218.75

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III — Item 12. Security Ownership of Certain Beneficial Owners and Management.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchases.

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial information which the years ended March 31, 2004, 2005, 2006, 2007, and 2008, is derived from our audited consolidated financial statements.

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

	Years Ended March 31,
	2004	2005(1)	2006(1)(2)	2007(1)(2)(3)	2008(1)

Statement of Operations Data:
Net revenues	$465,639	$343,837	$206,796	$122,285	$80,131
Operating income (loss)	20,840	(23,970)	(62,977)	(77,644)	(21,862)
Income (loss) from continuing operations	13,606	(14,855)	(63,375)	(66,586)	(23,334)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax provision of $0, $9,352, $7,559, and $0 respectively	(12,840)	20,547	(5,611)	(3,125)	(312)
Net income (loss)	766	5,692	(68,986)	(69,711)	(23,646)
Dividend to parent	(39,351)	—	—	—	—
Income (loss) attributable to common stockholders	$(38,585)	$5,692	$(68,986)	$(69,711)	$(23,646)
Basic and diluted income (loss) per share attributable to common stockholders(4):
Income (loss) from continuing operations	$1.40	$(1.22)	$(4.93)	$(4.94)	$(1.73)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(1.32)	1.69	(0.43)	(0.23)	(0.02)

Net income (loss)	0.08	0.47	(5.36)	(5.17)	(1.75)
Dividend to parent	(4.06)	—	—	—	—

Income (loss) attributable to common stockholders	$(3.98)	$0.47	$(5.36)	$(5.17)	$(1.75)

Basic weighted average shares outstanding(4)	9,699	12,128	12,863	13,477	13,478
Diluted weighted average shares outstanding(4)	9,699	12,159	12,863	13,477	13,478

(1)	During fiscal 2005, 2006, 2007, and 2008, we recorded restructuring expenses of $4.9 million, $8.9 million, $0.7 million and $6.5 million, respectively.

(2)	During fiscal 2006, we recorded a gain on sale of intellectual property of $6.2 million and in fiscal 2007, we recorded a gain on sale of intellectual property of $9.0 million and a gain on sale of development studio assets of $0.9 million. Additionally, in fiscal 2007 the gain on sale of Reflections of $11.5 million is included as a reduction of the loss from discontinued operations.

(3)	During fiscal 2007, we recorded an impairment loss on our goodwill of $54.1 million, which is included in the loss from continuing operations.

(4)	Reflects the one-for-ten reverse stock split effected on January 3, 2007. All periods have been restated retroactively to reflect the reverse stock split.

	March 31,
	2004	2005	2006	2007	2008

Balance Sheet Data:
Cash	$8,858	$9,988	$14,948	$7,603	$11,087
Working capital (deficiency)	25,844	34,467	(2,996)	1,213	(12,796)
Total assets	193,956	190,039	143,670	42,819	33,433
Total debt	—	—	—	—	14,000
Stockholders’ equity (deficiency)	115,063	120,667	73,212	3,094	(20,412)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During fiscal 2007, we sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations. During 2007, we raised approximately $35.0 million through the sale of the rights to the Driver games and certain other intellectual property, and the sale of our Reflections Interactive Ltd (“Reflections”) and Shiny Entertainment (“Shiny”) studios. By the end of fiscal 2007, we did not own any development studios.

The reduction in our development activities has significantly reduced the number of games we publish. During fiscal 2008, our revenues from publishing activities were $69.8 million, compared with $104.7 million during fiscal 2007.

For the year ended March 31, 2007, we had an operating loss of $77.6 million, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. For the year ended March 31, 2008, we incurred an operating loss of approximately $21.9 million. We have taken significant steps to reduce our costs such as our May 2007 and November 2007 workforce reduction of approximately 20% and 30%, respectively. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 were even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 were focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs.

The following series of events and transactions which have occurred since September 30, 2007, have caused or are part of our current restructuring initiatives intended to allow us to devote more resources to focusing on our distribution business strategy, provide liquidity, and to mitigate our future cash requirements (for further description see Note 1 in our financial statement footnotes included in this Annual Report):

•	Guggenheim Corporate Funding LLC Covenant Default;

•	Removal of the Atari, Inc. Board of Directors;

•	Transfer of the Guggenheim credit facility to BlueBay High Yield Investments (Luxembourg) S.A.R.L.;

•	Test Drive Intellectual Property License;

•	Overhead Reduction;

•	Global Memorandum of Understanding;

•	Short Form Distribution Agreement;

•	Termination and Transfer of Assets Agreement;

•	QA Services Agreement;

•	Intercompany Services Agreement;

•	Agreement and Plan of Merger;

•	Credit Agreement; and

•	Waiver, Consent and Fourth Amendment.

Although, the above transactions provided cash financing that should meet our need through our fiscal 2009 second quarter (the quarter ending September 30, 2008), management continues to pursue other options to meet our working capital cash requirements but there is no guarantee that we will be able to do so if the proposed transaction in which IESA would acquire us is not completed.

Historically, we have relied on IESA to provide limited financial support to us, through loans or, in recent years, through purchases of assets. However, IESA has its own financial needs, and its ability to fund its subsidiaries’ operations, including ours, is limited. Therefore, there can be no assurance we will ultimately receive any funding from IESA, if the proposed transaction in which IESA would acquire us is not completed.

The uncertainty caused by these above conditions raises substantial doubt about our ability to continue as a going concern, unless the proposed transaction in which IESA would acquire us is completed promptly. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We continue to explore various alternatives to improve our financial position and secure sources of financing which could include forming both operational and financial strategic partnerships, entering into new arrangements to license intellectual property, and selling, licensing or sub-licensing selected owned intellectual property and licensed rights. We continue to examine the reduction of working capital requirements to further conserve cash and may need to take additional actions in the near-term, which may include additional personnel reductions.

The above actions may or may not prove to be consistent with our long-term strategic objectives, which have been shifted in the last fiscal year, as we have discontinued our internal and external development activities. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.

Business and Operating Segments

We are a global publisher of video game software for gaming enthusiasts and the mass-market audience, and a distributor of video game software in North America.

We publish and distribute (both retail and digital) games for all platforms, including Sony PlayStation 2, PlayStation 3, and PSP; Nintendo, DS, and Wii; Microsoft Xbox and Xbox 360; and personal computers, referred to as PCs. We also publish and sublicense games for the wireless, internet (casual games, MMOGs), and other evolving platforms. Our diverse portfolio of products extends across most major video game genres, including action, adventure, strategy, role-playing, and racing. Our products are based on intellectual properties that we have created internally and own or that have been licensed to us by third parties. During fiscal 2007 we sold our remaining internal development studios and during fiscal 2008, we stopped financing development of games by independent developers which we would publish and distribute. Through our relationship with IESA, our products are distributed exclusively by IESA throughout Europe, Asia and other regions. Through our distribution agreement with IESA, we publish and sublicense in North America games owned or licensed by IESA or its subsidiaries, including Atari Interactive. In 2009, we plan to increase our focus on North American publishing and distribution of IESA product.

In addition to our publishing, we also distribute video game software in North America for titles developed by third-party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain distribution operations and systems that reach in excess of 30,000 retail outlets nationwide. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ’R’ Us; and specialty stores such as GameStop. Our sales to key customers GameStop, Wal-Mart, and Best Buy accounted for approximately 26.8%, 19.8%, and 11.9%, respectively, of net revenues (excluding international royalty, licensing, and other income) for the year ended March 31, 2008. No other customers had sales in excess of 10% of net product revenues. Additionally, our games are made available through various internet, online, and wireless networks.

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

We suffered large operating losses during fiscal 2006, 2007 and 2008. To fund these losses, we sold assets, including intellectual property rights related to game franchises that had generated substantial revenues for us and including our development studios. During 2008, we granted IESA an exclusive license with regard to the Test Drive franchise in consideration for a $5 million related party advance which shall accrue interest at a yearly rate of 15% throughout the term. We do not have significant additional assets we could sell, if we are going to continue to engage in our current activities. However, we have both short and long term need for funds. As of March 31, 2008, our only credit line was our $14.0 million Bluebay Credit Facility and it was fully drawn. In connection with the Merger Agreement with IESA, we obtained a $20 million interim credit line granted from IESA, which will terminate when the merger takes place or when the Merger Agreement terminates without the merger taking place. At June 12, 2008, we had borrowed $6.0 million under the IESA credit line. The funds available under the two credit lines may not be sufficient to enable us to meet anticipated seasonal cash needs if the merger does not take place before the fall 2008 holiday season inventory buildup. Management continues to pursue other options to meet the cash requirements for funding to meet our working capital cash requirements but there is no guarantee that we will be able to do so.

The “Atari” name, which we do not own, but license from an IESA subsidiary, has been an important part of our branding strategy, and we believe it provides us with an important competitive advantage in dealing with video game developers and in distributing products. Further, our management at times worked on a strategic plan to replace part of the revenues we lost in recent years by expanding into new emerging aspects of the video game industry, including casual games, on-line sites, and digital downloading. Among other things, we have considered licensing the “Atari” name for use in products other than video games. However, our ability to do at least some of those things would require expansion and extension of our rights to use and sublicense others to use the “Atari” name. IESA has indicated a reluctance to expand our rights with regard to the “Atari” name.

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

For the years ended March 31, 2007 and 2008, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $22.7 million and $15.7 million, respectively. As of March 31, 2007 and March 31, 2008, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $14.1 million and $1.9 million, respectively.

Inventories

We write down our inventories for estimated slow-moving or obsolete inventories by the amount equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the years ended March 31, 2007 and 2008 we recorded obsolescence expense of approximately $2.5 million and $1.5 million, respectively.

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

Atari Trademark License

In connection with a recapitalization completed in fiscal 2004, Atari Interactive, a wholly-owned subsidiary of IESA, extended the term of the license under which we use the Atari trademark to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair value of the shares issued, which was expensed monthly until it became fully expensed in the first quarter of fiscal 2007 ($8.5 million plus estimated royalty of 1% for years six through ten). The monthly expense was based on the total estimated cost to be incurred by us over the ten-year license period; upon the full expensing of the deferred charge, this expense is being recorded as a deferred liability owed to Atari Interactive, to be paid beginning in year six of the license.

Test Drive Intellectual Property License

On November 8, 2007, we entered into two separate license agreements with IESA pursuant to which we granted IESA the exclusive right and license, under its trademark and intellectual and property rights, to create, develop, distribute and otherwise exploit licensed products derived from the Test Drive Franchise for a term of seven years. IESA paid us a non-refundable advance, fully recoupable against royalties to be paid under each of the TDU Agreements, of (i) $4 million under the Trademark Agreement and (ii) $1 million under the IP Agreement, both advances accrue interest at a yearly rate of 15% throughout the term of the applicable agreement. As of March 31, 2008, the balance of this related party license advance is approximately $5.3 million of which $0.3 million relates to accrued interest.

Results of Operations

Year ended March 31, 2007 versus year ended March 31, 2008

Consolidated Statement of Operations (dollars in thousands):

	Year	% of	Year	% of
	Ended	Net	Ended	Net
	March 31,	Revenues	March 31,	Revenues	(Decrease)/Increase
	2007		2008		$	%

Net revenues	$122,285	100.0%	$80,131	100.0%	(42,154)	(34.5)%
Costs and expenses:
Cost of goods sold	72,629	59.4%	40,989	51.2%	(31,640)	(43.6)%
Research and product development expenses	30,077	24.6%	13,599	17.0%	(16,478)	(54.8)%
Selling and distribution expenses	25,296	20.7%	19,411	24.2%	(5,885)	(23.3)%
General and administrative expenses	21,788	17.8%	17,672	22.0%	(4,116)	(18.9)%
Restructuring expenses	709	0.6%	6,541	8.2%	5,832	822.0%
Impairment of goodwill	54,129	44.3%	—	0.0%	(54,129)	(100.0)%
Gain on sale of intellectual property	(9,000)	(7.4)%	—	0.0%	9,000	(100.0)%
Gain on sale of development studio assets	(885)	(0.7)%	—	0.0%	885	(100.0)%
Atari trademark license expense	2,218	1.8%	2,218	2.7%	—	0.0%
Depreciation and amortization	2,968	2.4%	1,563	2.0%	(1,405)	(47.3)%

Total costs and expenses	199,929	163.5%	101,993	127.3%	(97,936)	(48.9)%

Operating loss	(77,644)	(63.5)%	(21,862)	(27.3)%	55,782	71.8%
Interest income (expense), net	301	0.2%	(1,452)	(1.8)%	(1,753)	(582.4)%
Other income	77	0.1%	53	0.0%	(24)	(31.2)%

Loss before (benefit from) provision for income taxes	(77,266)	(63.2)%	(23,261)	(29.1)%	54,005	(69.8)%
(Benefit from) provision for income taxes	(10,680)	(8.8)%	73	(0.1)%	(10,607)	(99.3)%

Loss from continuing operations	(66,586)	(54.4)%	(23,334)	(29.2)%	43,252	(64.9)%
Loss from discontinued operations of Reflections Interactive Ltd, net of tax provision of $7,559 and $0, respectively	(3,125)	(2.6)%	(312)	(0.4)%	(2,813)	(90.0)%

Net loss	$(69,711)	(57.0)%	$(23,646)	(29.6)%	$46,065	(66.0)%

Net Revenues

Net revenues by segment for the years ended March 31, 2007 and 2008 are as follows (in thousands):

	Years Ended March 31,		(Decrease)
	2007	2008

Publishing	$104,650	$69,755	$(34,895)
Distribution	17,635	10,376	(7,259)

Total	$122,285	$80,131	$(42,154)

The platform mix for the years ended March 31, 2007 and 2008 for net publishing revenues from product sales is as follows:

	Publishing Platform Mix
	2007	2008

PlayStation 2	35.5%	33.2%
PC	27.2%	28.3%
Xbox 360	12.1%	0.8%
Nintendo Wii	8.4%	18.6%
PlayStation Portable	7.6%	11.9%
Game Boy Advance	3.9%	0.0%
Plug and Play	2.8%	0.0%
Nintendo DS	2.0%	6.8%
Xbox	0.3%	0.4%
Game Cube	0.2%	0.0%

Total	100.0%	100.0%

As anticipated our overall revenue was down from $122.3 million to $80.1 million. This decrease is primarily driven by fewer new releases in our publishing business due to cash restrictions and our elimination of our internal studios. The year over year comparison includes the following trends:

•	Net publishing product sales for the fiscal 2008 year end were driven by new releases of Dragon Ball Z Tenkaichi 3 (Wii and PS2), Godzilla Unleashed (Wii, PS2, and DS), Jenga (Wii and DS) and The Witcher (PC). These titles comprised approximately 50.7% of our net publishing product sales. Fiscal 2007 sales were driven by the new releases of Test Drive Unlimited (Xbox 360), Neverwinter Nights 2 (PC) and DragonBall Z Tenkaichi 2 (PS2 and Wii).

•	International royalty income decreased by $2.6 million as fiscal 2008 had few releases which sold internationally as compared to the prior period which contained the majority of its income from the release of Test Drive Unlimited in September 2006.

•	The year ended March 31, 2008 contains a one-time license payment of $4.0 million related to the sale of Hasbro, Inc. publishing and licensing rights which IESA sold back to Hasbro in July 2007. We anticipate the sale of these rights will reduce the amount of immediate license opportunities we have.

•	The overall average unit sales price (“ASP”) of the publishing business increased from $20.80 in the prior comparable year versus $22.08 in the current year as the current period contained a larger percentage of higher priced next generation console releases.

Total distribution net revenues for the year ended March 31, 2008 decreased by 41.2% from the prior comparable period due to the overall decrease in product sales of third party publishers as a result of management’s decision to reduce our third party distribution operations in efforts to move away from lower margin products in fiscal 2006. Due to our financial constraints related to fully funding our product development program, we will attempt to increase our focus on higher-margin distribution in the future.

Cost of Goods Sold

Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the year ended March 31, 2008 decreased by 43.6%. As a percentage of net revenues, cost of goods sold decreased from 59.4% to 51.2% due to the following:

•	a lower mix of higher cost third-party distributed product sales as a percentage of net revenues (12.9% in fiscal 2008 compared with 14.4% in fiscal 2007), and

•	a higher average sales price on our publishing products in the current period driven by new release sales on next generation hardware, offset by

•	an additional $1.2 million royalty reserve related to the FUNimation dispute.

We expect our cost of goods sold to increase in the future as our reliance on IESA product grows as their product carries a higher distribution cost as compared to our current product mix.

Research and Product Development Expenses

Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third party developers on products that are currently in development and billings from related party developers. We expect to increase the use of external developers as we have sold all of our internal development studios. By leveraging external developers, we anticipate improvements in liquidity as we will no longer carry fixed studio overhead to support our development efforts. However, due to our cash constraints we have not been able to fully fund our development efforts. These expenses for the year ended March 31, 2008 decreased approximately 54.8%, due primarily to:

•	decreased spending of $7.1 million at our related party development studios as we had nominal spend in development at related party studios, and

•	decreased salaries and other overhead of $6.9 million as we no longer own internal development studios, offset by

•	a write-off of licenses which will no longer be exploited of approximately $2.0 million, and

•	increased spending of $1.1 million for projects with external developers, as we completed certain development projects.

Selling and Distribution Expenses

Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the year ended March 31, 2008, selling and distribution expenses decreased $5.9 million or approximately 23.3%, due to:

•	decreased spending on advertising of $2.7 million, and

•	savings in salaries and related overhead costs due to reduced headcount resulting from studio closure and personnel reductions, offset by

•	an additional $1.6 million expense related to minimum advertising commitment shortfalls to be paid to FUNimation.

General and Administrative Expenses

General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. As a percentage of net revenues, these expenses decreased to 22.0% due to the decreased sales volume in the year ended March 31, 2008. During the year ended March 31, 2008, general and administrative expenses decreased by $4.1 million. Trends within general and administrative expenses related to the following:

•	a reduction in salaries and other overhead costs of $2.4 million due to studio closures and other personnel reductions.

Restructuring Expenses

In the first quarter of fiscal 2008, management announced a plan to reduce our total workforce by 20%, primarily in general and administrative functions. This restructuring resulted in restructuring charges of approximately $0.8 million. The first two quarters of fiscal 2007 contains $0.3 million of additional restructuring expense from the fiscal 2006 restructuring plan.

During the third quarter of fiscal 2008, the Board of Directors announced a further reduction of our total workforce totaling an additional 30% primarily in the production and general and administrative functions. This resulted in a charge of approximately $5.5 million for the remainder of fiscal 2008 of which $1.2 million related to severance arrangements. The remaining charge relates to restructuring consulting and legal fees.

Gain on Sale of Intellectual Property

In the fiscal 2007 first quarter, we sold the Stuntman intellectual property to a third party for $9.0 million, which was recorded as a gain. No such gain was recorded in the current period.

Gain on Sale of Development Studio Assets

During the year ended March 31, 2007, we sold certain development studio assets of Shiny to a third party for a gain of $0.9 million. The gain represents the proceeds of $1.8 million (of which $0.2 million is held in escrow for nine months), less the net book value of the development studio assets sold of $0.9 million.

Depreciation and Amortization

Depreciation and amortization for the year ended March 31, 2008 decreased 47.3% due to:

•	savings in depreciation related to the closure of offices and reduction of staffing and associated overhead.

Interest Income (Expense), net

Interest income (expense), net, decreased from income of $0.3 million to expense of $1.5 million. The increase in expense relates to our use and outstanding borrowings through-out the period of our credit facilities. In fiscal 2007, we borrowed and repaid approximately $15.0 million from our credit facilities and had no outstanding balance as of March 31, 2007. As of March 31, 2008, we have approximately $14.0 million outstanding of which the majority has been outstanding since October 2007.

(Benefit from) Provision for Income Taxes

During the year ended March 31, 2007, a $4.2 million benefit from income taxes primarily results from a noncash tax benefit of $4.7 million, which offsets a noncash tax provision of the same amount included in loss from discontinued operations, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, which states that all items should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. The recording of a benefit is appropriate in this instance, under the guidance of Paragraph 140, because such domestic loss offsets the domestic gain generated in discontinued operations. The effect of this transaction on net loss for fiscal 2007 is zero, and it does not result in the receipt or payment of any cash. This noncash tax benefit is offset by $0.5 million of deferred tax liability recorded due to a temporary difference that arose from a difference in the book and tax basis of goodwill.

During the year ended March 31, 2008, we recorded $0.1 million of tax expense due to certain state and local minimum income tax requirements.

(Loss) from Discontinued Operations of Reflections Interactive Ltd., net of tax

(Loss) from discontinued operations of Reflections Interactive Ltd. decreased $2.8 million from $3.1 million during the year ended March 31, 2007 to $0.3 million in fiscal 2008, which relates to remaining lease costs. The fiscal 2007 gain was driven by the gain of sale of Reflections of $11.4 million (sold in August 2006) offset by the operating costs of the Reflections studio of $6.6 million and a tax provision associated with discontinued operations of $4.7 million, recorded in accordance with FASB Statement No, 109, “Accounting for Income Taxes,” paragraph 140, and offset by a tax benefit of an equal amount in continuing operations (see Benefit from Income Taxes above).

Liquidity and Capital Resource

Overview

A need for increased investment in development and increased need to spend advertising dollars to support product launches, caused in part by “hit-driven” consumer taste, have created a significant increase in the amount of financing required to sustain operations, while negatively impacting margins. Further, our business continues to be more seasonal, which creates a need for significant financing to fund manufacturing activities for our working capital requirements. Our Bluebay Credit Facility is limited to $14.0 million and is fully drawn. Further, at March 31, 2008, the lender had the right to cancel the credit facility as we failed to meet financial and other covenants, the violation of which was waived on April 30, 2008. On April 30, 2008, we obtained a $20 million interim credit line granted by IESA when we entered into the Merger Agreement relating to its acquisition of us, which will terminate when the merger takes place or when the Merger Agreement terminates without the merger taking place. As of June 12, 2008, we continue to have $14.0 million outstanding under the Bluebay credit line and have borrowed approximately $6.0 million from the IESA credit line. The funds available under the two credit lines may not be sufficient to enable us to meet anticipated seasonal cash needs if IESA does not acquire us before the fall 2008 holiday season inventory buildup. Historically, IESA has sometimes provided funds we needed for our operations, but it is not certain that it will be able, or willing to provide the funding we will need for our working capital requirements if IESA does not acquire us.

Because of our funding difficulties, we have sharply reduced our expenditures for research and product development. During the year ended March 31, 2008, our expenditures on research and product development decreased by 54.8%, to $13.6 million, compared with $30.1 million in fiscal 2007. This will reduce the flow of new games that will be available to us in fiscal 2009, and possibly after that. Our lack of financial resources to fund a full product development program has led us to focus on distribution and acquisition of finished goods. As such, we have exited all internal development activities and have stopped investing in development by independent developers.

During fiscal 2007, we raised approximately $35.0 million through the sale of certain intellectual property and the divestiture of our internal development studios. In May 2007, we announced a plan to reduce our total workforce by approximately 20% as a cost cutting initiative. Further in November 2007, we announced a plan to reduce our total workforce by an additional 30%. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include additional personnel reductions and suspension of additional development projects. However, these steps may not fully resolve the problems with our financial position. Also, lack of funds will make it difficult for us to undertake a strategic plan to generate new sources of revenues and otherwise enable us to attain long-term strategic objectives. Management continues to pursue other options to meet our working capital cash requirements but there is no guarantee that we will be able to do so.

Cash Flows

	March 31,	March 31,
	2007	2008
	(in thousands)

Cash	$7,603	$11,087
Working capital (deficit)	$1,213	$(12,796)

	Year Ended	Year Ended
	March 31,	March 31,
	2007	2008
	(in thousands)

Cash (used in) operating activities	$(36,939)	$(15,908)
Cash provided by investing activities	29,757	452
Cash (used in) provided by financing activities	(216)	18,928
Effect of exchange rates on cash	53	12

Net (decrease) increase in cash	$(7,345)	$3,484

During the year ended March 31, 2008, our operations used cash of approximately $15.9 million to support our net loss of $23.6 million for the period. During the year ended March 31, 2007, our operations used cash of approximately $36.9 million driven by the net loss of $69.7 million for the period, compounded by increased payments of trade payables and royalties payable and timing of accounts receivable collections.

During the year ended March 31, 2008, cash provided by investing activities of $0.5 million was due to a refund from our New York office security deposit of $0.9 million offset by purchases of property and equipment. During the year ended March 31, 2007, investing activities provided cash of $29.8 million due to several sale transactions completed during the period:

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

During the year ended March 31, 2007 and 2008, our financing activities provided cash primarily from borrowings from our credit facilities. During the year ended March 31, 2008, we also received $5.0 million in cash proceeds from the related party license advance. During fiscal 2007, we paid down all outstanding borrowings and had no outstanding balance at March 31, 2007.

Our Senior Credit Facility with BlueBay matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year. In connection with the Global Memorandum of Understanding regarding our relationship with IESA, which we entered into on December 4, 2007, we signed a Waiver Consent and Third Amendment to the Credit Facility in which BlueBay raised the maximum borrowings of the Senior Credit Facility to $14.0 million.

The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need for our working capital needs. Further, the Senior Credit Facility may be terminated if we do not comply with financial and other covenants.

As of March 31, 2008, we were in violation of our covenants. In conjunction with the Merger Agreement, we entered into a Waiver, Consent and Fourth Amendment to our BlueBay Credit Facility under which, among other things, (i) BlueBay agreed to waive our non-compliance with certain representations and covenants under the Credit Agreement, (ii) BlueBay agreed to consent to us entering into the a credit facility with IESA, (iii) BlueBay agreed to provide us consent in entering into the Merger Agreement with IESA, and (iv) BlueBay and we agreed to certain amendments to the Existing Credit Facility.

Management continues to pursue other options to meet the cash requirements for funding our working capital cash requirements but there is no guarantee that we will be able to do so.

Our outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of our business and the timing of new product releases. There were no significant changes in the credit terms with customers during the twelve month period ended on March 31, 2008.

Due to our reduced product releases, our business has become increasingly seasonal. This increased seasonality has put significant pressure on our liquidity prior to our holiday season as financing requirements to build inventory are high. During fiscal 2007, our third quarter (which includes the holiday season) represented approximately 38.7% of our net revenues for the entire year. In fiscal 2008, our third quarter represented approximately 51.3% of our net revenues for the year.

We do not currently have any material commitments with respect to any capital expenditures. However, we do have commitments to pay royalty and license advances, milestone payments, and operating and capital lease obligations.

Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our receivables as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” as noted in this Annual Report.

We are also party to various litigations arising in the normal course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.

Selected Balance Sheet Accounts

Accounts Receivable, net

Accounts receivable, net, decreased by $5.9 million from $6.5 million at March 31, 2007 to $0.6 million at March 31, 2008, driven by fewer new releases and the timing of our release schedule and retail payment terms.

Inventories, net

Inventories, net, decreased by $4.5 million from $8.8 million at March 31, 2007 to $4.3 million at March 31, 2008, driven by an overall decrease in the distribution business as well as fewer planned new releases.

Due from Related Parties/Due to Related Parties

Due from related parties decreased by $0.9 million and due to related parties decreased by $4.5 million from March 31, 2007 to March 31, 2008 driven by balances between parties being settled by netting during the year.

Prepaid and other current asset

Prepaid and other current assets decreased approximately $2.0 million from March 31, 2007 to March 31, 2008 primarily from the amortization of licenses at the licensor’s royalty rate over unit sales. This decrease is primarily due to the write-off of licenses which we will no longer exploit and have been charged to research and development expense during the year ended March 31, 2008.

Accounts Payable

Accounts payable decreased by $5.6 million from March 31, 2007 to March 31, 2008. The decreases were driven by an overall decrease in the distribution business, a lower volume of transactions in the current period, and fewer planned unit sales which resulted in lower total manufacturing liabilities.

Long-term liabilities and Property and Equipment

Long-term liabilities and property and equipment increased during the year ended March 31, 2008 approximately $3.7 million and $2.1 million, respectively, primarily due to the capitalization of assets and deferred effect of landlord contributions related to our corporate headquarters located at 417 5th Avenue, New York, New York.

NASDAQ Delisting Notice

On December 21, 2007, we received a notice from NASDAQ advising that in accordance with NASDAQ Marketplace Rule 4450(e)(1), we had 90 calendar days, or until March 20, 2008, to regain compliance with the minimum market value of our publicly held shares required for continued listing on the NASDAQ Global Market, as set forth in NASDAQ Marketplace Rule 4450(b)(3). We received this notice because the market value of our publicly held shares (which is calculated by reference to our total shares outstanding, less any shares held by officers, directors or beneficial owners of 10% or more) was less than $15.0 million for 30 consecutive business days prior to December 21, 2007.

On March 24, 2008, we received a NASDAQ Staff Determination Letter from the NASDAQ Listing Qualifications Department stating that we had failed to regain compliance with the Rule during the required period, and that the NASDAQ Staff had therefore determined that our securities were subject to delisting, with trading in our securities to be suspended on April 2, 2008 unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).

On March 27, 2008, we requested a hearing, which stayed the suspension of trading and delisting until the Panel issued a decision following the hearing. The hearing was held on May 1, 2008.

On May 7, 2008, we received a letter from The NASDAQ Stock Market advising us that the Panel had determined to delist our securities from The NASDAQ Stock Market, and had suspended trading in our securities effective with the open of business on Friday, May 9, 2008. We have to request that the NASDAQ Listing and Hearing Review Council review the Panel’s decision. Requesting a review does not by itself stay the trading suspension action.

Following the delisting of our securities, our Common Stock beginning trading on the Pink Sheets®, a real-time quotation service maintained by Pink Sheets LLC.

Credit Facilities

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

The credit facility included provisions for a possible term loan facility and an increased revolving credit facility line in the future. The credit facility also contained financial covenants that required us to maintain enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of June 30, 2007, we were not in compliance with all financial covenants. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate availability under the revolving line of credit to $3.0 million.

On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay which created a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, and bears interest at the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On December 4, 2007, under the Waiver Consent and Third Amendment to the Credit Facility, as part of entering the Global Memorandum of Understanding, BlueBay raised the maximum borrowings of the Senior Credit Facility to $14.0 million. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need. As of March 31, 2008, we were in violation of our weekly cash flow covenants (see Waiver, Consent and Fourth Amendment below). Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding our working capital cash requirements but there is no guarantee that we will be able to do so.

As of March 31, 2008, we have drawn the full $14.0 million on the Senior Credit Facility.

Waiver, Consent and Fourth Amendment

In conjunction with the Merger Agreement, we entered into a Waiver, Consent and Fourth Amendment to our BlueBay Credit Facility under which, among other things, (i) BlueBay agreed to waive our non-compliance with certain representations and covenants under the Credit Agreement, (ii) BlueBay agreed to consent to us entering into the a credit facility with IESA, (iii) BlueBay agreed to provide us consent in entering into the Merger Agreement with IESA, and (iv) BlueBay and us agreed to certain amendments to the Existing Credit Facility.

With the Fourth Amendment, as of April 30, 2008 and through June 24, 2008, we are in compliance with our BlueBay credit facility.

IESA Credit Agreement

On April 30, 2008, we entered into the IESA Credit Agreement under which IESA committed to provide up to an aggregate of $20 million in loan availability at an interest rate equal to the applicable LIBOR rate plus 7% per year, subject to the terms and conditions of the IESA Credit Agreement (the “New Financing Facility”). The New Financing Facility will terminate when we are acquired by IESA or when the Merger Agreement terminates without the transaction’s taking place. We will use borrowings under the New Financing Facility to fund our operational cash requirements during the period between the date of the Merger Agreement and the closing of the Merger. The obligations under the New Financing Facility are secured by second liens (Bluebay secured the first liens) on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment. We have agreed that we will make monthly prepayments on amounts borrowed under the New Financing Facility of our excess cash. We will not be able to reborrow any loan amounts paid back under the New Financing Facility other than loan amounts prepaid from excess cash. Also, we are required to deliver to IESA a budget, which is subject to approval by IESA in its commercially reasonable discretion, and which we must supplement from time to time.

Effect of Relationship with IESA on Liquidity

Without the New Financing Facility from IESA, we would not be able to finance our current operations. Even with that facility, we will probably not have the funds we will need for the holiday season inventory buildup if IESA does not acquire us before that buildup has to take place. The New Financing Facility will terminate if the Merger Agreement terminates without the transaction taking place. An IESA subsidiary owns 51% of our common stock. If votes in favor of the transaction, it will be approved. However, the IESA subsidiary is not contractually obligated to vote in favor of the transaction. Also see Item 1 for a discussion of our relationship with IESA, as well as our risk factors on page 13.

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

See Note 12 of our financial statements for the year-ended March 31, 2008, included in this Annual Report, regarding the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF Issue No 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our results of operations, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our carrying values of cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, assets and liabilities of discontinued operations, and amounts due to and from related parties are a reasonable approximation of their fair value.

Foreign Currency Exchange Rates

We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented $2.6 million of our revenue for the year ended March 31, 2008. We also purchase certain of our inventories from foreign developers and pay royalties primarily denominated in euros to IESA with regards to the sales of IESA products in North America. We do not hedge against foreign exchange rate fluctuations. Therefore, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. As of March 31, 2008, we did not have any net revenues earned by our foreign subsidiaries. These subsidiaries represented 1.3% of total assets; of these foreign assets, $0.6 million was associated with the Reflections development studio located outside the United States, which was sold in fiscal 2007. We also recorded approximately $0.3 million in operating expenses attributed to the foreign operations, of which $0.3 million related to remaining operations related to the closing of Reflections, which is included in (loss) from discontinued operations on our consolidated statements of operations. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements, and notes thereto, and our Financial Statement Schedule, are presented on pages F-1 through F-45 hereof as set forth below:

Page

ATARI, INC. AND SUBSIDIARIES
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of March 31, 2007 and March 31, 2008	F-3
Consolidated Statements of Operations for the Years Ended March 31, 2007, and 2008	F-4
Consolidated Statements of Cash Flows for the Years Ended March 31, 2007, and 2008	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended March 31, 2007, and 2008	F-7
Notes to the Consolidated Financial Statements	F-8 to F-45
FINANCIAL STATEMENT SCHEDULE
Schedule II — Valuation and Qualifying Accounts for the Years Ended March 31, 2007, and 2008	F-46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As described below under Management’s Report on Internal Control over Financial Reporting, we did not identify any material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2008. As a result, management has concluded that disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).

A material weakness is a control deficiency, or a combination of control deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that, we did maintain an effective internal control over financial reporting as of March 31, 2008, based on the criteria in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, management determined that, as of March 31, 2007, there were material weaknesses in our internal control over financial reporting relating to (i) income tax accounts and related disclosures (ii) preparation and review of financial information during our year-end closing process and (iii) controls over related party transactions. As reported in the Annual Report for fiscal 2007, we initiated a number of changes in its internal controls to remediate these material weaknesses. As of March 31, 2008, the following measures to remediate the control deficiencies have been implemented:

•	We implemented a formal communication procedure between us and IESA. This procedure provides a formal communication on a quarterly basis between IESA and us disclosing any transactions that may have an effect on our financial statements.

•	We continued to expand our outsourcing of income tax work and have centralized all work to one firm with both income tax and FASB 109 expertise.

Based on the implementation of the additional internal controls discussed above and the subsequent testing of those internal controls for a sufficient period of time, management has concluded that items (i), (ii) and (iii) material weaknesses identified at March 31, 2008 and discussed above have been remediated.

There have been no other changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER MATTERS

On May 17, 2008 we entered into an Employment Agreement with Timothy J. Flynn (the “Agreement”). Pursuant to the Agreement, commencing on June 9, 2008, Mr. Flynn is to serve as the Senior Vice President of Sales, reporting to our President and Chief Executive Officer. The Agreement may be terminated at any time by either party with or without cause.

Under the Agreement, Mr. Flynn receives an annual salary of $250,000 with a one-time sign-on bonus of $25,000 which must be repaid if Mr. Flynn terminates his employment within one year of the date of hire. Mr. Flynn is eligible to receive an annual bonus with a target amount of 40% of his base salary, which will be based both upon achievements by us of specified financial objectives and his attainment of individual objectives.

Effective June 9, 2008, Mr. Flynn was granted stock options to purchase 20,000 shares of our common stock with an exercise price equal to the last sales price of our common stock on the Pink Sheets on such date. The options vest 25% on June 9, 2009 and 6.25% each calendar quarter end thereafter commencing with the calendar quarter ending June 30, 2009, subject to his continued employment with us as of each applicable vesting date. All stock options expire on the tenth anniversary of the grant date.

Under the Agreement, if IESA successfully completes the merger with us, our Board of Directors has agreed to use its best efforts to cause IESA to agree to grant to Mr. Flynn a stock option with respect to the stock of IESA, in substitution for and cancellation of our option as described in the previous paragraph.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2008, entitled “Election of Directors” and “Executive Officers,” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2008, entitled “Executive Compensation,” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2008, entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2008, entitled “Certain Relationships and Related Transactions, and Director Independence,” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2008, entitled “Principal Accountant Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
(i) Financial Statements. See Index to Financial Statements at Item 8 of this Report.
(ii) Financial Statement Schedule. See Index to Financial Statements at Item 8 of this Report.
(iii) Exhibits
2.1	Agreement and Plan of Merger, dated April 30, 2008, among us, Infogrames Entertainment S.A. and Irata Acquisition Corp. is incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 5, 2008.
3.1	Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended March 31, 2006.
3.2	Certificate of Amendment of Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on January 3, 2007 is incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on January 9, 2007.
3.3	Amended and Restated By-laws are incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
3.4	Amendment No. 1 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
3.5	Amendment No. 2 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 28, 2005.
3.6	Amendment No. 3 to Amended and Restated By-laws is incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
4.1	Specimen form of stock certificate of Common Stock is incorporated herein by reference to our Registration Statement on Form S-1 (File No. 333-14441) initially filed with the SEC on October 20, 1995, and all amendments thereto.

4.2	Registration Rights Agreement by and among Joseph J. Cayre, Kenneth Cayre, Stanley Cayre, Jack J. Cayre, the Trusts listed on Schedule I attached thereto and us is incorporated herein by reference to an exhibit filed as a part of our Registration Statement on Form S-1 filed October 20, 1995.
4.3	Second Amended and Restated Registration Rights Agreement, dated as of October 2, 2000, between California U.S. Holdings, Inc. and us is incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.
10.1	Global Memorandum of Understanding Regarding Restructuring of Atari, Inc., dated December 2007, by and between us and Infogrames Entertainment S.A. is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 10, 2007.
10.2	Distribution Agreement between Infogrames Entertainment SA, Infogrames Multimedia SA and us, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 7 to the Schedule 13D filed by Infogrames Entertainment SA and California U.S. Holdings, Inc. on January 10, 2000.
10.3	Addendum to Distribution Agreement between Infogrames Entertainment SA and us, dated as of December 16, 1999, is incorporated herein by reference to Exhibit 10.26a to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.4	Amendment to Distribution Agreement between Infogrames Entertainment SA and us dated as of July 1, 2000, is incorporated by reference to Exhibit 10.24a to our Transitional Report on Form 10-K for the transition period March 31, 2000 to June 30, 2000.
10.5	Distribution Agreement between Infogrames Entertainment SA and us, dated October 2, 2000, as supplemented on November 12, 2002 is incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
10.6	Short Form Distribution Agreement, dated December 2007, by and among us, Infogrames Entertainment S.A., Atari Europe SAS and Atari Interactive Inc., is incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 10, 2007.
10.7	Agreement for Purchase and Sale of Assets, dated August 22, 2005, between us and Humongous, Inc. is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.8	Letter Agreement, dated March 5, 2008, submitted to our Board of Directors summarizing the principal terms upon which Infogrames Entertainment S.A. and/or our affiliates would potentially acquire the remaining equity interests in us is incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on March 7, 2008.
10.9	Stock Transfer Agreement, dated August 22, 2005, among us, Infogrames Entertainment S.A. and Atari Interactive, Inc. (English Translation) is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.10	Termination and Transfer of Assets Agreement, dated December 4, 2007, by and among us, Infogrames Entertainment S.A. and Atari Interactive Inc. is incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 10, 2007.
10.11	Liquidity Agreement, dated August 22, 2005, between us and Infogrames Entertainment S.A. incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.12	Temporary Liquidity Facility Intercreditor Agreement, dated April 30, 2008, among us, Bluebay High Yield Investments (Luxembourg) S.A.R.L. and Infogrames Entertainment, S.A. is incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 5, 2008.
10.13	Distribution Agreement, dated August 22, 2005, between us and Humongous, Inc. incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.14	Management and Services Agreement, dated as of March 31, 2006, between Infogrames Entertainment S.A. and us, is incorporated herein by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended March 31, 2006.
10.15	Services Agreement, dated as of March 31, 2006, between us and Infogrames Entertainment S.A. and its subsidiaries, is incorporated herein by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended March 31, 2006.

10.16		QA Services Agreement, dated December 2007, by and among us, Infogrames Entertainment S.A., Atari Interactive, Inc. and Humongous, Inc. is incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 10, 2007.
10.17		Intercompany Services Agreements, dated December 2007, by and among us, Infogrames Entertainment S.A., Atari Interactive, Inc. and Humongous, Inc. is incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on December 10, 2007.
10.18		Production Services Agreement, dated as of March 31, 2006, between us and Infogrames Entertainment S.A. and its subsidiaries, is incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended March 31, 2006.
10.19		Warehouse Services Contract, dated March 2, 1999, by and between us and Arnold Transportation Services, Inc. t/d/b/a Arnold Logistics is incorporated herein by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999.
10.20		Loan and Security Agreement, dated as of May 13, 2005, among us, as Borrower, and HSBC Business Credit (USA) Inc., as Lender is incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended March 31, 2005.
10.21		First Amendment to Loan and Security Agreement, dated as of June 30, 2005, between us and HSBC Business Credit (USA) Inc. is incorporated herein by reference Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10	.22*	The 1995 Stock Incentive Plan (as amended on October 31, 1996) is incorporated herein by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1, filed December 6, 1996.
10	.23*	The 1997 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10	.24*	The 1997 Stock Incentive Plan (as amended on June 17, 1998) is incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10	.25*	The 2000 Stock Incentive Plan is incorporated herein by reference to Appendix B to our proxy statement dated June 29, 2000.
10	.26*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit A to our Information Statement dated November 27, 2000.
10	.27*	Third Amendment to the Atari, Inc. 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
10	.28*	Atari, Inc. 2005 Stock Incentive Plan is incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10	.29*	Form of 2005 Stock Incentive Plan Option Award Agreement is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
10	.30*	Form of 2005 Stock Incentive Plan Restricted Stock Award Agreement is incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
10	.31*	The 1998 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
10	.32*	Description of Registrant’s Annual Incentive Plan for fiscal 2008.**
10	.33*	Employment Agreement with Bruno Bonnell, dated as of July 1, 2004 and effective as of April 1, 2004, is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.
10	.34*	Amendment No. 1 to Employment Agreement, dated as of November 23, 2005, between us and Bruno Bonnell is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
10	.35*‡	Termination and General Release Agreement, dated October 15, 2004, by and between us and Denis Guyennot is incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
10	.36*	Employment Agreement, dated September 1, 2006, by and between us and David R. Pierce is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10	.37*	Amendment to Employment Agreement, dated May 1, 2007, between David Pierce and Atari, Inc., is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2007.
10	.38*	Employment Agreement, dated March 31, 2008, between us and Jim Wilson is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2008.
10	.39*	Letter Agreement, dated January 29, 2008, between us and Arturo Rodriguez is incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 4, 2008.
10	.40*	Consulting Agreement between us and Ann Kronen, dated as of November 8, 2006, is incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
10.41		Compromise Agreement, dated August 12, 2005, by and among us, Reflections Interactive Limited and Martin Lee Edmondson is incorporated herein by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129099).
10	.42‡	Licensed Publisher Agreement between us and Sony Computer Entertainment America, Inc., dated January 19, 2003, is incorporated herein by reference to Exhibit 10.62 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.
10	.43‡	PlayStation® 2 Licensed Publisher Agreement between us and Sony Computer Entertainment America, Inc., dated April 1, 2000, as amended is incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended March 31, 2005.
10	.44‡	Xbox® Publisher License Agreement between us and Microsoft Corporation, dated April 18, 2000, is incorporated herein by reference to Exhibit 10.63 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***
10.45		Sublicense Agreement between us and Funimation Productions, Ltd., dated October 27, 1999, is incorporated herein by reference to Exhibit 10.64 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.***
10.46		Amendment One to the Sublicense Agreement between us and Funimation Productions, Ltd., dated April 20, 2002, is incorporated herein by reference to Exhibit 10.65 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.
10.47		Amendment Two to the Sublicense Agreement between us and Funimation Productions, Ltd., dated June 15, 2002, is incorporated herein by reference to Exhibit 10.66 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.
10.48		Amendment Three to the Sublicense Agreement between us and Funimation Productions, Ltd., dated October 15, 2002, is incorporated herein by reference to Exhibit 10.67 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.
10.49		Amendment Four to the Sublicense Agreement between us and Funimation Productions, Ltd., dated November 13, 2002, is incorporated herein by reference to Exhibit 10.68 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.
10.50		Amendment Five to the Sublicense Agreement between us and Funimation Productions, Ltd., dated February 21, 2003, is incorporated herein by reference to Exhibit 10.69 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.
10.51		Amendment Six to the Sublicense Agreement between us and Funimation Productions, Ltd., dated August 11, 2003, is incorporated herein by reference to Exhibit 10.83 to our Annual Report on Form 10-K for the year ended March 31, 2004.
10.52		Agreement Regarding Satisfaction of Debt and License Amendment among us, Infogrames Entertainment S.A. and California U.S. Holdings, Inc., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.70 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.

10.53		Amended Trademark License Agreement between us and Infogrames Entertainment S.A., dated September 4, 2003, is incorporated herein by reference to Exhibit 10.71 to our Registration Statement on Form S-2 (File No. 333-107819) initially filed with the SEC on August 8, 2003, and all amendments thereto.
10.54		Amendment No. 1 Trademark License Agreement between us, Atari Interactive, Inc. and Infogrames Entertainment S.A. is incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.55		Trademark License Of The Test Drive Franchise, dated November 8, 2007, between us and Infogrames Entertainment S.A. is incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 13, 2007.
10.56		General Intellectual Property and Proprietary Rights (Other Than Trademark Rights) License Of The Test Drive Franchise, dated November 8, 2007, between us and Infogrames Entertainment S.A. is incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on November 13, 2007.
10.57		Letter Agreement, dated July 18, 2007, between us and Infogrames Europe SA is incorporated by reference to Exhibit 10.61 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
10.58		Letter Agreement, dated October 1, 2007, between us, Midland National Life Insurance Company, North American Company for Life and Health Insurance and Guggenheim Corporate Funding, LLC is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 25, 2007.
10.59		Obligation Assignment and Securing Agreement, dated as of November 3, 2004, by and among us, Infogrames Entertainment SA, Atari Interactive, Inc., Atari Europe SAS, and Paradigm Entertainment, Inc. is incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
10.60		Secured Promissory Note of Atari Interactive, Inc. in the aggregate amount of $23,058,997.19 payable us is incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
10	.61‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $5,122,625 payable to us, is incorporated herein by reference to Exhibit 10.86 to our Annual Report on Form 10-K for the year ended March 31, 2004.
10	.62‡	Promissory Note of Atari Interactive, Inc., in the aggregate amount of $2,620,280 payable to us, is incorporated herein by reference to Exhibit 10.87 to our Annual Report on Form 10-K for the year ended March 31, 2004.
10	.63‡	Promissory Note of Paradigm Entertainment, Inc., in the aggregate amount of $828,870 payable to us, is incorporated herein by reference to Exhibit 10.88 to our Annual Report on Form 10-K for the year ended March 31, 2004.
10.64		Agreement Regarding Issuance of Shares, dated September 15, 2005, between us and Infogrames Entertainment S.A. is incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.65		GT Interactive UK Settlement of Indebtedness Agreement, dated as of September 15, 2005, between us and Atari UK, Infogrames Entertainment S.A. and all of its subsidiaries is incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.66		Securities Purchase Agreement, dated September 15, 2005, between us and CCM Master Qualified Fund, Ltd. is incorporated herein by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129098) filed on November 18, 2005.
10.67		Securities Purchase Agreement, dated September 15, 2005, between us and Sark Master Fund, Ltd. is incorporated herein by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-129098) filed on November 18, 2005.
10.68		Asset Purchase Agreement, dated July 13, 2006, between us and Reflections Interactive Ltd as the sellers and Ubisoft Holdings, Inc. and Ubisoft Entertainment Ltd as the purchasers, as amended by Amendment No. 1 dated August 3, 2006 is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.69		Credit Agreement, dated November 3, 2006, among Atari, Inc, the Lenders Party Hereto, and Guggenheim Corporate Funding, LLC, as Administrative Agent is incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
10.70		Credit Agreement, dated April 30, 2008, between us and Infogrames Entertainment S.A., as Lender, is incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2008.
10.71		Waiver and Amendment to Credit Agreement, dated October 23, 2007, between us and Bluebay High Yield Investments (Luxembourg) S.A.R.L. is incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 25, 2007.
10.72		Waiver, Consent and Second Amendment to Credit Agreement, dated November 6, 2007, between us and Bluebay High Yield Investments (Luxembourg) S.A.R.L. is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 13, 2007.
10.73		Waiver, Consent and Third Amendment to Credit Agreement, dated December 4, 2007, between us and Bluebay High Yield Investments (Luxembourg) S.A.R.L. is incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on December 10, 2007.
10.74		Waiver, Consent and Fourth Amendment to Credit Agreement, dated April 30, 2008, between us and Bluebay High Yield Investments (Luxembourg) S.A.R.L. is incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 5, 2008.
10.75		Agreement of Lease, dated June 21, 2006, between us and Fifth and 38th LLC is incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the year ended March 31,2007.
10.76		Partial Surrender of Lease Agreement and Modification Agreement, dated August 14, 2007, between us and W2007 417 Fifth Realty, LLC is incorporated by reference to Exhibit 10.59 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
10.77		Amendment to Partial Surrender of Lease Agreement and Modification Agreement, dated November 27, 2007, between us and W2007 417 Fifth Realty, LLC is incorporated by reference to Exhibit 10.60 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.
10.78		Written Consent of the Majority Stockholder of Atari, Inc., dated October 5, 2007, by California U.S. Holdings, Inc. is incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on October 9, 2007.
10	.79*	Employment Agreement, dated May 17, 2008, between Timothy J. Flynn and us.**
21.1		List of Subsidiaries.**
31.1		Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2		Acting Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1		Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡‡
32.2		Certification by the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡‡
99	.1‡	Licensed PSP Publisher Agreement by and between us and Sony Computer Entertainment America, Inc., dated March 23, 2005, for PlayStation® Portable is incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K for the year ended March 31, 2005.
99	.2‡	Amendment to the Xbox® Publisher Licensing Agreement, dated March 1, 2005 is incorporated by reference to Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended March 31, 2005.
99	.3‡	Confidential License Agreement for Nintendo GameCubetm, by and between Nintendo of America, Inc. and us effective March 29, 2002 is incorporated by reference to Exhibit 99.3 to our Annual Report on Form 10-K for the year ended March 31, 2005.
99.4		First Amendment to Confidential License Agreement for Nintendo GameCubetm, by and between Nintendo of America, Inc. and us effective March 29, 2002 is incorporated herein by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

99	.5‡	Xbox® 360 Publisher License Agreement between us and Microsoft Licensing GP, effective February 17, 2006, is incorporated herein by reference to Exhibit 99.5 to our Annual Report on Form 10-K for the year ended March 31, 2006.
99	.6‡	Confidential License Agreement for Nintendo DS (Western Hemisphere), by and between Nintendo of America, Inc. and us effective October 14, 2005, is incorporated herein by reference to Exhibit 99.6 to our Annual Report on Form 10-K for the year ended March 31, 2006.

Exhibit indicated with an * symbol is a management contract or compensatory plan or arrangement.

**	Exhibit indicated with an ** symbol is filed herewith.

***	All immaterial amendments/extensions to this agreement were filed as an exhibit 99 in our Quarterly Report for the respective period.

‡	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

Exhibit indicated with a ‡‡ is furnished herewith.

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

ATARI, INC.

By:	/s/ JAMES WILSON
Name:    James Wilson

Title:	President and Chief Executive Officer
Date: June 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ JAMES WILSON James Wilson	President and Chief Executive Officer (principal executive officer)	June 30, 2008

/s/ Arturo Rodriguez Arturo Rodriguez	Acting Chief Financial Officer, Vice President and Controller (principal financial and accounting officer)	June 30, 2008

/s/ Eugene I. Davis Eugene I. Davis	Chairman of the Board of Directors	June 30, 2008

Evence-Charles Coppee	Director	June 30, 2008

/s/ Wendell H. Adair, Jr. Wendell H. Adair, Jr.	Director	June 30, 2008

/s/ Bradley E. Scher Bradley E. Scher	Director	June 30, 2008

/s/ James B. Shein James B. Shein	Director	June 30, 2008

ATARI, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Atari, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Atari, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth as of March 31, 2008 and for the year then ended therein.

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

J.H. Cohn LLP

Roseland, New Jersey
June 30, 2008

ATARI, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Atari, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Atari, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year in the period ended March 31, 2007. Our audits also included the consolidated financial statement schedule listed at Item 15. These consolidated financial statements and the consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2007, and the results of its operations and its cash flows for the year in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment”, as revised, effective April 1, 2006. As discussed in Note 1 to the consolidated financial statements, effective March 31, 2007, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

DELOITTE & TOUCHE LLP

New York, New York
September 18, 2007

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2007	2008
	(in thousands,
	except share data)

ASSETS
Current assets:
Cash	$7,603	$11,087
Accounts receivable, net of allowances of $14,148 and $1,912 at March 31,2007 and March 31, 2008, respectively	6,473	640
Inventories, net	8,843	4,276
Due from related parties (Note 13)	1,799	885
Prepaid expenses and other current assets	10,229	8,188
Assets of discontinued operations (Note 19)	645	—

Total current assets	35,592	25,076
Property and equipment, net of accumulated depreciation of $30,945 and $21,813 at March 31, 2007 and 2008, respectively	4,217	6,313
Security deposits	1,940	1,373
Other assets	1,070	671

Total assets	$42,819	$33,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$11,013	$5,378
Accrued liabilities	13,381	14,472
Royalties payable	4,282	2,825
Due to related parties (Note 13)	5,703	1,197
Credit facility (Note 14)	—	14,000

Total current liabilities	34,379	37,872
Due to related parties — long term (Note 13)	1,912	3,576
Related party license advance	—	5,296
Long-term liabilities	3,434	7,101

Total liabilities	39,725	53,845
Commitments and contingencies (Note 15)
Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized, 13,477,920 shares issued and outstanding at March 31, 2007 and 2008	1,348	1,348
Additional paid-in capital	760,527	760,712
Accumulated deficit	(761,299)	(784,945)
Accumulated other comprehensive income	2,518	2,473

Total stockholders’ equity (deficiency)	3,094	(20,412)

Total liabilities and stockholders’ equity (deficiency)	$42,819	$33,433

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	March 31,
	2007	2008
	(in thousands,
	except per share data)

Net revenues	$122,285	$80,131
Costs, expenses, and income:
Cost of goods sold	72,629	40,989
Research and product development expenses	30,077	13,599
Selling and distribution expenses	25,296	19,411
General and administrative expenses	21,788	17,672
Restructuring expenses	709	6,541
Impairment of goodwill	54,129	—
Gain on sale of intellectual property	(9,000)	—
Gain on sale of development studio assets	(885)	—
Atari trademark license expense	2,218	2,218
Depreciation and amortization	2,968	1,563

Total costs, expenses, and income	199,929	101,993

Operating loss	(77,644)	(21,862)
Interest income (expense), net	301	(1,452)
Other income	77	53

Loss from continuing operations before (benefit from) provision for income taxes	(77,266)	(23,261)
(Benefit from) provision for income taxes	(10,680)	73

Loss from continuing operations	(66,586)	(23,334)
Loss from discontinued operations of Reflections Interactive Ltd, net of tax provision of $7,559 and $0, respectively	(3,125)	(312)

Net (loss)	$(69,711)	$(23,646)

Basic and diluted net loss per share:
Loss from continuing operations	$(4.94)	$(1.73)
Loss from discontinued operations of Reflections Interactive Ltd, net of tax	(0.23)	(0.02)

Net loss	$(5.17)	$(1.75)

Basic weighted average shares outstanding	13,477	13,478

Diluted weighted average shares outstanding	13,477	13,478

See Note 13 for detail of related party amounts included within the line items above.

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	March 31,
	2007	2008
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,711)	$(23,646)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss from discontinued operations of Reflections Interactive Ltd	3,125	312
Noncash tax benefit included in continuing operations associated with tax provision of discontinued operations of Reflections Interactive Ltd	(7,559)	—
Escrow receivable associated with sale of Reflections Interactive Ltd	626	—
Impairment of goodwill	54,129	—
Write-off of acquired intangible and other web-related assets	2,401	—
Gain on sale of intellectual property	(9,000)	—
Gain on sale of development studio assets	(885)	—
Adjustment for noncash gain on sale of development studio assets	200	—
Stock-based compensation expense	1,587	185
Atari trademark license expense	2,218	2,218
Depreciation and amortization	2,968	1,563
Related party allocation of executive resignation agreement	771	—
Accrued interest on related party license	—	296
Accrued interest	1	192
Amortization of deferred financing fees	202	705
Recognition of deferred income	(328)	(77)
Write-off of property and equipment	—	11
Gain on sale of property and equipment	(74)	—
Noncash income on cash collateralized security deposit	(11)	(5)
Changes in operating assets and liabilities:
Receivables, net	5,616	5,832
Inventories, net	11,243	4,566
Due from related parties	2,893	914
Due to related parties	(4,561)	(5,062)
Prepaid expenses and other current assets	2,532	2,113
Accounts payable	(13,672)	(5,639)
Accrued liabilities	(7,316)	673
Royalties payable	(9,186)	(1,457)
Long-term deferred tax liability	(2,123)	—
Other long-term liabilities	1,852	719
Other assets	2,949	(655)

Net cash (used in) continuing operating activities	(29,113)	(16,242)
Net cash (used in) provided by discontinued operations	(7,826)	334

Net cash (used in) operating activities	(36,939)	(15,908)

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended
	March 31,
	2007	2008
	(in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of intellectual property	9,000	—
Proceeds from sale of development studio assets	1,550	—
Purchase of acquired intangible assets	(1,737)	—
(Increase) decrease in restricted security deposit collateralizing letter of credit	(1,764)	859
Purchases of property and equipment	(837)	(407)
Proceeds from sale of property and equipment	179	—

Net cash provided by continuing investing activities	6,391	452
Net cash provided by discontinued operations	23,366	—

Net cash provided by investing activities	29,757	452

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under third party credit facility	15,000	14,000
Payments under third party credit facility	(15,000)	—
Proceeds from exercise of stock options	4	—
Proceeds from related party license advance	—	5,000
Payments under capitalized lease obligation	(220)	(72)

Net cash (used in) provided by continuing financing activities	(216)	18,928
Net cash provided by discontinued operations	—	—

Net cash (used in) provided by financing activities	(216)	18,928
Effect of exchange rates on cash	53	12

Net (decrease) increase in cash	(7,345)	3,484
Cash — beginning of fiscal year	14,948	7,603

Cash — end of fiscal year	$7,603	$11,087

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$249	$552
Cash paid for taxes	$—	$72
Income tax refunds	$1,047	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Consideration accrued for purchase of capitalized licenses	$1,816	$3,400
Consideration accrued for purchase of acquired intangible assets	$554	$—
Capitalization of leasehold improvements funded by landlord	$1,217	$3,263

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND
COMPREHENSIVE INCOME (LOSS)
For the Years Ended March 31, 2007 and 2008

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
			(in thousands)

Balance, March 31, 2006	13,477	$1,348	$758,165	$(688,730)	$2,429	$73,212
Adjustment to opening stockholders’ equity	—	—	—	(2,858)	—	(2,858)
Comprehensive loss:
Net loss	—	—	—	(69,711)	—	(69,711)
Foreign currency translation adjustment	—	—	—	—	89	89

Total comprehensive loss						(69,622)

Related party allocation of executive resignation agreement	—	—	771	—	—	771
Exercise of stock options	1	—	4	—	—	4
Stock-based compensation expense	—	—	1,587	—	—	1,587

Balance, March 31, 2007	13,478	1,348	760,527	(761,299)	2,518	3,094
Comprehensive loss:
Net loss	—	—	—	(23,646)	—	(23,646)
Foreign currency translation adjustment	—	—	—	—	(45)	(45)

Total comprehensive loss						(23,691)

Stock-based compensation expense	—	—	185	—	—	185

Balance, March 31, 2008	13,478	$1,348	$760,712	$(784,945)	$2,473	$(20,412)

The accompanying notes are an integral part of these consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We are a publisher of video game software that is distributed throughout the world and a distributor of video game software in North America. We publish and distribute video games for all platforms, including Sony PlayStation 2, PlayStation 3 and PSP, Nintendo Wii and DS, and Microsoft Xbox and Xbox 360, as well as for personal computers, or PCs. The products we publish or distribute extend across most major video game genres, including action, adventure, strategy, role playing and racing.

Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At March 31, 2008, IESA owns approximately 51% of us, through its wholly owned subsidiary California U.S. Holdings, Inc. (“CUSH”). As a result of this relationship, we have significant related party transactions (Note 13).

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

During fiscal 2007, we sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations. During 2007, we raised approximately $35.0 million through the sale of the rights to the Driver games and certain other intellectual property, and the sale of our Reflections Interactive Ltd (“Reflections”) and Shiny Entertainment (“Shiny”) studios. By the end of fiscal 2007, we did not own any development studios.

The reduction in our development activities has significantly reduced the number of games we publish. During fiscal 2008, our revenues from publishing activities were $69.8 million, compared with $104.7 million during fiscal 2007.

For the year ended March 31, 2007, we had an operating loss of $77.6 million, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. For the year ended March 31, 2008, we incurred an operating loss of approximately $21.9 million. We have taken significant steps to reduce our costs such as our May 2007 and November 2007 workforce reduction of approximately 20% and 30%, respectively. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our releases in fiscal 2008 were even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 were focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs.

The following series of events and transactions which have occurred since September 30, 2007, have caused or are part of our current restructuring initiatives intended to allow us to devote more resources to focusing on our distribution business strategy, provide liquidity, and to mitigate our future cash requirements:

Guggenheim Corporate Funding LLC Covenant Default

As of September 30, 2007, our only borrowing facility was an asset-based secured credit facility that we established in November 2006 with a group of lenders for which Guggenheim Corporate Funding LLC (“Guggenheim”) was the administrative agent. The credit facility consisted of a secured, committed, revolving line of credit in an initial amount up to $15.0 million (subject to a borrowing base calculation), which initially included a $10.0 million sublimit for the issuance of letters of credit. On October 1, 2007, the lenders provided a

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

waiver of covenant defaults as of June 30, 2007 and reduced the aggregate borrowing commitment of the revolving line of credit to $3.0 million.

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

As of December 31, 2007, we are in violation of our weekly cash flow covenants. BlueBay our lender has not waived this violation and we have entered into a forbearance agreement which states our lender will not exercise its rights on our facility until the earlier of (i) March 14, 2008, (ii) additional covenant defaults except for the ones existing as the date of this report or (iii) if any action transpires which is viewed to be adverse to the position of the lender (See Note 8). As of March 31, 2008, we continued to be in violation of our BlueBay covenants (See Waiver, Consent and Fourth Amendment Below).

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

Overhead Reduction

On November 13, 2007, we announced a plan to lower operating expenses by, among other things, reducing headcount. The plan included (i) a reduction in force to consolidate certain operations, eliminate certain non-critical functions, and refocus certain engineering and support functions, and (ii) transfer of certain product development

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and business development employees to IESA in connection with the termination of a production services agreement between us and IESA. We expect that, after completion of the plan during fiscal 2009, total headcount will be reduced by approximately 30.0%. See Note 20.

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

The Global MOU also contemplated the execution of a Waiver, Consent and Third Amendment to the Credit Agreement, as amended, among us and BlueBay. This Third Amendment to the Credit Agreement raised our credit limit with BlueBay to $14.0 million (See Note 14).

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

Our exclusive distribution territory is the region covered by the United States, Canada and Mexico. However, if net receipts for games distributed in Mexico are less than the agreed upon target during a given year, the distribution rights in Mexico shall automatically revert to IESA at the end of the relevant year (two years from the effective date) of the term of exclusivity.

The distribution of each game would be subject to a sales plan and specific commitments (i) by us, regarding the amount of the initial order, minimum number of units to be manufactured, minimum amount required to be invested by us for marketing and promotion of such game, and the royalties to be paid, which shall equal (x) a flat per-unit fee per manufactured unit or (y) a percentage of net receipts less a distribution fee paid to us equal to 70% of net receipts; and (ii) by IESA, regarding the anticipated delivery date and expected quality and rating of the game. In the event we and IESA do not initially agree to the terms of such commitments for a particular game, IESA may negotiate with third parties regarding the distribution of such game, but IESA cannot accept a third party offer for distribution rights without first giving us ten days to match the offer.

The term of exclusivity rights under the Short Form Distribution Agreement is three years, unless terminated earlier in accordance with the agreement. The term may automatically be shortened to two years if the net receipts

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the games distributed thereunder after the first year is less than 80% of a target to be mutually determined. Thereafter, the term shall automatically extend for consecutive one year periods unless written notice of non-extension is delivered within one-year of the expiration date.

IESA retains the rights to distribute games in the digital download format for which IESA and we have not agreed to distribution commitments. IESA agreed to pay the Company a royalty equal to 8% of the online net revenues that IESA receives via the online platform attributable to such games in exchange for the grant of a trademark license for Atari.com. Furthermore, IESA shall have the sole and exclusive right to operate the Atari.com Internet site, for which the terms will be subject to a separate agreement to be entered into on or before March 14, 2008, which has been postponed (see “Agreement and Plan of Merger” in this Note 1 below). IESA agreed to place a link from the Atari.com Internet site to the Company’s Internet site where we distribute games in the digital download format for which IESA and us have agreed to distribution commitments.

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

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement and Plan of Merger

On April 30, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IESA and Irata Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IESA (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into us, with Atari continuing as the surviving corporation after the Merger, and each outstanding share of Atari common stock, par value $0.10 per share, other than shares held by IESA and its subsidiaries and shares held by Atari stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $1.68 per share in cash (the “Merger Consideration”). As a result of the Merger Agreement, we will become a wholly owned indirect subsidiary of IESA.

IESA and us have made customary representations, warranties and covenants in the Merger Agreement, including covenants restricting the solicitation of competing acquisition proposals, subject to certain exceptions which permit our board of directors to comply with its fiduciary duties.

Under the Merger Agreement, IESA and us has certain rights to terminate the Merger Agreement and the Merger. Upon the termination of the Merger Agreement under certain circumstances, we must pay IESA a termination fee of $0.5 million.

The transaction was negotiated and approved by the Special Committee of the Company’s board of directors, which consists entirely of directors who are independent of IESA. Based on such negotiation and approval, our board of directors approved the Merger Agreement and recommended that our stockholders vote in favor of the Merger Agreement. We expect to call a special meeting of stockholders to consider the Merger in the third quarter of calendar 2008. Since IESA controls a majority of our outstanding shares, IESA has the power to approve the transaction without the approval of our other stockholders.

Credit Agreement

In connection with the Merger Agreement, the Company also entered into a Credit Agreement with IESA under which IESA committed to provide up to an aggregate of $20 million in loan availability. The Credit Agreement with IESA will terminate when the merger takes place or when the Merger Agreement terminates without the merger taking place. See Note 14.

Waiver, Consent and Fourth Amendment

In conjunction with the Merger Agreement, we entered into a Waiver, Consent and Fourth Amendment to our BlueBay Credit Facility under which, among other things, (i) BlueBay agreed to waive our non-compliance with certain representations and covenants under the Credit Agreement, (ii) BlueBay agreed to consent to us entering into the a credit facility with IESA, (iii) BlueBay agreed to provide us consent in entering into the Merger Agreement with IESA, and (iv) BlueBay and us agreed to certain amendments to the Existing Credit Facility.

With the Fourth Amendment, as of April 30, 2008 and through June 24, 2008, we are in compliance with our BlueBay credit facility.

Although, the above transactions provided cash financing that should meet our need through our fiscal 2009 second quarter (i.e., the quarter ending September 30, 2008), management continues to pursue other options to meet our working capital cash requirements but there is no guarantee that we will be able to do so, if the proposed transaction in which IESA would acquire us is not completed.

Historically, we have relied on IESA to provide limited financial support to us, through loans or, in recent years, through purchases of assets. However, IESA has its own financial needs, and its ability to fund its subsidiaries’ operations, including ours, is limited. Therefore, there can be no assurance we will ultimately receive any funding from IESA, if the proposed transaction in which IESA would acquire us is not completed.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The uncertainty caused by these above conditions raises substantial doubt about our ability to continue as a going concern, unless the merger with a subsidiary of IESA is completed. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We continue to explore various alternatives to improve our financial position and secure other sources of financing which could include raising equity, forming both operational and financial strategic partnerships, entering into new arrangements to license intellectual property, and selling, licensing or sub-licensing selected owned intellectual property and licensed rights. We continue to examine the reduction of working capital requirements to further conserve cash and may need to take additional actions in the near-term, which may include additional personnel reductions.

The above actions may or may not prove to be consistent with our long-term strategic objectives, which have been shifted in the last fiscal year, as we have discontinued our internal and external development activities. We cannot guarantee the completion of these actions or that such actions will generate sufficient resources to fully address the uncertainties of our financial position.

NASDAQ Delisting

On December 21, 2007, we received a notice from NASDAQ advising that in accordance with NASDAQ Marketplace Rule 4450(e)(1), we had 90 calendar days, or until March 20, 2008, to regain compliance with the minimum market value of our publicly held shares required for continued listing on the NASDAQ Global Market, as set forth in NASDAQ Marketplace Rule 4450(b)(3). We received this notice because the market value of our publicly held shares (which is calculated by reference to our total shares outstanding, less any shares held by officers, directors or beneficial owners of 10% or more) was less than $15.0 million for 30 consecutive business days prior to December 21, 2007.

On March 24, 2008, we received a NASDAQ Staff Determination Letter from the NASDAQ Listing Qualifications Department stating that we had failed to regain compliance with the Rule during the required period, and that the NASDAQ Staff had therefore determined that our securities were subject to delisting, with trading in our securities to be suspended on April 2, 2008 unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).

On March 27, 2008, we requested a hearing, which stayed the suspension of trading and delisting until the Panel issued a decision following the hearing. The hearing was held on May 1, 2008.

On May 7, 2008, we received a letter from The NASDAQ Stock Market advising us that the Panel had determined to delist our securities from The NASDAQ Stock Market, and suspended trading in our securities effective with the open of business on Friday, May 9, 2008. We have 15 calendar days from May 7, 2008 to request that the NASDAQ Listing and Hearing Review Council review the Panel’s decision. We have requested such review. Requesting a review does not by itself stay the trading suspension action.

Following the delisting of our securities, our common stock beginning trading on the Pink Sheets®, a real-time quotation service maintained by Pink Sheets LLC.

Staff Accounting Bulletin No. 108

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 permits us to adjust for the cumulative effect of errors relating to prior years, not previously identified, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of implementation. SAB No. 108 also permits us to correct the immaterial effects of these errors on fiscal 2007 quarters the next time we file these prior period interim financial statements on Form 10-Q. As such, we do not intend to amend previously filed reports with the SEC. During the March 31, 2007

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

audit, in accordance with SAB No. 108, we have adjusted our opening retained earnings for fiscal 2007 and the unaudited quarterly financial data for the first three quarters of fiscal 2007 for the effects of the errors described below. We consider these errors to be individually and collectively immaterial to prior periods.

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

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash

Cash consists of cash in banks. As of March 31, 2007 and March 31, 2008, we have no cash equivalents.

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

Fair Values of Financial Instruments

Financial Accounting Standards Board (“FASB”) Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which it is practicable to estimate. We believe that the carrying amounts of our financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities, royalties payable, assets of discontinued operations, and amounts due to and from related parties, reflected in the consolidated financial statements approximate fair value due to the short-term maturity and the denomination in U.S. dollars of these instruments.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Atari Trademark License

In connection with a recapitalization completed in fiscal 2004, Atari Interactive, a wholly-owned subsidiary of IESA, extended the term of the license under which we use the Atari trademark to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, representing the fair value of the shares issued, which was expensed monthly until it became fully expensed in the first quarter of fiscal 2007. The monthly expense was based on the total estimated cost to be incurred by us over the ten-year license period; upon the full expensing of the deferred charge, this expense is being recorded as a deferred liability owed to Atari Interactive, to be paid beginning in year six of the license.

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

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible assets are assets that lack physical substance. During fiscal 2007, we recorded acquired intangible assets for website development costs (related to the Atari Online website, including a URL), which are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-02, “Accounting for Web Site Development Costs.” EITF 00-02 requires that web site development costs be treated as computer software developed for internal use, and that costs incurred in the application and development stages be capitalized in accordance with AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As of March 31, 2007, we determined that certain of the acquired intangible assets previously capitalized no longer provided a future benefit to the company, as management decided at the end of the fourth quarter to move to an outsourced technology model; these costs were written off, and the charge of $2.4 million is included in research and product development expenses for the year ended March 31, 2007 (Note 6).

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2007 and 2008 amounted to approximately $12.9 million and $10.3 million, respectively.

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

Foreign exchange gains or losses arise from exchange rate fluctuations on transactions denominated in currencies other than the functional currency. For the years ended March 31, 2007 and 2008, foreign exchange losses were $0.4 million and $0.3 million, respectively.

Shipping, Handling and Warehousing Costs

Shipping, handling and warehousing costs incurred to move product to the customer are charged to selling and distribution expense. For the years ended March 31, 2007 and 2008, these charges were approximately $5.0 million and $3.6 million, respectively.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 12 regarding the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF Issue No 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our results of operations, financial position or cash flows.

NOTE 2 —	STOCK-BASED COMPENSATION

Effective April 1, 2006, we adopted FASB Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense at fair value for employee stock awards. Through March 31, 2006, we accounted for employee stock option plans under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Any equity instruments issued, other than to employees, for acquiring goods and services were accounted for using fair value at the date of grant. We also previously adopted the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” which required us to disclose pro forma information as if we had applied fair value recognition provisions.

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

At March 31, 2008, we had one stock incentive plan, under which we could issue a total of 1,500,000 shares of common stock as stock options or restricted stock, of which approximately 574,000 were still available for grant as of March 31, 2008. Upon approval of this plan, our previous stock option plans were terminated, and we were no longer able to issue options under those plans; however, options originally issued under the previous plans continue to be outstanding. All options granted under our current or previous plans have an exercise price equal to or greater

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than the market value of the underlying common stock on the date of grant; options vest over four years and expire in ten years.

The recognition of stock-based compensation expense increased our loss from continuing operations before income tax benefit, our loss from continuing operations, and our net loss by $1.6 million for the year ended March 31, 2007, and increased our basic and diluted loss per share amount by $0.12 for the year ended March 31, 2007. For the year ended March 31, 2008, stock-based compensation expense increased our net loss by $0.2 million and increased our basic and diluted loss per share amount by $0.01.

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

The following table summarizes the classification of stock-based compensation expense in our consolidated statement of operations (in thousands):

	Year Ended March 31,
	2007	2008

Research and product development expenses	$865	$9
Selling and distribution expenses	$88	$(25)
General and administrative expenses	$634	$201

The weighted average fair value of options granted during the years ended March 31, 2007 and 2008 was $4.62 and $0.87, respectively. The fair value of our options is estimated using the Black-Scholes option pricing model. This model requires assumptions regarding subjective variables that impact the estimate of fair value. Our policy for attributing the value of graded vest share-based payment is a single option straight-line approach. The following table summarizes the assumptions used to compute the weighted average fair value of option grants:

	Year Ended March 31,
	2007	2008

Anticipated volatility	81%	74%
Dividend yield	0%	0%
Expected term	4	4

The weighted average risk-free interest rate for the years ended March 31, 2007 and 2008 was 4.78% and 2.46%, respectively.

FASB Statement No. 123(R) requires that the Company recognize stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, the expense recognized must be reduced for estimated forfeitures prior to vesting, based on a historical annual forfeiture rate, which is 10.1% for March 31, 2007 and 12.0% for March 31, 2008. Estimated forfeitures shall be assessed at each balance sheet date and may change based on new facts and circumstances. Prior to the adoption of FASB Statement No. 123(R), forfeitures were accounted for as they occurred when included in required pro forma stock compensation disclosures.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our option activity under our stock-based compensation plans for the years ended March 31, 2007 and 2008:

		Weighted Average
	Shares	Exercise Price
	(in thousands)

Options outstanding at March 31, 2006	752	$77.97
Granted	628	$7.28
Exercised	(2)	$3.40
Forfeited	(110)	$13.57
Expired	(156)	$157.27

Options outstanding at March 31, 2007	1,112	$33.45
Granted	737	$1.55
Exercised	—	$0.00
Forfeited	(465)	$10.07
Expired	(457)	$59.12

Options outstanding at March 31, 2008	927	$7.18

Options exercisable at March 31, 2008	126	$39.45

As of March 31, 2008, the weighted average remaining contractual term of options outstanding and exercisable was 9.2 years and 5.0 years, respectively, and there was no aggregate intrinsic value related to options outstanding and exercisable due to a market price lower than the exercise price of all options as of that date. As of March 31, 2008, the total future unrecognized compensation cost related to outstanding unvested options is $2.2 million, which will be recognized as compensation expense over the remaining weighted average vesting period of 3.8 years.

The following table summarizes information concerning currently outstanding and exercisable options (shares in thousands):

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of Exercise Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$1.45 - 7.40	848	9.7	$2.37	48	$7.33
$18.40 - 76.00	59	4.5	$46.10	58	$46.27
$78.00 - 365.63	20	0.1	$95.84	20	$95.84

	927			126

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	NET INCOME (LOSS) PER SHARE

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

	Years Ended March 31,
	2007	2008

Basic and diluted earnings per share calculation:
Loss from continuing operations	$(66,586)	$(23,334)
Loss from discontinued operations of Reflections Interactive Ltd, net of tax provision of $7,559 and $0, respectively	(3,125)	(312)

Net loss	$(69,711)	$(23,646)

Basic weighted average shares outstanding	13,477	13,478
Dilutive effect of stock options and warrants	—	—

Diluted weighted average shares outstanding	13,477	13,478

Basic and diluted net (loss) per share:
Loss from continuing operations	$(4.94)	$(1.73)
Loss from discontinued operations of Reflections Interactive Ltd, net of tax	(0.23)	(0.02)

Net loss	$(5.17)	$(1.75)

The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the years ended March 31, 2007 and 2008 was approximately 924,000 and 929,000, respectively. For the years ended March 31, 2007 and 2008, the shares were antidilutive due to the net loss for the year.

NOTE 4 —	STOCKHOLDERS’ EQUITY

Warrants

As of March 31, 2008, we had warrants outstanding to purchase an aggregate of approximately 2,499 shares of our common stock. The warrants have an expiration date of November 2012 and an exercise price of $24.20.

CCM Master Qualified Fund, Ltd.

Pursuant to a Securities Purchase Agreement with CCM Master Qualified Fund, Ltd. (“CCM”), dated September 15, 2005, CCM purchased approximately 380,000 shares (post- reverse split) for $13.00 per share, or $4.94 million in aggregate. Pursuant to such agreement, if our common stock is delisted from the NASDAQ Global Market, CCM is entitled to a monthly cash payment equal to 1% of the number of shares that CCM then holds (of the 380,000) times the $13.00 per share purchase price paid therefor. We have accrued the amount of this penalty starting from the date of delisting through the anticipated time of completion of the merger with IESA, which equals approximately $0.2 million and is included as part of our accrued liabilities.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	CONCENTRATION OF CREDIT RISK

As of March 31, 2007, we had two customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the Year Ended
	March 31, 2007	March 31, 2007
	% of Accounts	% of Net
	Receivable	Revenues(1)

Customer 1	34%	19%
Customer 2	20%	9%

	54%	28%

As of March 31, 2008, we had four customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the Year Ended
	March 31, 2008	March 31, 2008
	% of Accounts	% of Net
	Receivable	Revenues(1)

Customer 1	30%	27%
Customer 2	17%	7%
Customer 3	13%	12%
Customer 4	11%	19%

	71%	65%

(1)	Excluding international royalty, licensing, and other income.

Due to the timing of cash receipts, field inventory levels along with anticipated price protection reserves and lower sales in the final quarter of the year, certain customers were in net credit balance positions within our accounts receivable at March 31, 2007 and 2008. As a result, $0.8 million and $2.6 million was reclassified to accrued liabilities to properly state our assets and liabilities as of March 31, 2007 and 2008, respectively.

With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable balance.

NOTE 6 —	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The change in goodwill for the year ended March 31, 2007 is as follows:

March 31, 2007

Beginning balance	$66,398
Sale of Humongous Entertainment studio	—
Sale of Reflections Interactive Ltd development studio	(12,269)
Impairment of goodwill	(54,129)

Ending balance	$—

During the year ended March 31, 2007, we allocated $12.3 million of the goodwill associated with our publishing business to the sale of our previously wholly-owned development studio Reflections and related Driver intellectual property. See Note 19.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

However, during the fourth quarter ended March 31, 2007, our market capitalization declined significantly. As this measure is our primary indicator of the fair value of our publishing unit, management considered this decline to be a triggering event, requiring us to perform an impairment analysis. As of March 31, 2007, we completed this analysis and our management, with the concurrence of the Audit Committee of our Board of Directors, has concluded that an impairment charge of $54.1 million should be recognized. This is a noncash charge and has been recorded in the fourth quarter of fiscal 2007.

The change in acquired intangible assets (included in other assets) for the years ended March 31, 2007 and March 31, 2008 is as follows (in thousands):

	March 31,
	2007	2008

Beginning balance	$—	$140
Additions	2,291	—
Write-off	(2,151)	—

Ending balance	$140	$140

During the year ended March 31, 2007, we capitalized as acquired intangible assets $2.3 million of costs incurred with several third party contractors in connection with the development of our Atari Online website, as well as costs incurred to purchase a URL. During the fourth quarter of fiscal 2007, it was determined that certain of the acquired intangible assets previously capitalized no longer provided a future benefit to the company, as management decided at the end of the fourth quarter to move to an outsourced technology model; these costs were written off, and the charge is included in research and product development expenses within our publishing segment. The remaining asset is related to the purchased URL and will not be amortized until the website is operational, which will occur in fiscal 2009. The balance is included in other assets on our consolidated balance sheet as of March 31, 2008.

NOTE 7 —	INVENTORIES, NET

Inventories consist of the following (in thousands):

	March 31,	March 31,
	2007	2008

Finished goods	$8,226	$3,847
Return inventory	615	424
Raw materials	2	5

	$8,843	$4,276

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	March 31,
	2007	2008

Licenses short-term	$7,054	$4,361
Prepaid insurance	802	911
Reflections escrow receivable	626	28
Royalties receivable	495	494
Deferred financing fees	209	380
Taxes receivable	90	156
Receivable from landlord	—	448
Trade deposits and other professional retainers	—	997
Other prepaid expenses and current assets	953	413

	$10,229	$8,188

NOTE 9 —	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	March 31,	March 31,
	2007	2008

Capitalized computer software	$18,242	$18,409
Computer equipment	9,243	4,395
Leasehold improvements	5,241	4,493
Furniture and fixtures	2,195	587
Machinery and equipment	241	242

	35,162	28,126
Less: accumulated depreciation	(30,945)	(21,813)

	$4,217	$6,313

Depreciation expense for the years ended March 31, 2007 and 2008 amounted to approximately $3.0 million and $1.6 million, respectively.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31,	March 31,
	2007	2008

Accrued third-party development expenses	$2,660	$4,122
Accrued professional fees and other services	2,578	1,991
Accrued distribution services	2,061	247
Accrued salary and related costs	1,581	743
Accrued advertising	1,222	629
Accounts receivable credit balances	828	2,619
Taxes payable	299	453
Deferred income	231	277
Accrued freight and handling fees	193	136
Delisting penalty owed to shareholder	—	200
Restructuring reserve (Note 20)	54	1,759
Other	1,674	1,296

	$13,381	$14,472

NOTE 11 —	LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	March 31,	March 31,
	2007	2008

Deferred rent	$1,880	$2,624
Landlord allowance	1,213	4,228
Deferred income — long-term	325	249
Other long-term liabilities	16	—

	$3,434	$7,101

NOTE 12 —	INCOME TAXES

Loss from continuing operations before (benefit from) provision for income taxes consisted of (in thousands):

	Years Ended March 31,
	2007	2008

United States	$(77,307)	$(23,297)
Foreign	41	36

Loss before (benefit from) provision for income taxes	$(77,266)	$(23,261)

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the (benefit from) provision for income taxes are as follows (in thousands):

	Years Ended
	March 31,
	2007	2008

Current:
Federal	$—	$—
State and local	—	73
Foreign	(998)	—

Total	(998)	73

Deferred:
Federal	(8,216)	—
State and Local	(1,466)	—
Foreign	—	—

Total	(9,682)	—

(Benefit from) provision for income taxes	$(10,680)	$73

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

During the year ended March 31, 2007, we recorded a tax benefit of $7.6 million in accordance with paragraph 140 of FASB Statement No. 109 (see above), as well as a tax benefit from the reversal of a deferred tax liability of $2.1 million, associated with the impairment of our goodwill, compounded by a tax benefit of approximately $1.0 million primarily from the favorable outcome of a tax examination of our dormant UK subsidiary.

A reconciliation of the benefit from provision for income taxes from continuing operations computed at the federal statutory rate to the reported benefit from provision for income taxes is as follows (in thousands):

	Years Ended
	March 31,
	2007	2008

(Benefit from) provision for income taxes computed at the federal statutory rate	$(27,043)	$(8,143)
Income taxes (benefit) expense income taxes resulting from:
Permanent differences and other	4,273	21
State and local taxes, net of federal tax effect	(952)	—
Difference between U.S. and foreign income tax rates	(4)	—
Reversal of reserves and settlement of tax examinations	(999)	73
Loss for which no benefit was received	14,045	8,122

(Benefit from) provision for income taxes	$(10,680)	$73

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our net deferred tax asset are as follows (in thousands):

	March 31,	March 31,
	2007	2008

Deferred tax asset:
Inventory valuation	$843	$1,517
Deferred income	20	77
Net operating loss carryforwards	209,659	221,262
Restructuring reserve	22	831
Allowances for bad debts, returns, price protection and other customer promotional programs	5,471	1,815
Depreciation and amortization	15,229	13,792
Atari trademark license expense	736	1,590
Research and development credit carryforwards	8,069	7,972

Sub-total	240,049	248,856
Less: valuation allowance	(240,049)	(248,856)

Net deferred tax asset	$—	$—

The valuation allowance increased by approximately $8.8 million, primarily related to current year losses for which no benefit was provided.

As of March 31, 2008, we had federal net operating loss carryforwards of approximately $574.7 million. The net operating loss carryforwards will expire beginning in 2012 through 2028 and may be subject to annual limitations provided by Section 382 of the Internal Revenue Code.

As of March 31, 2008, we have federal research and development credits of approximately $6.7 million and state research and development credits of approximately $1.6 million. These credits will expire beginning in 2011. We also have $0.2 million in federal alternative minimum tax credits which can be carried forward indefinitely.

As of March 31, 2008, there were no undistributed earnings for our 100% owned foreign subsidiaries.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on April 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at March 31, 2007	$340
Increases in tax positions for prior years	3
Decreases in tax positions for prior years	—
Increases in tax positions for current year	44
Settlements	(53)
Lapse in statute of limitations	—

Balance at March 31, 2008	$334

The amount of unrecognized tax benefits if recognized that would reduce the annual effective tax rate is $0.4 million. As of April 1, 2007 and March 31, 2008 the Company had approximately $0.1 million of accrued interest and penalties, respectively. The Company expects $0.1 million of its unrecognized tax benefits, interest and penalty to reverse over the next 12 months.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company was previously subject to taxation in the United Kingdom. The Company’s federal tax returns for tax years ended March 31, 2005 through March 31, 2007 remain subject to examination. The Company files in numerous state jurisdictions with varying statues of limitations. During fiscal 2007, the Company completed a tax examination in the United Kingdom (“UK”) through the period ended March 31, 2004 and has terminated its UK business activities.

NOTE 13 —	RELATED PARTY TRANSACTIONS

Relationship with IESA

As of March 31, 2008, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA (Note 1). Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. During fiscal 2008, international royalties earned from IESA were the source of 3.2% of our net revenues. Additionally, during the year ended March 31, 2008, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 25.6%, respectively, of our net publishing product revenue.

Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. On September 12, 2006, IESA announced a multi-step debt restructuring plan, subject to its shareholders’ approval, which would significantly reduce its debt and provide liquidity to meet its operating needs. On November 15, 2006, IESA shareholders approved the debt restructuring plan, permitting IESA to execute on this plan. As of March 31, 2008, IESA has raised 150 million Euros, of which approximately 40 million Euros has paid down outstanding short-term and long-term debt. The remaining 100 million euros (less approximately 6 million Euro in fees) will be committed to fund IESA’s development program. Although this recent transaction has brought in additional financing, IESA’s ability to fund, among other things, its subsidiaries’ operations remains limited. Our results of operations could be materially impaired if IESA fails to fund Atari Interactive, as any delay or cessation in product development could materially decrease our revenue from the distribution of Atari Interactive and IESA products. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows.

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

See Agreement and Plan of Merger under Note 1.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Related Party Transactions

The following table provides a detailed break out of related party amounts within each line of our consolidated statements of operations (in thousands):

	Years Ended
	March 31,
Income (Expense)	2007	2008

Net revenues	$122,285	$80,131

Related party activity:
Royalty income(1)	5,243	2,599
License income(1)	2,464	6,522
Sale of goods	972	953
Production, quality and assurance testing and other services	3,576	2,308

Total related party net revenues	12,255	12,382

Cost of goods sold	(72,629)	(40,989)

Related party activity:
Distribution fee for Humongous, Inc. products	(5,318)	(7,885)
Royalty expense(2)	(11,365)	(4,619)

Total related party cost of goods sold	(16,683)	(12,504)

Research and product development expenses	(30,077)	(13,599)

Related party activity:
Development expenses(3)	(7,224)	(294)
Related party allocation of executive resignation agreement	(771)	—
Other miscellaneous development expenses	(229)	6

Total related party research and product development Expenses	(8,224)	(288)

Selling and distribution expenses	(25,296)	(19,411)

Related party activity:
Miscellaneous purchase of services	(151)	—

Total related party selling and distribution expenses	(151)	—

General and administrative expenses	(21,788)	(17,672)

Related party activity:
Management fee revenue	3,020	3,056
Management fee expense	(3,000)	(2,030)
Office rental and other services(4)	184	—

Total related party general and administrative expenses	204	1,026

Restructuring expenses	(709)	(6,541)

Related party activity:
Office rental(4)	(467)	—

Total related party restructuring expenses	(467)	—

Interest income (expense), net	301	(1,452)

Related party activity:
Related party interest on license advance(5)	—	(296)

Total related party interest income, net	—	(296)

(Loss) from discontinued operations of Reflections Interactive Ltd, net of tax provision of $7,559 and $0, respectively	(3,125)	(312)

Related party activity:
Royalty income(1)	(1,871)	—
License income(1)	556	—

Total related party (loss) from discontinued operations of Reflections Interactive Ltd, net of tax	(1,315)	—

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns. Additionally, we earn license income from related parties Glu Mobile (see below).

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada, and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.

(4)	In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten year term of the lease. During fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guaranty.

We received a $1.3 million payment for our efforts in connection with the sale-leaseback transaction. Approximately $0.6 million, an amount equivalent to a third-party broker’s commission, was recognized during fiscal 2003 as other income, while the remaining balance of $0.7 million was deferred and is being recognized over the life of the sub-lease. Accordingly, during the years ended March 31, 2007 and 2008, approximately $0.1 million of income was recognized in each period. As of March 31, 2007 and March 31, 2008, the remaining balance of approximately $0.4 million and $0.3 million, respectively, is deferred and is being recognized over the life of the sub-lease. Although the Beverly studio was closed in fiscal 2006 as part of a restructuring plan, the space was not sublet; the lease expired June 30, 2007.

Additionally, we provide management information systems services to Atari Australia for which we are reimbursed. The charge is calculated as a percentage of our costs, based on usage, which is agreed upon by the parties.

(5)	Represents interest charged to us from the license advance from the Test Drive license. See Note 1 and Test Drive Intellectual Property License below.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet

The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,
	2007	2008

Due from/(Due to) — current
IESA(1)	$(1,494)	$—
Atari Europe(2)	280	94
Eden Studios(3)	(595)	125
Atari Studio Asia(3)	(401)	—
Humongous, Inc.(4)	(2,218)	(537)
Atari Interactive(5)	(992)	(79)
Other miscellaneous net receivables	1,516	85

Net due to related parties — current	$(3,904)	$(312)

Due from/(Due to) — long-term
Atari Interactive (see Atari Trademark License below)	(1,912)	(3,576)

Net due to related parties	$(5,816)	$(3,888)

The current balances reconcile to the balance sheet as follows (in thousands):

	March 31,
	2007	2008

Due from related parties	$1,799	$885
Due to related parties	(5,703)	(1,197)

Net due to related parties — current	$(3,904)	$(312)

(1)	Balances comprised primarily from the management fees charged to us by IESA and other recharges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Represents net payables related to related party development activities.

(4)	Represents distribution fees owed to Humongous, Inc., a related party, related to sale of their product, as well as liabilities for inventory purchased.

(5)	Comprised primarily of royalties owed to Atari Interactive, offset by receivables related to management fee revenue and production and quality and assurance testing services revenue earned from Atari Interactive.

Atari Name License

In May 2003, we changed our name to Atari, Inc. upon obtaining rights to use the Atari name through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). In connection with a debt recapitalization in September 2003, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which was being amortized monthly and which became fully amortized during the first quarter of fiscal 2007. The monthly amortization was

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the total estimated cost to be incurred by us over the ten-year license period. Upon full amortization of the deferred charge, we began recording a long-term liability at $0.2 million per month, to be paid to Atari Interactive beginning in year six of the term of the license. During the year ended March 31, 2007, we recorded expense of $2.2 million, with $0.3 million expensed against the deferred charge that remained at March 31, 2006, and the remainder of the expense recorded in due to related party — long term. As of March 31, 2007, $1.9 million relating to this obligation is included in due to related party — long term. During the year ended March 31, 2008, we recorded expense of $1.7 million against due to related party — long term. As of March 31, 2008, $3.6 million relating to this obligation is included in long-term liabilities and approximately $0.6 is in short-term liabilities.

Sale of Hasbro Licensing Rights

On July 18, 2007, IESA, agreed to terminate a license under which it and we, and our sublicensees, had developed, published and distributed video games using intellectual property owned by Hasbro, Inc. In connection with that termination, on the same date, we and IESA entered into an agreement whereby IESA agreed to pay us $4.0 million. In addition, pursuant to the agreements between IESA and Hasbro, Hasbro agreed to assume our obligations under any sublicenses that we had the right to assign to it. As of March 31, 2008, we have received full payment of the $4.0 million and have recorded the same amount as other income as part of our publishing net revenues for the year ended March 31, 2008.

Test Drive Intellectual Property License

On November 8, 2007, we entered into two separate license agreements with IESA pursuant to which we granted IESA the exclusive right and license, under its trademark and intellectual and property rights, to create, develop, distribute and otherwise exploit licensed products derived from the Test Drive Franchise for a term of seven years. IESA paid us a non-refundable advance, fully recoupable against royalties to be paid under each of the TDU Agreements, of (i) $4 million under the Trademark Agreement and (ii) $1 million under the IP Agreement, both advances accrue interest at a yearly rate of 15% throughout the term of the applicable agreement (See Note 1). As of March 31, 2008, the balance of this related party license advance is approximately $5.3 million of which $0.3 million relates to accrued interest.

Related Party Transactions with Employees or Former Employees

• License Revenue from Glu Mobile

We record license income from Glu Mobile, for which a member of our Board of Directors, until October 5, 2007, Denis Guyennot, is the Chief Executive Officer of activities in Europe, the Middle East, and Africa. This results in treatment of Glu Mobile as a related party. During the year ended March 31, 2007, license income recorded from Glu Mobile was $3.0 million of which $0.6 million is included in loss for discontinued operations. As of March 31, 2007, receivables from Glu Mobile were $1.3 million. For the year ended March 31, 2008, we recorded $1.2 million of related party income related to Glu Mobile as a related party. As of March 31, 2008, we had no related party receivables from Glu Mobile. Upon the removal of Mr. Guyennot from our Board of Directors on October 5, 2007, Glu Mobile no longer is a related party.

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

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

• Consultation Agreement with Ann Kronen

On November 8, 2006, we entered into a Consulting Agreement with Ann E. Kronen, then a member of our Board of Directors (the “Kronen Agreement”) until October 5, 2007 in which Ms. Kronen was removed from our board (Note 1). The term of the Kronen Agreement commenced effective August 1, 2006 and ends on March 31, 2007, with automatic one year extensions unless terminated on thirty days notice prior to the end of the current term. Pursuant to the Consulting Agreement, Ms. Kronen will provide (i) product development, and (ii) business development and relationship management services on behalf of us, for which she will be compensated in monthly payments, and reimbursement for any reasonable and pre-approved expenses incurred in connection with such services. During fiscal 2007, we recorded approximately $0.1 million of expense related to this agreement. During fiscal 2008, we recorded and expense a settlement payment ending our contract with Ms. Kronen for a nominal amount. Including that payment, we expensed approximately $0.2 million during fiscal 2008.

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

NOTE 14 —	DEBT

Credit Facilities

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

The credit facility included provisions for a possible term loan facility and an increased revolving credit facility line in the future. The credit facility also contained financial covenants that required us to maintain

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enumerated EBITDA, liquidity, and net debt minimums, and a capital expenditure maximum. As of June 30, 2007, we were not in compliance with all financial covenants. On October 1, 2007, the lenders provided a waiver of covenant defaults as of June 30, 2007 and reduced the aggregate availability under the revolving line of credit to $3.0 million.

On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On December 4, 2007, under the Waiver Consent and Third Amendment to the Credit Facility, as part of entering the Global MOU, BlueBay raised the maximum borrowings of the Senior Credit Facility to $14.0 million. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need. As of March 31, 2008, we are in violation of our weekly cash flow covenants (see Waiver, Consent and Fourth Amendment in this Note 14 below). Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding our working capital cash requirements but there is no guarantee that we will be able to do so.

As of March 31, 2008, we have drawn the full $14.0 million on the Senior Credit Facility.

Waiver, Consent and Fourth Amendment

In conjunction with the Merger Agreement, we entered into a Waiver, Consent and Fourth Amendment to our BlueBay Credit Facility under which, among other things, (i) BlueBay agreed to waive our non-compliance with certain representations and covenants under the Credit Agreement, (ii) BlueBay agreed to consent to us entering into the a credit facility with IESA, (iii) BlueBay agreed to provide us consent in entering into the Merger Agreement with IESA, and (iv) BlueBay and us agreed to certain amendments to the Existing Credit Facility.

With the Fourth Amendment, as of April 30, 2008 and through June 24, 2008, we are in compliance with our BlueBay credit facility.

IESA Credit Agreement

On April 30, 2008, we entered into a Credit Agreement with IESA (the “IESA Credit Agreement”), under which IESA committed to provide up to an aggregate of $20 million in loan availability at an interest rate equal to the applicable LIBOR rate plus 7% per year, subject to the terms and conditions of the IESA Credit Agreement (the “New Financing Facility”). The New Financing Facility will terminate when the merger takes place or when the Merger Agreement terminates without the merger taking place. We will use borrowings under the New Financing Facility to fund our operational cash requirements during the period between the date of the Merger Agreement and the closing of the Merger. The obligations under the New Financing Facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment. We have agreed that we will make monthly prepayments on amounts borrowed under the New Financing Facility of its excess cash. We will not be able to reborrow any loan amounts paid back under the New Financing Facility other than loan amounts prepaid from excess cash. Also, we are required to deliver to IESA a budget, which is subject to approval by IESA in its commercially reasonable discretion, and which shall be supplemented from time to time.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2008, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations were as follows (in thousands):

	Contractual Obligations
	Royalty and		Operating	Capital
	License	Milestone	Lease	Lease
Fiscal Year	Advances(1)	Payments(2)	Obligations(3)	Obligations(4)	Total

2009	$100	$500	$1,567	$12	$2,179
2010	—	—	1,827	—	1,827
2011	—	—	1,768	—	1,768
2012	—	—	1,178	—	1,178
2013	—	—	1,329	—	1,329
Thereafter	—	—	12,301	—	12,301

Total	$100	$500	$19,970	$12	$20,582

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2009 through fiscal 2022. Rent expense and sublease income for the years ended March 31, 2007 and 2008, is as follows (in thousands):

	Year Ended March 31,
	2007	2008

Rent expense	$3,760	$3,889
Sublease income	$(653)	$(967)

Renewal of New York Lease

During June 2006, we entered into a new lease with our current landlord at our New York headquarters for approximately 70,000 square feet of office space for our principal offices. The term of this lease commenced on July 1, 2006 and is to expire on June 30, 2021. Upon entering into the new lease, our prior lease, which was set to expire in December 2006, was terminated. The rent under the new lease for the office space is approximately $2.4 million per year for the first five years, increases to approximately $2.7 million per year for the next five years, and increases to $2.9 million per year for the last five years of the term. In addition, we must pay for electricity, increases in real estate taxes and increases in porter wage rates over the term. The landlord is providing us with a one year rent credit of $2.4 million and an allowance of $4.5 million to be used for building out and furnishing the premises, of which $1.2 million has been recorded as a deferred credit as of March 31, 2007; the remainder of the deferred credit will be recorded as the improvements are completed, and will be amortized against rent expense over the life of the lease. A nominal amount of amortization was recorded during the year ended March 31, 2007. For the year ended March 31, 2008, we recorded an additional deferred credit of $3.3 million and amortization against the total deferred credits of approximately $0.3 million. Shortly after signing the new lease, we provided the landlord with a security deposit under the new lease in the form of a letter of credit in the initial amount of $1.7 million, which has been cash collateralized and is included in

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security deposits on our consolidated balance sheet (reduced by $0.8 million in August 2007). On August 14, 2007, we and our new landlord, W2007 Fifth Realty, LLC, amended the lease under which we occupy space in 417 Fifth Avenue, New York City, to reduce the space we occupy by approximately one-half, effective December 31, 2007. As a result, our rent under the amended lease will be reduced from its current approximately $2.4 million per year to approximately $1.2 million per year from January 1, 2008 through June 30, 2011, approximately $1.3 million per year for the five years thereafter, and approximately $1.5 million per year for the last five years of the term.

(4)	We maintain several capital leases for computer equipment. Per FASB Statement No. 13, “Accounting for Leases,” we account for capital leases by recording them at the present value of the total future lease payments. They are amortized using the straight-line method over the minimum lease term. As of March 31, 2007, the net book value of the assets, included within property and equipment on the balance sheet, was $0.1 million, net of accumulated depreciation of $0.5 million. As of March 31, 2008, the net book value of the assets was approximately $0.1 million, net of accumulated depreciation of approximately $0.6 million.

Litigation

As of March 31, 2008, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.

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

Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.

On October 26, 2006 Research in Motion Limited (“RIM”) filed a claim against Atari, Inc. and Atari Interactive, Inc. (“Interactive”) (together “Atari”) in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout (together “Breakout”) in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems. Breakout and Super Breakout are games owned by Atari Interactive, Inc. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law. In August 2007, the Court ruled against Atari’s December 2006 motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. Each party will now be required to deliver an affidavit of documents specifying all documents in their possession, power and control relevant to the issues in the Ontario action. Following the exchange of documents, examinations for discovery will be scheduled.

FUNimation License Agreement

We are a party to two license agreements with FUNimation Productions, Ltd. (“FUNimation”) pursuant to which we distribute the Dragonball Z software titles. On October 18, 2007, FUNimation delivered a notice purporting to terminate the license agreements based on alleged breaches of the license agreements. We disputed the validity of the termination notices and continued to distribute the titles covered by the license agreements. We and FUNimation settled this dispute for approximately $3.3 million which is comprised of royalty expense of $1.7 million and $1.6 million related to minimum advertising commitment shortfalls. This resulted in an additional charge of $2.8 million during the year ended March 31, 2008, recorded during the second quarter of fiscal 2008. The settlement was paid for with $2.5 million in cash during the third quarter of fiscal 2008 and a reduction of our Funimation prepaid license advance by approximately $0.8 million.

Stanley v. IESA, Atari, Inc and Atari, Inc Board of Directors

On April 18, 2008, Christian M. Stanley, a purported stockholder of Atari (“Plaintiff”), filed a Verified Class Action Complaint against us, certain of our directors and former directors, and Infogrames, in the Delaware Court of Chancery. In summary, the complaint alleges that our directors breached their fiduciary duties to our unaffiliated stockholders by entering into an agreement that allows Infogrames to acquire the outstanding shares of our common stock at an unfairly low price. An Amended Complaint was filed on May 20, 2008, updating the allegations of the initial complaint to challenge certain provisions of the definitive merger agreement. On the same day, Plaintiff filed motions to expedite the suit and to preliminarily enjoin the merger.

The Plaintiff alleges that the $1.68 per share offering price represents no premium over the closing price of our stock on March 5, 2008, the last day of trading before we announced the proposed merger transaction. Plaintiff alleges that in light of Infogrames’ approximately 51.6% ownership of us, our unaffiliated stockholders have no voice in deciding whether to accept the proposed merger transaction, and Plaintiff challenges certain of the “no shop” and termination fee provisions of the merger agreement. Plaintiff claims that the named directors are engaging in self-dealing and acting in furtherance of their own interests at the expense of those of our unaffiliated stockholders. Plaintiff asks the court to enjoin the proposed merger transaction, or alternatively, to rescind it in the event that it is consummated. In addition, Plaintiff seeks damages suffered as a result of the directors’ alleged violation of their fiduciary duties. The parties have agreed to expedited proceedings contemplating a hearing in mid-August on Plaintiff’s motion for a preliminary injunction.

We believe the suit to be entirely without merit and intend to oppose the action vigorously.

NOTE 16 —	EMPLOYEE SAVINGS PLAN

We maintain an Employee Savings Plan (the “Plan”) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Plan is available to all United States employees who meet the eligibility requirements. Under the Plan, participating employees may elect to defer a portion of their pretax earnings, up to the maximum allowed by the Internal Revenue Service with matching of 100% of the first 3% and 50% of the next 6% of the employee’s contribution provided by us. Generally, the Plan’s assets in a participant’s account will be

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributed to a participant or his or her beneficiaries upon termination of employment, retirement, disability or death. All Plan administrative fees are paid by us. Generally, we do not provide our employees any other post-retirement or post-employment benefits, except discretionary severance payments upon termination of employment. Plan expense approximated $0.2 million and $0.4 million, for the years ended March 31, 2007 and 2008, respectively.

NOTE 17 —	GAIN ON SALE OF DEVELOPMENT STUDIO ASSETS

Sale of Shiny Entertainment

In September 2006, we sold to a third party certain development assets of our Shiny studio for $1.8 million. We recorded a gain of $0.9 million, which represented the difference between the proceeds from the sale and the net book value of the property and equipment sold. There was no allocation of goodwill to Shiny as a result of this sale, as it has been determined that the Shiny studio did not constitute a business in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The gain on sale is reflected in our consolidated statements of operations for the year ended March 31, 2007.

NOTE 18 —	SALE OF INTELLECTUAL PROPERTY

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

NOTE 19 —	DISCONTINUED OPERATIONS

Sale of Reflections

In the first quarter of fiscal 2007, following the guidance established under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” management committed to a plan to sell Reflections.

In August 2006, we sold to a third party the Driver intellectual property and certain assets of Reflections for $24.0 million. We maintained sell-off rights for three months for all Driver products, excluding Driver: Parallel Lines, which we maintained until the end of the third quarter of fiscal 2007. The tangible assets included in the sale were property and equipment only. Goodwill allocated to Reflections was $12.3 million. During the second quarter of fiscal 2007, we recorded a gain in the amount of the difference between the proceeds from the sale and the book value of Reflections’ property and equipment and the goodwill allocation. The gain recorded was approximately $11.5 million, and was included in loss from discontinued operations of Reflections in the second quarter of fiscal 2007.

• Balance Sheets

At March 31, 2007, the assets of Reflections are presented separately on our consolidated balance sheet. The balances at March 31, 2007 represent assets associated with Reflections and the Driver franchise that were not included in the sale. The components of the assets of discontinued operations are as follows (in thousands):

March 31, 2007

Assets:
Prepaid expenses and other current assets	$310
Other assets	335

Total assets	$645

As of March 31, 2008, no assets are presented as discontinued operations.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Results of Operations

As Reflections represented a component of our business and its results of operations and cash flows can be separated from the rest of our operations, the results for the periods presented are disclosed as discontinued operations on the face of the consolidated statements of operations. Net revenues and (loss) from discontinued operations, net of tax, for the year ended March 31, 2007 and 2008, respectively, are as follows (in thousands):

	Year Ended March 31,
	2007	2008

Net revenues	$(630)	$—
Loss from operations of Reflections Interactive Ltd	(7,038)	(312)
Gain on sale of Reflections Interactive Ltd	11,472	—

Income before provision for income taxes from discontinued operations of Reflections Interactive Ltd	4,434	(312)
Provision for income taxes	7,559	—

Loss from discontinued operations of Reflections Interactive Ltd	$(3,125)	$(312)

NOTE 20 —	RESTRUCTURING

In fiscal 2007, restructuring expenses of $0.7 million consisted primarily of true ups to the present value of all future lease payments and sublease income recorded in fiscal 2006, as required by FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as well as additional severance and miscellaneous charges.

In fiscal 2008, we announced a plan to lower operating expenses by, among other things, reducing headcount in phases. The first reduced our workforce by 20% in May 2007 and the second in November 2007 which reduced our workforce an additional 30%. The November 2007 plan included (i) a reduction in force to consolidate certain operations, eliminate certain non-critical functions, and refocus certain engineering and support functions, and (ii) transfer of certain product development and business development employees to IESA in connection with the termination of a production services agreement between us and IESA.

The charge for restructuring is comprised of the following (in thousands):

	Years Ended March 31,
	2007	2008

Restructuring consultants and legal fees (2)	$—	$4,237
Previous periods severance expenses	87	—
May severance and retention expenses (1)	—	787
November severance and retention expenses (2)	—	1,223
Lease related costs (3)	595	294
Miscellaneous costs	27	—

Total	$709	$6,541

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of our restructuring reserve for March 31, 2007 and 2008 (in thousands):

	Balance at			Cash	Balance at
	March 31,	Accrued		Payments,	March 31,
	2006	Amounts	Reclasses	Net	2007

Short term
Severance and retention expenses (1) and (2)	$1,886	$87	$—	$(1,973)	$—
Lease related costs (3)	245	595	53	(839)	54
Miscellaneous costs	32	27	—	(59)	—

Total	2,163	709	53	(2,871)	54
Long term
Lease related costs (3)	56	—	(53)	—	3

Total	56	—	(53)	—	3

Total	$2,219	$709	$—	$(2,871)	$57

	Balance at			Cash	Balance at
	March 31,	Accrued		Payments,	March 31,
	2007	Amounts	Reclasses	Net	2008

Short term
Severance and retention expenses (1) and (2)	$—	$2,010	$—	$(1,341)	$669
Restructuring consultants and legal fees (2)	—	4,237	—	(3,147)	1,090
Lease related costs (3)	54	—	3	(57)	—

Total	54	6,247	3	(4,545)	1,759
Long term
Lease related costs (3)	3	—	(3)	—	—

Total	3	—	(3)	—	—

Total	$57	$6,247	$—	$(4,545)	$1,759

(1)	In the first quarter of fiscal 2008, management announced a plan to reduce our total workforce by 20%, primarily in general and administrative functions.

(2)	In the third quarter of fiscal 2008, as part of the removal of the Board of Directors and the hiring of a restructuring firm, management announced an additional workforce reduction of 30%, primarily in research and development and general and administrative functions. This restructuring is anticipated to cost us approximately $5.0 to $6.0 million dollars of which $1.0 to $1.5 million would relate to severance arrangements (See Note 1).

(3)	As part of a restructuring plan implemented in fiscal 2005, we recorded the present value of all future lease payments, less the present value of expected sublease income to be recorded, primarily for the Beverly and Santa Monica offices, in accordance with FASB Statement No. 146. Through the remainder of the related leases, FASB Statement No. 146 requires us to record expense to adjust the present value recorded in 2005 to the actual expense and income recorded for the month.

NOTE 21 —	OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

We have three reportable segments: publishing, distribution and corporate. Our publishing segment is comprised of business development, strategic alliances, product development, marketing, packaging, and sales of video game software for all platforms. Distribution constitutes the sale of other publishers’ titles to various mass

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following summary represents the consolidated net revenues, operating (loss) income, depreciation and amortization, and interest expense, net, by reportable segment for the years ended March 31, 2007 and 2008 (in thousands):

	Publishing	Distribution	Corporate	Total

Year ended March 31, 2007:
Net revenues	$104,650	$17,635	$—	$122,285
Operating (loss) income (1) (2) (3)	(52,003)	1,145	(26,077)	(76,935)
Depreciation and amortization	(517)	—	(2,451)	(2,968)
Interest income, net	—	139	162	301
Year ended March 31, 2008:
Net revenues	$69,755	$10,376	$—	$80,131
Operating income (loss) (1)	3,423	2,403	(21,147)	(15,321)
Depreciation and amortization	(173)	—	(1,390)	(1,563)
Interest expense, net	—	—	(1,452)	(1,452)

(1)	Operating (loss) for the Corporate segment for the years ended March 31, 2007 and 2008 excludes restructuring charges of $0.7 million and $6.5 million, respectively. Including restructuring charges, total operating loss for the years ended March 31, 2007 and 2008 is $77.6 million and $21.9 million, respectively.

(2)	Operating (loss) for the publishing segment for the year ended March 31, 2007 includes a gain on the sale of intellectual property of $9.0 million and a gain on the sale of development studio assets of $0.9 million.

(3)	Operating (loss) for the publishing segment for the year ended March 31, 2007 includes impairment of goodwill of $54.1 million.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by product are as follows (in thousands):

	March 31,
	2007	2008

Publishing net product revenues:
Console
PlayStation 2	$31,047	$17,475
Xbox 360	10,582	431
Nintendo Wii	7,346	9,822
Plug and play	2,449	21
Xbox	262	208
Game Cube	175	1

Total console	51,861	27,958
Handheld
PlayStation Portable	6,647	6,290
Game Boy Advance	3,410	13
Nintendo DS	1,749	3,599
Game Boy Color	—	16

Total handheld	11,806	9,918
PC	23,788	14,888

Total publishing net product revenues	87,455	52,764
International royalty income (Note 13)	5,243	2,599
Licensing and other income	11,952	14,392

Total publishing net revenues	104,650	69,755
Distribution net revenues	17,635	10,376

Total net revenues	$122,285	$80,131

Information about our operations in the United States and Europe (revenue based on location product is shipped from) for the years ended March 31, 2007 and 2008 are presented below (in thousands):

	United States	Europe	Total

Year ended March 31, 2007:
Net revenues(1)	$122,285	—	$122,285
Operating (loss)(2)	(74,873)	(2,771)	(77,644)
Capital expenditures(3)	837	8	845
Total assets(4)	42,049	770	42,819
Year ended March 31, 2008:
Net revenues(1)	$80,131	—	$80,131
Operating (loss) income(2)	(21,899)	37	(21,862)
Capital expenditures(3)	407	—	407
Total assets(4)	32,774	659	33,433

(1)	United States net revenues include royalties on sales of our product sold internationally. For the years ended March 31, 2007 and 2008 the royalties were $5.2 million and $2.6 million, respectively.

ATARI, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Operating income (loss) for Europe for the years ended March 31, 2007 and 2008 includes operating expenses of $4.7 million and $0.3 million, respectively, for the Reflections studio, which was sold to a third party in the second quarter of fiscal 2007 (Note 19). These expenses are included in (loss) from discontinued operations for each period presented.

(3)	Capital expenditures for Europe for all periods presented are property and equipment purchases for the Reflections studio, which is presented as a discontinued operation for the year ended March 31, 2007, and was sold to a third party in the second quarter of fiscal 2007 (Note 19).

(4)	Total assets for Europe for the years ended March 31, 2007 and 2008 include assets of $0.6 million and $0.5 million, respectively, for the Reflections studio, which was sold to a third party in the second quarter of fiscal 2007 (Note 19). The assets are included in assets of discontinued operations for the year ended March 31, 2007.

NOTE 22 —	UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for the fiscal year ended March 31, 2007 is as follows (in thousands, except per share amounts):

	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2007

Net revenues	$19,474	$28,588	$47,277	$26,946
Operating (loss) income	(4,713)	(9,623)	1,711	(65,019)
(Loss) income from continuing operations	(4,759)	(4,477)	1,082	(58,432)
(Loss) income from discontinued operations of Reflections Interactive Ltd, net of tax	(2,537)	4,410	(1,727)	(3,271)
Net (loss)	(7,296)	(67)	(645)	(61,703)
Basic and diluted (loss) income from continuing operations per share	$(0.35)	$(0.33)	$0.08	$(4.33)
Basic and diluted (loss) income from discontinued operations of Reflections Interactive Ltd, net of tax, per share	$(0.19)	$0.32	$(0.13)	$(0.24)
Basic and diluted net (loss) per share	$(0.54)	$(0.01)	$(0.05)	$(4.57)
Weighted average shares outstanding — basic and diluted	13,477	13,478	13,478	13,478

ATARI, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

		Additions	Additions	Deductions/
	Balance	Charged to	Charged to	or Reclasses	Balance
	Beginning	Net	Operating	to Accrued	End
Description	of Period	Revenues	Expenses	Liabilities	of Period

Allowance for bad debts, returns, price protection and other customer promotional programs:
Year ended March 31, 2008	$14,148	$15,571	$168	$(27,975)	$1,912

Year ended March 31, 2007	$30,918	$22,428	$269	$(39,467)	$14,148

		Additions	Additions
	Balance	Charged to	Charged to		Balance
	Beginning	Cost of	Operating		End
Description	of Period	Goods Sold	Expenses	Deductions	of Period

Reserve for obsolescence:
Year ended March 31, 2008	$1,859	$2,511	$—	$(656)	$3,714

Year ended March 31, 2007	$2,427	$2,486	$—	$(3,054)	$1,859