Form 10-K/A
period 2008-03-31
ATARI INC
filed 2008-07-29
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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
Documents Incorporated by Reference
     None.

EXPLANATORY PARAGRAPH
           This Amendment No. 1 on Form 10-K/A for the year ended March 31, 2008 is being filed to provide the information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K.
ATARI, INC. AND SUBSIDIARIES
MARCH 31, 2008 ANNUAL REPORT ON FORM 10-K/A

This Amendment No. 1 to our Annual Report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  We caution readers regarding forward-looking statements in this Report, press releases, securities filings, and other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and expected future results of operations or financial position, made in this Amendment No.1 to our Annual Report on Form 10-K/A are forward looking.  The words “believe”, “expect”, “anticipate”, “intend” and similar expressions generally identify forward-looking statements.  These forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those anticipated by any forward-looking statements made by, or on behalf of, us.  We will not necessarily update information if it later turns out that what occurs is different from what was anticipated in a forward-looking statement. For a discussion of some factors that could cause our operating results or other matters not to be as anticipated by forward-looking statements in this document, please see Item 1A entitled “Risk Factors” on pages 13 to 18 of our 2008 Annual Report on Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
          Our board of directors consists of five members, who have been elected to serve until our next Annual Meeting of Stockholders. Each executive officer will serve until his resignation or his replacement or removal by our Board of Directors. None of these persons has been convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors), and none of these persons has been a party to any judicial or administrative proceeding during the past five years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws. No petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of, any of our directors or officers, or any partnership in which any of our directors or officers was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors or officers was an executive officer at or within two years before the time of such filing. There are no family relationships among our directors or officers. The following information about the directors and executive officers of us is based, in part, upon information provided by such persons.
Directors
          Eugene I. Davis (53) has served as a director on our Board since October 2007. Mr. Davis has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm, since 1997. PIRINATE specializes in turnaround management, merger and acquisition consulting and strategic planning advisory services for public and private business entities. From 2001 to 2004, Mr. Davis served in various executive positions at RBX Industries, Inc., including Chairman, Chief Executive Officer and President. RBX Industries, Inc. filed a voluntary petition for reorganization under Chapter 11 in March 2004. He presently serves as a director of Atlas Air Worldwide Holdings, Inc., Foamex International, Inc., American Commercial Lines, Inc., Footstar, Inc., Haights Cross Communication, Knology, Inc., Delta Airlines, Inc., Viskase Companies Inc., Solutia Inc. and Silicon Graphics, Inc. Mr. Davis is a U.S. citizen.
          Wendell H. Adair, Jr. (64) has served as a director on our Board since October 2007. He is a member of M&A Development Company LLC, a real estate development firm located at 5682 Sawyer Road, Sawyer, Michigan 49125. He is a senior lawyer with 35 years of experience specializing in restructuring and corporate finance. Until April 2006, he held Senior Partner positions at leading US law firms, including Stroock & Stroock & Lavan LLP from September 1999 to April 2006 and McDermott, Will & Emery from September 1989 to September 1999. He has previously served on the boards of private companies and has advised corporate boards with respect to governance, fiduciary duty and financing matters. Mr. Adair is a U.S. Citizen.
          Evence-Charles Coppee (55) has served as a director on our Board since November 2005. Mr. Coppee was a director of our majority stockholder, Infogrames Entertainment S.A., or IESA, until March 2008 and served as a Deputy Chief Operating Officer of IESA until May 2007. From 1996 to 2005, he served as Executive Vice President and joint Managing Director of the daily “Liberation”. From 1987 to 1996, Mr. Coppee held various positions with the French conglomerate Chargeurs (and Pathe). Prior to that, Mr. Coppee was a Manager with the Boston Consulting Group. Mr. Coppee also is currently a director of Lafarge Ciment. Mr. Coppee is a Belgian citizen.
          Bradley E. Scher (47) has served as a director on our Board since October 2007. He is the managing member of Ocean Ridge Capital Advisors, LLC, a financial advisory company established to assist investors, managements and boards of directors of financially and/or operationally underperforming companies, located at 56 Harrison Street, New Rochelle, NY 10801. He has held this position since 2002. From 1990 to 1996 and 1996 to 2002, he managed portfolios of distressed investments at Teachers Insurance and Annuity Association of America and PPM America, Inc., respectively. He currently and has previously served on the boards of several private companies. Mr. Scher is a U.S. citizen.
          James B. Shein (65) has served as a director on our Board since October 2007. He is Professor of Management & Strategy at Northwestern University’s Kellogg School of Management located at 2001 Sheridan Road, Evanston, IL 60208. He has held this position since 2002. Since 1997, Mr. Shein has also been counsel at McDermott, Will & Emery, with primary areas of practice including corporate financial and operating restructurings, business startups and acquisitions, and fiduciary duties of officers and directors. From 1994 to 1997, he was president of J.S. Associates, a consulting firm providing turnaround advice to public and private manufacturing and service companies. Between 1990 and 1994, he was the president and chief executive officer of R.C. Manufacturing. Mr. Shein is a U.S. citizen.

Changes in Directors During Fiscal 2008
          On October 5, 2007, California U.S. Holdings, Inc., our majority stockholder and a wholly-owned subsidiary of IESA, removed James Ackerly, Ronald C. Bernard, Michael G. Corrigan, Denis Guyennot, and Ann E. Kronen from our Board of Directors via written stockholder consent.
          On October 10, 2007, Wendell H. Adair, Jr. and Eugene I. Davis were elected to our Board of Directors. On October 11, 2007 and October 12, 2007, James B. Shein and Bradley E. Scher, respectively, were elected to our Board of Directors.
          Effective as of March 21, 2008 and April 16, 2008, Thomas Schmider and Jean-Michael Perbet, respectively, resigned as members of our Board of Directors.
Executive Officers
          Jim Wilson, Arturo Rodriguez and Timothy Flynn were our only executive officers at July 28, 2008. Set forth below is information about Messrs. Wilson, Rodriguez and Flynn.

Name	Age	Position
Jim Wilson	43	Chief Executive Officer and President
Arturo Rodriguez	33	Chief Financial Officer (Acting), Vice President and Controller
Timothy Flynn	54	Senior Vice President of Sales
          Jim Wilson has been our Chief Executive Officer and President since March 31, 2008. From 2007 to 2008, Mr. Wilson served as the President of Rolo Media, LLC. From 2005 to 2007, Mr. Wilson served as Executive Vice President and General Manager of Sony Wonder, Sony BMG’s home entertainment business. From 1996 to 2003, Mr. Wilson served as President of Universal Interactive, Inc. and, after the acquisition of Universal Interactive, Inc. by Vivendi, as Executive Vice President of Worldwide Studios for Vivendi Universal Games.
          Arturo Rodriguez has been our Vice President — Controller since February 21, 2006 and has served as our acting Chief Financial Officer since May 16, 2007. Mr. Rodriguez joined us in June 2000 as Senior Manager of Financial Reporting. Since then, he has held the positions of Senior Manager of Accounting and Financial Reporting, Director of Accounting and Financial Reporting, Assistant Controller — Accounting and Financial Reporting and Vice President of Accounting and Financial Reporting. Prior to joining us, Mr. Rodriguez worked for Arthur Andersen LLP. Mr. Rodriguez is a New York State Certified Public Accountant.
          Timothy Flynn has been our Senior Vice President of Sales since June 9, 2008. Prior to joining us, Mr. Flynn served as Vice President of Sales — The Americas for Capcom U.S.A., Inc., where he helped restructure and grow the third-party video game publisher. Prior to joining Capcom, Mr. Flynn was Vice President of U.S. Sales at Hip Interactive, Inc. Before that he spent four years at Sega of America, Inc., most recently as Director of North American Sales and two years at Psygnosis, Inc., where he served as Eastern Regional Sales Director.
Employment Agreements
          Employment Agreement with Jim Wilson. On March 31, 2008, we entered into an employment letter agreement with Mr. Wilson, under which Mr. Wilson is to serve as our Chief Executive Officer and President. Under the Agreement, Mr. Wilson will receive an annual base salary of $400,000. Mr. Wilson will be eligible to receive an annual bonus of up to 200% of his then-current annual base salary, depending on the attainment of certain individual and our performance goals established by our board of directors for the applicable fiscal year. For the fiscal year ending March 31, 2009, Mr. Wilson is guaranteed $120,000 of his annual bonus for such fiscal year provided that he is actively employed on March 31, 2009. Under the Agreement, Mr. Wilson has been granted options to purchase 687,146 shares of our common stock, with an exercise price per share equal to $1.4507. Unless vesting is otherwise accelerated, such options shall vest 6.25% per quarter (commencing with the quarter ending June 30, 2008). Any unvested options shall become fully vested and exercisable in the event of a change of control (other than with respect to the merger). If the merger is completed, we have agreed to use our best efforts to cause IESA to agree to grant to Mr. Wilson a stock option with respect to shares of IESA in substitution of his currently outstanding option to acquire our common stock. Such option to acquire shares of IESA shall have a present value approximately equal to the present value of the option to acquire our stock using Black-Scholes or another reasonable option valuation methodology.

          Letter Agreement with Arturo Rodriguez. On January 29, 2008, we entered into a letter agreement with Arturo Rodriguez regarding his employment with us and his compensation. Mr. Rodriguez is our Vice President — Controller and has served as our acting Chief Financial Officer since May 16, 2007. Under the terms of the letter agreement, Mr. Rodriguez is entitled to a retention bonus equal to three months his current base salary (the “Retention Bonus”) in exchange for his commitment to continued employment with us through the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The Retention Bonus would be paid within ten business days following the earliest of (i) the termination of his employment by us, (ii) the filing of the March 31, 2008 Form 10-K and (iii) July 31, 2008 (the earliest such date, the “Trigger Date”). After the Trigger Date, Mr. Rodriguez may separate his employment from us with no less than fifteen days’ notice, after which he would be entitled to receive severance of twenty-six weeks of his current base salary and current elected benefits.
          Letter Agreement with Timothy Flynn. On May 17, 2008, we entered into a letter agreement with Timothy Flynn, under which Mr. Flynn is to serve as our Senior Vice President of Sales. Under the terms of the letter agreement, Mr. Flynn will receive an annual base salary of $250,000. Mr. Flynn will be eligible to receive an annual bonus of up to 40% of his then-current annual base salary, depending on the attainment of certain individual and our performance goals established by our board of directors for the applicable fiscal year. Under the terms of the letter agreement, Mr. Flynn is entitled to a sign on bonus equal to 10% of his current base salary (the “Sign On Bonus”) that is payable once he completes 60 days of continuous employment with us. Should Mr. Flynn voluntarily terminate his employment with us or be terminated for cause by us within on year of his hire date, Mr. Flynn would be required to repay the total gross amount of the Sign On Bonus. Under the letter agreement, Mr. Flynn has been granted options to purchase 20,000 shares of our common stock, with an exercise price per share equal to $1.64. Unless vesting is otherwise accelerated, 25% of such options shall vest upon the first anniversary of his hire date and thereafter vest 6.25% per quarter (commencing with the quarter ending June 30, 2009). Any unvested options shall become fully vested and exercisable in the event of a change of control (other than with respect to the merger). If the merger is completed, we have agreed to use its best efforts to cause IESA to agree to grant to Mr. Flynn a stock option with respect to shares of IESA in substitution of his currently outstanding option to acquire our common stock. Such option to acquire shares of IESA shall have a present value approximately equal to the present value of the option to acquire our stock using Black-Scholes or another reasonable option valuation methodology.
Changes in Executive Officers During Fiscal 2008
          Until November 13, 2007, when he resigned, David Pierce was our Chief Executive Officer and President. Jean-Marcel Nicolai was a Senior Vice President until he terminated his employment with us, and became an employee of Atari Interactive (a wholly owned subsidiary of IESA) when his Employment Agreement with us terminated on August 31, 2007. Mr. Nicolai has since terminated his employment with Atari Interactive.
          From October 10, 2007 to April 2, 2008, Curtis G. Solsvig III, served as our Chief Restructuring Officer. Mr. Solsvig works at AlixPartners LLC, which was retained to assist us in evaluating and implementing strategic and tactical options through our restructuring process. Mr. Solsvig did not receive any compensation as an employee of us, but rather we paid AlixPartners for services rendered by Mr. Solsvig.
Committees
          Our Board of Directors directs the management of our business and affairs, but it has delegated some of its functions to an Audit Committee, a Compensation Committee and a Special Committee. In addition, from time to time, our Board may establish special committees to address specific transactions or issues.
          Audit Committee and “Audit Committee Financial Expert”
          Our Audit Committee reviews the adequacy of our internal controls. It is responsible for appointing and determining the compensation of the independent registered accounting firm that audits our financial statements and it reviews the scope and results of annual audits and other services provided by our independent public accountants. The Audit Committee also performs certain other functions that are required under the Sarbanes-Oxley Act of 2002, SEC rules or Nasdaq Marketplace Rules. One of its functions is to review all transactions between IESA (our indirect 51% shareholder) or its subsidiaries and us or our subsidiaries, other than day to day transactions pursuant to Distribution Agreements that already have been approved by the Committee and by our entire Board of Directors.
          Our Audit Committee is currently composed of Messrs. Adair, Scher, Shein, and Davis, each an independent director, as required by the NASDAQ Marketplace Rules and SEC rules. Mr. Adair serves as the Chairman of the Audit Committee. The Audit Committee and our Board have determined that Mr. Davis is an “audit committee financial expert,”

as that term is defined in SEC rules.
          Compensation Committee
          Our Compensation Committee (i) oversees our compensation plans, employee stock option plans, employee stock purchase plans, and programs and policies for executive officers, (ii) monitors the performance and compensation of executive officers and other key employees, and (iii) monitors related decisions concerning matters of executive compensation.
          During fiscal 2008, the Compensation Committee was initially composed of James Ackerly, Bruno Bonnell and Michael Corrigan, with Ann Kronen serving in a non-voting capacity. Mr. Bonnell resigned from the Board effective as of April 4, 2007 and each of Mr. Ackerly, Mr. Corrigan and Ms. Kronen were removed from the Board effective as of October 5, 2007. Effective as of October 2007, our Compensation Committee is composed of Messrs. Adair, Shein, and Scher and Mr. Shein serves as Chairman of the Compensation Committee. All of the directors currently serving as members of the Committee are independent.
          Our Board of Directors adopted an amended Compensation Committee Charter during fiscal 2004, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2004.
          Special Committee
          Our Special Committee was formed in May 2006 to review and approve any transaction that is outside the ordinary course of business and would materially impact stockholder value, including (i) evaluating and responding to proposals (including any proposal by IESA or its affiliated entities to acquire us or any of our material assets, (ii) reviewing all other material transactions outside the ordinary course of our business to the extent they may affect IESA or its affiliated entities differently from the way the affect us, and (iii) reviewing all transactions or contracts (including modifications of existing contracts, relationships or understandings) with IESA and any other related party transactions.
          Our Special Committee is currently composed of Messrs. Davis, Adair, Shein, and Scher, all of whom are independent.
Director Nominations
          Our Board does not delegate the responsibility of nominating potential new directors to a separate nominating committee because our Board believes that all directors should be involved in this process.
          Our Board believes that potential nominees should be individuals with high standards of ethics and integrity who are committed to representing the interests of the stockholders through the exercise of sound judgment. They should have broad business or professional experience that will allow them to contribute to our Board’s discussions and decisions, and they should be able to devote sufficient time and energy to the performance of the duties of a director. Because IESA owns a majority of our outstanding shares, for a number of years some (but not a majority) of our directors have been officers of IESA. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge, and abilities that will enable our Board of Directors to fulfill effectively all its responsibilities. Board candidates who may become members of the Audit Committee must also have the financial experience necessary to perform their duties and to satisfy the requirements of the SEC rules and NASDAQ rules relating to Audit Committees. In the event there is a vacancy on our Board of Directors, our Board considers candidates recommended by current directors, officers, professional advisors, employees and others.
          Our By-Laws contain procedures and requirements for stockholder nominations of directors.
Stockholder Communications with our Board
          Our Board of Directors will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Under procedures approved by a majority of our independent directors, communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the Chairman of our Board of Directors (or in the absence of a Chairman of our Board, any of our directors) considers to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances or matters as to which we tend to receive repetitive or duplicative communications.
          Our Audit Committee has adopted Procedures for Complaints. They provide for confidential communications on either an identified or anonymous basis to be made to the Audit Committee, via email, our complaint hotline or through our Vice President and General Counsel who will forward all communications to the Audit Committee.
          Atari stockholders may send communications to our Board of Directors as a whole, to the independent directors as a group, to any Board committee, or to any individual member of the Board by writing c/o Kristina K. Pappa, Vice President, Secretary and General Counsel, Atari, Inc., 417 Fifth Avenue, New York, New York 10016 and specifying the intended recipients. Inquiries sent by mail will be reviewed, sorted and summarized by Ms. Pappa or her designee before they are forwarded to our Board or the applicable committee or individual director(s).
Code of Ethics
          We have adopted a Code of Ethics, Standards of Conduct and Confidentiality that applies to directors, executive officers, and all other employees, including senior financial personnel. We will make copies of our Code of Ethics available to stockholders upon request. Any such request should be either sent by mail to Atari, Inc., 417 Fifth Avenue, New York, New York 10016, Attn: General Counsel or made by telephone by calling our General Counsel at (212) 726-6500.
Section 16(a) Beneficial Ownership Reporting Compliance
          Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, officers and stockholders who beneficially own more than 10% of our Common Stock are required to file with the SEC initial reports of ownership and reports of changes in ownership with respect to our equity securities and to furnish us with copies of all reports they file.
          Based solely on our review of the copies of such reports that we received, we believe that during our 2008 fiscal year, each such reporting person filed all the required reports in a timely manner.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal 2008
          The following table summarizes the compensation we paid during fiscal 2008 to David Pierce, who was our principal executive officer during part of the fiscal year until his resignation on November 13, 2007, Jim Wilson, who was our principal executive officer during part of the fiscal year when he became our Chief Executive Officer and President as of March 31, 2008, Jean-Marcel Nicolai, who was our senior vice president and chief technology officer during part of the fiscal year until his resignation on August 31, 2007, to Bruno Bonnell, who was our chief creative officer and acting chief financial officer during part of the fiscal year until his resignation on April 4, 2007, and Arturo Rodriguez, who was acting principal financial officer during part of the fiscal year when he became our Chief Financial Officer as of May 16, 2007 (these people together being referred to as the Named Executive Officers).

							Change in
							Pension
							Value and
							Nonqualified
						Non Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	(S)	($)	($)	($)	($)	($)	($)		($)
David Pierce President and CEO	2008	316,364	—	—	48,449	—	—	218,444	(1)	583,257
(former)	2007	345,455	—	—	63,475	—	—	6,875	(2)	415,805
Jim Wilson	2008	1,538	—	—	382	—	—	—		1,520
President and CEO	2007	—	—	—	—	—	—	—		—
Jean-Marcel Nicolai SVP, Chief Technology	2008	70,861	—	—	26,558	—	—	88,693	(3)	186,112
Officer (former)	2007	280,000	—	—	90,863	—	—	194,242	(4)	565,105
Bruno Bonnell Acting CFO and Chief	2008	8,446	—	—	—	—	—	114,817	(5)	123,263
CreativeOfficer (former)	2007	640,951	—	—	991,875	—	—	236,567	(5)	1,869,393

							Change in
							Pension
							Value and
							Nonqualified
						Non Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(S)	($)	($)	($)	($)	($)	($)	($)
Arturo Rodriguez Chief Financial Officer (Acting), Vice President	2008	177,448	18,800 (6)	—	11,958	—	—	3,441 (7)	211,647
and Controller	2007	—	—	—	—	—	—	—	—

(1)	Consists of vacation payout of $18,230 and severance payment of $200,214.

(2)	Consists of a Section 401(k) match of $6,000 and life insurance premiums of $875.

(3)	Consists of housing costs borne by us and related tax gross up of $76,932, vacation payout of $9,961 and 401(k) match of $1,800.

(4)	Consists of housing costs borne by us and related tax gross up of $136,261, children’s education costs borne by us and related tax gross up of $51,982 and Section 401(k) match of $6,000.

(5)	Consists of housing costs borne by us and related tax gross up.

(6)	Consists of a discretionary bonus that was granted in fiscal 2007 and paid in fiscal 2008.

(7)	Consists of a Section 401(k) match of $3,441.
Grants of Plan-Based Awards
          The following table summarizes the Plan-Based Awards made to the Named Executive Officers during fiscal 2008.

All Other
								All Other	Option
								Stock	Awards:	Exercise
					Estimated Future Payouts			Awards:	Number of	or Base	Grant
	Estimated Future Payouts Under				Under Equity Incentive Plan			Number of	Securities	Price of	Date Fair
	Non-Equity Incentive Plan Awards				Awards			Shares	Underlying	Option	Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock	Options	Awards	Stock and
Name	Date	($)	($)	($)	($)	($)	($)	(#)	($)	($/Sh)	Option Awards
David Pierce	N/A	—	—	—	—	—	—	—	—	—	—
Jim Wilson	3/31/08	—	—	—	—	—	—	—	687,146	$1.45	$562,429
Jean-Marcel Nicolai	N/A	—	—	—	—	—	—	—	—	—	—
Bruno Bonnell	N/A	—	—	—	—	—	—	—	—	—	—
Arturo Rodriguez	N/A	—	—	—	—	—	—	—	—	—	—
Outstanding Equity Awards at Fiscal Year-End
          The following table summarizes the equity awards held by the Named Executives on March 31, 2008.

	Option Awards					Stock Awards
Equity
Incentive
Plan
Awards:
			Equity					Equity	Market or
			Incentive					Incentive Plan	Payout
			Plan					Awards:	Value of
	Number of	Number of	Awards:					Number of	Unearned
	Securities	Securities	Number of			Number of		Unearned	Shares,
	Underlying	Underlying	Securities			Shares or	Market Value	Shares, Units	Units or
	Unexercised	Unexercised	Underlying	Option		Units of Stock	of Shares or	or Other	Other
	Options	Options	Unearned	Exercise	Option	that Have Not	Units of Stock	Rights that	Rights that
	(#)	(#)	Options	Price	Expiration	Vested	that Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	Vested	Vested	Vested ($)
David Pierce	—	—	—	—	—	—	—	—	—
Jim Wilson	—	687,146	—	1.45	3/31/2018	—	—	—	—
Jean-Marcel Nicolai	—	—	—	—	—	—	—	—	—
Bruno Bonnell	—	—	—	—	—	—	—	—	—
Arturo Rodriguez	200	—	—	51.875	9/22/2010	—	—	—	—
	138	62	—	29.4	6/17/2015	—	—	—	—
	3,744	6,256	—	7.4	7/25/2016	—	—	—	—
	469	781	—	7.4	7/25/2016	—	—	—	—

Option Exercises and Stock Vested
          No stock options were exercised, and no stock awards vested, with regard to any of the Named Executive Officers during fiscal 2008.
Pension Benefits
          We do not have any pension plans, and therefore, no pension benefits provided by us or any of our subsidiaries were received by, or accrued for, any of the Named Executive Officers during fiscal 2008. We have a Section 401(k) plan under which we will match 100% of an employee’s contributions up to 3% of the employee’s eligible compensation and will match 50% of an employee’s contributions between 3% and 9% of the employee’s eligible compensation, up to a total of $6,000 for an employee in a calendar year. During fiscal 2008, we made matching payments of $1,800 and $3,441 with regard to each of Jean-Marcel Nicolai and Arturo Rodriguez, respectively.
Nonqualified Deferred Compensation
          None of the Named Executive Officers received during fiscal 2008, or became entitled during fiscal 2008 to receive in the future, any deferred compensation.
Director Compensation
          Directors who are also employed by us, IESA or any of their respective subsidiaries do not receive any compensation for their service on our Board of Directors. Currently, the non-employee directors are Mr. Adair, Mr. Coppee, Mr. Davis, Mr. Shein, and Mr. Scher. During fiscal 2008, each non-employee director serving on our Board of Directors received the following:
•	an annual retainer of $25,000;

•	an additional annual retainer of $25,000 for the chairman of the Board of Directors;

•	an additional annual retainer of $7,500 for the chairman of each of the audit committee, compensation committee and chief executive officer search committee of the Board of Directors;

•	an additional annual retainer of $25,000 for the chairman of the special committee of the Board of Directors;

•	an additional annual retainer of $10,000 for all members of the special committee of the Board of Directors;

•	a fee for each Board meeting attended ($2,000 for attending in person and $1,000 for attending via phone);

•	a fee for each committee meeting attended ($2,000 for attending in person and $1,000 for attending via phone);

•	an annual stock option grant for 1,000 shares of our Common Stock; and

•	upon joining the Board of Directors, a one-time stock option grant for 2,500 shares of our Common Stock.
          The following table summarizes the compensation we provided during fiscal 2008 to our directors who were not employed by us or by IESA:
Non-Employee Director Compensation Table

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
James Ackerly	63,697	—	10,106	—	—	—	73,803
Ronald C. Bernard	62,362	—	391	—	—	615 (1)	63,368
Michael G. Corrigan	64,029	—	391	—	—	6,043 (1)	70,463

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Denis Guyennot	21,843	—	382	—	—	—	22,225
Ann E. Kronen	32,842 (2)	—	8,958	—	—	—	41,800
Evence Charles Coppee	18,500	—	256	—	—	—	18,756
Wendell H. Adair, Jr.	39,250	—	3,067	—	—	3,407 (1)	45,724
Eugene I. Davis	56,375	—	3,067	—	—	10,373 (1)	69,815
James B. Shein	38,125	—	3,067	—	—	—	41,192
Bradley E. Scher	34,500	—	3,067	—	—	—	37567

(1)	Consists of travel expenses.

(2)	Does not include the consulting fees described under “Consulting Agreement with Ann E. Kronen.”
Consulting Agreement with Ann E. Kronen
          We had a consulting agreement with Ann E. Kronen (the “Kronen Agreement”) under which we engaged Ms. Kronen to provide product consultation services, business development and relationship management services with potential and existing business partners that are located on the West Coast. That agreement was terminated in January 2008. In fiscal 2008, Ms. Kronen received $165,000 for services under the Kronen Agreement. In addition, Ms. Kronen was reimbursed for travel expenses incurred in connection with her rendering of those services.
Compensation Committee Interlocks and Insider Participation
          During fiscal 2008, the Compensation Committee of our Board of Directors was composed of Mr. Adair, Mr. Davis, and Mr. Shein, with Mr. Shein as the Chairman. No member of the Compensation Committee is or was formerly an officer or an employee of us. No executive officer serves as a member of our board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board, nor has such interlocking relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The table below contains information regarding the beneficial ownership of shares of our common stock by each person or entity known by us to beneficially own 5% or more of the total number of outstanding shares of our common stock as of June 13, 2008. The table below also contains information regarding the beneficial ownership of shares of our common stock as of June 13, 2008 by all executive officers and directors of us.

	Amount and Nature of
	Beneficial Ownership of
	Shares of Common
Name and Address of Beneficial Owner(1)	Stock(2)		Percentage**
Geater Than 5% Holders
Infogrames Entertainment S.A.	6,952,248	(3)	51.58%
California U.S. Holdings, Inc.	6,952,248	(4)	51.58%
The BlueBay Multi-Strategy (Master) Fund Limited	6,952,248	(5)	51.58%
The BlueBay Value Recovery (Master) Fund Limited	6,952,248	(5)	51.58%
CCM Master Qualified Fund, Ltd.	1,264,145	(6)	9.40%
Morgan Stanley	1,124,282	(7)	8.30%
Morgan Stanley & Co. Incorporated	724,098	(7)	5.40%
Our Executive Officers and Directors
Wendell H. Adair, Jr.	—		*
Evence-Charles Coppee	—		*
Eugene I. Davis	—		*
Timothy J. Flynn	—		*
Arturo Rodriguez	4,551	(8)	*
Bradley E. Scher	—		*
James B. Shein	—		*
Jim Wilson	42,946	(8)	*
All our named executive officers and directors of as a group (14 persons)	47,947	(9)	*

*	Less than 1%.

**	As of June 13, 2008, 13,477,920 shares of Common Stock were outstanding, not including shares issuable upon exercise of outstanding options.

(1)	Unless otherwise stated in the applicable footnote, the address for each beneficial owner is c/o Atari, Inc., 417 Fifth Avenue, New York, New York 10016.

(2)	For purposes of this table, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, to the best of the Company’s knowledge, the beneficial owners of shares of Common Stock listed above have sole investment and voting power with respect to such shares, subject to community property laws where applicable. In addition, for purposes of this table, a person or group is deemed to have “beneficial ownership” of any shares that such person has the right to acquire within 60 days following June 13, 2008. Shares a person has the right to acquire within 60 days after June 13, 2008 date are included in the total outstanding shares for the purpose of determining the percentage of the outstanding shares that person owns, but not for the purpose of calculating the percentage ownership of any other person.

(3)	Information is based on a Schedule 13D dated May 6, 2008, filed with the SEC. The shares are owned of record by CUSH, a direct wholly owned subsidiary of IESA. IESA may be deemed to beneficially own the shares because they are held by a subsidiary. The address of IESA is 1, Place Verrazzano, 69252 Lyon Cedex 09, France.

(4)	Includes 26,000 shares of Common Stock which IESA has the power to vote under a proxy from the Cayre family.

(5)	Information is based on a Schedule 13D/A dated May 8, 2008, filed with the SEC. The BlueBay Funds collectively hold approximately 31.5% of shares of common stock of IESA. The BlueBay Funds are also eligible to redeem certain warrants and convert convertible bonds into shares of IESA, whereby, upon redemption and exercise of such stock warrants, the BlueBay Funds would collectively hold approximately 54.9% of the outstanding stock of IESA (on a fully diluted basis). The BlueBay Funds may be deemed by Rule 13d-3(d)(1) of the Exchange Act to be beneficial owners of Atari stock held by IESA. The address of The BlueBay Value Recovery (Master) Fund Limited and The BlueBay Multi-Strategy (Master) Fund Limited is 77 Grosvenor Street, London, W1K 3JR, United Kingdom. See footnotes 2 and 3.

(6)	Information is based on a Schedule 13D dated October 12, 2007, filed with the SEC. Each of CCM Master Qualified Fund, Ltd., Coghill Capital Management, L.L.C., and Clint D. Coghill beneficially owns 1,264,145 shares of Common Stock and has shared voting power with respect to that Common Stock. Coghill Capital Management, L.L.C. serves as the investment manager of CCM Master Qualified Fund, Ltd. and Mr. Coghill is the managing partner of Coghill Capital Management, L.L.C. The address of CCM Master Qualified Fund, Ltd. is One North Wacker Drive, Suite 4350, Chicago, IL 60606.

(7)	Information is based on a Schedule 13D dated February 14, 2008, filed with the SEC. The address of Morgan Stanley and Morgan Stanley & Co. Incorporated is 1585 Broadway, New York, NY 10036.

(8)	Consists of shares that can be acquired through stock option exercises within 60 days following June 13, 2008.

(9)	See footnote 2.
Changes in Control
          Under the terms of the employment agreement with Jim Wilson, Mr. Wilson was granted options to purchase 687,146 shares of our common stock, with an exercise price per share equal to $1.4507. Unless vesting is otherwise accelerated, such options vest 6.25% per quarter (commencing with the quarter ending June 30, 2008). Any unvested options will become fully vested and exercisable in the event of a change of control (other than with respect to the merger with IESA). If the merger is completed, we have agreed to use our best efforts to cause IESA to agree to grant to Mr. Wilson a stock option with respect to shares of IESA in substitution of his currently outstanding option to acquire our common stock. Such option to acquire shares of IESA shall have a present value approximately equal to the present value of the option to acquire our stock using Black-Scholes or another reasonable option valuation methodology.
          Under the terms of the letter agreement with Timothy Flynn, Mr. Flynn was granted options to purchase 20,000 shares of our common stock, with an exercise price per share equal to $1.64. Unless vesting is otherwise accelerated, 25% of such options shall vest upon the first anniversary of his hire date and thereafter vest 6.25% per quarter (commencing with the quarter ending June 30, 2009). Any unvested options shall become fully vested and exercisable in the event of a change of control (other than with respect to the merger with IESA). If the merger is completed, we have agreed to use our best efforts to cause IESA to agree to grant to Mr. Flynn a stock option with respect to shares of IESA in substitution of his currently outstanding option to acquire our common stock. Such option to acquire shares of IESA shall have a present value approximately equal to the present value of the option to acquire our stock using Black-Scholes or another reasonable option valuation methodology.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions Between Us and IESA and Affiliates
          We have entered into several agreements with IESA and its affiliates, including BlueBay High Yield.
          Agreements Related to the Merger
          In connection with the merger agreement described under the caption “Agreement and Plan of Merger” of our 2008 Annual Report on Form 10-K, IESA, BlueBay High Yield and we have entered into the following agreements:
          Credit Agreement. In connection with the merger, we entered into a Credit Agreement with IESA (the “IESA Credit Agreement”), dated April 30, 2008, under which IESA committed to provide up to an aggregate of $20 million in loan availability at an interest rate equal to the applicable LIBOR rate plus 7% per year, subject to the terms and conditions of the IESA Credit Agreement (the “New Financing Facility”). We will use borrowings under the New Financing Facility to fund its operational cash requirements during the period between the date of the merger agreement and the closing of the merger. The obligations under the New Financing Facility are secured by liens on substantially all of our present and future assets, including accounts receivable, inventory, general intangibles, fixtures, and equipment. We will be able to draw from the New Financing Facility from time to time until the earlier of December 31, 2008 or the date the New Financing Facility is terminated. We have agreed that it will make monthly prepayments on amounts borrowed under the New Financing Facility of its excess cash. We will not be able to reborrow any loan amounts paid back under the New Financing Facility other than loan amounts prepaid from excess cash.
          Under the IESA Credit Agreement, we made certain representations and warranties regarding its corporate existence, operations, assets and legal matters affecting us and our business. Such representations and warranties must also be made prior to each draw on the New Financing Facility. We also agreed to certain affirmative covenants, including the delivery to IESA of a budget, which is subject to approval by IESA in its commercially reasonable discretion and which shall be supplemented from time to time, financial statements and variance reports thereon. We also agreed to certain negative covenants restricting it from entering into certain major transactions or taking certain actions affecting its financial condition.
          The occurrence of an event of default under the IESA Credit Agreement gives IESA the right, subject to the terms of the Intercreditor Agreement described below, to (i) terminate the New Financing Facility, immediately ending the commitments thereunder; and/or (ii) declare the outstanding loans thereunder to be immediately due and payable in whole or part. Events of default include:
•	Our failure to pay principal on the outstanding loans when due and payable;

•	Our failure to pay interest on the outstanding loans or fees when due and payable and such failure is unremedied for five days;

•	if any of our or our subsidiaries’ representations or warranties is proven to be incorrect in any material respect when made;

•	the failure of us or any of our subsidiaries to uphold certain affirmative covenants or any of the negative covenants made in the IESA Credit Agreement, or the failure of us or any of our subsidiaries to uphold any other covenant or agreement made in connection with the New Financing Facility, and such failure is unremedied for 30 days;

•	if any New Financing Facility document ceases to be in full force and effect or we take any action for the purpose of terminating any such document;

•	the failure of us or any of our subsidiaries to make payments with respect to certain material indebtedness when due and payable;

•	the occurrence of events or conditions resulting in any material indebtedness becoming due prior to its scheduled maturity;

•	the occurrence of a bankruptcy event;

•	if we or any of our subsidiaries become unable to pay its debts when due;

•	the rendering of a judgment in excess of $1 million net of insurance against us or any of our subsidiaries;

•	the occurrence of a reportable event within the meaning of ERISA that could result in liability exceeding $5 million;

•	the occurrence of a change of control (other than the merger) or a material adverse deviation from our budget; or

•	the occurrence of a default under the agreements regarding the “Test Drive” and “Test Drive Unlimited” intellectual property assets, which agreements are further described below, the merger agreement or the credit agreement with BlueBay High Yield, which agreement is further described below.
          Intercreditor Agreement. Under an intercreditor agreement among IESA, BlueBay High Yield and us (the “Intercreditor Agreement”), dated April 30, 2008, IESA has agreed that for so long as obligations under the BlueBay Credit

Facility (as defined below) are not discharged, it will (i) not seek to exercise any rights or remedies with respect to the shared collateral for a period of 270 days (provided that, in any event, IESA may not exercise such rights or remedies while BlueBay High Yield is exercising its rights and remedies as to the collateral), (ii) not take action to hinder the exercise of remedies under the BlueBay Credit Facility (as defined below) and (iii) waive any rights as a junior lien creditor to object to the manner in which BlueBay High Yield may enforce or collect obligations under the BlueBay Credit Facility (as defined below).
          Waiver, Consent and Fourth Amendment to BlueBay Credit Facility. In order to permit the signing of the merger agreement and the establishment of the New Financing Facility with IESA, we entered into a Waiver, Consent and Fourth Amendment to its credit facility with BlueBay High Yield, dated April 30, 2008, under which, among other things, (i) BlueBay High Yield waived our non-compliance with certain representations and covenants under the Credit Agreement, (ii) BlueBay High Yield consented to our entering into the credit facility with IESA, (iii) BlueBay High Yield consented to our entering into the merger agreement, and (iv) BlueBay High Yield and us agreed to certain amendments to the credit facility with BlueBay High Yield with respect to the Intercreditor Agreement referenced above regarding the parties’ respective security interests in our assets, our operational covenants and events of default. Termination of the merger agreement by any party would constitute an event of default under the credit facility with BlueBay High Yield.
          Intercompany Transactions Between Us and IESA
          Management Services. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive, a subsidiary of IESA, and other subsidiaries of IESA. In the fiscal year ended March 31, 2007, related party net revenues from providing management services to IESA were $3.0 million, and related party expenses from receiving services from IESA were $3.0 million. In fiscal 2006, related party net revenues from providing management services to IESA were $3.1 million, and related party expenses from receiving services from IESA were $3.0 million. Agreements governing the provision of management and production services were modified pursuant to the Global MOU described below.
          Distribution Agreements. Atari Interactive develops video games and owns the name “Atari” and the Atari logo, which we use under a license (as further described below). Furthermore, IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the United States, Canada, and Mexico and for which we pay royalties to IESA. Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada, and Mexico. In fiscal 2007, related party net expenses from our distribution activities were $16.7 million and related party revenues from IESA distribution activities were $7.7 million. In fiscal 2006, related party net expenses from our distribution activities were $20.7 million and related party revenues from IESA distribution activities were $13.9 million. Agreements governing distribution of products were modified pursuant to the Global MOU described below.
          Global Memorandum of Understanding. On December 4, 2007, we entered into a Global Memorandum of Understanding Regarding Restructuring of Atari, Inc. (“Global MOU”) with IESA, pursuant to which we agreed, in furtherance of our restructuring plan, to the supersession or termination of certain existing agreements and the entry into certain new agreements between IESA and/or its affiliates and us, as briefly described below. Furthermore, we agreed to discuss with IESA an extension of the termination date beyond 2013 of the Trademark License Agreement, dated September 4, 2003, as amended, between us and Atari Interactive (as described below).
          • Short Form Distribution Agreement. We entered into a Short Form Distribution Agreement with IESA (together with two of its affiliates) that superseded, with respect to games to be distributed on or after the effective date of the Short Form Distribution Agreement, the two prior distribution agreements between us and IESA dated December 16, 1999 and October 2, 2000. Subject to certain limitations, IESA granted us the exclusive right for the term of the Short Form Distribution Agreement to contract with IESA for distribution rights in United States, Canada and Mexico to all interactive entertainment software games developed by or on behalf of IESA that are released in packaged media format. The distribution of each game would be subject to a sales plan and specific commitments by us and IESA, and the royalties to be paid shall equal (x) a flat per-unit fee per manufactured unit or (y) a percentage of net receipts less a distribution fee paid to us equal to 30% of net receipts. IESA also agreed to pay us a royalty equal to 8% of the online net revenues that IESA receives via the online platform attributable to such games in exchange for the grant of a trademark license for Atari.com, which IESA was given the right to operate. The term of exclusivity rights under the Short Form Distribution Agreement is three years, unless shortened or terminated earlier in accordance with the agreement.
          • Termination and Transfer of Assets Agreement. We entered into a Termination and Transfer of Assets

Agreement (the “Termination and Transfer Agreement”) with IESA (together with its affiliate) that terminated the Production Services Agreement, between us and IESA, dated as of March 31, 2006. Under the Termination and Transfer Agreement, IESA agreed to hire a significant part of our Production Department team and certain related assets were transferred to IESA. In consideration of the transfer, IESA agreed to pay us approximately $0.1 million, representing, in aggregate, the agreed upon current net book value for the fixed assets being transferred and the replacement cost for the development assets being transferred. Certain team members hired by IESA are permitted to continue providing oversight and supervisory services to us until January 31, 2008 at either no cost or at a discounted cost plus a fee.
          • QA Services Agreement. We entered into a QA Services Agreement with IESA (together with two of its affiliates), dated March 31, 2006, pursuant to which we would either directly or indirectly through third party vendors provide IESA with certain quality assurance services until March 31, 2008 and for which IESA agreed to pay us the cost of the quality assurance services plus a 10% premium. In addition, IESA agreed to pay certain retention bonuses payable to employees providing the services to IESA or its affiliates who work directly on IESA projects or are otherwise general QA support staff.
          • Intercompany Services Agreement. We entered into an Intercompany Services Agreement with IESA (together with two of its affiliates) that supersedes the Management and Services Agreement and the Services Agreement, each between us and IESA dated March 31, 2006. Under the Intercompany Services Agreement, we provide to IESA and its affiliates certain intercompany services, including legal, human resources and payroll, finance, IT and management information systems (MIS), and facilities management services, at the costs set forth therein. The annualized fee is approximately $2.6 million.
          Test Drive Intellectual Property License. On November 8, 2007, we entered into two separate license agreements with IESA pursuant to which we granted IESA the exclusive right and license to create, develop, distribute and otherwise exploit licensed products derived from our series of interactive computer and video games franchise known as “Test Drive” and “Test Drive Unlimited” for a term of seven years. IESA paid us a non-refundable advance, fully recoupable against royalties to be paid under each of the license agreements, of (i) $4 million under a trademark agreement (the “Trademark Agreement”) and (ii) $1 million under an intellectual property agreement (the “IP Agreement”), both advances of which shall accrue interest at a yearly rate of 15% throughout the term of the applicable agreement (collectively, the “Advance Royalty”). Under the Trademark Agreement, the base royalty rate is 7.2% of net revenue actually received by IESA from the sale of licensed products, or, in lieu of the foregoing royalties, 40% of net revenue actually received by IESA from the exploitation of licensed products on the wireless platform. Under the IP Agreement, the base royalty rate is 1.8% of net revenue actually received by IESA from the sale of licensed products, or, in lieu of the foregoing royalties, 10% of net revenue actually received by IESA from the exploitation of licensed products on the wireless platform.
          Atari Trademark License. In May 2003, we licensed the Atari name and trademark rights from IESA, which license, as extended in September 2003, expires on December 31, 2013. We issued 200,000 shares of common stock to Atari Interactive for the September 2003 extension to the license and will pay a royalty equal to 1% of our net revenues from 2008 through 2013. We recorded a deferred charge of $8.5 million, which was being amortized monthly and which became fully amortized during the first quarter of fiscal 2007. The monthly amortization was based on the total estimated cost to be incurred by us over the ten-year license period. In fiscal 2006, we recorded expense of $3.1 million. In fiscal 2007, we recorded expense of $2.2 million.
          Sale of Hasbro Licensing Rights. On July 18, 2007, IESA agreed to terminate a license under which it and Atari, and their sublicensees, had developed, published and distributed video games using intellectual property owned by Hasbro, Inc. In connection with that termination, IESA agreed to pay us $4.0 million.
          Transactions Between Us and BlueBay High Yield
          We and BlueBay High Yield have entered into the following agreements:
          Credit Agreement with BlueBay High Yield and Subsequent Amendments and Forbearances. On October 18, 2007, we consented to the transfer of the loans outstanding under the Credit Agreement, dated as of November 3, 2006, among us, the lenders party thereto and Guggenheim Corporate Funding, LLC, as Administrative Agent, providing for a senior secured credit facility under funds affiliated with BlueBay High Yield and to the appointment of BlueBay High Yield, as successor administrative agent (the “BlueBay Credit Facility”). Subsequently, we and BlueBay have entered into amendments, dated November 6, 2007 and December 4, 2007, regarding the loan availability under the credit facility, which is currently $14 million and fully drawn, and waivers and forbearances regarding the entry by us into material agreements with IESA and the failure by us to meet certain operational and financial covenants. In addition, please see “— Agreements Related to the Merger” for the fourth amendment to the credit agreement with BlueBay High Yield, entered into on April 30, 2008.
          Agreements with Executive Officers
          Employment Agreement with Bruno Bonnell. In addition to being a former executive officer of us, Bruno Bonnell was the Chief Executive Officer and Chairman of the Board of Directors of IESA until April 4, 2007. Mr. Bonnell had separate employment agreements with us and IESA, from both of which he derived compensation. The compensation derived from his employment with us is as follows.
          Under the Bonnell Employment Agreement, which became effective on April 1, 2004, Mr. Bonnell was to serve as the Chief Executive Officer, Chief Creative Officer and Chairman of the Board of our Company, reporting directly to the Board of Directors. The Bonnell Employment Agreement permitted Mr. Bonnell and our Board to agree that an additional senior executive should be appointed as our Chief Executive Officer to assume some of the day-to-day duties theretofore undertaken by Mr. Bonnell, in order to enable Mr. Bonnell to devote more of his time to his creative role for us. In accordance with the Bonnell Employment Agreement, in November 2004, the Board elected James Caparro to be our President and Chief Executive Officer. Mr. Caparro served in those capacities until June 2005. Upon Mr. Caparro’s resignation, Mr. Bonnell again assumed the Chief Executive Officer position, and he held that position until September 2006, when David Pierce became Chief Executive Officer. The term of the Bonnell Employment Agreement was to continue through March 31, 2009, and was subject to renewal. However, on April 4, 2007, Mr. Bonnell resigned from all positions he holds as an officer or director of the Company or any of its subsidiaries.
          Under the Bonnell Employment Agreement, Mr. Bonnell received an annual salary of €500,000 retroactive to April 1, 2004, such salary to be reviewed annually for increase in the Compensation Committee’s sole discretion. Additionally, Mr. Bonnell was eligible to receive an annual bonus of up to 100% of his base salary (30% based upon the creative performance of the Company and 70% based on the overall financial performance of the Company). Upon execution of the Bonnell Employment Agreement, Mr. Bonnell received a grant of stock options to purchase 200,000 shares of our Common Stock at the then per share market price of $22.40 (both after giving effect to a subsequent one-for-ten reverse split of our common stock).
          Mr. Bonnell also was to receive a housing allowance that provided reimbursement for Mr. Bonnell’s actual and documented rent, security deposit and broker commissions or fees of up to $7,600 per month through December 31, 2004, $8,360 per month in calendar 2005, $12,200 per month in calendar 2006 and thereafter, an amount that is equal to or above $12,200 per month in accordance with reasonable market standards. Instead of reimbursing Mr. Bonnell for rent, we leased apartments in New York City that Mr. Bonnell occupied.
          If Mr. Bonnell’s employment was terminated without cause or he resigned for good reason without there being a change in control event, Mr. Bonnell was to receive (i) his base salary for 12 months, (ii) a bonus payment equal to the target bonus amount for the year of termination, and (iii) 100% vesting of options which remain exercisable for a period of one year thereafter or, if less, the remainder of the term of the grant. If Mr. Bonnell’s employment was terminated without cause or he resigned for good reason within 24 months after a change in control event, Mr. Bonnell was to receive (i) two times the sum of his then current base salary and bonus for the immediately preceding bonus year (or if higher, the bonus payment made to Mr. Bonnell with respect to the full fiscal year immediately preceding the change of control event), in 24 monthly installments, (ii) payment of any accrued amounts and the pro rata portion of his bonus for the termination year, and (iii) 100% vesting of options, which would remain exercisable for a period of one year thereafter or, if less, the remainder of their specified terms.
          Termination of Mr. Bonnell’s Employment. On April 4, 2007, after Mr. Bonnell was informed by IESA that termination of his officership as CEO and Chairman of the Board of IESA and of his offices with the other IESA group companies was under consideration due to material divergences regarding the business plan of IESA and its group, Mr. Bonnell and IESA entered into an agreement under which Mr. Bonnell agreed to resign from his duties as a Director and CEO of IESA and from all the offices he held with subsidiaries of IESA, including us and our subsidiaries, and IESA agreed to pay Mr. Bonnell (a) €350,000 for the work he did in restructuring IESA’s indebtedness, (b) €900,000 as severance indemnity, (c) a housing allowance of €300,000, (d) €350,000 for an agreement not to compete in the European Union (other than through a new U.S. company that would be engaging in a business in which we were proposing to engage), (e) €300,000 for agreeing not to solicit employees of IESA or any of its subsidiaries, (f) €100,000 for agreeing that for two years he would not purchase equity or debt of IESA or any of its subsidiaries, including us, other than through exercise of stock options, (g) €100,000 (as well as an agreement that IESA’s board of directors would not disparage Mr. Bonnell) for agreeing not to make any comment regarding IESA, its subsidiaries, their managers, directors, officers or shareholders which may discredit or prejudice them, and (h) up to €25,000 as reimbursement for legal expenses in connection with the agreement.
          Neither our Board of Directors nor any member of our management was consulted about the agreement between IESA and Mr. Bonnell or at any time requested any of the things to which Mr. Bonnell agreed, and our management was not provided with a copy of the agreement until more than two months after it was signed. Mr. Bonnell resigned as a director and officer of us and of our subsidiaries on April 4, 2007, and shortly after that he and we agreed (subject to approval of our Board, which was subsequently given) that his resignation was a voluntary termination that did not involve good reason, and that we would permit Mr. Bonnell to continue to occupy apartments we were renting until December 31, 2007. Despite the fact that we did not participate in the preparation of, or know the terms of, the agreement between Mr. Bonnell and IESA, and that IESA, not we, made all the payments under that agreement, to the extent that we benefited from the payments made by IESA to Mr. Bonnell, we are required to treat the payments on our financial statements as an expense which was offset by a contribution to our capital by IESA. Our Board approved a determination that $770,540 of the payments IESA made should be allocated to benefit we received, and our income statement for the year ended March 31, 2007 reflects a charge for that amount.
          In addition to entering into the termination agreement, IESA agreed to invest €1 million in Mr. Bonnell’s new U.S. company, which was formed to engage in a business in which we are proposing to engage.
          Employment Agreement with Jean-Marcel Nicolai. Jean-Marcel Nicolai was an employee of IESA until he became our Senior Vice President and Chief Technology Officer. We assumed Mr. Nicolai’s employment agreement with IESA, which ran until June 2006. In June 2006, we entered into a letter agreement with Mr. Nicolai to extend the terms of his employment with us in the United States for one year according to the same terms and conditions as outlined in the terms of employment contract, dated October 25, 2004, between us and Jean-Marcel Nicolai. Under the agreement, Mr. Nicolai served as our Senior Vice President, Product Development Operations and Chief Technology Officer. Mr. Nicolai received an annual base salary of $280,000 and was eligible to receive an annual bonus of up to 40% of his then-current base salary. Under the agreement, Mr. Nicolai was granted options to purchase 150,000 shares of our common stock at fair market value.
          If Mr. Nicolai’s employment was terminated without cause, for good reason due to disability, Mr. Nicolai would receive: (i) his annual base salary for a period of 12 months, (ii) his housing allowance through the completion of the lease and school allowance through the completion of the school term in which the termination occurred, and (iii) relocation expenses back to France. If. Mr. Nicolai’s employment terminated for any other reason, Mr. Nicolai would not receive any further payment or benefits.
          Mr. Nicolai terminated his employment with us, and became an employee of Atari Interactive (a wholly owned subsidiary of IESA) when his Employment Agreement with us terminated on August 31, 2007. Mr. Nicolai has since terminated his employment with Atari Interactive.
          Employment Agreement with David Pierce. We entered into an Employment Agreement with David Pierce on September 1, 2006. Under the Pierce Employment Agreement, we agreed to employ Mr. Pierce as our President and Chief Executive Officer for a term running from September 5, 2006 until August 31, 2009. We also agreed to enter into good faith discussions regarding an extension or renewal of that agreement at least 180 days before the end of its term, although we are not obligated to renew the agreement.
          During the term of his Employment Agreement, Mr. Pierce received a base salary at the rate of $600,000 per year, and was eligible to receive a bonus equal to 50% of his base salary if agreed upon revenue and profit targets were met or exceeded, plus an additional 50% of his base salary if the Compensation Committee determined that agreed upon strategic objectives had been met or exceeded (or lesser percentages to the extent revenue and profit targets or strategic objectives were not fully met).
          If the Employment Agreement terminated because of Mr. Pierce’s death or disability, he (or his estate) would receive the base salary to which he would have been entitled during the remainder of the term of the agreement plus a pro rata portion of the bonus to which he would have been entitled with regard to the year during which the Employment Agreement terminated. In addition, all stock options that Mr. Pierce held when the Employment Agreement terminated would vest and be exercisable for a year after the Employment Agreement terminated or until any earlier dates on which they would have terminated if the Employment Agreement had not terminated. If we terminated Mr. Pierce’s employment during the term of the Employment Agreement without cause, or Mr. Pierce terminated the Employment Agreement during its term for good reason, Mr. Pierce would be entitled to his base salary for six months whether or not he obtains other employment, and would be entitled to his base salary for two additional three month periods if he has not obtained alternate employment. In addition, all stock options he held would vest and be exercisable for three months (or after he has been employed for a year, six months) after the Employment Agreement was terminated, or until any earlier dates on which they would have expired if the Employment Agreement had not terminated. If Mr. Pierce terminated the Employment Agreement without good reason, or we terminated the Employment Agreement for cause, Mr. Pierce would not be entitled to anything other than his accrued salary and benefits up to the date of termination, and all his stock options would terminate. If there was a change of control of us, all Mr. Pierce’s stock options would immediately vest and any restricted stock he held would immediately become non-forfeitable.
          On April 10, 2007, Mr. Pierce’s Employment Agreement was amended, at his suggestion, to state that if before April 30, 2007 we paid bonuses totaling at least $250,000 to our employees and our subsidiaries in accordance with recommendations he had made to the Compensation Committee of our Board of Directors, Mr. Pierce’s base salary would be reduced during the year ending March 31, 2008 from $600,000 to $500,000. The bonuses were paid and Mr. Pierce’s base salary was reduced in accordance with the amendment.
          Mr. Pierce resigned as our Chief Executive Officer and President on November 13, 2007.
Parent Company and Basis of Control
          Throughout fiscal 2008, IESA owned, through California U.S. Holdings, Inc., a wholly-owned subsidiary, approximately 51% of our common stock.
Director Independence
          Under applicable SEC and NASDAQ rules, a director will only qualify as an “independent director” if (a) the director meets certain objective tests of independence (including not having been an employee within the past three years and not controlling us) and (b) in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has recently evaluated all relationships between each director and us and has determined that Messrs. Adair, Davis, Shein and Scher are “independent directors” as that term is defined in the NASDAQ Marketplace Rules.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          J.H. Cohn LLP audited our and our subsidiaries’ consolidated financial statements for the fiscal year ended March

31, 2008. Deloitte & Touche LLP audited our and our subsidiaries’ consolidated financial statements for the fiscal years 2000 through 2007. The reports of J.H. Cohn LLP and Deloitte & Touche LLP, respectively, for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, other than an additional paragraph in each of the reports regarding uncertainty about our continuing as a “going concern.” During the fiscal years ended March 31, 2008 and 2007, there were no disagreements with either J.H. Cohn LLP or Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of either J.H. Cohn LLP or Deloitte & Touche LLP, respectively, would have caused them to make reference to the subject matter of the disagreements in connection with either of their reports, nor were there any “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, except for the material weaknesses identified and described in this Report on Form 10-K and our Report on Form 10-K for the fiscal year ended March 31, 2007.
Fees of Independent Auditors
          The aggregate fees billed by J.H. Cohn LLP for fiscal 2008 and Deloitte & Touche LLP for fiscal 2007 with regard to various categories of services are set forth below:

Category of Fees	Year Ended March 31, 2008	Year Ended March 31, 2007
Audit Fees	$550,000	$2,400,000
Audit Related Fees	—	50,000
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$550,000	$2,450,000
Services Provided by Independent Auditors
          The Audit Committee of our Board of Directors pre-approves the engagement of our independent registered public accounting firm to perform audit and other services for us and for our subsidiaries. The Audit Committee’s procedures for pre-approval are intended to comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit related services, tax services and other services. The audit engagement is specifically approved, and the auditors are appointed and retained, by the Audit Committee. In some instances, the Audit Committee pre-approves a particular category or group of services for up to a year, subject to budget limitations and to regular management reporting. The Audit Committee authorized the engagement of J. H. Cohn LLP to provide auditing services for fiscal 2008 and has given its approval for up to a year in advance for J. H. Cohn LLP to provide particular categories or types of audit-related, tax and permitted non-audit services, in each case subject to budget limitations. For fiscal 2007 and 2008, the Audit Committee approved 100% of the audit-related fees, tax fees and other fees billed by either J.H. Cohn LLP or Deloitte & Touche LLP.
          The Audit Committee considered and determined that the fees of Deloitte & Touche LLP for services other than audit and audit related services that it provided were compatible with maintaining Deloitte & Touche LLP’s independence. Deloitte & Touche LLP also served as IESA’s independent auditors.
PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          See accompanying Exhibit Index.

SIGNATURES
          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ATARI, INC.
By:	/s/ James Wilson
	Name:	James Wilson
	Title: Date:	President and Chief Executive Officer July 29, 2008

EXHIBIT INDEX
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Acting Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
* Exhibit indicated with an * symbol is filed herewith.
Exhibit indicated with a ** is furnished herewith.