Form 10-Q
period 2008-06-30
ATARI INC
filed 2008-08-14
CIK 1002607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
     As of a August 13, 2008, there were 13,477,920 shares of the registrant’s Common Stock outstanding.

ATARI, INC. AND SUBSIDIARIES
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Signatures	46
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	June 30,
	2008	2008
	Note 1	(unaudited)
ASSETS
Current assets:
Cash	$11,087	$12,354
Receivables, net of allowances of $1,912 and $15,409 at March 31, 2008 and June 30, 2008, respectively	640	23,257
Inventories, net (Note 4)	4,276	3,869
Due from related parties (Note 6)	885	1,132
Prepaid expenses and other current assets (Note 4)	8,188	4,869

Total current assets	25,076	45,481
Property and equipment, net of accumulated depreciation of $21,813 and $22,100 at March 31, 2008 and June 30, 2008, respectively	6,313	6,015
Security deposits	1,373	1,379
Other assets	671	534

Total assets	$33,433	$53,409

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$5,378	$7,063
Accrued liabilities (Note 4)	14,472	10,417
Royalties payable	2,825	4,429
Credit facility (Note 8)	14,000	14,000
Related Party Credit facility (Note 8)	—	16,000
Due to related parties (Note 6)	1,197	1,783

Total current liabilities	37,872	53,692
Due to related parties — long-term (Note 6)	3,576	4,130
Related party license advance (Note 1, 6)	5,296	5,483
Other long-term liabilities	7,101	6,993

Total liabilities	53,845	70,298

Commitments and contingencies (Note 7)

Stockholders’ deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.10 par value, 30,000,000 shares authorized, 13,477,920 shares issued and outstanding at March 31, 2008 and June 30, 2008	1,348	1,348
Additional paid-in capital	760,712	760,790
Accumulated deficit	(784,945)	(781,490)
Accumulated other comprehensive income	2,473	2,463

Total stockholders’ deficiency	(20,412)	(16,889)

Total liabilities and stockholders’ deficiency	$33,433	$53,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended
	June 30,
	2007	2008
Net revenues	$10,420	$40,285
Costs and expenses:
Cost of goods sold	6,766	24,388
Research and product development	4,411	1,225
Selling and distribution expenses	3,550	6,327
General and administrative expenses	5,701	2,671
Restructuring expenses	949	738
Depreciation and amortization	414	305
Atari trademark license expense	555	555

Total costs and expenses	22,346	36,209

Operating (loss) income	(11,926)	4,076
Interest expense, net	(13)	(620)
Other income	19	19

(Loss) income from continuing operations before income taxes	(11,920)	3,475
Provision for (benefit from) income taxes	—	—

(Loss) income from continuing operations	(11,920)	3,475
Loss from discontinued operations of Reflections Interactive Ltd., net of tax	(21)	(20)

Net (loss) income	$(11,941)	$3,455

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.88)	$0.26
Loss from discontinued operations of Reflections Interactive Ltd., net of tax	(0.01)	(0.00)

Net (loss) income	$(0.89)	$0.26

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.88)	$0.26
Loss from discontinued operations of Reflections Interactive Ltd., net of tax	(0.01)	(0.00)

Net (loss) income	$(0.89)	$0.26

Weighted average basic shares outstanding	13,477	13,478

Weighted average diluted shares outstanding	13,477	13,546

See Note 6 for detail of related party amounts included within the line items above.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months
	Ended
	June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,920)	$3,475
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations of Reflections, net of tax	(21)	(20)
Recognition of deferred income	(19)	(19)
Stock-based compensation expense	205	78
Non-cash expense on cash collateralized security deposit	23	—
Atari name license expense	555	555
Depreciation and amortization	414	305
Amortization of deferred financing fees	52	95
Accrued interest	1	211
Accrued interest on related party license	—	188
Write-off of fixed assets	—	9
Changes in operating assets and liabilities:
Receivables, net	5,901	(22,620)
Inventories, net	815	405
Due from related parties	(3,543)	(248)
Due to related parties	(908)	546
Prepaid expenses and other current assets	1,514	3,317
Accounts payable	(269)	1,685
Accrued liabilities	1,772	(4,053)
Royalties payable	274	1,604
Restructuring	531	(163)
Long-term liabilities	823	(90)
Other assets	17	33

Net cash used in continuing operating activities	(3,783)	(14,707)
Net cash used in discontinued operations	(50)	—

Net cash used in operating activities	(3,833)	(14,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(261)	(16)

Net cash used in continuing investing activities	(261)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under related party credit facility	—	16,000
Payments under capitalized lease obligation	(31)	(8)

Net cash (used in) provided by continuing financing activities	(31)	15,992

Effect of foreign exchange rates on cash	2	(2)

Net (decrease) increase in cash	(4,123)	1,267
Cash — beginning of fiscal period	7,603	11,087

Cash — end of fiscal period	$3,480	$12,354

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)
(continued)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	28	369

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Consideration accrued for purchase of capitalized licenses	1,005	—
Capitalization of leasehold improvements funded by landlord	2,792	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance, March 31, 2008	13,478	$1,348	$760,712	$(784,945)	$2,473	$(20,412)

Comprehensive Income:
Net Income	—	—	—	3,455	—	3,455
Foreign currency translation adjustment	—	—	—	—	(10)	(10)

Total comprehensive income						3,445

Stock-based compensation expense	—	—	78	—	—	78

Balance, June 30, 2008	13,478	$1,348	$760,790	$(781,490)	$2,463	$(16,889)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATARI, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
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
     Through our relationship with our majority stockholder, Infogrames Entertainment S.A., a French corporation (“IESA”), listed on Euronext, our products are distributed exclusively by IESA throughout Europe, Asia and certain other regions. Similarly, we exclusively distribute IESA’s products in the United States and Canada. Furthermore, we distribute product in Mexico through various non-exclusive agreements. At June 30, 2008, IESA owns approximately 51% of us through its wholly-owned subsidiary California U.S. Holdings, Inc. (“CUSH”). As a result of this relationship, we have significant related party transactions (Note 6).
Going Concern
     Since 2005, due to cash constraints, we have substantially reduced our involvement in development of video games, and have sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations. The reduction in our development activities has significantly reduced the number of games we publish. During fiscal 2008, our revenues from publishing activities were $69.8 million, compared with $104.7 million during fiscal 2007.
     For the year ended March 31, 2007, we had an operating loss of $77.6 million, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. For the year ended March 31, 2008, we have incurred an operating loss of approximately $21.9 million, although an improvement from prior fiscal year losses, we still face significant cash requirements to fund our working capital needs. We have taken significant steps to reduce our costs such as our May 2007 and November 2007 workforce reduction of approximately 20% and 30%, respectively. Further in June 2008, we continued to reduce cost as part of our refocus on sales, marketing and distribution by reducing our workforce an additional 20%. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 were even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 were focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs.
     Prior to March 31, 2008, we entered into a number of transactions with our majority shareholder IESA and Bluebay High Yield Investments (Luxembourg) S.A.R.L., or “Bluebay”, a subsidiary of the largest shareholder of IESA. These transactions have caused or are part of our current restructuring initiatives intended to allow us to devote more resources to focusing on our distribution business strategy, provide liquidity, and to mitigate our future cash requirements (See Note 1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.) As of June 30, 2008, we entered into the following agreements to further provide liquidity:
Agreement and Plan of Merger
     On April 30, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IESA and Irata Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of IESA (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into us, with Atari continuing as the surviving corporation after the Merger, and each outstanding share of Atari common stock, par value $0.10 per share, other than shares held by IESA and its subsidiaries and shares held by Atari stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $1.68 per share in cash (the “Merger Consideration”). As a result of the Merger Agreement, we will become a wholly-owned indirect subsidiary of IESA.

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
     Credit Agreement
     In connection with the Merger Agreement, the Company also entered into a Credit Agreement with IESA under which IESA committed to provide up to an aggregate of $20 million in loan availability. The Credit Agreement with IESA will terminate when the merger takes place or when the Merger Agreement terminates without the merger taking place. See Note 8.
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
     With the Fourth Amendment, as of April 30, 2008 and through August 13, 2008, we are in compliance with our BlueBay credit facility.
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

NASDAQ Delisting Notice
     On December 21, 2007, we received a notice from Nasdaq advising that in accordance with Nasdaq Marketplace Rule 4450(e)(1), we had 90 calendar days, or until March 20, 2008, to regain compliance with the minimum market value of our publicly held shares required for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Marketplace Rule 4450(b)(3). We received this notice because the market value of our publicly held shares (which is calculated by reference to our total shares outstanding, less any shares held by officers, directors or beneficial owners of 10% or more) was less than $15.0 million for 30 consecutive business days prior to December 21, 2007. This notification had no effect on the listing of our common stock at that time.
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
     On May 7, 2008, we received a letter from The NASDAQ Stock Market advising us that the Panel had determined to delist our securities from The NASDAQ Stock Market, and suspend trading in our securities effective with the open of business day on Friday, May 9, 2008. We had 15 calendar days from May 7, 2008 to request that the NASDAQ Listing and Hearing Review Council review the Panel’s decision. We have requested such review and are awaiting further notice. Requesting a review does not by itself stay the trading suspension action.
     Following the delisting of our securities, our common stock began trading on the Pink Sheets, a real-time quotation service maintained by Pink Sheets LLC.
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
Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income loss by the weighted average number of shares of common stock outstanding for the period. Diluted net income loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock-based compensation plans, including stock options and warrants, using the treasury stock method. The number of antidilutive shares that was excluded from the diluted earnings per share calculation for the three months ended June 30, 2007 was approximately 0.5 million. The three months ended June 30, 2008 had approximately 0.7 million shares considered dilutive which added approximately 68,000 weighted-average shares to the dilutive shares outstanding. We had approximately 0.2 million shares remaining considered anti-dilutive as the strike price was above the average stock price for the three months ended June 30, 2008.
Recent Accounting Pronouncements
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“Statement No. 157”) which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Furthermore, in February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“Statement No. 159”) which permits an entity to measure certain financial assets and financial liabilities at fair value, and report unrealized gains and losses in earnings at each subsequent reporting date. Its objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, but early application is encouraged. The requirements of Statement No. 157 are adopted concurrently with or prior to the adoption of Statement No. 159. The adoption of these statements do not have a material effect on our financial statements.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are evaluating the impact, if any, the adoption of this statement will have on our consolidated results of operations, financial position or cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact, if any, the adoption of this statement will have on our consolidated results of operations, financial position or cash flows.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our consolidated results of operations, financial position or cash flows.
     In December 2007, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF Issue No 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated results of operations, financial position or cash flows.
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
     At June 30, 2008, we have one stock incentive plan, under which we could issue a total of 1,500,000 shares of common stock as stock options or restricted stock, of which 657,000 were still available for grant as of June 30, 2008. Upon approval of this plan, our previous stock option plans were terminated, and we were no longer able to issue options under those plans; however, options originally issued under the previous plans continue to be outstanding. All options granted under our current or previous plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant; options vest over four years and expire in ten years.
     The recognition of stock-based compensation expense increased our net loss by $0.2 million for the three months ended June 30, 2007 and decreased our net income for the three months ended June 30, 2008 by $0.1 million, and increased our basic and diluted loss per share amount by $0.02 and $0.01 for the three months ended June 30, 2007 and 2008, respectively.
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
     The following table summarizes the classification of stock-based compensation expense in our condensed consolidated statements of operations for the three months ended June 30, 2007 and 2008 (in thousands):

	Three Months Ended
	June, 30
	2007	2008
Research and product development	$85	5
Selling and distribution expenses	$29	8
General and administrative expenses	$91	65
     The weighted average fair value of options granted during the three months ended June 30, 2007 and 2008 was $2.13 and $0.93, respectively. The fair value of our options is estimated using the Black-Scholes option pricing model. This model requires assumptions regarding subjective variables that impact the estimate of fair value.
Our policy for attributing the value of graded vest share-based payment is a single option straight-line approach. The following table summarizes the assumptions used to compute the weighted average fair value of option grants:

	Three Months Ended
	June 30,
	2007	2008
Expected volatility	68%	74%
Expected dividend yield	0%	0%
Expected term	4	4
     The weighted average risk-free interest rate (based on the three year and five year US Treasury Bond average) for the three months ended June 30, 2007 was 4.55% and for the three months ended June 30, 2008 was 3.13%.
     FASB Statement No. 123(R) requires that we recognize stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, the expense recognized must be reduced for estimated forfeitures prior to vesting, based on a historical annual forfeiture rate, which is approximately 12% for both quarters ended June 30, 2007 and 2008. Estimated forfeitures shall be assessed at each balance sheet date and may change based on new facts and circumstances. Prior to the adoption of FASB Statement No. 123(R), forfeitures were accounted for as they occurred when included in required pro forma stock compensation disclosures.

     The following table summarizes our option activity under our stock-based compensation plan for the three month ended June 30, 2008

		Weighted
		Average
	Shares	Exercise Price
	(in thousands)
Options outstanding at March 31, 2008	927	$7.18
Granted	20	1.64
Forfeited	(22)	3.73
Expired	(24)	81.92

Options outstanding at June 30, 2008	901	$5.19

Options exercisable at June 30, 2008	158	$20.19

As of June 30, 2008, the weighted average remaining contractual term of options outstanding and exercisable were 9.1 years and 6.9 years, respectively, and there were no aggregate intrinsic value related to options outstanding and exercisable due to market price lower than the exercise price of all options as of that date. As of June 30, 2008, the total future unrecognized compensation cost related to outstanding unvested options is $1.9 million, which will be recognized as compensation expense over the remaining weighted average vesting period of 3.6 years.

NOTE 3 — CONCENTRATION OF CREDIT RISK
     As of March 31, 2008, we had four customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the year ended
	March 31,	March 31,
	2008	2008
	% of Accounts Receivable	% of Net Revenues (1)

Customer 1	30%	27%
Customer 2	17%	7%
Customer 3	13%	12%
Customer 4	11%	19%

	71%	65%

     As of June 30, 2008, we had three customers whose accounts receivable exceeded 10% of total accounts receivable:

		For the three months ended
	June 30,	June 30,
	2008	2008
	% of Accounts Receivable	% of Net Revenues (1)

Customer 1	37%	32%
Customer 2	14%	15%
Customer 3	11%	9%

	62%	56%

(1)	Excluding international royalty, licensing, and other income.
     With the exception of the largest customers noted above, accounts receivable balances from all remaining individual customers were less than 10% of our total accounts receivable balance. Due to the timing of cash receipt, field inventory levels along with anticipated price protection reserves and lower sales in the final quarter of the year, certain customers were in net credit balance positions within our accounts receivable at March 31, 2008. As a result, $2.6 million was reclassified to accrued liabilities to properly state our assets and liabilities as of March 31, 2008. Not such credit balance exists as of June 30, 2008.
NOTE 4 — BALANCE SHEET DETAILS
Inventories
     Inventories consist of the following (in thousands):

	March 31,	June 30,
	2008	2008
Finished goods, net	$3,847	$3,490
Return inventory, net	424	372
Raw materials, net	5	7

	$4,276	$3,869

Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	June 30,
	2008	2008
Licenses short-term	$4,361	1,326
Royalties receivable	494	383
Reflections escrow receivable	28	28
Deferred financing fees	380	380
Taxes receivable	156	156
Prepaid insurance	911	761
Receivable from landlord	448	448
Trade deposits and other professional retainers	997	707
Other prepaid expenses and current assets	413	680

	$8,188	$4,869

Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	March 31,	June 30,
	2008	2008
Accrued third party development expenses	$4,122	$769
Accrued advertising	629	3,152
Accounts receivable credit balances (See Note 3)	2,619	—
Accrued distribution services	247	119
Accrued salary and related costs	743	843
Accrued professional fees and other services	1,991	1,153
Restructuring reserve (Note 10)	1,759	1,596
Taxes payable	453	453
Accrued freight and handling fees	136	327
Delisting penalty owed to shareholder	200	151
Deferred income	277	277
Other	1,296	1,577

	$14,472	$10,417

NOTE 5 — INCOME TAXES
     As of March 31, 2008, we had net operating loss carryforwards of $574.7 million for federal tax purposes. These tax loss carryforwards expire beginning in the years 2012 through 2028, if not utilized. Utilization of the net operating loss carryforwards may be subject to a restrictive annual limitation pursuant to Section 382 of the Internal Revenue Code which may mechanically prevent the Company from utilizing its entire loss carryforward.
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
     During the three months ended June 30, 2007, no net tax provision was recorded due to the taxable loss recorded for the respective quarter. During the three months ended June 30, 2008, no net tax provision was recorded due to the taxable loss recorded for the respective quarter based on anticipated taxable loss at year-end.
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
     The Company adopted FIN 48 effective April 1, 2007 and had approximately $0.4 million of unrecognized tax benefits as of the adoption date and as of June 30, 2008. The Company has decided to classify interest and penalties as a component of tax expense.
     The Company is subject to taxation in the U.S. and various state jurisdictions. The Company files in numerous state jurisdictions with varying statues of limitations.
NOTE 6 — RELATED PARTY TRANSACTIONS
Relationship with IESA
     As of June 30, 2008, IESA beneficially owned approximately 51% of our common stock. IESA renders management services to us (systems and administrative support) and we render management services and production services to Atari Interactive and other subsidiaries of IESA. Atari Interactive develops video games, and owns the name “Atari” and the Atari logo, which we use under a license. IESA distributes our products in Europe, Asia, and certain other regions, and pays us royalties in this respect. IESA also develops (through its subsidiaries) products which we distribute in the U.S., Canada, and Mexico and for which we pay royalties to IESA (Note 1). Both IESA and Atari Interactive are material sources of products which we bring to market in the United States, Canada and Mexico. During the three months ended June 30, 2008, international royalties earned from IESA were the source of approximately 1.0% of our net revenues. Additionally, during three months ended June 30, 2008, IESA and its subsidiaries (primarily Atari Interactive) were the source of approximately 44%, respectively, of our net publishing product revenue.
     Historically, IESA has incurred significant continuing operating losses and has been highly leveraged. On September 12, 2006, IESA announced a multi-step debt restructuring plan, subject to its shareholders’ approval, which would significantly reduce its debt and provide liquidity to meet its operating needs. On November 15, 2006, IESA shareholders approved the debt restructuring plan, permitting IESA to execute on this plan. As of December 31, 2007, IESA has raised 150 million Euros, of which approximately 40 million Euros has paid down outstanding short-term and long-term debt. The remaining 100 million euros (less approximately 6 million Euro in fees) will be committed to fund IESA’s development program. Although this recent transaction has brought in additional financing, IESA’s ability to fund its subsidiaries’ operations, including ours, may be limited. If the merger is not concluded and we do not become a wholly-owned subsidiary of IESA; any material delay or cessation in product development from IESA or if the distribution agreements between us and IESA are terminated, our revenues will materially decrease. If the above contingencies occurred, we probably would be forced to take actions that could result in a significant reduction in the size of our operations and could have a material adverse effect on our revenue and cash flows and raise substantial doubt about our ability to continue as a going concern.
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
Summary of Related Party Transactions
     The following table provides the details of related party amounts within each line of our condensed consolidated statements of operations (in thousands):

	Three Months
	Ended
	June 30,
Income (expense)	2007	2008

Net revenues	$10,420	$40,285

Related party activity:
Royalty income (1)	1,635	386
Sale of goods	144	408
Production and quality and assurance testing Services	766	427

Total related party net revenues	2,545	1,221

Cost of goods sold	(6,766)	(24,388)

Related party activity:
Distribution fee for Humongous, Inc. product	(164)	(2,806)
Royalty expense (2)	(865)	(5,523)

Total related party cost of goods sold	(1,029)	(8,329)

Research and product development	(4,411)	(1,225)

Related party activity:
Development expenses (3)	—	—
Other miscellaneous development services	5	(58)

Total related party research and product Development	5	(58)

Selling and distribution expenses	(3,550)	(6,327)

Related party activity:
Miscellaneous purchase of services	—	—

Total related party selling and distribution Expenses	—	—

General and administrative expenses	(5,701)	(2,671)

Related party activity:
Management fee revenue	750	652
Management fee expense	(750)	—
Office rental and other services (4)	46	(2)

Total related party general and administrative Expenses	46	650

Restructuring expenses	(949)	(738)

Related party activity:
Related party rent expense (4)	—	—

Total related party restructuring expenses	—	—

Interest expenses, net	(13)	(620)

Related party activity:
Related party interest on Credit Facility	—	(40)

Total related party interest expense	—	(40)

(Loss) income from discontinued operations of Reflections Interactive Ltd., net of tax	(21)	(20)

Related party activity:
Royalty income (1)	—	—
License income (1)	—	—

Total related party loss from discontinued operations	—	—

(1)	We have entered into a distribution agreement with IESA and Atari Europe which provides for IESA’s and Atari Europe’s distribution of our products across Europe, Asia, and certain other regions pursuant to which IESA, Atari Europe, or any of their subsidiaries, as applicable, will pay us 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty income as part of net revenues, net of returns. Additionally, we earn license income from related parties Glu Mobile (see below).

(2)	We have also entered into a distribution agreement with IESA and Atari Europe, which provides for our distribution of IESA’s (or any of its subsidiaries’) products in the United States, Canada and Mexico, pursuant to which we will pay IESA either 30.0% of the gross margin on such products or 130.0% of the royalty rate due to the developer, whichever is greater. We recognize this amount as royalty expense as part of cost of goods sold, net of returns.

(3)	We engage certain related party development studios to provide services such as product development, design, and testing.

(4)	In July 2002, we negotiated a sale-leaseback transaction between Atari Interactive and an unrelated party. As part of this transaction, we guaranteed the lease obligation of Atari Interactive. The lease provides for minimum monthly rental payments of approximately $0.1 million escalating nominally over the ten-year term of the lease. During fiscal 2006, when the Beverly studio (which held the office space for Atari Interactive) was closed, rental payments were recorded to restructuring expense. We also received indemnification from IESA from costs, if any, that may be incurred by us as a result of the full guarantee.

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

(5)	Represents interest charged to us from the license advance from the Test Drive license. See Note 1 and Test Drive Intellectual Property License below.
The following amounts are outstanding with respect to the related party activities described above (in thousands):

	March 31,	June 30,
	2008	2008
Due from/(Due to) — current
IESA (1)	$—	$(40)
Atari Europe (2)	94	747
Eden Studios (3)	125	125
Humongous, Inc. (4)	(537)	(1,103)
Atari Interactive (5)	(79)	(609)
Other miscellaneous net receivables	85	229

Net due to related parties — current	$(312)	$(651)

Due from/(Due to) — long-term
Deferred related party license advance	—	—
Atari Interactive (see Atari License below)	(3,576)	(4,130)

Net due to related parties	$(3,888)	$(4,781)

     The current balances reconcile to the balance sheet as follows (in thousands):

	March 31,	June 30,
	2008	2008
Due from related parties	$885	$1,132
Due to related parties	(1,197)	(1,783)

Net (due to) due from related parties — current	$(312)	$(651)

(1)	Balances comprised primarily of the management fees charged to us by IESA and other charges of cost incurred on our behalf.

(2)	Balances comprised of royalty income or expense from our distribution agreements with IESA and Atari Europe relating to properties owned or licensed by Atari Europe.

(3)	Represents net payables for related party development activities.

(4)	Represents primarily distribution fees owed to Humongous, Inc., a related party, related to sale of their product, as well as liabilities for inventory purchased.

(5)	Comprised primarily of royalties owed to Atari Interactive, offset by receivables related to management fee revenue and production and quality and assurance testing services revenue earned from Atari Interactive.
Atari Name License
     In May 2003, we changed our name to Atari, Inc. upon obtaining rights to use the Atari name through a license from IESA, which IESA acquired as a part of the acquisition of Hasbro Interactive Inc. (“Hasbro Interactive”). In connection with a debt recapitalization in September 2003, Atari Interactive extended the term of the license under which we use the Atari name to ten years expiring on December 31, 2013. We issued 200,000 shares of our common stock to Atari Interactive for the extended license and will pay a royalty equal to 1% of our net revenues during years six through ten of the extended license. We recorded a deferred charge of $8.5 million, which was being amortized monthly and which became fully amortized during the first quarter of fiscal 2007. The monthly amortization was based on the total estimated cost to be incurred by us over the ten-year license period. Upon full amortization of the deferred charge, we began recording a long-term liability at $0.2 million per month, to be paid to Atari Interactive beginning in year six of the term of the license. During the quarters ended June 30, 2007 and 2008, we recorded expense of $0.6 million and $0.6 million in both periods, $4.0 million relating to this obligation is included in long-term liabilities.
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

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Contractual Obligations
     As of June 30, 2008, royalty and license advance obligations, milestone payments and future minimum lease obligations under non-cancelable operating and capital lease obligations were as follows (in thousands):

	Contractual Obligations
	Royalty and
	license	Milestone	Operating lease	Capital lease
Through	advances (1)	payments (2)	obligations (3)	obligations	Total
June 30, 2009	$—	$300	$1,561	$5	$1,866
June 30, 2010	—	—	1,794	—	1,794
June 30, 2011	—	—	1,756	—	1,756
June 30, 2012	—	—	1,406	—	1,406
June 30, 2013	—	—	1,329	—	1,329
Thereafter	—	—	11,340	—	11,340

Total	$—	$300	$19,186	$5	$19,491

(1)	We have committed to pay advance payments under certain royalty and license agreements. The payments of these obligations are dependent on the delivery of the contracted services by the developers.

(2)	Milestone payments represent royalty advances to developers for products that are currently in development. Although milestone payments are not guaranteed, we expect to make these payments if all deliverables and milestones are met timely and accurately.

(3)	We account for our office leases as operating leases, with expiration dates ranging from fiscal 2008 through fiscal 2022. These are future minimum annual rental payments required under the leases net of $0.6 million of sublease income to be received in fiscal 2008 and fiscal 2009. Rent expense and sublease income for the three months ended June 30, 2007 and 2008 is as follows (in thousands):

	Three months ended
	June 30,
	2007	2008
Rent expense	$1,107	825
Sublease income	(281)	(317)

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
Litigation
     As of June 30,2008, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
Ernst & Young, Inc. v. Atari, Inc.
     On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada. Atari Inc.’s answer and counterclaim was filed in August of 2006 and Atari, Inc. initiated discovery against Ernst & Young at the same time. The parties have executed a settlement agreement and Atari paid $60,000 to Ernst & Young in exchange for a release of claims. This settlement was paid as of June 30, 2008 and has been expensed as part of the three months ended June 30, 2008.
Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.
     On October 26, 2006 Research in Motion Limited (“RIM”) filed a claim against Atari, Inc. and Atari Interactive, Inc. (“Interactive”) (together “Atari”) in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout (together “Breakout”) in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems. Breakout and Super Breakout are games owned by Atari Interactive, Inc. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law. In August 2007, the Court ruled against Atari’s December 2006 motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. Each party will now be required to deliver an affidavit of documents specifying all documents in their possession, power and control relevant to the issues in the Ontario action. Following the exchange of documents, examination for discovery will be scheduled and the parties have recently commenced settlement discussions.

Stanley v. IESA, Atari, Inc. and Atari, Inc. Board of Directors
     On April 18, 2008, attorneys representing Christian M. Stanley, a purported stockholder of Atari (“Plaintiff”), filed a Verified Class Action Complaint against Atari, certain of its directors and former directors, and Infogrames, in the Delaware Court of Chancery. In summary, the complaint alleges that the director defendants breached their fiduciary duties to Atari’s unaffiliated stockholders by entering into an agreement that allows Infogrames to acquire the outstanding shares of Atari’s common stock at an allegedly unfairly low price. An Amended Complaint was filed on May 20, 2008, updating the allegations of the initial complaint to challenge certain provisions of the definitive merger agreement. On the same day, Plaintiff filed motions to expedite the suit and to preliminarily enjoin the merger. Plaintiff filed a Second Amended Complaint on June 30, 2008, further amending the complaint to challenge the adequacy of the disclosures contained in the Preliminary Proxy Statement on Form PREM 14A (the “Preliminary Proxy”) submitted in support of the proposed merger and asserting a claim against Atari and Infogrames for aiding and abetting the directors’ and former directors’ breach of their fiduciary duties.
     Plaintiff alleges that the US$1.68 per share offering price represents no premium over the closing price of Atari stock on March 5, 2008, the last day of trading before Atari announced the proposed merger transaction. Plaintiff alleges that in light of Infogrames’ approximately 51.6% ownership of Atari, Atari’s unaffiliated stockholders have no voice in deciding whether to accept the proposed merger transaction, and Plaintiff challenges certain of the “no shop” and termination fee provisions of the merger agreement. Plaintiff claims that the named directors are engaging in self-dealing and acting in furtherance of their own interests at the expense of those of Atari’s unaffiliated stockholders. Plaintiff also alleges that the disclosures in the Preliminary Proxy are deficient in that they fail to disclose material financial information and the information presented to and considered by the Board and its advisors. Plaintiff asks the court to enjoin the proposed merger transaction, or alternatively, to rescind it in the event that it is consummated. In addition, Plaintiff seeks damages suffered as a result of the directors’ violation of their fiduciary duties.
     The parties have been in discussions regarding a resolution of the action and are negotiating the terms of such resolution.
Letter from Coghill Capital Management, LLC
     On June 18, 2008, attorneys representing an individual shareholder, Coghill Capital Management, LLC (“CCM”), delivered a letter to Infogrames and Atari’s Board alleging that Atari had sustained damages as a result of entering into certain contractual arrangements between Atari and Infogrames and that, as a result, the proposed merger consideration was inadequate. CCM further alleged that Infogrames prevented Atari from properly discharging the duties it owed to shareholders and that certain former and current executive officers and directors of Infogrames derived improper personal benefits from Atari. CCM demanded that the Atari Board commence an action against Infogrames to recover the alleged damages if Infogrames does not agree to increase the merger consideration to at least $7.00 per share.
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
     On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On December 4, 2007, under the Waiver Consent and Third Amendment to the Credit Facility, as part of entering the Global MOU, BlueBay raised the maximum borrowings of the Senior Credit Facility to $14.0 million. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need. As of March 31, 2008, we are in violation of our weekly cash flow covenants (see Waiver, Consent and Fourth Amendment in this Note below). Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding our working capital cash requirements but there is no guarantee that we will be able to do so.
     As of June 30, 2008, we have drawn the full $14.0 million on the Senior Credit Facility.
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
     With the Fourth Amendment, as of April 30, 2008 and through August 13, 2008, we are in compliance with our BlueBay credit facility.
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
     As of June 30, 2008, we have drawn the $16.0 million on the Senior Credit Facility and are compliance with our IESA credit agreement.

NOTE 9 — RESTRUCTURING
     The charge for restructuring is comprised of the following (in thousands):

	Three Months Ended
	June 30,
	2007	2008
May 2007 severance and retention expenses (1)	$787	$—
November 2007 severance and retention expenses (2)	—	—
June 2008 severance and retention expenses (3)	—	322
Restructuring consultants and legal fees (2)	—	386
Lease related costs	162	30
Miscellaneous costs	—	—

Total	$949	$738

(1)	In the first quarter of fiscal 2008, management announced a plan to reduce our total workforce by 20%, primarily in general and administrative functions.

(2)	In the third quarter of fiscal 2008, as part of the removal of the Board of Directors and the hiring of a restructuring firm, management announced an additional workforce reduction of 30%, primarily in research and development and general and administrative functions. This restructuring is anticipated to cost us approximately $5.0 to $6.0 million dollars of which $1.0 to $1.5 million would relate to severance arrangements (See Note 1).

(3)	In the first quarter of fiscal 2009, as part of our continual refocus and as part of reducing our cost structure as previously announced in November 2007, we reduced our workforce by an additional 30%, primarily in general and administrative functions. This restructuring is anticipated to cost us approximately $0.8 to $1.2 million dollars all of which would relate to severance arrangements.
     The following is a reconciliation of our restructuring reserve from March 31, 2008 to June 30, 2008 (in thousands):

	Balance at			Cash payments,	Balance at
	March 31, 2008	Accrued Amounts	Reclasses	net	June 30, 2008
Short term
Severance and retention expenses (1) (2) (4)	$669	$322	$—	$(482)	$509
Restructuring
consultants and legal fees (2)	1,090	386	—	(389)	1,087
Lease related costs	—	30	—	(30)	—

Total	$1,759	738	—	(901)	$1,596

NOTE 10 — OPERATIONS BY REPORTABLE SEGMENTS
     We have three reportable segments: publishing, distribution and corporate. Our publishing segment is comprised of business development, strategic alliances, product development, marketing, packaging, and sales of video game software for all platforms. Distribution constitutes the sale of other publishers’ titles to various mass merchants and other retailers. Corporate includes the costs of senior executive management, legal, finance, and administration. The majority of depreciation expense for fixed assets is charged to the corporate segment and a portion is recorded in the publishing segment. This amount consists of depreciation on computers and office furniture in the publishing unit. Historically, we do not separately track or maintain records of balance sheet information by segment, other than a nominal amount of fixed assets, which identify assets by segment and, accordingly, such information is not available.
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
     The following summary represents the consolidated net revenues, operating income (loss), depreciation and amortization, and interest (expense) income by reportable segment for the three months ended June 30, 2007 and 2008 (in thousands):

	Publishing	Distribution	Corporate	Total
Three months ended June 30, 2007:
Net revenues	$9,733	$687	$—	$10,420
Operating income (loss) (1)	(4,500)	72	(6,549)	(10,977)
Depreciation and amortization	(70)	—	(344)	(414)
Interest expense, net	—	—	(13)	(13)
Three months ended June 30, 2008:
Net revenues	$36,659	$3,626	$—	$40,285

	Publishing	Distribution	Corporate	Total
Operating income (loss) (1)	7,675	509	(3,370)	4,814
Depreciation and amortization	(42)	—	(263)	(305)
Interest expense, net	26	—	(646)	(620)

(1)	Operating loss for the Corporate segment for the three months ended June 30, 2007 and 2008, excludes restructuring charges of $0.9 million and $0.7 million, respectively. Including restructuring charges, total operating income for the three months ended June 30, 2007 and 2008 is $11.9 million and $4.1 million, respectively.

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
Going Concern
     Since 2005, due to cash constraints, we have substantially reduced our involvement in development of video games, and have sold a number of intellectual properties and development facilities in order to obtain cash to fund our operations. The reduction in our development activities has significantly reduced the number of games we publish. During fiscal 2008, our revenues from publishing activities were $69.8 million, compared with $104.7 million during fiscal 2007.
     For the year ended March 31, 2007, we had an operating loss of $77.6 million, which included a charge of $54.1 million for the impairment of our goodwill, which is related to our publishing unit. For the year ended March 31, 2008, we had incurred an operating loss of approximately $21.9 million, although an improvement from prior fiscal year losses, we still face significant cash requirements to fund our working capital needs. We have taken significant steps to reduce our costs such as our May 2007 and November 2007 workforce reduction of approximately 20% and 30%, respectively. Further in June 2008, we continued to reduce cost as part of our refocus on sales, marketing and distribution by reducing our workforce an additional 20%. Our ability to deliver products on time depends in good part on developers’ ability to meet completion schedules. Further, our expected releases in fiscal 2008 were even fewer than our releases in fiscal 2007. In addition, most of our releases for fiscal 2008 were focused on the holiday season. As a result our cash needs have become more seasonal and we face significant cash requirements to fund our working capital needs.
     Prior to March 31 2008, we entered into a number of transactions with our majority shareholder IESA and Bluebay High Yield Investments (Luxembourg) S.A.R.L., or “Bluebay”, a subsidiary of the largest shareholder of IESA. These transactions have caused or are part of our current restructuring initiatives intended to allow us to devote more resources to focusing on our distribution business strategy, provide liquidity, and to mitigate our future cash requirements (See Note 1 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.) As of June 30, 2008, we entered into the following agreements to further provide liquidity:
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

     Under the Merger Agreement, IESA and us have certain rights to terminate the Merger Agreement and the Merger. Upon the termination of the Merger Agreement under certain circumstances, we must pay IESA a termination fee of $0.5 million.
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
     Credit Agreement
     In connection with the Merger Agreement, the Company also entered into a Credit Agreement with IESA under which IESA committed to provide up to an aggregate of $20 million in loan availability. The Credit Agreement with IESA will terminate when the merger takes place or when the Merger Agreement terminates without the merger taking place. See Note 8.
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
     With the Fourth Amendment, as of April 30, 2008 and through August 13, 2008, we are in compliance with our BlueBay credit facility.
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
     In addition to our publishing and development activities, we also distribute video game software in North America for titles developed by third party publishers with whom we have contracts. As a distributor of video game software throughout the U.S., we maintain distribution operations and systems, reaching well in excess of 30,000 retail outlets nationwide. Consumers have access to interactive software through a variety of outlets, including mass-merchant retailers such as Wal-Mart and Target; major retailers, such as Best Buy and Toys ‘R’ Us; and specialty stores such as GameStop. Our sales to key customers GameStop, Wal-Mart, and Best Buy accounted for approximately 32%, 15%, and 9%, respectively, of net revenues for the three months ended June 30, 2008. No other customers had sales in excess of 10% of net product revenues. Additionally, our games are made available through various internet, online, and wireless networks.
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
     We suffered large operating losses during fiscal 2006, 2007 and 2008. To fund these losses, we sold assets, including intellectual property rights related to game franchises that had generated substantial revenues for us and including our development studios. During 2008, we granted IESA an exclusive license with regard to the Test Drive franchise in consideration for a $5 million related party advance which shall accrue interest at a yearly rate of 15% throughout the term. We do not have significant additional assets we could sell, if we are going to continue to engage in our current activities. However, we have both short and long term need for funds. As of June 30, 2008, our $14.0 million Bluebay Credit Facility was fully drawn. In connection with the Merger Agreement with IESA, we obtained a $20 million interim credit line granted from IESA, which will terminate when the merger takes place or when the Merger Agreement terminates without the merger taking place. At June 30, 2008, we had borrowed $16.0 million under the IESA credit line. The funds available under the two credit lines may not be sufficient to enable us to meet anticipated seasonal cash needs if the merger does not take place before the fall 2008 holiday season inventory buildup. Management continues to pursue other options to meet the cash requirements for funding to meet our working capital cash requirements but there is no guarantee that we will be able to do so.

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
     For the three months ended June 30, 2007 and 2008, we recorded allowances for bad debts, returns, price protection and other customer promotional programs of approximately $4.0 million and $7.2 million, respectively. As of March 31, 2008 and June 30, 2008, the aggregate reserves against accounts receivable for bad debts, returns, price protection and other customer promotional programs were approximately $1.9 million and $15.4 million, respectively.
Inventories
     We write down our inventories for estimated slow-moving or obsolete inventories equal to the difference between the cost of inventories and estimated market value based upon assumed market conditions. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required. For the three months ended June 30, 2007 and 2008, we recorded obsolescence expense of approximately $0.2 million and $0.1 million, respectively. As of March 31, 2008 and June 30, 2008, the aggregate reserve against inventories was approximately $3.7 million and $1.5 million, respectively.
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

Results of operations
     Three months ended June 30, 2007 versus the three months ended June 30, 2008
Condensed Consolidated Statements of Operations (dollars in thousands):

	Three		Three
	Months	% of	Months	% of
	Ended	Net	Ended	Net	(Decrease)/
	June 30,	Revenues	June 30,	Revenues	Increase
	2007		2008		$	%

Net revenues	$10,420	100.0%	$40,285	100.0%	$29,865	286.6%
Costs and expenses:
Cost of goods sold	6,766	64.9%	24,388	60.5%	17,622	260.5%
Research and product development	4,411	42.3%	1,225	3.1%	(3,186)	(72.2)%
Selling and distribution expenses	3,550	34.1%	6,327	15.7%	2,777	78.2%
General and administrative expenses	5,701	54.8%	2,671	6.6%	(3,030)	(53.2)%
Restructuring expenses	949	9.1%	738	1.8%	(211)	(22.2)%
Depreciation and amortization	414	4.0%	305	0.8%	(109)	(26.3)%
Atari trademark license expense	555	5.3%	555	1.4%	0	(0.0)%
Total costs and expenses	22,346	214.5%	36,209	89.9%	13,863	62.0%

Operating (loss) income	(11,926)	(114.5)%	4,076	10.1%	16,002	134.2%
Interest expense, net	(13)	(0.1)%	(620)	(1.6)%	(607)	(4,469.2)%
Other income	19	0.2%	19	0.1%	0	0.0%

Income (loss) before provision for income taxes	(11,920)	(114.4)%	3,475	8.6%	15,395	129.2%
Provision for income taxes	—	0.0%	—	0.0%	0	0.0%

Income (loss) from continuing operations	(11,920)	(114.4)%	3,475	8.6%	15,395	129.2%
(Loss) from discontinued operations of Reflections Interactive Ltd., net of tax	(21)	(0.2)%	(20)	(0.1)%	1	4.8%

Net (loss) income	$(11,941)	(114.6)%	$3,455	8.6%	$15,396	128.9%

Net Revenues
Net Revenues by Segment (in thousands):

	Three Months
	Ended
	June 30,		(Decrease)
	2007	2008	/ Increase
Publishing	$9,733	$36,659	$26,926
Distribution	687	3,626	2,939

Total	$10,420	$40,285	$29,865

Publishing Sales Platform Mix

	Three Months
	Ended
	June 30,
	2007	2008
Xbox 360	3.4%	42.4%
PlayStation 3	0.0%	20.0%
PC	36.2%	13.1%
PlayStation 2	14.0%	12.0%
Wii	2.8%	8.9%
PSP	26.5%	2.2%
Nintendo DS	17.0%	1.1%
Other miscallenous platforms	0.1%	0. 3%

Total	100.0%	100.0%

As anticipated, we recognized a substantial increase in our publishing net revenues in our first quarter of fiscal 2009, as compared to fiscal 2008. During our first quarter of fiscal 2008, we released two major new releases of which comprised 79% of our quarter’s publishing net revenues. The quarter over quarter comparison includes the following trends:
•	Net publishing product sales during the three months ended June 30, 2008 were driven by new releases of Dragon Ball Z Burst Limit (Xbox 360 and PS3) and Alone in the Dark (Xbox 360, Wii, PS2, and PC). These titles comprised approximately 79% of our net publishing product sales. The three months ended June 30, 2007 sales were driven by back catalogue sales (approximately 86% of all publishing net product sales).

•	International royalty income decreased slightly by $0.1 million as we have less titles being developed and sold internationally.

•	The overall average unit sales price (“ASP”) of the publishing business has increased from $18.19 in the prior comparable quarter to $27.66 in the current period due to a higher percentage of next generation product sales as compared to the prior year’s comparable quarter.
Total distribution net revenues for the three months ended June 30, 2008 more than quadrupled from the prior comparable period due to new releases from our Humongous distribution business (primarily Backyard Baseball 2008 on Wii, PS2 and PC).
Cost of Goods Sold
     Cost of goods sold as a percentage of net revenues can vary primarily due to segment mix, platform mix within the publishing business, average unit sales prices, mix of royalty bearing products and the mix of licensed product. These expenses for the three months ended June 30, 2008 increased by $17.6 million primarily due to sales volume. As a percentage of net revenues, cost of goods sold decreased from 64.9% to 60.5% due to the following:
•	the majority of revenue during the period were comprised of next generation product carrying a better margin than back catalogue product (which comprised the majority of prior comparable period sales), offset by

•	a higher mix of higher cost IESA product under the new distribution agreement which accounted for approximately 34% of the sales in the period.
Research and Product Development Expenses
     Research and product development expenses consist of development costs relating to the design, development, and testing of new software products whether internally or externally developed, including the payment of royalty advances to third party developers on products that are currently in development and billings from related party developers. Due to cash constraints and our focus on sales, marketing and distribution, we no longer fund or fully invest in development efforts. As a result expenses for the three months ended June 30, 2008 decreased approximately $3.2 million or 72.2%.
Selling and Distribution Expenses
     Selling and distribution expenses primarily include shipping, personnel, advertising, promotions and distribution expenses. During the three months ended June 30, 2008, selling and distribution expenses increased $2.8 million or approximately 78.2%, due to:
•	increased spending on advertising of $2.8 million to support the period’s new releases (Dragon Ball Z: Burst Limit and Alone in the Dark) , offset by
•	savings in salaries and related overhead costs due to reduced headcount resulting from personnel reductions.
General and Administrative Expenses
     General and administrative expenses primarily include personnel expenses, facilities costs, professional expenses and other overhead charges. During the three months ended June 30, 2008, general and administrative expenses decreased by $3.0 million. As a percentage of net revenues, general and administrative expense decreased from 54.7% to 6.6%. Trends within general and administrative expenses related to the following:
•	a reduction in salaries and other overhead costs of $0.9 million due to personnel and facility reductions, and
•	savings in legal, audit fees and other professional fees of approximately $2.0 million.
Restructuring Expenses
     In the first quarter of fiscal 2008, the Board of Directors approved a plan to reduce our total workforce by an additional 20%, primarily in production and general and administrative functions. This plan resulted in restructuring charges of approximately $0.9 million. During the first quarter of fiscal 2009, the Board of Directors approved a plan to reduce our total workforce by an additional 20% (based on current headcount), primarily in the general and administrative functions. This plan resulted in restructuring charges of approximately $0.7 million of which the majority of the cost related to severance.
Interest expense, net
     During the three months ended June 30, 2008, we incurred additional interest expense of approximately $0.6 million as compared to the three months ended June 30, 2007. The increase relates to the amount of borrowings outstanding during the the comparable period. At the end of June 2008 we had $30.0 million in borrowings under our current credit facilities ($14.0 million through out the period and the remaining $16.0 million during the month of June) as compared $0.0 million outstanding at the end of June 2007 (minimal borrowings through out the three month June 30, 2007 period).

Liquidity and Capital Resource
Overview
     A need for increased investment in development and increased need to spend advertising dollars to support product launches, caused in part by “hit-driven” consumer taste, have created a significant increase in the amount of financing required to sustain operations, while negatively impacting margins. Further, our business continues to be more seasonal, which creates a need for significant financing to fund manufacturing activities for our working capital requirements. Our Bluebay Credit Facility is limited to $14.0 million and is fully drawn. Further, at March 31, 2008, the lender had the right to cancel the credit facility as we failed to meet financial and other covenants, the violation of which was waived on April 30, 2008. On April 30, 2008, we obtained a $20 million interim credit line granted by IESA when we entered into the Merger Agreement relating to its acquisition of us, which will terminate when the merger takes place or when the Merger Agreement terminates without the merger taking place. As of June 30, 2008, we continue to have $14.0 million outstanding under the Bluebay credit line and have borrowed approximately $16.0 million from the IESA credit line. The funds available under the two credit lines may not be sufficient to enable us to meet anticipated seasonal cash needs if IESA does not acquire us before the fall 2008 holiday season inventory buildup. Historically, IESA has sometimes provided funds we needed for our operations, but it is not certain that it will be able, or willing to provide the funding we will need for our working capital requirements if IESA does not acquire us.
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
     In May 2007, we announced a plan to reduce our total workforce by approximately 20% as a cost cutting initiative. Further in November 2007 and June 2008, we announced a plan to reduce our total workforce by more than 50% combined. To reduce working capital requirements and further conserve cash we will need to take additional actions in the near-term, which may include additional personnel reductions and suspension of additional development projects. However, these steps may not fully resolve the problems with our financial position. Also, lack of funds will make it difficult for us to undertake a strategic plan to generate new sources of revenues and otherwise enable us to attain long-term strategic objectives. Management continues to pursue other options to meet our working capital cash requirements but there is no guarantee that we will be able to do so.
Cash Flows
(in thousands)

	March 31,	June 30,
	2008	2008
Cash	$11,087	$12,354
Working capital deficiency	$(12,796)	$(8,211)

	Three Months Ended
	June 30,
	2007	2008
Cash used in operating activities	$(3,833)	$(14,711)
Cash used in investing activities	(261)	(16)
Cash provided by financing activities	(31)	15,992
Effect of exchange rates on cash	2	2

Net (decrease) increase in cash	$(4,123)	$1,267

     During the three months ended June 30, 2008, our operations used cash of approximately $14.7 million to support the building of inventory for June 2008 sales that accounted for approximately 85% of the quarter’s net revenue. The majority accounts receivable collections for June 2008 sales will take place in July and August. During the three months ended June 30, 2007, our operations used cash of approximately $3.8 million driven by the net loss of $11.9 million for the period offset by collections of accounts receivable from sales of the quarter prior (March 2007) and current sales early in the June 2007 quarter.
     During the three months ended June 30, 2008, cash used by investing activities of $0.1 million was due to purchases of property and equipment. During the three months ended June 30, 2007, investing activities used cash of $0.3 million due to purchases of property and equipment.
     During the three months ended June 30, 2008, our financing activities provided cash of $16.0 million primarily from borrowings from our credit facilities. During the three months ended June 30, 2007, no borrowings were made under our credit facility.
     Our $14.0 million Senior Credit Facility with BlueBay matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year.
     Our IESA Credit Agreement provides an aggregate of $20 million in loan availability at an interest rate equal to the applicable LIBOR rate plus 7% per year. The IESA Credit Agreement will terminate when we are acquired by IESA or when the Merger Agreement terminates without the transaction’s taking place.
     The maximum borrowings we can make under the Senior Credit Facility or our IESA Credit facility may not by themselves provide all the funding we will need for our working capital needs.
     Management continues to pursue other options to meet the cash requirements for funding our working capital cash requirements but there is no guarantee that we will be able to do so.
     Our outstanding accounts receivable balance varies significantly on a quarterly basis due to the seasonality of our business and the timing of new product releases. There were no significant changes in the credit terms with customers during the three month period ended on June 30, 2008.
     Due to our reduced product releases, our business has become increasingly seasonal. This increased seasonality has put significant pressure on our liquidity prior to our holiday season as financing requirements to build inventory are high. During fiscal 2007, our third quarter (which includes the holiday season) represented approximately 38.7% of our net revenues for the entire year. In fiscal 2008, our third quarter represented approximately 51.3% of our net revenues for the year. We expect a similar trend in fiscal 2009.
     We do not currently have any material commitments with respect to any capital expenditures. However, we do have commitments to pay royalty and license advances, milestone payments, and operating and capital lease obligations.
     Our ability to maintain sufficient levels of cash could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our new versions of our titles on existing platforms and our titles on new platforms, our ability to collect our receivables as they become due, risks of product returns, successfully achieving our product release schedules and attaining our forecasted sales goals, seasonality in operating results, fluctuations in market conditions and the other risks described in the “Risk Factors” as noted in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
     We are also party to various litigations arising in the normal course of our business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial condition or results of operations.
Selected Balance Sheet Accounts
     Receivables, net
     Receivables, net, increased by $22.6 million from $0.6 million at March 31, 2008 to $23.3 million at June 30, 2008. This increase is due to the majority (85%) of our quarter-ended June 2008 season sales occurring in the month of June 2008 leading to a higher ending quarter accounts receivable balance as compared to the lower sales recorded in our fourth quarter of fiscal 2007.
     Due from Related Parties/Due to Related Parties
     Due from related parties increased by $0.3 million and due to related parties increased by $0.6 million from March 31, 2008 to June 30, 2008 driven by balances between parties settled by netting during the quarter.
     Prepaid and other current assets
     Prepaid and other current assets decreased approximately $3.2 million from March 31, 2008 to June 30, 2008 primarily from the amortization of licenses at the licensor’s royalty rate over unit sales.
     NASDAQ Delisting Notice
     On December 21, 2007, we received a notice from Nasdaq advising that in accordance with Nasdaq Marketplace Rule 4450(e)(1), we had 90 calendar days, or until March 20, 2008, to regain compliance with the minimum market value of our publicly held shares required for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Marketplace Rule 4450(b)(3). We received this notice because the market value of our publicly held shares (which is calculated by reference to our total shares outstanding, less any shares held by officers, directors or beneficial owners of 10% or more) was less than $15.0 million for 30 consecutive business days prior to December 21, 2007. This notification had no effect on the listing of our common stock at that time.
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
     On May 7, 2008, we received a letter from The NASDAQ Stock Market advising us that the Panel had determined to delist our securities from The NASDAQ Stock Market, and suspend trading in our securities effective with the open of business day on Friday, May 9, 2008. We had 15 calendar days from May 7, 2008 to request that the NASDAQ Listing and Hearing Review Council review the Panel’s decision. We have requested such review and are awaiting further notice. Requesting a review does not by itself stay the trading suspension action.
     Following the delisting of our securities, our common stock began trading on the Pink Sheets, a real-time quotation service maintained by Pink Sheets LLC.
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
     On October 18, 2007, we consented to the transfer of the loans outstanding ($3.0 million) under the Guggenheim credit facility to funds affiliated with BlueBay Asset Management plc and to the appointment of BlueBay High Yield Investments (Luxembourg) S.A.R.L. (“BlueBay”), as successor administrative agent. BlueBay Asset Management plc is a significant shareholder of IESA. On October 23, 2007, we entered into a waiver and amendment with BlueBay for, as amended, a $10.0 million Senior Secured Credit Facility (“Senior Credit Facility”). The Senior Credit Facility matures on December 31, 2009, charges an interest rate of the applicable LIBOR rate plus 7% per year, and eliminates certain financial covenants. On December 4, 2007, under the Waiver Consent and Third Amendment to the Credit Facility, as part of entering the Global MOU, BlueBay raised the maximum borrowings of the Senior Credit Facility to $14.0 million. The maximum borrowings we can make under the Senior Credit Facility will not by themselves provide all the funding we will need. As of March 31, 2008, we are in violation of our weekly cash flow covenants (see Waiver, Consent and Fourth Amendment in this Note 14 below).. Management continues to seek additional financing and is pursuing other options to meet the cash requirements for funding our working capital cash requirements but there is no guarantee that we will be able to do so.
     As of June 30, 2008, we have drawn the full $14.0 million on the Senior Credit Facility.
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
     With the Fourth Amendment, as of April 30, 2008 and through August 13, 2008, we are in compliance with our BlueBay credit facility.
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
     As of June 30, 2008, we have drawn the $16.0 million on the Senior Credit Facility and are compliance with our IESA credit agreement.
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
Foreign Currency Exchange Rates
     We earn royalties on sales of our product sold internationally. These revenues, which are based on various foreign currencies and are billed and paid in U.S. dollars, represented a $0.4 million of our revenues for the three months ended June 30, 2008. We also purchase certain of our inventories from foreign developers and pay royalties primarily denominated in euros to IESA from the sale of IESA products in North America. While we do not hedge against foreign exchange rate fluctuations, our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors. For the three months ended June 30, 2008, we did not have any net revenues from our foreign subsidiaries; these subsidiaries represent $0.5 million, or 1.0%, of our total assets. We also recorded a nominal amount of operating expenses attributed to foreign operations of Reflections, included in loss from discontinued operations on our condensed consolidated statement of operations. Currently, substantially all of our business is conducted in the United States where revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations.
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

     We determined that, as of June 30, 2008, there were no material weaknesses affecting our internal control over financial reporting and our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
     As of June 30, 2008, our management believes that the ultimate resolution of any of the matters summarized below and/or any other claims which are not stated herein, if any, will not have a material adverse effect on our liquidity, financial condition or results of operations. With respect to matters in which we are the defendant, we believe that the underlying complaints are without merit and intend to defend ourselves vigorously.
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
Ernst & Young, Inc. v. Atari, Inc.
     On July 21, 2006 we were served with a complaint filed by Ernst & Young as Interim Receiver for HIP Interactive, Inc. This suit was filed in New York State Supreme Court, New York County. HIP is a Canadian company that has gone into bankruptcy. HIP contracted with us to have us act as its distributor for various software products in the U.S. HIP is alleging breach of contract claims; to wit, that we failed to pay HIP for product in the amount of $0.7 million. We will investigate filing counter claims against HIP, as HIP owes us, via our Canadian Agent, Hyperactive, for our product distributed in Canada. Atari Inc.’s answer and counterclaim was filed in August of 2006 and Atari, Inc. initiated discovery against Ernst & Young at the same time. The parties have executed a settlement agreement and Atari paid $60K to Ernst & Young in exchange for a release of claims. This settlement was paid as of June 30, 2008 and has been expensed as part of results of the three months ended June 30, 2008.
Research in Motion Limited v. Atari, Inc. and Atari Interactive, Inc.
     On October 26, 2006 Research in Motion Limited (“RIM”) filed a claim against Atari, Inc. and Atari Interactive, Inc. (“Interactive”) (together “Atari”) in the Ontario Superior Court of Justice. RIM is seeking a declaration that (i) the game BrickBreaker, as well as the copyright, distribution, sale and communication to the public of copies of the game in Canada and the United States, does not infringe any Atari copyright for Breakout or Super Breakout (together “Breakout”) in Canada or the United States, (ii) the audio-visual displays of Breakout do not constitute a work protected by copyright under Canadian law, and (iii) Atari holds no right, title or interest in Breakout under US or Canadian law. RIM is also requesting the costs of the action and such other relief as the court deems. Breakout and Super Breakout are games owned by Atari Interactive, Inc. On January 19, 2007, RIM added claims to its case requesting a declaration that (i) its game Meteor Crusher does not infringe Atari copyright for its game Asteroids in Canada, (ii) the audio-visual displays of Asteroids do not constitute a work protected under Canadian law, and (iii) Atari holds no right, title or interest in Asteroids under Canadian law. In August 2007, the Court ruled against Atari’s December 2006 motion to have the RIM claims dismissed on the grounds that there is no statutory relief available to RIM under Canadian law. Each party will now be required to deliver an affidavit of documents specifying all documents in their possession, power and control relevant to the issues in the Ontario action. Following the exchange of documents, examinations for discovery will be scheduled and the parties have recently commenced settlement discussions.
Stanley v. IESA, Atari, Inc. and Atari, Inc. Board of Directors
     On April 18, 2008, attorneys representing Christian M. Stanley, a purported stockholder of Atari (“Plaintiff”), filed a Verified Class Action Complaint against Atari, certain of its directors and former directors, and Infogrames, in the Delaware Court of Chancery. In summary, the complaint alleges that the director defendants breached their fiduciary duties to Atari’s unaffiliated stockholders by entering into an agreement that allows Infogrames to acquire the outstanding shares of Atari’s common stock at an allegedly unfairly low price. An Amended Complaint was filed on May 20, 2008, updating the allegations of the initial complaint to challenge certain provisions of the definitive merger agreement. On the same day,

Plaintiff filed motions to expedite the suit and to preliminarily enjoin the merger. Plaintiff filed a Second Amended Complaint on June 30, 2008, further amending the complaint to challenge the adequacy of the disclosures contained in the Preliminary Proxy Statement on Form PREM 14A (the “Preliminary Proxy”) submitted in support of the proposed merger and asserting a claim against Atari and Infogrames for aiding and abetting the directors’ and former directors’ breach of their fiduciary duties.
     Plaintiff alleges that the $1.68 per share offering price represents no premium over the closing price of Atari stock on March 5, 2008, the last day of trading before Atari announced the proposed merger transaction. Plaintiff alleges that in light of Infogrames’ approximately 51.6% ownership of Atari, Atari’s unaffiliated stockholders have no voice in deciding whether to accept the proposed merger transaction, and Plaintiff challenges certain of the “no shop” and termination fee provisions of the merger agreement. Plaintiff claims that the named directors are engaging in self-dealing and acting in furtherance of their own interests at the expense of those of Atari’s unaffiliated stockholders. Plaintiff also alleges that the disclosures in the Preliminary Proxy are deficient in that they fail to disclose material financial information and the information presented to and considered by the Board and its advisors. Plaintiff asks the court to enjoin the proposed merger transaction, or alternatively, to rescind it in the event that it is consummated. In addition, Plaintiff seeks damages suffered as a result of the directors’ violation of their fiduciary duties.
     The parties have been in discussions regarding a resolution of the action and are negotiating the terms of such resolution.
Letter from Coghill Capital Management, LLC
     On June 18, 2008, attorneys representing an individual shareholder, Coghill Capital Management, LLC (“CCM”), delivered a letter to Infogrames and Atari’s Board alleging that Atari had sustained damages as a result of entering into certain contractual arrangements between Atari and Infogrames and that, as a result, the proposed merger consideration was inadequate. CCM further alleged that Infogrames prevented Atari from properly discharging the duties it owed to shareholders and that certain former and current executive officers and directors of Infogrames derived improper personal benefits from Atari. CCM demanded that the Atari Board commence an action against Infogrames to recover the alleged damages if Infogrames does not agree to increase the merger consideration to at least $7.00 per share.
Item 4. Submission of Matters to a Vote of Security Holders
     None

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
Title: Chief Executive Officer
Date: August 13, 2008

By:	/s/ Arturo Rodriguez

Name: Arturo Rodriguez
Title: Acting Chief Financial Officer
Date: August 13, 2008

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